Form 10-Q
period 1996-03-31
OM GROUP INC
filed 1996-05-09
CIK 899723

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1996
                       Commission File Number 0-22572


                                OM GROUP, INC.
           (exact name of registrant as specified in its charter)



           Delaware                                      52-1736882
(state or other jurisdiction of                      (I.R.S., Employer
incorporation or organization)                    Identification Number)



                                 Tower City
                             3800 Terminal Tower
                         Cleveland, Ohio  44113-2204
                   (Address of principal executive offices)
                                 (zip code)


                               (216) 781-0083
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __/X/__         No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: Common Stock, $.01 Par Value -- 12,424,708 shares.

                                   INDEX

                               OM GROUP, INC.




Part I.  Financial Information

Item 1.  Financial Statements

         Condensed consolidated balance sheets -- March 31, 1996 and December 31, 1995

         Condensed consolidated statements of income -- Three months ended March 31, 1996 and 1995

         Condensed consolidated statements of cash flows -- Three months ended March 31, 1996 and 1995

         Notes to condensed consolidated financial statements - March
         31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings - Not applicable

Item 2.  Changes in Securities - Not applicable

Item 3.  Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (11) Statement regarding computation of earnings per share
         (15) Independent Accountants' Review Report
         (15) Letter re:  Unaudited Interim Financial Information
         (27) Financial Data Schedule

Part I  Financial Information
Item 1  Financial Statements

                               OM GROUP, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Thousands of dollars)

                                               March 31,
                                                  1996      December 31,
                                              (Unaudited)      1995
                                              -----------   ----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $  7,630     $  9,098
   Accounts receivable                             69,664       71,959
   Inventories                                    151,801      139,067
   Other current assets                            14,495       13,817
                                                 --------     --------
      Total Current Assets                        243,590      233,941

PROPERTY, PLANT AND EQUIPMENT
   Land                                               321          331
   Buildings and improvements                      33,628       33,607
   Machinery and equipment                        107,881      102,576
   Furniture and fixtures                           3,952        3,427
                                                 --------     --------
                                                  145,782      139,941
   Less accumulated depreciation                   46,540       42,661
                                                 --------     --------
                                                   99,242       97,280

 OTHER ASSETS
   Goodwill and other intangible assets            23,530       23,842
   Other assets                                     3,182        2,979
                                                 ________     ________
TOTAL ASSETS                                     $369,544     $358,042
                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt             $  4,617     $  5,263
   Accounts payable                                68,165       61,917
   Other accrued expenses                          12,755       19,766
                                                 --------     --------
      Total Current Liabilities                    85,537       86,946

LONG TERM LIABILITIES
   Long-term debt                                  96,442       89,845
   Deferred income taxes                           19,129       18,597
   Other long-term liabilities                      1,302        1,226

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
   Authorized 2,000,000 shares;
      no shares issued or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 12,506,250 shares                        125          125
   Capital in excess of par value                 102,088      102,088
   Retained earnings                               67,547       61,763
   Treasury stock (81,542 shares at March
      31, 1996 and 86,112 shares at
      December 31, 1995, at cost)                  (2,458)      (2,512)
   Foreign currency translation adjustments          (168)         (36)
                                                 --------     --------
      Total Stockholders' Equity                  167,134      161,428
                                                 ________     ________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $369,544     $358,042
                                                 ========     ========


See notes to condensed Consolidated Financial Statements

Part I  Financial Information
Item 1  Financial Statements



                                OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                  (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                    1996        1995
                                                 --------     --------
OPERATIONS
   Net sales                                     $102,853     $ 89,429
   Cost of products sold                           82,642       71,882
                                                 --------     --------
                                                   20,211       17,547

Selling, general and administrative expenses        7,953        7,329
                                                 --------     --------

   INCOME FROM OPERATIONS                          12,258       10,218

OTHER INCOME (EXPENSE)
   Interest expense                                (1,894)        (920)
   Interest income                                     34           67
   Foreign exchange gain (loss)                       170         (272)
                                                 --------     --------
                                                   (1,690)      (1,125)
                                                 --------     --------

   INCOME BEFORE INCOME TAXES                      10,568        9,093

Income taxes                                        3,417        3,003
                                                 ________     ________
   NET INCOME                                    $  7,151     $  6,090
                                                 ========     ========

Net income per share                                $0.56        $0.48

Dividends paid per common share                     $0.11        $0.09

Weighted average shares (000)                      12,821       12,732


See notes to condensed Consolidated Financial Statements

Part I  Financial Information
Item 1  Financial Statements


                                OM GROUP, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands of dollars)
                                 (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                 ---------------------
                                                    1996        1995
                                                 --------     --------

OPERATING ACTIVITIES
   Net income                                      $7,151       $6,090
   Items not affecting cash:
      Depreciation and amortization                 4,356        3,151
      Foreign exchange (gain) loss                   (170)         272
      Deferred income taxes                           532        1,480
   Changes in operating assets and liabilities    (11,837)      (8,070)
                                                   ------       ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES        32        2,923

INVESTING ACTIVITIES
   Expenditures for property, plant
      and equipment, net                           (6,053)      (6,951)
   Acquisition of business                                      (5,013)
                                                   ______       ______
      NET CASH USED IN INVESTING ACTIVITIES        (6,053)     (11,964)

FINANCING ACTIVITIES
   Dividend payments                               (1,367)      (1,120)
   Long-term borrowings                            10,107        7,400
   Payments of long-term debt                      (4,000)
   Issuance (purchase) of treasury stock               54         (696)
                                                   ______       ______
      NET CASH PROVIDED BY FINANCING ACTIVITIES     4,794        5,584

Effect of exchange rate changes on cash              (241)          41
                                                   ______       ______
Decrease in cash                                   (1,468)      (3,416)

Cash and cash equivalents at beginning of period    9,098        8,592
                                                  _______       ______
Cash and cash equivalents at end of period        $ 7,630       $5,176
                                                  =======       ======

See notes to condensed Consolidated Financial Statements

Part I  Financial Information
Item 1  Financial Statements

                              OM GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                              March 31, 1996

Note A  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B  Inventories

        Inventories consist of the following:

                                             March 31,     December 31,
                                               1996            1995
                                             --------        --------
        Raw materials and supplies           $111,148        $ 99,853
        Finished goods                         75,254          74,715
                                             --------        --------
                                              186,402         174,568
        LIFO reserve                          (34,601)        (35,501)
                                             --------        --------
        Total inventories                    $151,801        $139,067
                                             ========        ========

Note C  Contingent Matters

        The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although it is very difficult to quantify the potential impact of compliance with or liability under environmental protection laws, management believes that the ultimate aggregate cost to the Company of environmental remediation, as well as other legal proceedings arising out of operations in the normal course of business, will not result in a material adverse effect upon its financial condition or results of operations.

Part I  Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        RESULTS OF OPERATIONS
        Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

        Net sales for the three months ended March 31, 1996 were $102.9 million, an increase of 15.0% compared to the same period for 1995. The increase in sales resulted principally from changes in product mix, which resulted in higher physical volume of cobalt based products sold.

        Cobalt market prices ranged from $28 to $32 per pound during the three month period ended March 31, 1996 compared to a range of $27 to $30 per pound during the same period in 1995. The market price of nickel ranged from $3.43 to $3.78 per pound during the three months ended March 31, 1996 compared to $3.37 to $4.57 per pound during the same period in 1995.

        Pounds of product sold by the Company were approximately 23.5 million pounds in the three month period ended March 31, 1996 compared to 24.3 million pounds in the same period in 1995. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                               Three Months Ended March 31,   Percentage
        (in millions of pounds)        1996        1995         Change
                                       ----        ----         -------

        Carboxylates                   10.0        10.5          (4.8)%
        Salts                          12.8        13.4          (4.5)%
        Powders                         0.7         0.4          75.0 %
                                       ----        ----          ------
                                       23.5        24.3          (3.3)%
                                       ====        ====

        The decrease in physical volume of carboxylate products sold resulted principally from quarter-to-quarter fluctuations in demand for certain product lines in the United States. The decrease in physical volume of salts sold resulted from lower sales of lower margin nickel sulfate salts, offsetting higher sales of cobalt salts. The increase in physical volumes of powders sold was the result of higher sales of coarse grade cobalt powder.

        Gross profit increased to $20.2 million for the three month period ended March 31, 1996, a 15.2% increase over the same period in 1995. The improvement in gross profit was primarily the result of higher physical volume of cobalt based products sold. Cost of products sold remained approximately the same at 80% of net sales for the three months ended March 31, 1996 compared to the same period of 1995.

        Selling, general and administrative expenses decreased to 7.7% of net sales for the first three months of 1996 compared to 8.2% of net sales in the same period in 1995.

        Other expense in 1996 was $1.7 million compared to $1.1 million in 1995, due primarily to increased interest expense on higher outstanding borrowings.

        Income taxes as a percentage of income before tax remained approximately the same at 33% for the first three months of 1996 compared to the same period in 1995.

        Net income for the three month period ended March 31, 1996 was $7.2 million, an increase of $1.1 million from the same period in 1995, due to the aforementioned factors.


        LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended March 31, 1996, the Company's working capital needs increased primarily as a result of higher net sales. In addition, the Company paid for the transportation costs associated with certain cobalt slag shipments. As a result of higher net sales, principal payments on prior business acquisitions and transportation cost payments, cash balances declined and the Company increased net borrowings by $6.0 million.

        The Company believes that it will have sufficient cash generated by operations and through its credit facilities to provide for its future working capital and capital expenditure requirements and to pay quarterly dividends on its common stock, subject to the Board's discretion. Subject to several limitations in its credit facilities, the Company may incur additional borrowings to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

Part II Other Information
Item 6  Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

        Exhibit(11) Statement Regarding Computation of Earnings Per Share Exhibit(15) Independent Accountants' Review Report
        Exhibit(15) Letter re: Unaudited Interim Financial Information Exhibit(27) Financial Data Schedule

        There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 9, 1996                                 OM GROUP, INC.




                                            /s/ James M. Materna
                                            --------------------------
                                            James M. Materna
                                            Chief Financial Officer
                                            (Duly authorized signatory
                                            of OM Group, Inc.)

Exhibit 11


                                OM GROUP, INC.
            STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE

                                                   Three Months Ended
                                                        March 31,
                                                -----------------------
                                                    1996        1995
                                                ----------   ----------

Issued at March 31                              12,506,250   12,506,250
Net effect of repurchased treasury
   shares and dilutive stock options
   based on the treasury stock method              314,851      225,521
                                                __________   __________
Totals                                          12,821,101   12,731,771
                                                ==========   ==========

Net income (000)                                    $7,151       $6,090
                                                    ======       ======

Per share amount                                     $0.56        $0.48
                                                    ======       ======

                Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OM Group, Inc. as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated January 30, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                         /s/ Ernst & Young LLP
                                                         ---------------------
                                                             Ernst & Young LLP


May 9, 1996

                   Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-74674) of OM Group, Inc. for the registration of 1,015,625 shares of its common stock of our report dated May 9, 1996, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our reports are not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                         /s/ Ernst & Young LLP
                                                         ---------------------
                                                             Ernst & Young LLP



May 9, 1996