Form 10-Q
period 1996-06-30
OM GROUP INC
filed 1996-08-02
CIK 899723

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996
                         Commission File Number 0-22572


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996: Common Stock, $.01 Par Value-- 12,421,708 shares.

                                   INDEX

                                OM GROUP, INC.




Part I.    Financial Information

Item 1.    Financial Statements

           Condensed consolidated balance sheets -- June 30, 1996 and December 31, 1995

           Condensed consolidated statements of income - Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

           Condensed consolidated statements of cash flows -Six months ended June 30, 1996 and 1995

           Notes to condensed consolidated financial statements-- June 30,
           1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

Item 1.    Legal Proceedings - Not applicable

Item 2.    Changes in Securities - Not applicable

Item 3.    Defaults upon Senior Securities - Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other information - Not applicable

Item 6.    Exhibits and Reports on Form 8-K
           (11) Statement regarding computation of earnings per share
           (15) Independent Accountants' Review Report
           (15) Letter re:  Unaudited Interim Financial Information
           (27) Financial Date Schedule

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)

                                                      June 30,
                                                       1996      December 31,
                                                    (Unaudited)     1995
                                                     ---------   ---------
 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  9,718    $  9,098
   Accounts receivable                                 64,462      71,959
   Inventories                                        161,726     139,067
   Other current assets                                13,669      13,817
                                                     --------    --------
     Total Current Assets                             249,575     233,941

PROPERTY, PLANT AND EQUIPMENT
   Land                                                   468         331
   Buildings and improvements                          35,257      33,607
   Machinery and equipment                            111,777     102,576
   Furniture and fixtures                               3,922       3,427
                                                     --------    --------
                                                      151,424     139,941
   Less accumulated depreciation                       50,465      42,661
                                                     --------    --------
                                                      100,959      97,280
OTHER ASSETS
   Unprocessed inventory                               21,900
   Goodwill and other intangible assets                23,238      23,842
   Other assets                                         2,333       2,979

                                                     --------    --------
TOTAL ASSETS                                         $398,005    $358,042
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $  4,730    $  5,263
   Accounts payable                                    69,381      61,917
   Other accrued expenses                              14,864      19,766
                                                     --------    --------
     Total Current Liabilities                         88,975      86,946

LONG-TERM LIABILITIES
   Long-term debt                                      92,438      89,845
   Contract payable                                    21,900
   Deferred income taxes                               20,325      18,597
   Other long-term liabilities                          1,211       1,226

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
   Authorized 2,000,000 shares;  no shares issued
      or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 12,506,250 shares                            125         125
   Capital in excess of par value                     102,088     102,088
   Retained earnings                                   73,762      61,763
   Treasury stock (84,542 shares at June 30, 1996
      and 86,112 shares at December 31, 1995,
      at cost)                                         (2,621)     (2,512)
   Foreign currency translation adjustments              (198)        (36)
                                                     --------    --------
      Total Stockholders' Equity                      173,156     161,428

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $398,005    $358,042
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)



                                   Three Months Ended       Six Months Ended
                                         June 30,              June 30,
                                  --------------------  ---------------------
                                      1996       1995      1996       1995
                                  --------    --------  --------    ---------

OPERATIONS
   Net sales                      $101,485    $84,974    $204,338    $174,403
   Cost of products sold            80,455     65,843     163,097     137,725
                                   -------    -------     -------     -------
                                    21,030     19,131      41,241      36,678

Selling, general and
   administrative expenses           7,946      7,578      15,899      14,907
                                   -------    -------     -------     -------
   INCOME FROM OPERATIONS           13,084     11,553      25,342      21,771

OTHER INCOME (EXPENSE)
   Interest expense                 (1,860)    (1,437)     (3,754)     (2,357)
   Interest income                      97         52         131         119
   Foreign exchange gain (loss)         42       (113)        212        (385)
                                   -------    -------     -------     -------
                                    (1,721)    (1,498)     (3,411)     (2,623)
                                   -------    -------     -------     -------

   INCOME BEFORE INCOME TAXES       11,363     10,055      21,931      19,148

Income taxes                         3,780      3,333       7,197       6,336

                                   -------    -------     -------     -------
   NET INCOME                      $ 7,583    $ 6,722     $14,734     $12,812
                                   =======    =======     =======     =======

Net income per share                 $0.59      $0.53       $1.15       $1.01


Dividends paid per common share      $0.11      $0.09       $0.22       $0.18

Weighted average shares (000)       12,863     12,746      12,842      12,739


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                          -------------------
                                                              1996      1995
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $14,734    $12,812
   Items not affecting cash:
      Depreciation and amortization                          8,674      6,367
      Foreign exchange (gain) loss                            (212)       385
      Deferred income taxes                                  1,728      3,264
   Changes in operating assets and liabilities             (11,837)   (11,943)
                                                           -------    -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             13,087     10,885

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (11,753)   (15,069)
   Acquisition of businesses                                          (5,313)
                                                           -------    -------
     NET CASH USED IN INVESTING ACTIVITIES                 (11,753)   (20,382)

FINANCING ACTIVITIES
   Dividend payments                                        (2,735)    (2,238)
   Long-term borrowings                                     10,220     12,400
   Payments of long-term debt                               (8,000     (2,155)
   Purchase of treasury stock                                 (109)      (696)
                                                           -------    -------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (624)     7,311

Effect of exchange rate changes on cash                        (90)        59

                                                           -------    -------
Increase (decrease) in cash                                    620     (2,127)

Cash and cash equivalents at beginning of period             9,098      8,592
                                                           -------    -------
Cash and cash equivalents at end of period                  $9,718     $6,465
                                                           =======    =======


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 1996

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

Note B  Inventories

        Current inventories consist of the following:

                                                   June 30,     December 31,
                                                     1996          1995
                                                   --------      --------
        Raw materials and supplies                 $114,397      $ 99,853
        Finished goods                               77,080        74,715
                                                   --------      --------
                                                    191,477       174,568
        LIFO reserve                                (29,751)      (35,501)
                                                   --------      --------
           Total current inventories               $161,726      $139,067
                                                   ========      ========

        Unprocessed inventory represents cobalt slag feedstock. The cost of the cobalt obtained from the slag feedstock is based upon prevailing market prices. A twelve-month supply of the cobalt slag is included in inventory; the remainder of the slag is classified as non-current unprocessed inventory.

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

Part I  Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        RESULTS OF OPERATIONS
        Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

        Net sales for the three months ended June 30, 1996 were $101.5 million, an increase of 19.4% compared to the same period for 1995. The increase in sales resulted principally from increases in physical volume of products sold and from changes in product mix.

        Cobalt market prices ranged from $24 to $29 per pound during the three month period ended June 30, 1996 compared to a range of $27 to $29 per pound during the same period in 1995. The market price of nickel ranged from $3.42 to $3.78 per pound during the three months ended June 30, 1996 compared to $3.17 to $3.71 per pound during the same period in 1995.

        Pounds of product sold by the Company were approximately 24.4 million pounds in the three month period ended June 30, 1996 compared to 21.5 million pounds in the same period in 1995. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                     Three Months Ended June 30, Percentage
        (in millions of pounds)            1996       1995       Change
                                          -----      -----      -------

        Carboxylates                       11.1       10.3        7.8%
        Salts                              12.6       10.7       17.8%
        Powders                             0.7        0.5       40.0%
                                          -----      -----
                                           24.4       21.5       13.5%
                                          =====      =====

        The increase in salt products sold resulted principally from higher sales of cobalt based products.

        Gross profit increased to $21.0 million for the three month period ended June 30, 1996, a 9.9% increase over the same period in 1995.
        The improvement in gross profit was primarily the result of higher physical volume of products sold. Cost of products sold increased to 79.3% of net sales for the three months ended June 30, 1996 from 77.5% of net sales during the same period of 1995 primarily because of product mix.

        Selling, general and administrative expenses decreased to 7.8% of net sales for the second quarter of 1996 from 8.9% of net sales for the same period in 1995, as net sales increased greater than general increases in these expenses.

        Other expense in 1996 was $1.7 million compared to $1.5 million in 1995, due primarily to increased interest expense on higher outstanding borrowings.

        Income taxes as a percentage of income before tax remained the same at approximately 33% for the three months of 1996 compared to the same period of 1995.

        Net income for the three month period ended June 30, 1996 was $7.6 million, an increase of $0.9 million from the same period in 1995, due to the aforementioned factors.

        Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
        1995

        Net sales for the six months ended June 30, 1996 were $204.3 million, an increase of 17.2% compared to the same period for 1995. The increase in sales resulted principally from changes in product mix, which resulted in higher physical volume of cobalt based products sold.

        Cobalt market prices ranged from $24 to $32 per pound during the six month period ended June 30, 1996 compared to a range of $27 to $30 per pound during the same period in 1995. The market price of nickel ranged from $3.42 to $3.78 per pound during the six months ended June 30, 1996 compared to $3.17 to $4.57 per pound during the same period in 1995.

        Pounds of product sold by the Company were approximately 47.8 million pounds in the six month period ended June 30, 1996 compared to 45.8 million pounds in the same period in 1995. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                      Six Months Ended June 30,  Percentage
        (in millions of pounds)              1996       1995       Change
                                            -----      -----      -------

        Carboxylates                         21.1       20.8        1.4%
        Salts                                25.3       24.1        5.0%
        Powders                               1.4        0.9       55.6%
                                            -----      -----
                                             47.8       45.8        4.4%
                                            =====      =====

        The increase in physical volume of powder products sold was the result of higher sales of coarse grade cobalt powder.

        Gross profit increased to $41.2 million for the six month period ended June 30, 1996, a 12.4% increase over the same period in 1995. The improvement in gross profit was primarily the result of higher physical volume of cobalt based products sold. Cost of products sold remained approximately the same at 79% of net sales for the six months ended June 30, 1996 compared to the same period of 1995.

        Selling, general and administrative expenses decreased to 7.8% of net sales for the first six months of 1996 from 8.5% of net sales for the same period in 1995, as net sales increased greater than general increases in these expenses.

        Other expense in 1996 was $3.4 million compared to $2.6 million in 1995, due primarily to increased interest expense on higher outstanding borrowings.

        Income taxes as a percentage of income before tax remained approximately the same at 33% as compared to the same period in 1995.

        Net income for the six month period ended June 30, 1996 was $14.7 million, an increase of $1.9 million from the same period in 1995, due to the aforementioned factors.

        LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended June 30, 1996, the Company's working capital needs remained approximately the same as falling cobalt raw material prices were offset by transportation costs and advance payments associated with certain cobalt shipments.

        The Company believes that it will have sufficient cash generated by operations and available through its revolving and other credit facilities to provide for its future working capital and capital expenditure requirements and to pay quarterly dividends on its common stock, subject to the Board's discretion. Subject to several limitations in its credit facilities, the Company may incur additional borrowings to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

Part II Other Information
Item 4  Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of OM Group, Inc. was held on May 7, 1996. An election of Directors was held at which Lee R. Brodeur, Thomas R. Miklich and James P. Mooney were nominated and elected for terms which expire in 1999. The following votes were cast for or were withheld with respect to each of the nominees:

            Director                         For       Withheld
            -----------------            ----------    --------

            Lee R. Brodeur               10,058,719     27,171
            Thomas R. Miklich            10,058,939     26,951
            James P. Mooney              10,058,939     26,951

        Other directors whose terms of office as Directors continued after the meeting are:

                                             Term of
            Director                     Office Expires
            ------------------          ----------------

            Eugene Bak                        1998
            William M. LeSuer                 1996
            John E. Mooney                    1997
            Markku Toivanen                   1997

        Ernst & Young LLP was re-appointed as independent public accountants:
        For - 10,081,282, against - 1,016, abstain - 3,592.


Item 6  Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

        Exhibit (11) Statement Regarding Computation of Earnings Per Share Exhibit (15) Independent Accountants' Review Report
        Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Date Schedule

        There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 1, 1996                                    OM GROUP, INC.



                                                  /s/ James M. Materna
                                                  --------------------------
                                                  James M. Materna
                                                  Chief Financial Officer
                                                  (Duly authorized signatory
                                                  of OM Group, Inc.)

Exhibit 11

                                OM GROUP, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE



                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                              ----------------------    ---------------------
                                 1996        1995           1996      1995
                              ----------  ----------    ---------- ----------

Issued at June 30             12,506,250  12,506,250    12,506,250  12,506,250
Net effect of repurchased
   treasury shares and
   dilutive stock options
   based on the treasury
   stock method                  356,709     240,285       335,780     232,903

                              ----------  ----------    ----------  ----------
Totals                        12,862,959  12,746,535    12,842,030  12,739,153
                              ==========  ==========    ==========  ==========

Net income (000)                  $7,583      $6,722       $14,734     $12,812
                                  ======      ======       =======     =======

Per share amount                   $0.59       $0.53         $1.15       $1.01
                                  ======      ======       =======     =======

                         Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Based on our reviews we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principals.

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


Cleveland, Ohio
August 2, 1996

                      Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 9, 1996 and August 2, 1996, relating to the unaudited condensed consolidated interim financial statements of OM Group, inc. which are included in its Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996:

Registration
Number          Description                                   Filing Date
- ------------    -----------------------------------           ----------------

33-74674        OM Group, Inc. Long-Term Incentive
                Compensation Plan - Form S-8
                Registration Statement                        January 27, 1994

333-07529       OMG Americas, Inc. Employees' Profit
                Sharing Plan -- Form S-8 Registration
                Statement                                     July 3, 1996

333-07531       OM Group, inc. Non-Employees Directors'
                Equity Plan -- Form S-8 Registration
                Statement                                     July 3, 1996

Pursuant to Rule 436(c) of the Securities Act of 1933 our reports are not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.



                                                      /s/ Ernst & Young LLP
                                                      ---------------------
                                                      Ernst & Young LLP



Cleveland, Ohio
August 2, 1996