Form 10-Q
period 1996-09-30
OM GROUP INC
filed 1996-11-01
CIK 899723

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1996
                         Commission File Number 0-22572


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No_______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: Common Stock, $.01 Par Value - 12,410,460 shares.

                                   INDEX

                                OM GROUP, INC.




Part I.    Financial Information

Item 1.    Financial Statements

           Condensed consolidated balance sheets -- September 30, 1996 and December 31, 1995

           Condensed consolidated statements of income -- Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

           Condensed consolidated statements of cash flows -- Nine months ended September 30, 1996 and 1995

           Notes to condensed consolidated financial statements -- September 30, 1996

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

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)

                                                   September 30,
                                                       1996      December 31,
                                                    (Unaudited)     1995
                                                     ---------   ---------
 ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  5,263    $  9,098
   Accounts receivable                                 58,561      71,959
   Inventories                                        194,997     139,067
   Other current assets                                10,082      13,817
                                                     --------    --------
     Total Current Assets                             268,903     233,941

PROPERTY, PLANT AND EQUIPMENT
   Land                                                   468         331
   Buildings and improvements                          38,738      33,607
   Machinery and equipment                            113,645     102,576
   Furniture and fixtures                               4,476       3,427
                                                     --------    --------
                                                      157,327     139,941
   Less accumulated depreciation                       54,044      42,661
                                                     --------    --------
                                                      103,283      97,280
OTHER ASSETS
   Unprocessed inventory                               20,231
   Goodwill and other intangible assets                22,932      23,842
   Other assets                                         3,963       2,979

                                                     --------    --------
TOTAL ASSETS                                         $419,312    $358,042
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $  3,548    $  5,263
   Accounts payable                                    83,147      61,917
   Other accrued expenses                              14,080      19,766
                                                     --------    --------
     Total Current Liabilities                        100,775      86,946

LONG-TERM LIABILITIES
   Long-term debt                                      96,295      89,845
   Contract payable                                    20,231
   Deferred income taxes                               21,860      18,597
   Other long-term liabilities                          1,224       1,226

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
   Authorized 2,000,000 shares;  no shares issued
      or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 12,506,250 shares                            125         125
   Capital in excess of par value                     102,088     102,088
   Retained earnings                                   80,067      61,763
   Treasury stock (95,790 shares at September 30,
      1996 and 86,112 shares at December 31, 1995,
      at cost)                                         (3,120)     (2,512)
   Foreign currency translation adjustments              (233)        (36)
                                                     --------    --------
      Total Stockholders' Equity                      178,927     161,428

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $419,312    $358,042
                                                     ========    ========


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)



                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                  --------------------  ---------------------
                                    1996        1995       1996        1995
                                  --------    --------  --------    ---------

OPERATIONS
   Net sales                       $89,071    $80,967    $293,409    $255,370
   Cost of products sold            68,166     62,490     231,263     200,215
                                   -------    -------     -------     -------
                                    20,905     18,477      62,146      55,155

Selling, general and
   administrative expenses           7,869      7,378      23,768      22,285
                                   -------    -------     -------     -------
   INCOME FROM OPERATIONS           13,036     11,099      38,378      32,870

OTHER INCOME (EXPENSE)
   Interest expense                 (1,776)    (1,387)     (5,530)     (3,744)
   Interest income                      86         80         217         199
   Foreign exchange (loss) gain        (45)       (29)        167        (414)
                                   -------    -------     -------     -------
                                    (1,735)    (1,366)     (5,146)     (3,959)
                                   -------    -------     -------     -------

   INCOME BEFORE INCOME TAXES       11,301      9,763      33,232      28,911

Income taxes                         3,631      3,157      10,828       9,493

                                   -------    -------    --------    --------
   NET INCOME                      $ 7,670    $ 6,606    $ 22,404    $ 19,418
                                   =======    =======    ========    ========

Net income per share                 $0.60      $0.52       $1.75       $1.52


Dividends paid per common share      $0.11      $0.09       $0.33       $0.27

Weighted average shares (000)       12,834     12,779      12,838      12,752

See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $22,404    $19,418
   Items not affecting cash:
      Depreciation and amortization                         12,537      9,996
      Foreign exchange (gain) loss                            (167)       414
      Deferred income taxes                                  3,263      4,874
   Changes in operating assets and liabilities             (24,120)   (27,960)
                                                           -------    -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             13,917      6,742

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (17,662)   (24,225)
   Acquisition of businesses                                  (150)   (14,854)
                                                           -------    -------
     NET CASH USED IN INVESTING ACTIVITIES                 (17,812)   (39,079)

FINANCING ACTIVITIES
   Dividend payments                                        (4,100)    (3,356)
   Long-term borrowings                                     19,318     67,556
   Payments of long-term debt                              (14,427)   (37,155)
   Purchase of treasury stock                                 (608)    (1,061)
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                 183     25,984

Effect of exchange rate changes on cash                       (123)        12

                                                           -------    -------
Decrease in cash                                            (3,835)    (6,341)

Cash and cash equivalents at beginning of period             9,098      8,592
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 5,263    $ 2,251
                                                           =======    =======


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 September 30, 1996

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

Note B  Inventories

        Current inventories consist of the following:

                                                September 30,   December 31,
                                                     1996          1995
                                                   --------      --------
        Raw materials and supplies                 $127,740      $ 99,853
        Finished goods                               83,258        74,715
                                                   --------      --------
                                                    210,998       174,568
        LIFO reserve                                (16,001)      (35,501)
                                                   --------      --------
           Total current inventories               $194,997      $139,067
                                                   ========      ========

        Unprocessed inventory represents cobalt slag feedstock. The cost of the cobalt obtained from the slag feedstock is based upon prevailing market prices. A twelve-month supply of the cobalt slag is included in inventory; the remainder of the slag is classified as non-current unprocessed inventory.

Note C  Contingent Matters

        The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although it is very difficult to quantify the potential impact of compliance with or liability under environmental protection laws, management believes that the ultimate aggregate cost to the Company of environmental remediation, as well as other legal proceedings arising out of operations in the normal course of business, will not result in a material adverse effect upon its financial condition or results of operations.
                                     -6-

Part I  Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        RESULTS OF OPERATIONS
        Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

        Net sales for the three months ended September 30, 1996 were $89.1 million, an increase of 10.0% compared to the same period for 1995. The increase in sales resulted principally from increases in physical volume of products sold and from changes in product mix, more than offsetting a decline in the Company's product prices resulting from decreasing cobalt market prices.

        Cobalt market prices ranged from $20 to $24 per pound during the three month period ended September 30, 1996 compared to a range of $27 to $29 per pound during the same period in 1995. The market price of nickel ranged from $3.13 to $3.45 per pound during the three months ended September 30, 1996 compared to $3.77 to $4.15 per pound during the same period in 1995.

        Pounds of product sold by the Company were approximately 24.2 million pounds in the three month period ended September 30, 1996 compared to
        21.3 million pounds in the same period in 1995. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                 Three Months Ended September 30,  Percentage
        (in millions of pounds)            1996       1995           Change
                                          -----      -----          -------

        Carboxylates                       11.2       10.4            7.7%
        Salts                              12.3       10.4           18.3%
        Powders                             0.7        0.5           40.0%
                                          -----      -----
                                           24.2       21.3           13.6%
                                          =====      =====

        The increase in carboxylate products sold resulted principally from higher sales in Europe. The increase in salt products sold resulted principally from higher sales of cobalt based products. The increase in powders sold resulted principally from higher sales of coarse grade powders.

        Gross profit increased to $20.9 million for the three month period ended September 30, 1996, a 13.1% increase over the same period in 1995. The improvement in gross profit was primarily the result of higher physical volume of products sold. Cost of products sold decreased to 76.5% of net sales for the three months ended September 30, 1996 from 77.2% of net sales during the same period of 1995 primarily because of lower cobalt market prices.

        Selling, general and administrative expenses decreased to 8.8% of net sales for the third quarter of 1996 from 9.1% of net sales for the same period in 1995, as net sales increased greater than general increases in these expenses.

        Other expense in 1996 was $1.7 million compared to $1.3 million in 1995, due primarily to increased interest expense on higher outstanding borrowings.

        Income taxes as a percentage of income before tax remained the same at approximately 32% for the three months of 1996 compared to the same period of 1995.

        Net income for the three month period ended September 30, 1996 was $7.7 million, an increase of $1.1 million from the same period in 1995, due to the aforementioned factors.

        Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

        Net sales for the nine months ended September 30, 1996 were $293.4 million, an increase of 14.9% compared to the same period for 1995. The increase in sales resulted principally from increases in physical volume of products sold and from changes in product mix, more than offsetting a decline in the Company's product prices resulting from decreasing cobalt market prices.

        Cobalt market prices ranged from $20 to $32 per pound during the nine month period ended September 30, 1996 compared to a range of $27 to $30 per pound during the same period in 1995. The market price of nickel ranged from $3.13 to $3.78 per pound during the nine months ended September 30, 1996 compared to $3.17 to $4.57 per pound during the same period in 1995.

        Pounds of product sold by the Company were approximately 72.0 million pounds in the nine month period ended September 30, 1996 compared to
        67.1 million pounds in the same period in 1995. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                  Nine Months Ended September 30,  Percentage
        (in millions of pounds)              1996       1995          Change
                                            -----      -----         -------

        Carboxylates                         32.3       31.2           3.5%
        Salts                                37.6       34.5           9.0%
        Powders                               2.1        1.4          50.0%
                                            -----      -----
                                             72.0       67.1           7.3%
                                            =====      =====

        The increase in salt products sold resulted principally from higher sales of cobalt based products. The increase in powders sold resulted principally from higher sales of coarse grade cobalt powders.

        Gross profit increased to $62.1 million for the nine month period ended September 30, 1996, a 12.7% increase over the same period in 1995. The improvement in gross profit was primarily the result of higher physical volume of cobalt based products sold. Cost of products sold remained approximately the same at 78% of net sales for the nine months ended September 30, 1996 compared to the same period of 1995.

        Selling, general and administrative expenses decreased to 8.1% of net sales for the first nine months of 1996 from 8.7% of net sales for the same period in 1995, as net sales increased greater than general increases in these expenses.

        Other expense in 1996 was $5.1 million compared to $4.0 million in 1995, due primarily to increased interest expense on higher outstanding borrowings.

        Income taxes as a percentage of income before tax remained approximately the same at 33% as compared to the same period in 1995.

        Net income for the nine month period ended September 30, 1996 was $22.4 million, an increase of $3.0 million from the same period in 1995, due to the aforementioned factors.

        LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1996, the Company's working capital needs increased due to cobalt inventory purchases and transportation costs and advance payments associated with certain cobalt shipments. These factors were partially offset by falling cobalt raw material prices.

        The Company's revolving credit facility was revised in October, 1996 to increase available credit from $60 million to $120 million and expand its sources of capital by adding two new institutions.

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

Part II Other Information
Item 6  Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

        Exhibit (11) Statement Regarding Computation of Earnings Per Share Exhibit (15) Independent Accountants' Review Report
        Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

        There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 1, 1996                                    OM GROUP, INC.



                                                  /s/ James M. Materna
                                                  --------------------------
                                                  James M. Materna
                                                  Chief Financial Officer
                                                  (Duly authorized signatory
                                                  of OM Group, Inc.)

Exhibit 11

                                OM GROUP, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE



                                Three Months Ended         Nine Months Ended
                                  September 30,              September 30,
                              ----------------------    ---------------------
                                 1996        1995           1996      1995
                              ----------  ----------    ---------- ----------

Issued at September 30        12,506,250  12,506,250    12,506,250  12,506,250
Net effect of repurchased
   treasury shares and
   dilutive stock options
   based on the treasury
   stock method                  328,162     272,573       332,241     246,128

                              ----------  ----------    ----------  ----------
Totals                        12,834,412  12,778,823    12,838,491  12,752,378
                              ==========  ==========    ==========  ==========

Net income (000)                  $7,670      $6,606       $22,404     $19,418
                                  ======      ======       =======     =======

Per share amount                   $0.60       $0.52         $1.75       $1.52
                                  ======      ======       =======     =======

                         Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Cleveland, Ohio
November 1, 1996

                      Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 9, 1996, August 2, 1996 and November 1, 1996, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996:

Registration
Number          Description                                   Filing Date
------------    -----------------------------------           ----------------

33-74674        OM Group, Inc. Long-Term Incentive
                Compensation Plan - Form S-8
                Registration Statement - 1,015,625 Shares     January 27, 1994

333-07529       OMG Americas, Inc. Employees' Profit
                Sharing Plan -- Form S-8 Registration
                Statement - 250,000 Shares                    July 3, 1996

333-07531       OM Group, Inc. Non-Employees Directors'
                Equity Plan -- Form S-8 Registration
                Statement - 250,000 Shares                    July 3, 1996

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



Cleveland, Ohio
November 1, 1996