Form 10-K405
period 1996-12-31
OM GROUP INC
filed 1997-03-21
CIK 899723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ____________


                         Commission file number 0-22572

                                 OM GROUP, INC.
               (Exact name of Registrant as specified in charter)

Delaware                                                       52-1736882
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)

50 Public Square, 3800 Terminal Tower, Cleveland, Ohio         44113-2204
(Address of principal executive offices)                       (Zip Code)

                                  216-781-0083
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, par value $0.01 per share        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NYSE) on March 14, 1997 was approximately $528,283,310.

     As of March 14, 1997, there were 18,617,914 shares of Common Stock, par value $.01 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement dated April 4, 1996 for the annual meeting of stockholders to be held on May 6, 1997 are incorporated by reference.

                                     PAGE 2
Part I
Item 1     BUSINESS

           OM Group, Inc. (the Company) is a leading, vertically integrated, producer and international marketer of value-added metal-based specialty chemicals. The Company manufactures and sells more than 250 specialty chemical and powder products for diverse applications in more than 15 industries. The Company's major products include custom catalysts used in petroleum refining and chemical processing, specialty additives used to accelerate the drying of paints and inks, bonding agents used in steel-belted radial tires, coloring agents used in pigments, ceramics and glass, specialty powders used to make machine, mining and drilling cutting tools and heat stabilizers incorporated in flexible polyvinyl chloride products. These specialty chemicals and powders are usually a small, but essential part of a customer's product and represent a low percentage of the customer's overall cost.

           The Company operates in a single business segment with product lines comprised of metal-based specialty chemicals and powders.


           COMPETITION

           The Company's businesses are very competitive. Several of the Company's competitors are divisions or subsidiaries of companies that are substantially larger and have greater financial resources than the Company. However, the Company believes it is the only producer that manufactures and markets three categories of metal-based specialty chemicals and powders -- carboxylates, inorganic salts and powders. The Company believes it is the world's leading producer of cobalt carboxylates and cobalt and nickel specialty inorganic salts, and the world's second largest producer of cobalt extra-fine powders.

           The Company believes that its focus on metal-based specialty chemicals and powders as a core business is an important competitive advantage.

           The degree of profitability of the Company depends, in part, on the Company's ability to maintain the differential between its product prices and raw material prices. Generally, the Company is able to pass along to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The timing and amount of such adjustments in its product prices depends upon the type of product sold and the inventories and market share positions of the Company and its competitors.

           The Company's flexibility with respect to the timing of its price adjustments is greater with respect to carboxylates than with inorganic salts and powders. Inorganic salt and powder prices respond almost immediately to changes in the raw material base metal prices.

Part I
Item 1     CUSTOMERS

           The Company serves over 1,000 customers with no single customer accounting for 10% or more of the Company's net sales. During 1996, approximately 40% of the Company's net sales were to customers in the Americas, 40% were to customers in Europe, and 20% were to customers in the Asia Pacific.

           While customer demand for the Company's products is generally non-seasonal, supply/demand and price perception dynamics of cobalt do periodically cause customers to either accelerate or delay purchases of the Company's products, generating short-term results that may not be indicative of longer-term trends.


           RAW MATERIALS

           The primary raw materials used by the Company in manufacturing its products are cobalt and nickel. The cost of raw materials fluctuates due to supply and demand and changes in availability from suppliers. Cobalt is produced primarily in Australia, Canada, Cuba, Zaire and Zambia. While the Company has never experienced a material shortage of cobalt, production problems and instability in certain producer countries may in the future affect the supply and the market prices of cobalt metal. The Company attempts to mitigate changes in prices and availability by entering into long-term supply contracts with a variety of producers. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company's operations.

           Increases in the cost of raw materials can result in higher working capital needs, when the price of cobalt, the Company's primary raw material, increases significantly. The Company has had sufficient cash availability and borrowing capacity to finance higher cost inventory as needed.


           RESEARCH AND DEVELOPMENT

           The Company's research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements. New products include new chemical formulations, concentrations of various components, product forms and packaging methods. Research and development expenses were approximately $3.8 million, $3.4 million, and $2.8 million for 1996, 1995, and 1994, respectively.

           The Company's research staff of 30 persons conducts carboxylate, metal salts and powders research and development at the Company's laboratories located in Cleveland, Ohio and Kokkola, Finland. The company also maintains a research agreement with Outokumpu Research Oy.


           PATENTS

           The Company holds 37 patents related to the manufacturing, processing and use of metallo-organic and metal-based compounds. In addition, the Company has the right to use, and in certain instances license and sell, technology covered by 16 patents in the areas of hydrometallurgical processes, solvent extraction, agitators and metal powders. The Company does not consider any single patent to be material to its business as a whole.

Part I
Item 1     ENVIRONMENTAL MATTERS

           Since 1970, a wide variety of environmental laws and regulations have been adopted by the United States and by foreign governments. Such laws and regulations continue to be adopted and amended. The Company is subject to a number of these laws and regulations as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by the Company's plants.

           Annual environmental compliance costs have approximated $1.0 million in each of the past three years. Such ongoing expenses include waste water analysis and disposal, solid waste analysis and disposal, sea water control and related staff costs. The Company anticipates expenditures at increasing levels for the foreseeable future, as discharge limits are lowered.

           The Company has also made capital expenditures of approximately $1.0 million in each of the last three fiscal years in connection with environmental compliance. The Company anticipates that capital expenditures for such purposes will not exceed $1.0 million in either 1997 or 1998.

           Because environmental laws and regulations are becoming increasingly stringent, the Company's environmental compliance costs may increase in the future. In addition, due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future environmental expenditures could vary significantly from those currently anticipated.


           EMPLOYEES

           At December 31, 1996, the Company had 442 full-time employees of which 190 were located in the United States, 209 in Finland, 36 in Western Europe and 7 in Taiwan. Employees at the Company's facilities in Franklin, Pennsylvania; St. George, Utah; and Ezanville, France are non-unionized. Employees at the Company's facilities in Kokkola, Finland are members of several national workers' unions under various union agreements. Generally, such union agreements have two-year terms.


           INTERNATIONAL OPERATIONS

           Financial information related to international operations is contained in Note H on page 25 of this report.

           The Company's products are manufactured at facilities located in Franklin, Pennsylvania; St. George, Utah; Kokkola, Finland; and Ezanville, France. The Company conducts its marketing and sales from its offices in Cleveland, Ohio; Dusseldorf, Germany; and Taipei, Taiwan.

           Although most of the Company's raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company's operating results and net income. Specifically, when the Finnish Markka weakens against the U. S. Dollar, there is a net favorable effect on the Company due to lower operating expenses and lower net balance sheet liabilities when translated into U. S. Dollars. The reverse is true when the Finnish Markka strengthens against the U. S. Dollar.

Part I
Item 2     PROPERTIES

           The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. The land on which the Kokkola plant is located is leased with a remaining term of 94 years. The land on which the St. George, Utah plant is located is leased with a remaining term, including options, of 48 years. Otherwise, the real properties comprising the Company's manufacturing facilities are owned by the Company.

           Location                      Products Manufactured               Technology
           ----------------------------------------------------------------------------

           Franklin, Pennsylvania        Carboxylates, Salts                 Semicontinuous, batch processing
           St. George, Utah              Salts                               Semicontinuous, batch processing
           Kokkola, Finland              Carboxylates, Salts, Powders        Automated, continuous and batch
                                                                             processing
           Ezanville, France             Carboxylates                        Batch processing

           The Company's Kokkola, Finland production facility (KCO) is situated on property owned by Outokumpu Zinc Oy. KCO and Outokumpu Zinc Oy share certain physical facilities, services and utilities under agreements with varying expiration dates. General property and administrative services are provided under a service agreement, which expires in 1998, but are priced separately and subject to yearly renegotiation in anticipation of phasing out Outokumpu Zinc's role as a service provider. Utilities and raw material purchase assistance contracts provide that KCO jointly purchase with, or pay a fee to, affiliates of Outokumpu Oy for assistance in negotiating contracts and securing bulk quantity discounts.

           The Company maintains its principal executive offices at Tower City, 50 Public Square, 3800 Terminal Tower, Cleveland, Ohio 44113-2204. Certain information regarding the Company's offices and research and product development facilities is set forth below:

                                                                                                   Approximate
           Location                     Facility Function                                          Square Feet
           ---------------------------------------------------------------------------------------------------
           Cleveland, Ohio              Corporate headquarters (leased)                                  5,800
                                        Research and development facility (land lease)                  11,400
                                        Americas marketing and administration offices
                                        (land lease)                                                    14,800

           Dusseldorf, Germany          European marketing and administration offices
                                        (leased)                                                         3,800

           Taipei, Taiwan               Asia Pacific marketing and administration offices (leased)       1,500


Item 3     LEGAL PROCEEDINGS

           Manufacturers of specialty chemical products, including the Company, are subject to various legal and administrative proceedings incidental to such business. In the opinion of the Company, disposition of all suits and claims should not in the aggregate have a material adverse effect on the Company's business or financial position.


Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

Part I     EXECUTIVE OFFICERS OF THE REGISTRANT

           There is set forth below the name, age, positions and offices held by each of the Company's executive officers as of March 21, 1997 as well as their business experiences during the past five years. Years indicate the year the individual was named to the indicated position. There is no family relationship between any of the Company's executive officers.

           James P. Mooney - 49
                  Chairman and Chief Executive Officer, 1994
                  Chairman, President and Chief Executive Officer, 1993 President and Chief Executive Officer, 1991
                  President and Chief Executive Officer, Mooney Chemicals, Inc., 1979

           Eugene Bak - 63
                  President and Chief Operating Officer, 1994
                  Executive Vice President, 1993
                  President, Mooney Chemicals, Inc., 1992
                  Senior Vice President, Operations, Mooney Chemicals, Inc.,
                  1989

           James M. Materna - 51
                  Chief Financial Officer, 1992
                  Principal, Ashley Management, 1986

           Thomas E. Fleming - 51
                  President, OMG Americas, Inc., 1994
                  Vice President, Marketing, Mooney Chemicals, Inc., 1987

           J. R. Hwang - 48
                  President, OMG Asia Pacific Co., Ltd., 1994
                  Director of Far East Operations, The Hall Chemical Company,
                  1982

           Kari Muuraiskangas - 52
                  President, OMG Europe GmbH, 1992
                  President, Outokumpu Chemicals Oy, 1989

           H. Burnham Tinker - 57
                  Vice President, Corporate Development, 1994
                  Vice President, Research and Development, Mooney Chemicals, Inc., 1990

           Antti Aaltonen - 49
                  President, OMG Kokkola Chemicals Oy, 1996
                  Vice President, Operations, OMG Kokkola Chemicals Oy, 1992 Production Manager, Kokkola Chemicals Oy, 1982

           Michael J. Scott - 46
                  Vice President, Human Resources, General Counsel and Secretary, 1995
                  General Counsel and Secretary, 1991
                  General Counsel, Mooney Chemicals, Inc., 1983

           John R. Holtzhauser - 40
                  Corporate Controller, 1993
                  Controller, Mooney Chemicals, Inc., 1986

           Terry Guckes - 47
                  Vice President, Planning and Development, 1996
                  Vice President, Lubrizol International Management Company, Lubrizol Corporation, 1993

Part II
Item 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The information relating to the recent price and dividend history of the Company's Common Stock is contained on page 26 of this report. The Company's Common Stock is traded on the New York Stock Exchange under the symbol "OMP." At March 14, 1997, the Company had approximately 5,700 shareowners.


Item 6     SELECTED FINANCIAL DATA

           Selected financial data for each of the last five years is included on page 13 of this report.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 14 through 16, inclusive, of this report.


Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report relating thereto, is contained on pages 17 through 26, inclusive, of this report. The quarterly data (unaudited) is contained on page 26 of this report.


Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There are no such changes or disagreements.

Part III
Item 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information relating to directors of the Company contained under the heading "Election of Directors" on pages 2 and 3 of the Company's Proxy Statement dated April 4, 1997, is incorporated herein by reference. Information relative to executive officers of the Company is contained under Part I of this report.


Item 11    EXECUTIVE COMPENSATION

           The information relating to executive compensation contained under the headings "Committees and Meetings of the Board of Directors" on page 5 and "Executive Compensation" on pages 6 through 9, inclusive, of the Company's Proxy Statement dated April 4, 1997, is incorporated herein by reference.


Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information relating to security ownership set forth under the heading "Security Ownership of Directors and Officers, and Certain Beneficial Owners" on pages 4 and 5 of the Company's Proxy Statement dated April 4, 1997, is incorporated herein by reference.


Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information relating to the related transactions set forth under the heading "Related Party Transactions" on page 10 of the Company's Proxy Statement dated April 4, 1997, is incorporated herein by reference.

Part IV


Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  Documents filed as part of this Annual Report on Form 10-K

                (1) The following Consolidated Financial Statements of OM Group,
                    Inc. are filed as a separate section of this report:

                    Consolidated Balance Sheets at December 31, 1996 and 1995 - page 17.

                    Statements of Consolidated Income for the years ended December 31, 1996, 1995, and 1994 - page 18.

                    Statements of Consolidated Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994 - page 18.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1996, 1995 and 1994 - page 19.

                    Notes to Consolidated Financial Statements

                (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                (3) Exhibits

                   (3)    Articles of Incorporation and by-laws

                          3.1        Amended and Restated Certificate of Incorporation of the
                                     Company                                                                   **
                          3.2        Amended and Restated Bylaws of the Company                                **

                   (4)    Instruments defining rights of security holders, including indentures

                          4.1        Form of Common Stock Certificate of the Company                           **
                          4.2        Second Amended and Restated Credit Agreement dated as of
                                     January 21, 1997 among National City Bank as Agent and ABN
                                     Amro Bank N.V., Key Bank National Association and Mellon
                                     Bank N.A. and OM Group, Inc., as Borrower.
                          4.3        Note Purchase Agreement among OM Group, Inc. as Seller and The
                                     Mutual Life Insurance Company of New York, Nationwide Life
                                     Insurance Company and Great-West Life & Annuity Insurance
                                     Company as Purchaser, dated August 30, 1995 (filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by
                                     reference).
                          4.4        Stockholder Rights Agreement dated as of November 5, 1996
                                     between OM Group, Inc. and National City Bank (filed as Exhibit
                                     1 to the Company's current report on Form 8-K filed on December
                                     5, 1996 which exhibit is incorporated herein by reference).
                          4.5        Certificate of Designation, Preferences and Rights of Series A
                                     Participatory Preferred Stock (filed as Exhibit to Current Report on Form 8-K filed November 27, 1996 and incorporated herein by reference)

                   (10)   Material Contracts

                          10.1      Agreement for Sale of Cobalt Sulfide between Kokkola Chemicals
                                    Oy and Queensland Nickel Joint Venture dated March 6, 1992,
                                    as novated and amended on January 31, 1996.                                **
                          10.2      Cobalt Slag Purchase Agreement between Kokkola Chemicals
                                    Oy and La Generale des Carrieres et des Mines - Exploitation
                                    and La Generale des Carrieres et des Mines pour la
                                    Commercialisation, dated November 21, 1992.                                **

Part IV
Item 14


                           10.3     Contract for Handling, Transportation and Follow-up of the Cobalt
                                    Slags [sic] between Kokkola Chemicals Oy and La Generale des
                                    Carrieres et des Mines - Exploitation and La Societe New Baron
                                    Leveque International dated November 23, 1992.                                **
                           10.4     Nickel Concentrate Sales Agreement between Outokumpu
                                    Chemicals Oy and Outokumpu Finnmines Oy dated December
                                    21, 1991                                                                      **
                           10.5     Service Agreement between Kokkola Chemicals Oy and
                                    Outokumpu Kokkola Zinc Oy dated March 22, 1993.                               **
                           10.6     Agreement between Kokkola Chemicals Oy and Outokumpu
                                    Mintec Oy dated March 31, 1993 regarding technical services                   **
                           10.7     Lease Agreement between Outokumpu Chemicals Oy and
                                    Outokumpu Kokkola Zinc Oy dated December 11, 1991.                            **
                           10.8     Amendment No. 1 to Lease Agreement among Kokkola
                                    Chemicals Oy, Outokumpu Metals & Resources Oy and
                                    Outokumpu Kokkola Zinc Oy dated March 22, 1993.                               **
                           10.9     Heath [sic] Energy Contract NR 172 between Imatran Voima Oy
                                    and Outokumpu Chemicals Oy dated December 16, 1991.                           **
                           10.10    Electricity Contract NR 9 between Outokumpu Oy Electricity
                                    Energy Services and Kokkola Chemicals Oy dated March 23, 1993.                **
                           10.11    Agreement on Transmission of Electricity -- Supplementary
                                    Contract to Electricity Contracts NROS 2 and 9 between
                                    Outokumpu Oy, Outokumpu Kokkola Zinc Oy and Kokkola
                                    Chemicals Oy dated March 22, 1993.                                            **
                           10.12    Agreement between Outokumpu Research Oy and Kokkola
                                    Chemicals Oy dated March 25, 1993.                                            **
                           10.13    Technology Agreement among Outokumpu Oy, Outokumpu
                                    Engineering Contractors Oy, Outokumpu Research Oy,
                                    Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy
                                    dated March 24, 1993.                                                         **
                           10.14    Agreement for Delivery and Disposal of Residue between
                                    Outokumpu Finnmines Oy and Kokkola Chemicals Oy dated
                                    March 29, 1993.
                          *10.15    OM Group, Inc. Long-Term Incentive Compensation Plan.                         **
                          *10.16    Amendment to OM Group, Inc. Long-Term Incentive
                                    Compensation Plan (filed as Exhibit 99(b) to the OM Group, Inc.
                                    Form S-8 Registration Statement filed on February 1, 1994, and
                                    incorporated herein by                                                       ***
                                    reference).
                          *10.17    Mooney Chemicals, Inc. Welfare Benefit Plan.                                  **
                          *10.18    Mooney Chemicals, Inc. Profit Sharing Plan.                                   **
                          *10.19    Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.
                          *10.20    OM Group, Inc. Bonus Program for Key Executives and Middle
                                    Management.                                                                   **
                          *10.21    Employment Agreement between Mooney Acquisition
                                    Corporation and James P. Mooney dated September 30, 1991.                     **
                          *10.22    Amendment to Employment Agreement between OM Group, Inc.
                                    and James P. Mooney dated August 19, 1992.                                    **
                          *10.23    Employment Agreement between OM Group, Inc. and Kari
                                    Muuraiskangas dated January 1, 1993.                                          **

Part IV
Item 14

                          *10.24    Employment Agreement between OM Group, Inc. and James M.
                                    Materna dated January 1, 1993.                                         **
                          *10.25    Employment Agreement between Mooney Chemicals, Inc. and
                                    Eugene Bak dated August 19, 1991.                                      **
                          *10.26    Amendment to Employment Agreement between Mooney Chemicals,
                                    Inc. and Eugene Bak dated September 1, 1992.                           **
                          *10.27    Employment Agreement between OM Group, Inc. and Thomas E.
                                    Fleming dated August 19, 1991.                                         **
                          *10.28    Amendment to Employment Agreement between OM Group, Inc. and
                                    Thomas E. Fleming dated August 19, 1991.                               **
                          *10.29    Employment Agreement between Mooney Chemicals, Inc. and H.
                                    Burnham Tinker dated August 19, 1991.                                  **
                          *10.30    Amendment to Employment Agreement between OM Group, Inc. and
                                    H. Burnham Tinker dated August 19, 1991.                               **
                          *10.31    Employment Agreement between OM Group, Inc. and Antti Aaltonen.        **
                          *10.32    Employment Agreement between OM Group, Inc. and John R.
                                    Holtzhauser and Amendment thereto (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the fiscal year ended
                                    December 31, 1994 and incorporated herein by reference).
                          *10.33    Employment Agreement between OM Group, Inc. and Michael J.
                                    Scott (filed as Exhibit to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
                          *10.34    Employment Agreement between OM Group, Inc. and J.R. Hwang
                                    (filed as Exhibit to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
                           10.35    OM Group, Inc. Non-employee Directors' Plan dated May 9, 1995
                                    (filed as Exhibit to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
                           10.36    Cobalt-Nickel Hydrate Purchase Agreement between Kokkola
                                    Chemicals Oy and La Generale des Carrieres et des Mines, dated
                                    November 29, 1995 (filed as Exhibit to the Company's Annual
                                    Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
                           10.37    Note Purchase Agreement among OM Group, Inc. as Seller and The
                                    Mutual Life Insurance Company of New York, Nationwide Life
                                    Insurance Company and Great-West Life & Annuity Insurance
                                    Company as Purchaser, dated August 30, 1995 (filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by
                                    reference).
                          *10.38    OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995
                                    (filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
                          *10.39    Trust under OM Group, Inc. Benefit Restoration Plan, effective
                                    January 1, 1995 (filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
                          *10.40    Retirement Benefit Agreement, Eugene Bak, dated January 1, 1995
                                    (filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
                          *10.41    OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan
                                    (January 1, 1994 restatement) (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the fiscal year
                                    ended December 31, 1995 and incorporated herein by
                                    reference).
                          *10.42    Employment Agreement between OM Group, Inc. and Terry L.
                                    Guckes.
                           10.43    Stockholder Rights Agreement dated as of November 5, 1996
                                    between OM Group, Inc. and National City Bank (filed as Exhibit 1 to the Company's current report on Form 8-K filed on December 5,
                                    1996 which exhibit is incorporated herein by reference).
                           10.44    Stock Purchase Agreement between SUSI Corporation and OM
                                    Group, Inc. dated December 20, 1996.
                          *10.45    Amendment to OM Group, Inc. Long-Term Incentive Compensation
                                    Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration
                                    Statement filed on July 3, 1996, and incorporated herein by reference).

Part IV
Item 14
                          *10.46    Amendment to OMG Americas, Inc.
                                    Profit-Sharing Plan (filed as Exhibit 99 to the Om Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).

                   (11) Statement Regarding Computation of Earnings Per Share (filed as a separate section of this report)

                   (21) List of Subsidiaries (filed as a separate section of this report)

                   (23) Consent of Ernst & Young LLP (filed as a separate section of this report)

                   (24) Power of Attorney (filed as a separate section of this report)

                   (27) Financial Data Schedule (filed as a separate section of this report)

           (b) The following reports on Form 8-K have been filed during the last quarter of 1996:

                1) Current report on Form 8-K filed on December 5, 1996 regarding the Stockholder Rights Agreement between OM Group, Inc. and National City Bank.

                          * Indicates a management contract, executive
                            compensation plan or arrangement.

                         ** These documents were filed as exhibits to the
                            Company's Form S-1 Registration Statement
                            (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

                        *** Filed as Exhibit 99(b) to the OM Group, Inc.
                            Form S-8 Registration Statement filed on
                            February 1, 1994, and incorporated herein by reference.

     The following information is being filed as separate sections to this Annual Report on Form 10-K in response to Part II, Items 5 through 8:


FINANCIAL REVIEW
--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
(in millions, except per share data)
Year Ended December 31,                                1996            1995          1994          1993           1992
-----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales                                             $ 388.0        $ 361.0        $ 251.3       $ 179.5       $ 201.2
Gross profit                                             84.0           74.6           60.6          45.8          38.6
Selling, general and administrative expenses             32.6           30.6           25.4          20.7          20.4
Income from operations                                   51.4           44.0           35.2          25.1          18.2
Other income (expense)                                   (7.0)          (5.5)          (4.1)         (2.0)           .6
Net income                                            $  30.0        $  25.9        $  20.7       $  15.4       $  12.0
Net income per share                                  $  1.56        $  1.36        $  1.09       $  0.95       $  0.77

BALANCE SHEET DATA:
Total assets                                          $ 438.6        $ 358.0        $ 278.0       $ 217.3       $ 172.6
Long-term debt                                          109.3           89.8           46.6          30.6          48.5

All share and per share amounts have been retroactively adjusted to reflect the December 2, 1996 three-for-two stock split.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report.

     Set forth below is summary consolidated financial information of the Company for the years ended December 31, 1996, 1995, and 1994.

(Thousands of dollars)
Year Ended December 31,                              1996             1995              1994
----------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales                                          $ 387,999        $ 360,959        $ 251,275
Gross profit                                          83,974           74,563           60,574
Selling, general and administrative expenses          32,553           30,594           25,413
                                                   -------------------------------------------
Income from operations                                51,421           43,969           35,161
Other expense                                         (7,018)          (5,451)          (4,133)
Income tax expense                                   (14,356)         (12,585)         (10,286)
                                                   -------------------------------------------
Net income                                         $  30,047        $  25,933        $  20,742
                                                   ===========================================
PRODUCTS SOLD: (millions of pounds)
Carboxylates                                            43.1             39.7             37.0
Salts                                                   50.7             46.4             42.9
Powders                                                  2.9              2.4              1.6
                                                   -------------------------------------------
Total                                                   96.7             88.5             81.5
                                                   ===========================================


RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   Net sales for 1996 were $388 million, an increase of 7.5% compared to 1995. The increase in sales resulted principally from increases in physical volume of products sold and from changes in product mix, more than offsetting a decline in the Company's product prices resulting from decreasing cobalt market prices.

   Cobalt market prices ranged from $20 to $32 per pound during 1996 compared to $27 to $32 per pound during 1995. The market price of nickel ranged from $2.92 to $3.78 per pound during 1996 compared to $3.17 to $4.57 per pound during 1995.

   Pounds of product sold by the Company were approximately 96.7 million pounds during 1996 compared to 88.5 million pounds in 1995. The increase in carboxylate products sold resulted principally from higher sales in Europe. The increase in salt products sold resulted principally from higher sales of cobalt based products. The increase in powders sold resulted principally from higher sales of coarse grade powders.

   Gross profit increased to $84 million in 1996, a 12.6% increase from 1995. The improvement in gross profit was primarily the result of higher physical volume of products sold and changes in product mix, including increases in cobalt based products. Cost of products sold decreased to 78.4% of net sales for the year ended 1996 from 79.3% of net sales in 1995 primarily because of lower cobalt market prices.

     Selling, general and administrative expenses remained approximately the same at 8.4% of net sales in 1996 and 1995.

   Other expenses were $7 million in 1996 compared to $5.5 million in 1995 due primarily to increased interest expense on higher outstanding borrowings, offset by gains on foreign exchange.

   Income taxes as a percentage of income before tax decreased to 32% in 1996 from 33% in 1995 as a greater percentage of total income was earned in Finland, which has a lower statutory tax rate (28%) than in the United States.

   Net income for 1996 was $30 million, an increase of $4.1 million from 1995, primarily due to the aforementioned factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

   Net sales for 1995 were $361 million, an increase of 43.7% compared to 1994. The increase in sales resulted principally from increases in the Company's selling prices resulting from increasing cobalt market prices, as well as increases in physical volume of products sold.

   Cobalt market prices ranged from $27 to $32 per pound during 1995 compared to $14 to $30 per pound during 1994. The market price of nickel ranged from $3.17 to $4.57 per pound during 1995 compared to $2.37 to $4.02 per pound during 1994.

   Pounds of product sold by the Company were approximately 88.5 million pounds during 1995 compared to 81.5 million pounds in 1994. The increase in physical volume of carboxylate products sold resulted primarily from increased sales of PVC heat stabilizers. The increase in salt products sold resulted primarily from higher sales of cobalt salts. The increase in powder products sold resulted from increases in both extra fine and coarse grade powder sales.

   Gross profit increased to $74.6 million in 1995, a 23.1% increase from 1994. The improvement in gross profit was primarily the result of higher physical volume of products sold, a more favorable product mix, and relatively more stable market prices. Because certain of the Company's products are sold at a relatively fixed dollar amount over raw material costs, the Company's percentage gross margin decreased to 20.7% in 1995 from 24.1% in 1994 as cobalt market prices increased to higher levels in 1995.

   Selling, general and administrative expenses decreased to 8.5% of net sales in 1995 from 10.1% of net sales in 1994. This improvement resulted from higher overall increases in net sales relative to increases of $5.2 million in expenses due to higher administrative costs to support the Company's growth in global markets.

   Other expenses were $5.5 million in 1995 compared to $4.1 million in 1994 due primarily to increased interest expense on higher outstanding borrowings offset by lower losses on foreign exchange.

   Income taxes as a percentage of income before tax remained approximately the same at 33% in both 1995 and 1994. In 1995, a greater percentage of total income was earned in Finland, which has a lower statutory tax rate than the United States. Offsetting this, however, were adjustments of worldwide tax liabilities and a change in Finland's statutory tax rate to 28% for 1996.

   Net income for 1995 was $25.9 million, an increase of $5.2 million from 1994, primarily due to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company has used available cash flow from operations, increased borrowings, and proceeds from the sale of common stock to finance increases in working capital and capital expenditures. The Company believes that it will have sufficient cash generated by operations to provide for its future working capital and capital expenditure requirements and to pay quarterly cash dividends on its common stock, subject to the Board's discretion. In February, 1997, the Board of Directors authorized an increase in quarterly dividends to $.08 per share. Subject to several limitations in its revolving credit facilities and its note purchase agreement, the Company may incur additional borrowings to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

   The Company had higher working capital needs in 1995 and 1996 resulting from its substantial growth, and for funding advance payments for certain raw materials.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company has ongoing capital expenditure programs to improve its processing technology and plant and equipment, and to expand capacity to accommodate its substantial growth. The Company anticipates that capital spending, exclusive of acquisitions or joint ventures, will approximate $30 million per year through 1998.

   The Company enters into long-term inventory supply arrangements and in 1995 took delivery of and title to 53,000 wet metric tons of cobalt slag at its Kokkola facilities from a major supplier. The Company was not required to pay for such slag until used, but has at times made advance payments. During 1996, the Company took delivery of an additional 80,000 wet metric tons.

   In 1994, the Company entered into an interest rate swap agreement for the three year period ending December 20, 1997 to convert the variable interest rate on an aggregate contract amount of $30 million to a fixed rate of 7.28% plus
 .35% to .75%. The purpose of entering into the interest rate swap is to protect the Company from the possibility of higher interest rates on what it views as base borrowings under its variable rate revolving credit facility.

   The Company's revolving credit facility was revised in October, 1996 to increase available credit from $60 to $120 million and expand its sources of capital by adding two new institutions. In connection with the acquisition of SCM Metal Products, Inc. (SCM), the Company's revolving credit facility was further expanded to $240 million in January, 1997, with a $10 million sublimit for letters of credit.

   Although most of the Company's raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company's operating results and net income. Specifically, when the Finnish Markka weakens against the U.S. Dollar, there is a net favorable effect on the Company due to lower operating expenses and lower net balance sheet liabilities when translated into U.S. Dollars. The reverse is true when the Finnish Markka strengthens against the U.S. Dollar. In order to partially hedge the balance sheet exposure to fluctuating rates, the Company enters into forward contracts to purchase Finnish Markka.

FORWARD LOOKING STATEMENTS

   The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, nickel and copper; (b) continued growth in demand for the Company's products;
(c) risks associated with environmental liability inherent in the nature of a chemical business; (d) uncertainty relating to the Company's ability to identify suitable acquisition candidates and to finance, consummate and assimilate such future acquisitions; (e) the effect of fluctuations in currency exchange rates upon the Company's international operations; and (f) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors.

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)
December 31,                                                                              1996             1995
---------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   7,818        $   9,098
   Accounts receivable, less allowance of
     $210 in 1996 and $194 in 1995                                                      60,054           71,959
   Inventories                                                                         195,050          139,067
   Other current assets                                                                  8,245           13,817
                                                                                     --------------------------
TOTAL CURRENT ASSETS                                                                   271,167          233,941
Property, plant and equipment:
   Land                                                                                    467              331
   Buildings and improvements                                                           40,569           33,607
   Machinery and equipment                                                             122,695          102,576
   Furniture and fixtures                                                                4,074            3,427
                                                                                     --------------------------
                                                                                       167,805          139,941
Less accumulated depreciation                                                           57,184           42,661
                                                                                     --------------------------
                                                                                       110,621           97,280
Other assets:
   Unprocessed inventory                                                                27,499
   Goodwill and other intangible assets, less accumulated
     amortization of $4,967 in 1996 and $4,088 in 1995                                  23,036           23,842
   Other assets                                                                          6,310            2,979
                                                                                     --------------------------
TOTAL ASSETS                                                                         $ 438,633        $ 358,042
                                                                                     ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                 $   3,586        $   5,263
   Accounts payable                                                                     77,330           61,917
   Accrued income taxes                                                                  2,753            9,484
   Other accrued expenses                                                               13,637           10,282
                                                                                     --------------------------
TOTAL CURRENT LIABILITIES                                                               97,306           86,946

Long-term debt                                                                         109,295           89,845
Contract payable                                                                        27,499
Deferred income taxes                                                                   17,773           18,597
Other long-term liabilities                                                              1,438            1,226
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized 2,000,000 shares; no shares issued or outstanding
   Common stock, $.01 par value:
     Authorized 30,000,000 shares; issued 18,759,346 shares                                188              125
   Capital in excess of par value                                                      102,125          102,088
   Retained earnings                                                                    86,345           61,763
   Treasury stock (141,432 shares in 1996 and 129,168 shares in 1995, at cost)          (3,095)          (2,512)
   Foreign currency translation adjustments                                               (241)             (36)
                                                                                     --------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             185,322          161,428
                                                                                     --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 438,633        $ 358,042
                                                                                     ==========================

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME

(Thousands of dollars, except per share data)
Year Ended December 31,                                 1996            1995              1994
----------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                          $ 387,999        $ 360,959        $ 251,275
Cost of products sold                                304,025          286,396          190,701
                                                   -------------------------------------------
                                                      83,974           74,563           60,574
Selling, general and administrative expenses          32,553           30,594           25,413
                                                   -------------------------------------------
INCOME FROM OPERATIONS                                51,421           43,969           35,161

OTHER INCOME (EXPENSE)
Interest expense                                      (7,485)          (5,516)          (3,150)
Interest income                                          244              398              366
Foreign exchange gain (loss)                             223             (333)          (1,349)
                                                   -------------------------------------------
                                                      (7,018)          (5,451)          (4,133)
                                                   -------------------------------------------
Income before income taxes                            44,403           38,518           31,028
Income taxes                                          14,356           12,585           10,286
                                                   -------------------------------------------
Net income                                         $  30,047        $  25,933        $  20,742
                                                   ===========================================
NET INCOME PER SHARE                               $    1.56        $    1.36        $    1.09
                                                   ===========================================

See accompanying notes to consolidated financial statements.


STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                      Foreign
                                         Capital in                                  Currency
                                 Common   Excess of     Retained      Treasury    Translation
(Thousands of dollars)            Stock   Par Value     Earnings         Stock    Adjustments        Total
-----------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1994         $125    $102,088      $23,058                        $(389)    $124,882
Net income                                                20,742                                    20,742
Translation adjustment                                                                    205          205
Dividends paid                                            (3,496)                                   (3,496)
Treasury stock purchased                                               $(1,158)                     (1,158)
                                   ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994        125     102,088       40,304        (1,158)          (184)     141,175

Net income                                                25,933                                    25,933
Translation adjustment                                                                    148          148
Dividends paid                                            (4,474)                                   (4,474)
Treasury stock purchased                                                (1,354)                     (1,354)
                                   ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995        125     102,088       61,763        (2,512)           (36)     161,428

Net income                                                30,047                                    30,047
Non-employee directors' compensation            100                                                    100
Translation adjustment                                                                   (205)        (205)
Dividends paid                                            (5,465)                                   (5,465)
Treasury stock purchased                                                  (583)                       (583)
Three-for-two stock split            63         (63)                                                     0
                                   ------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996       $188    $102,125      $86,345       $(3,095)         $(241)    $185,322
                                   ========================================================================

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands of dollars)
Year Ended December 31,                                   1996          1995          1994
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $ 30,047      $ 25,933      $ 20,742
Items not affecting cash:
   Depreciation and amortization                          15,814        13,734        10,689
   Foreign exchange (gain) loss                             (223)          333         1,349
   Deferred income taxes                                   7,841         1,552         2,962
Changes in operating assets and liabilities:
   Accounts receivable                                    11,905       (25,336)      (21,401)
   Inventories                                           (83,482)      (14,081)      (48,635)
   Accounts payable and other accruals                    34,765         7,342        41,338
   Other                                                    (851)       (5,833)       (1,181)
                                                        ------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 15,816         3,644         5,863

INVESTING ACTIVITIES
Expenditures for property, plant and equipment--net      (28,129)      (31,215)      (19,674)
Acquisitions of businesses                                  (395)      (14,511)
                                                        ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (28,524)      (45,726)      (19,674)

FINANCING ACTIVITIES

Dividend payments                                         (5,465)       (4,474)       (3,496)
Long-term borrowings                                      33,364        94,418        18,000
Payments of long-term debt                               (15,591)      (46,021)       (2,000)
Purchase of treasury stock                                  (583)       (1,354)       (1,158)
                                                        ------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 11,725        42,569        11,346

Effect of exchange rate changes on cash                     (297)           19            47
                                                        ------------------------------------
INCREASE (DECREASE) IN CASH                               (1,280)          506        (2,418)
Cash and cash equivalents at beginning of year             9,098         8,592        11,010
                                                        ------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $  7,818      $  9,098      $  8,592
                                                        ====================================






See accompanying notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except share amounts)
--------------------------------------------------------------------------------

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation

   OM Group, Inc. (the Company) and its operating subsidiaries manufacture and sell metal carboxylates, salts, and powders that are primarily derived from cobalt and nickel. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

   Inventories are stated at the lower of cost or market and are principally valued using the last-in, first-out (LIFO) method.

Property, Plant and Equipment

   Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives of the various classes of assets. Long-lived assets are assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable.

Research and Development

   Selling, general and administrative expenses include research and development costs of $3,756, $3,413 and $2,791 in 1996, 1995 and 1994, respectively.

Income Taxes

   Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting arising principally from different depreciation methods and inventory reserves. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.

Foreign Currency Translation

   The functional currency for the Company's Kokkola, Finland subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars and it holds a significant intercompany note payable, denominated in U.S. dollars. Accordingly, foreign exchange gains and losses related to assets, liabilities and transactions which are denominated in other currencies (principally the Finnish Markka) are included in results of operations. The Company enters into forward contracts to partially hedge its balance sheet exposure to the Finnish Markka, and accordingly, gains or losses related to the forward contracts are included in results of operations.

   The functional currency for the Company's other subsidiaries outside of the United States is the applicable local currency. For those operations, financial statements are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded as a component of stockholders' equity.

Goodwill and Other Intangibles

   Goodwill and other intangibles represent principally the excess of the acquisition purchase price of businesses acquired over the fair market value of the net tangible assets acquired. These intangible assets are being amortized on a straight-line basis over their respective useful lives (fifteen to forty years). Goodwill is assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable.

Cash Equivalents

   For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Earnings Per Share

   Earnings per share are computed based on weighted average shares outstanding and the dilutive effect of stock options outstanding as discussed in Note F.

Stock Options and Compensation Plans

   The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant and accounts for stock options using the intrinsic value method. Accordingly, compensation expense is not recognized for the stock option grants.

   Beginning in 1995, non-employee members of the Board of Directors were eligible to receive their annual retainer in the form of cash, stock options, or restricted stock. Directors may purchase stock options for a price equal to the difference between the exercise price (75% of fair market value on date of grant) and the fair market value per share. Restricted shares may be purchased at a price equal to fair market value per share. Also, directors electing to receive restricted stock receive additional restricted stock equal to 5% of their applied cash compensation. Accordingly, compensation expense is recognized for stock option and restricted share grants elected by eligible directors.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

B. INVENTORIES
Current inventories consist of the following:

                        December 31,                        1996           1995
                        -------------------------------------------------------
                        Raw materials and supplies     $ 116,389      $  99,853
                        Finished goods                    87,980         74,715
                                                       ------------------------
                                                         204,369        174,568
                        LIFO reserve                      (9,319)       (35,501)
                                                       ------------------------
                        Total inventories              $ 195,050      $ 139,067
                                                       ========================

   Unprocessed inventory represents cobalt slag feedstock. A twelve-month supply of the cobalt slag feedstock is included in inventory; the remainder of the slag is classified as non-current unprocessed inventory. The cost of the cobalt obtained is based upon prevailing market prices.

C. FINANCIAL INSTRUMENTS

Long-term debt consists of the following:

                   December 31,                               1996        1995
                   ------------------------------------------------------------
                   Notes payable to banks                   $ 79,000     $56,000
                   Notes payable to insurance companies       30,000      30,000
                   Business acquisition debt                   3,447       8,510
                   Other                                         434         598
                                                            -------------------
                                                             112,881      95,108
                   Less: Current portion                       3,586       5,263
                                                            -------------------
                   Total long-term debt                     $109,295     $89,845
                                                            ===================

   At December 31, 1996, the Company had a $120 million revolving credit facility with a group of banks, with variable interest rates based upon either the agent bank's rate or LIBOR plus a .35% to .75% margin, at the Company's option. Under the credit agreement, the Company must exceed a minimum predefined working capital ratio and meet certain funded debt ratios. There are also covenants which restrict the dividend paying and borrowing capability of the Company.

   In connection with with the acquisition of SCM (as described further in Note
I), the Company's revolving credit facility, which expires in 2002, was further expanded to $240 million in January, 1997, with a $10 million sublimit for letters of credit.

   The Company has an interest rate swap agreement to convert the variable interest rates on an aggregate contract amount of $30 million to a fixed rate of 7.28% plus .35% to .75% for a three year period ending December 20, 1997. The combined effective rate of the Company's bank borrowings and the related swap agreement was approximately 7.1% at December 31, 1996. The net interest paid or received on the interest rate swap is included in interest expense. The counterparties to the interest rate swap are international commercial banks. At December 31, 1996, the fair value of the interest rate swap based upon current settlement prices approximated $471 payable.

   During 1995, the Company borrowed $30 million from a group of insurance companies through a private placement. The borrowings bear interest at 7.38% and are due August 30, 2005. Under the terms of the note purchase agreement, the Company must meet certain interest coverage and funded debt ratios. There are also covenants which restrict the dividend paying and borrowing capability of the Company.

   In connection with several business acquisitions during 1995, the Company issued notes payable with a combined effective rate of 8.9%. The balance on these notes is due in 1997.

   Aggregate annual maturities of long-term debt for the five years following December 31, 1996 are as follows: 1997 - $3,586; 1998 - $148; 1999 - $147; $0 in
2000 and $0 in 2001. Interest paid was $7,056, $4,454 and $3,056 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the carrying value of the Company's debt approximated its fair value.

   The Company enters into forward contracts to purchase Finnish Markka to partially hedge its balance sheet exposure to rate fluctuations between the Finnish Markka and the U.S. Dollar. At December 31, 1996, the fair value of the forward contracts, based on the current settlement price, approximated $220 payable, which was recorded in results of operations.

D. INCOME TAXES

Income before income taxes consists of the following:

                   Year Ended December 31,         1996       1995        1994
                   -------------------------------------------------------------
                   United States                 $ 1,384     $ 4,654     $ 9,022
                   Outside the United States      43,019      33,864      22,006
                                                 ------------------------------
                                                 $44,403     $38,518     $31,028
                                                 ===============================

Income taxes are summarized as follows:
                   Year Ended December 31,         1996        1995       1994
                   -------------------------------------------------------------
                   Current:
                    United States:
                     Federal                     $   923     $ 2,158     $ 2,508
                     State and local                 258          85         604
                   Outside the United States       5,334       8,790       4,212
                                                 ------------------------------
                                                   6,515      11,033       7,324
                 Deferred:
                   United States                     644         949         914
                   Outside the United States       7,197         603       2,048
                                                 ------------------------------
                                                   7,841       1,552       2,962
                                                 ------------------------------
                                                 $14,356     $12,585     $10,286
                                                 ===============================

Significant components of the Company's deferred income taxes are as follows:
                   December 31,                                 1996        1995
                   -------------------------------------------------------------

                   Current - Principally
                     inventories                             $ 2,835     $(3,671)
                   Long-term - Principally
                     accelerated depreciation                 17,773      18,597
                                                             ------------------
                                                             $20,608     $14,926
                                                             ===================

A reconciliation of income taxes computed at the United States statutory rate to the effective income tax rate follows:
                   Year Ended December 31,          1996        1995        1994
                   -------------------------------------------------------------
                   Income taxes at the United
                     States statutory rate          35.0%       35.0%       35.0%
                   State income taxes, net of
                     federal tax benefit              .4          .1         1.4
                   Effective tax rate
                     differential of earnings
                     outside of the United States   (5.7)       (7.2)       (3.9)
                   Change in statutory tax rate
                     outside of the United States                1.8
                   Adjustment of worldwide tax
                     liabilities                     2.2         2.9
                   Other--net                         .4          .1          .7
                                                    ----------------------------
                                                    32.3%       32.7%       33.2%
                                                    ============================


   The Company has not provided additional United States income taxes on approximately $80 million of undistributed earnings of consolidated foreign subsidiaries included in stockholders' equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

   Income tax payments were $14,129, $5,060, and $4,082 during the years ended December 31, 1996, 1995 and 1994, respectively.

E. EMPLOYEE BENEFIT PLANS

The Company sponsors a non-contributory, qualified profit sharing plan covering all United States employees. Company contributions are determined by the Board of Directors based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the qualified profit sharing plan. Aggregate plan expenses were $1,727, $1,388, and $1,160 in 1996, 1995 and 1994, respectively.

   The Company provides health care benefits upon retirement for certain United States employees with a specified number of years of service. The estimated cost of their benefits is actuarially determined and accrued over the employees' service periods as a level percentage of compensation for employees expected to qualify for benefits.

   Expenses for postretirement benefits other than pensions are as follows:

                      Year Ended December 31,     1996         1995         1994
                      ----------------------------------------------------------
                      Service cost                $ 27          $16          $15
                      Interest cost                 84           75           63
                                                  ------------------------------
                                                  $111          $91          $78
                                                  ==============================

   The liability recognized in the consolidated balance sheet at December 31, 1996 for postretirement benefit obligations other than pensions is $827 ($761 at December 31, 1995). For measurement purposes, a 9.55% blended annual rate of increase in the per capita cost of covered health care benefits was assumed, grading ratably to 5.9% through 2006. An increase of 1% in assumed health care cost trend rates would increase the accumulated benefit obligation as of December 31, 1996 by $155 and the aggregate annual service and interest cost by $16. The discount rate used in determining the accumulated benefit obligation as of December 31, 1996 and 1995 was 7.75%.

F. COMMON STOCK AND STOCK OPTIONS

On November 5, 1996, the Board of Directors approved a three-for-two stock split of its common stock, in the form of a stock dividend, with one additional common share issued December 2, 1996 for every two common shares held by shareholders of record on November 15, 1996. All share and per share information included in the accompanying financial statements have been retroactively adjusted to give effect to the split.

   On November 5, 1996, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock to stockholders of record on November 15, 1996. Each Right entitles the shareholder to purchase one one-hundredth share of Series A Participating Preferred Stock at a purchase price of $160 per share, subject to adjustment.

   The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group (Acquiring Person) acquiring or attempting to acquire 15% or more of the outstanding shares of common stock. In the event that the Rights become exercisable, each Right (except for Rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase for the exercise price then in effect, shares of the Company's common stock having a value of twice the exercise price.

   The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from the common stock. The Rights expire on November 14, 2006.

   The Company's Long-Term Incentive Compensation Plan has authorized the grant of options to management personnel for up to 1,523,438 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable at the end of the fiscal year following the year of grant.

   Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 6.5%; dividend yield of 1.2%; the volatility factor of the expected market price of the Company's common stock of .20; and a weighted-average expected life of the option of 5 years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        1996                1995
           --------------------------------------------------------------------
           Pro forma net income                   $28,874          $25,782
           Pro forma earnings per share:
             Primary                              $  1.50          $  1.35
             Fully diluted                        $  1.50          $  1.34

   A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                          1996                      1995                      1994
-----------------------------------------------------------------------------------------------------------
                                               Weighted                   Weighted                 Weighted
                                                Average                    Average                  Average
                                  Options      Exercise     Options       Exercise      Options    Exercise
                                                  Price                      Price                    Price
                                ---------------------------------------------------------------------------
Outstanding at January 1        1,061,656        $ 9.94     900,101         $ 7.65      736,851      $ 6.47
   Granted                        202,860         25.96     208,055          18.72      163,250       13.00
   Exercised                      (17,355)         9.19     (46,500)          5.04
   Forfeited                       (4,082)        12.25
                                ---------------------------------------------------------------------------
Outstanding at December 31      1,243,079        $12.55   1,061,656         $ 9.94      900,101      $ 7.65
                                ===========================================================================
Exercisable at end of year      1,055,579        $10.05     878,168         $ 7.89      736,851      $ 6.47
Weighted-average fair value of
   options granted during the year               $ 7.37                     $ 5.46

The weighted-average remaining contractual life of these options outstanding is
7.2 years.

G. COMMITMENTS AND CONTINGENCIES

The Company's Finnish operating subsidiary has agreed to take shipment of 43,000 wet metric tons of Zairian cobalt and nickel slag from La Generale des Carrieres et des Mines (Gecamines) in 1997. The cost of the cobalt obtained will be based upon the prevailing market price as material is processed.

   The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, management believes that the ultimate aggregate cost to the Company of environmental remediation, as well as other legal proceedings arising out of operations in the normal course of business, will not result in a material adverse effect upon its financial condition or results of operations.

H. BUSINESS AND GEOGRAPHIC INFORMATION

The Company operates in a single business segment serving numerous customers and industries; its operations are located principally in the United States and Finland. Financial information by geographic area is summarized as follows:

                          Year Ended
                          December 31,        1996         1995         1994
                          ------------------------------------------------------
                          Net sales:
                            United States   $ 160,507    $ 149,114    $ 119,470
                            Finland           219,754      202,114      125,740
                            Other               7,738        9,731        6,065
                                            -----------------------------------
                                            $ 387,999    $ 360,959    $ 251,275
                                            ===================================
                          Operating profit:
                            United States      13,781       12,108       12,706
                            Finland            44,063       37,227       26,200
                            Other                 304          504         (177)
                            Corporate
                             administrative
                                expense        (6,727)      (5,870)      (3,568)
                                            -----------------------------------
                                               51,421       43,969       35,161

                          Other expense        (7,018)      (5,451)      (4,133)
                                            -----------------------------------
                          Income before
                             income taxes   $  44,403    $  38,518    $  31,028
                                            ===================================

                          December 31,                     1996         1995
                          -----------------------------------------------------
                          Identifiable assets:
                            United States                $ 161,945    $ 141,422
                            Finland                        270,013      209,576
                            Other                            6,675        7,044
                                                         ----------------------
                                                         $ 438,633    $ 358,042
                                                         ======================

I. SUBSEQUENT EVENT

On January 21, 1997, pursuant to a Stock Purchase Agreement dated December 20, 1996, the Company acquired SCM Metal Products, Inc., a subsidiary of U.S. Industries, Inc. SCM, with annual sales in fiscal 1996 of approximately $94 million, is one of the world's leading producers of specialty chemicals and powders, principally specialty powders primarily from copper, iron and stainless steel. The total consideration paid by the Company for SCM was $122 million, financed entirely through bank borrowings. The Company is considering other longer term financing options. The acquisition, which is not reflected in the accompanying financial statements, will be accounted for by the purchase method of accounting.

J. QUARTERLY DATA (UNAUDITED)

Quarter Ended                           March 31             June 30       September 30         December 31
------------------------------------------------------------------------------------------------------------
1996
Net sales                               $102,853            $101,485            $89,071            $ 94,590
Gross profit                              20,211              21,030             20,905              21,828
Income from operations                    12,258              13,084             13,036              13,043
Net income                                 7,151               7,583              7,670               7,643
Net income per share                    $    .37            $    .39            $   .40            $    .40
Market price: high-low           25 1/8 - 21 5/8         28 - 24 1/2    27 3/8 - 22 3/4     28 3/4 - 25 3/8
Dividends paid per share                $    .07            $    .07            $   .07            $    .07

1995
Net sales                               $ 89,429            $ 84,974            $80,967            $105,589
Gross profit                              17,547              19,131             18,477              19,408
Income from operations                    10,218              11,553             11,099              11,099
Net income                                 6,090               6,722              6,606               6,515
Net income per share                    $    .32            $    .35            $   .35            $    .34
Market price: high-low           16 5/8 - 14 1/2     19 1/2 - 15 3/8    21 3/8 - 18 5/8     22 3/8 - 18 7/8
Dividends paid per share                $    .06            $    .06            $   .06            $    .06



Report of Independent Auditors
-------------------------------------------------------------------------------

BOARD OF DIRECTORS
OM GROUP, INC.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Cleveland, Ohio
January 30, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OM GROUP, INC.


                                     By: /s/ James P. Mooney
                                         -------------------------------------
                                         James P. Mooney
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                                       DATE

/s/ James P. Mooney                         Chairman and Chief Executive Officer                   March 21, 1997
--------------------------                                                                         --------------
James P. Mooney

/s/ Eugene Bak*                             Director                                               March 21, 1997
--------------------------                                                                         --------------
Eugene Bak

/s/ Markku Toivanen*                        Director                                               March 21, 1997
--------------------------                                                                         --------------
Markku Toivanen

/s/ Lee R. Brodeur*                         Director                                               March 21, 1997
--------------------------                                                                         --------------
Lee R. Brodeur

/s/ Thomas R. Miklich*                      Director                                               March 21, 1997
--------------------------                                                                         --------------
Thomas R. Miklich

/s/ John E. Mooney*                         Director                                               March 21, 1997
--------------------------                                                                         --------------
John E. Mooney

/s/ Frank Butler*                           Director                                               March 21, 1997
--------------------------                                                                         --------------
Frank Butler

/s/ James M. Materna                        Chief Financial Officer (Principal                     March 21, 1997
--------------------------                  Financial and Accounting Officer)                      --------------
James M. Materna

/s/ James P. Mooney                                                                                March 21, 1997
--------------------------                                                                         --------------
James P. Mooney
Attorney-in-Fact


James P. Mooney, by signing his name hereto signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                 EXHIBIT INDEX


EXHIBIT NO.                  EXHIBIT
-----------                  -------

4.2              Second Amended and Restated Credit Agreement dated as of January
                 21, 1997 among National City Bank, as Agent, ABN Amro Bank N.V.,
                 Key Bank National Association, Mellon Bank, N.A. and OM Group, Inc.

10.42            Employment Agreement of Terry Guckes

10.44            Stock Purchase Agreement between SUSI Corporation and OM Group,
                 Inc. dated December 20, 1996

11               Statement Regarding Computation of Earnings Per Share

21               List of Subsidiaries

23               Consent of Ernst & Young LLP

24               Power of Attorney

27               Financial Data Schedule