Form 10-Q
period 1997-03-31
OM GROUP INC
filed 1997-05-09
CIK 899723

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1997
                        Commission File Number 0-22572


                              OM GROUP, INC.
            (exact name of registrant as specified in its charter)



           Delaware                                52-1736882
(state or other jurisdiction of                 (I.R.S., Employer
 incorporation or organization)                Identification Number)


                                Tower City
                             50 Public Square
                            3800 Terminal Tower
                         Cleveland, Ohio  44113-2204
                    (Address of principal executive offices)
                                 (zip code)


                               (216) 781-0083
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__     __No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: Common Stock, $.01 Par Value - 18,626,772 shares.

                                INDEX

                            OM GROUP, INC.




Part I.   Financial Information

Item 1.   Financial Statements

          Condensed consolidated balance sheets -- March 31, 1997 and December 31, 1996

          Condensed consolidated statements of income -- Three months ended March 31, 1997 and 1996

          Condensed consolidated statements of cash flows - Three months ended March 31, 1997 and 1996

          Notes to condensed consolidated financial statements - March
          31, 1997

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

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)

                                                    March 31,
                                                     1997       December 31,
                                                  (Unaudited)      1996
                                                   ---------     ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  8,177    $  7,818
   Accounts receivable                                 76,412      60,054
   Inventories                                        223,260     195,050
   Other current assets                                 9,135       8,245
                                                     --------    --------
     Total Current Assets                             316,984     271,167

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 2,740         467
   Buildings and improvements                          48,653      40,569
   Machinery and equipment                            140,050     122,695
   Furniture and fixtures                               6,185       4,074
                                                     --------    --------
                                                      197,628     167,805
   Less accumulated depreciation                       61,154      57,184
                                                     --------    --------
                                                      136,474     110,621
OTHER ASSETS
   Unprocessed inventory                               12,429      27,499
   Goodwill and other intangible assets               117,714      23,036
   Other assets                                         9,354       6,310

                                                     --------    --------
TOTAL ASSETS                                         $592,955    $438,633
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $  2,094    $  3,586
   Accounts payable                                    79,854      77,330
   Other accrued expenses                              15,770      16,390
                                                     --------    --------
     Total Current Liabilities                         97,718      97,306

LONG-TERM LIABILITIES
   Long-term debt                                     259,295     109,295
   Contract payable                                    12,429      27,499
   Deferred income taxes                               24,262      17,773
   Other long-term liabilities                          7,389       1,438

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
   Authorized 2,000,000 shares; no shares issued
      or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 18,759,346 shares                            188         188
   Capital in excess of par value                     102,125     102,125
   Retained earnings                                   93,060      86,345
   Treasury stock (132,574 shares at March 31, 1997
      and 141,432 shares at December 31, 1996,
      at cost)                                         (3,031)     (3,095)
   Foreign currency translation adjustments              (480)       (241)
                                                     --------    --------
      Total Stockholders' Equity                      191,862     185,322

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $592,955    $438,633
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)



                                      Three Months Ended
                                             March 31,
                                       --------------------
                                         1997       1996
                                       --------    --------

OPERATIONS
   Net sales                           $110,055   $102,853
   Cost of products sold                 83,477     82,642
                                        -------    -------
                                         26,578     20,211

Selling, general and
   administrative expenses               10,882      7,953
                                        -------    -------
   INCOME FROM OPERATIONS                15,696     12,258

OTHER INCOME (EXPENSE)
   Interest expense                      (3,666)    (1,894)
   Interest income                           21         34
   Foreign exchange gain                    285        170
                                        -------    -------
                                         (3,360)    (1,690)
                                        -------    -------

   INCOME BEFORE INCOME TAXES            12,336     10,568

Income taxes                              4,120      3,417

                                        -------    -------
   NET INCOME                           $ 8,216    $ 7,151
                                        =======    =======

Net income per share                      $0.43      $0.37

Dividends paid per common share           $0.08      $0.07

Weighted average shares (000)            19,327     19,232


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          -------------------
                                                             1997      1996
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                               $8,216     $7,151
   Items not affecting cash:
      Depreciation and amortization                          5,001      4,356
      Foreign exchange gain                                   (285)      (170)
      Deferred income taxes                                     46        532
   Changes in operating assets and liabilities             (28,112)   (11,837)
                                                           -------    -------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  (15,134)        32

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net      (7,875)    (6,053)
   Acquisition of businesses                              (123,745)
                                                           -------    -------
     NET CASH USED IN INVESTING ACTIVITIES                (131,620)    (6,053)

FINANCING ACTIVITIES
   Dividend payments                                        (1,501)    (1,367)
   Long-term borrowings                                    150,047     10,107
   Payments of long-term debt                               (1,400)    (4,000)
   Purchase of treasury stock                                   64         54
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             147,210      4,794

Effect of exchange rate changes on cash                        (97)      (241)

                                                           -------    -------
Increase (decrease) in cash                                    359     (1,468)

Cash and cash equivalents at beginning of period             7,818      9,098
                                                           -------    -------
Cash and cash equivalents at end of period                  $8,177     $7,630
                                                           =======    =======


See notes to condensed Consolidated Financial Statements

Part I   Financial Information
Item 1   Financial Statements

                               OM GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               March 31, 1997

Note A   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         In February, 1997, Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings Per Share" was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company must adopt SFAS No. 128 for the year ending December 31, 1997 and believes the effect of adoption will not be material.

Note B   Inventories

         Inventories consist of the following:

                                              March 31,     December 31,
                                                1997           1996

         Raw materials and supplies           $130,098       $116,389
         Finished goods                         97,074         87,980
                                              --------       --------
                                               227,172        204,369
         LIFO reserve                           (3,912)        (9,319)
                                              --------       --------
         Total inventories                    $223,260       $195,050
                                              ========       ========

Part I   Financial Information
Item 1   Financial Statements

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


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations
         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

         Net sales for the three months ended March 31, 1997 were $110.1 million, an increase of 7.0% compared to the same period for
1996. The increase in sales resulted principally from an increase in physical volume of products sold and the acquisition of SCM Metal Products, Inc. (SCM), which offset a decline in the Company's cobalt product prices resulting from lower cobalt market prices.

         Cobalt market prices ranged from $19 to $22 per pound during the three month period ended March 31, 1997 compared to a range of $28 to $32 per pound during the same period in 1996. The market price of nickel ranged from $2.88 to $3.66 per pound during the three months ended March 31, 1997 compared to $3.43 to $3.78 per pound during the same period in 1996.

         Pounds of product sold by the Company were approximately 34.4 million pounds in the three month period ended March 31, 1997 compared to 23.5 million pounds in the same period in 1996. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

Part I   Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


                                Three Months Ended March 31,
                                ---------------------------   Percentage
         (in millions of pounds)         1997      1996        Change
                                         ----      ----        ------

         Carboxylates                    11.7      10.0         17.0%
         Salts                           14.8      12.8         15.6%
         Powders                          7.9       0.7      1,028.6%
                                         ----      ----      --------
                                         34.4      23.5         46.4%
                                         ====      ====      ========

         The increase in physical volume of carboxylate products sold resulted principally from increased sales of PVC heat stabilizers in the United States and carboxylates in Europe. The increase in physical volume of salt and powder products sold reflects 1.5 million and 7.2 million pounds of primarily copper salt and powder products sold, respectively, as a result of the SCM acquisition on January 21, 1997.

         Gross profit increased to $26.6 million for the three month period ended March 31, 1997, a 31.5% increase over the same period in 1996. The improvement in gross profit was primarily the result of the acquisition of SCM and higher physical volumes of product sold. Cost of products sold decreased to 75.9% for the three months ended March 31, 1997 from 80.3% of net sales during the same period of 1996 primarily because of lower cobalt prices.

         Selling, general and administrative expenses increased to 9.9% of net sales for the first three months of 1997 compared to 7.7% of net sales in the same period in 1996 due to the decline in net sales resulting from lower cobalt market prices.

         Other expense in 1997 was $3.4 million compared to $1.7 million in 1996, due primarily to increased interest expense on higher outstanding borrowings as a result of the acquisition of SCM.

         Income taxes as a percentage of income before tax increased to 33.4% for the first three months of 1997 from 32.3% in the same period in 1996 due to the non-tax deductible goodwill incurred in the acquisition of SCM.

Part I   Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Net income for the three month period ended March 31, 1997 was $8.2 million, an increase of $1.1 million from the same period in 1996, due to the aforementioned factors.

         Liquidity and Capital Resources

         The Company increased its revolving credit facility by $120 million in January, 1997 to finance the acquisition of SCM Metal Products. In April, 1997, the Company sold 3,450,000 shares of common stock at $26.75 per share in a public offering. The net proceeds of the offering, in the amount of $87.6 million, were used to pay down debt incurred in acquiring SCM. After giving effect to the acquisition and the offering, the Company's maximum credit, under its credit facility, is $180 million.

         The Company believes that it will have sufficient cash generated by operations and through its credit facilities to provide for its future working capital and capital expenditure requirements and to pay quarterly dividends on its common stock, subject to the Board's discretion. Subject to several limitations in its credit facilities, the Company may incur additional borrowings under this line to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.


         Forward Looking Statements

         The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, nickel and copper; (b)

Part I   Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         continued growth in demand for the Company's products;
         (c)risks associated with environmental liability inherent in the nature of a chemical business; (d) uncertainty relating to the Company's ability to identify suitable acquisition candidates and to finance, consummate and assimilate such future acquisitions; (e) the effect of fluctuations in currency exchange rates upon the Company's international operations; and (f) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors.

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

          The following report on Form 8-K was filed during the three months ended March 31, 1997:

          1) The Company's Current Report on Form 8-K filed with the Commission on January 28, 1997 regarding the Company's acquisition of SCM Metal Products, Inc.;
          2) The Company's Current Report on Form 8-K/A filed with the Commission on March 21, 1997 containing financial information regarding the Company's acquisition of SCM Metal Products, Inc.;
          3) The Company's Current Report on Form 8-K filed with the Commission on April 22, 1997 regarding the Company's quarterly results as of and for the three months ended March 31, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 7, 1997                 OM GROUP, INC.




                            /s/ James M. Materna
                            ------------------------
                            James M. Materna
                            Chief Financial Officer
                           (Duly authorized signatory of OM Group, Inc.)

Exhibit 11

                                OM GROUP, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE



                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                                1997        1996
                                             ----------  ----------

Issued at March 31                           18,626,772  18,630,195
Net effect of repurchased treasury
   shares and dilutive stock options
   based on the treasury stock method           700,326     601,445

                                             ----------  ----------
Totals                                       19,327,098  19,231,640
                                             ==========  ==========

Net income (000)                                 $8,216      $7,151
                                                 ======      ======

Per share amount                                  $0.43       $0.37
                                                 ======      ======

                Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OM Group, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated January 30, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                 /s/ Ernst & Young LLP
                                                 Ernst & Young LLP


May 5, 1997

                Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following
Registration Statements of OM Group, Inc. of our report dated May 5, 1997, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1997.

Registration
Number        Description                                    Filing Date

33-74674      OM Group, Inc. Long-Term Incentive
              Compensation Plan - Form S-8
              Registration Statement
              - 1,015,625 Shares                         January 27, 1994

333-07529     OMG Americas, Inc. Employees' Profit
              Sharing Plan -- Form S-8 Registration
              Statement -- 250,000 Shares                July 3, 1996

333-07531     OM Group, Inc. Non-Employees Directors'
              Equity Plan -- Form S-8 Registration
              Statement -- 250,000 Shares                July 3, 1996

333-23729     OM Group, Inc. - Form S-3 Registration
              Statement -- 3,000,000 Shares              April 24, 1997


Pursuant to Rule 436(c) of the Securities Act of 1933 our reports are not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                   /s/ Ernst & Young LLP
                                                       Ernst & Young LLP


May 5, 1997