Form 10-Q
period 1997-06-30
OM GROUP INC
filed 1997-08-08
CIK 899723

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1997
                        Commission File Number 0-22572


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: Common Stock, $.01 Par Value - 22,050,602 shares.

                                    INDEX

                                OM GROUP, INC.




Part I.     Financial Information

Item 1.     Financial Statements

            Condensed consolidated balance sheets -- June 30, 1997 and December 31, 1996

            Condensed consolidated statements of income -- Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

            Condensed consolidated statements of cash flows -- Six months ended June 30, 1997 and 1996

            Notes to condensed consolidated financial statements -- June 30,
            1997

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

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                     June 30,   December 31,
                                                       1997        1996
                                                     ---------   ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  8,917    $  7,818
   Accounts receivable                                 75,156      60,054
   Inventories                                        254,564     195,050
   Other current assets                                 7,645       8,245
                                                     --------    --------
     Total Current Assets                             346,282     271,167

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 2,705         467
   Buildings and improvements                          48,072      40,569
   Machinery and equipment                            149,827     122,695
   Furniture and fixtures                               6,386       4,074
                                                     --------    --------
                                                      206,990     167,805
   Less accumulated depreciation                       65,297      57,184
                                                     --------    --------
                                                      141,693     110,621
OTHER ASSETS
   Unprocessed inventory                                           27,499
   Goodwill and other intangible assets               117,631      23,036
   Other assets                                         9,164       6,310

                                                     --------    --------
TOTAL ASSETS                                         $614,770    $438,633
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $  2,142    $  3,586
   Accounts payable                                    97,560      77,330
   Other accrued expenses                              15,835      16,390
                                                     --------    --------
     Total Current Liabilities                        115,537      97,306

LONG-TERM LIABILITIES
   Long-term debt                                     178,148     109,295
   Contract payable                                                27,499
   Deferred income taxes                               27,562      17,773
   Other long-term liabilities                          7,488       1,438

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
   Authorized 2,000,000 shares;  no shares issued
      or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 22,209,375 shares at June 30, 1997
      and 18,759,346 shares at December 31, 1996          222         188
   Capital in excess of par value                     189,330     102,125
   Retained earnings                                  100,884      86,345
   Treasury stock (158,773 shares at June 30, 1997
      and 141,432 shares at December 31, 1996,
      at cost)                                         (3,829)     (3,095)
   Foreign currency translation adjustments              (572)       (241)
                                                     --------    --------
      Total Stockholders' Equity                      286,035     185,322

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $614,770    $438,633
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)


                                   Three Months Ended       Six Months Ended
                                         June 30,              June 30,
                                  --------------------  ---------------------
                                    1997        1996       1997       1996
                                  --------    --------  --------    ---------
OPERATIONS
   Net sales                      $124,334   $101,485    $234,389    $204,338
   Cost of products sold            94,851     80,455     178,328     163,097
                                   -------    -------     -------     -------
                                    29,483     21,030      56,061      41,241

Selling, general and
   administrative expenses          11,614      7,946      22,496      15,899
                                   -------    -------     -------     -------
   INCOME FROM OPERATIONS           17,869     13,084      33,565      25,342

OTHER INCOME (EXPENSE)
   Interest expense                 (3,488)    (1,860)     (7,154)     (3,754)
   Interest income                      41         97          62         131
   Foreign exchange gain                65         42         350         212
                                   -------    -------     -------     -------
                                    (3,382)    (1,721)     (6,742)     (3,411)
                                   -------    -------     -------     -------

   INCOME BEFORE INCOME TAXES       14,487     11,363      26,823      21,931

Income taxes                         4,908      3,780       9,028       7,197

                                   -------    -------     -------     -------
   NET INCOME                      $ 9,579    $ 7,583     $17,795     $14,734
                                   =======    =======     =======     =======

Net income per share                 $0.44      $0.39       $0.87       $0.76


Dividends paid per common share      $0.08      $0.07       $0.16       $0.14

Weighted average shares (000)       21,629     19,294      20,478      19,263


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                          -------------------
                                                              1997      1996
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $17,795    $14,734
   Items not affecting cash:
      Depreciation and amortization                         10,365      8,674
      Foreign exchange (gain)                                 (350)      (212)
      Deferred income taxes                                  3,346      1,728
   Changes in operating assets and liabilities             (38,708)   (11,837)
                                                           -------    -------
      NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                            (7,552)    13,087

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (17,602)   (11,753)
   Acquisition of business                                (124,547)
                                                           -------    -------
     NET CASH USED IN INVESTING ACTIVITIES                (142,149)   (11,753)

FINANCING ACTIVITIES
   Dividend payments                                        (3,256)    (2,735)
   Long-term borrowings                                    156,095     10,220
   Payments of long-term debt                              (88,400)    (8,000)
   Purchase of treasury stock                                 (734)      (109)
   Issuance of common stock                                 87,239
                                                           -------    -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   150,944       (624)

Effect of exchange rate changes on cash                       (144)       (90)

                                                           -------    -------
Increase in cash and cash equivalents                        1,099        620

Cash and cash equivalents at beginning of period             7,818      9,098
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 8,917    $ 9,718
                                                           =======    =======

See notes to condensed Consolidated Financial Statements

Part I   Financial Information
Item 1   Financial Statements


                                OM GROUP, INC.
         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                June 30, 1997

Note A   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         In February, 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company must adopt SFAS No. 128 for the year ending December 31, 1997 and believes the effect of adoption will not be material.

Note B   Inventories

         Inventories consist of the following (in thousands):

                                              June 30,       December 31,
                                                1997             1996
                                              --------         ---------
         Raw materials and supplies           $156,730         $116,389
         Finished goods                        103,244           87,980
                                              --------         ---------
                                               259,974          204,369
         LIFO reserve                           (5,410)          (9,319)
                                              --------         ---------
            Total inventories                 $254,564         $195,050
                                              ========         =========

Note C   Contingent Matters

         The Company is a party to various legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in

Part I   Financial Information
Item 1   Financial Statements

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

Note D   Acquisition, Sale of Common Stock, and Supplemental Earnings Per
         Share

         On January 21, 1997, the Company acquired SCM Metal Products, Inc.
         (SCM) for a purchase price of $122 million. The acquisition of SCM, which had fiscal 1996 sales of approximately $94 million, has been recorded using the purchase method of accounting. Accordingly, the Company's results of operations reflect the impact of SCM from the date of acquisition.

         The acquisition was financed through bank borrowings. In April, 1997, the Company sold 3,450,000 shares of common stock in a public offering; the net proceeds of $87.2 million were used to pay down a portion of the debt incurred in acquiring SCM. Had these shares been issued at the date of acquisition, net income per share for the three and six months ended June 30, 1997 would have been $.43 and $.84 per share, respectively.

         Pro forma net sales, net income and net income per share as if the acquisition had occurred as of January 1, 1997, would not be materially different from that reported in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 1997. Had the acquisition occurred as of January 1, 1996, pro forma net sales, net income and net income per share for the three and six months ended June 30, 1996 would have been as follows (in thousands, except per share data).

                                Three Months Ended        Six Months Ended
                                  	June 30, 1996             June 30, 1996
                                ------------------        ----------------
         Net Sales                  $125,289                  $253,172
         Net Income                   $7,848                   $14,732
         Net Income Per Share           $.41                      $.76

         The aforementioned pro forma information includes the amortization of goodwill associated with the acquisition over 40 years by the straight-line method and an interest cost on the funds borrowed to finance the acquisition.

Part I   Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Net sales for the three months ended June 30, 1997 were $124.3 million, an increase of 22.5% compared to the same period for 1996. The increase in sales resulted principally from an increase in physical volume of products sold and the January, 1997 acquisition of SCM, which offset a decline in the Company's cobalt product prices resulting from lower cobalt market prices.

         Cobalt market prices ranged from $22 to $25 per pound during the three month period ended June 30, 1997 compared to a range of $24 to $29 per pound during the same period in 1996. The market price of nickel ranged from $3.18 to $3.48 per pound during the three months ended June 30, 1997 compared to $3.42 to $3.78 per pound during the same period in 1996.

         Pounds of product sold by the Company were approximately 38.3 million pounds in the three month period ended June 30, 1997 compared to 24.4 million pounds in the same period in 1996. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                    Three Months Ended June 30,  Percentage
         (in millions of pounds)         1997        1996          Change
                                         ----        ----         ---------
         Carboxylates                    13.1        11.1            18.0%
         Salts                           15.3        12.6            21.4%
         Powders                          9.9         0.7         1,314.3%
                                         ----        ----         --------
                                         38.3        24.4            57.0%
                                         ====        ====         ========

         The increase in physical volume of carboxylate products sold resulted principally from increased sales of carboxylates in the United States and Europe. The increase in physical volume of salt and powder products sold primarily reflects the addition of copper salt and powder products sold, as a result of the SCM acquisition, as well as increases in fine cobalt powders.

         Gross profit increased to $29.5 million for the three month period ended June 30, 1997, a 40.2% increase over the same period in 1996. The improvement in gross profit was primarily the result of the acquisition of SCM, higher physical volumes of product sold, and

Part I   Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         changes in product mix. Cost of products sold decreased to 76.3% of net sales for the three months ended June 30, 1997 compared to 79.3% of net sales during the same period of 1996, primarily because of lower cobalt prices.

         Selling, general and administrative expenses increased to 9.3% of net sales for the second quarter of 1997 compared to 7.8% of net sales in the same period in 1996 due to the decline in net sales resulting from lower cobalt market prices.

         Other expense in 1997 was $3.4 million compared to $1.7 million in 1996, due primarily to increased interest expense on higher outstanding borrowings, as a result of the acquisition of SCM.

         Income taxes as a percentage of income before tax increased to 33.9% for the second quarter of 1997 from 33.3% in the same period in 1996, due primarily to the non-tax deductible goodwill incurred in the acquisition of SCM.

         Net income for the three month period ended June 30, 1997 was $9.6 million, an increase of $2.0 million from the same period in 1996, due to the aforementioned factors.


         Six Months Ended June 30, 1997 Compared to Six Months Ended June 30,
         1996

         Net sales for the six months ended June 30, 1997 were $234.4 million, an increase of 14.7% compared to the same period for 1996. The increase in sales resulted principally from an increase in physical volume of products sold and the January, 1997 acquisition of SCM, which offset a decline in the Company's cobalt product prices resulting from lower cobalt market prices.

         Cobalt market prices ranged from $19 to $25 per pound during the six month period ended June 30, 1997 compared to a range of $24 to $32 per pound during the same period in 1996. The market price of nickel ranged from $2.88 to $3.66 per pound during the six months ended June 30, 1997 compared to $3.42 to $3.78 per pound during the same period in 1996.

         Pounds of product sold by the Company were approximately 72.7 million pounds in the six month period ended June 30, 1997 compared to 47.8 million pounds in the same period in 1996. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

Part I   Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                                       Six Months Ended June 30,    Percentage
         (in millions of pounds)             1997      1996           Change
                                             ----      ----         ---------

         Carboxylates                        24.7      21.1             17.1%
         Salts                               30.2      25.3             19.4%
         Powders                             17.8       1.4          1,171.4%
                                             ----      ----          --------
                                             72.7      47.8             52.1%
                                             ====      ====          ========

         The increase in physical volume of carboxylate products sold resulted principally from increased sales of carboxylates in the United States and Europe. The increase in physical volume of salt and powder products sold primarily reflects the addition of copper salt and powder products sold, as a result of the SCM acquisition.

         Gross profit increased to $56.1 million for the six month period ended June 30, 1997, a 35.9% increase over the same period in 1996. The improvement in gross profit was primarily the result of the acquisition of SCM, higher physical volumes of product sold, and changes in product mix. Cost of products sold decreased to 76.1% of net sales for the six months ended June 30, 1997 compared to 79.8% during the same period of 1996, primarily because of lower cobalt prices.

         Selling, general and administrative expenses increased to 9.6% of net sales for the first six months of 1997 from 7.8% of net sales for the same period in 1996, due to the decline in net sales resulting from lower cobalt market prices.

         Other expense in 1997 was $6.7 million compared to $3.4 million in 1996, due primarily to increased interest expense on higher outstanding borrowings, as a result of the acquisition of SCM.

         Income taxes as a percentage of income before tax increased to 33.7% as compared to 32.8% during the same period in 1996, due primarily to the non-tax deductible goodwill incurred in the acquisition of SCM.

         Net income for the six month period ended June 30, 1997 was $17.8 million, an increase of $3.1 million from the same period in 1996, due to the aforementioned factors.

Part I   Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         The Company increased its revolving credit facility by $120 million in January, 1997 to finance the acquisition of SCM Metal Products. In April, 1997, the Company sold 3,450,000 shares of common stock at $26.75 per share in a public offering. The net proceeds of the offering, in the amount of $87.2 million, were used to pay down debt incurred in acquiring SCM. After giving effect to the acquisition and the offering, the Company's current maximum credit, under its credit facility, is $180 million.

         In June, 1997, the Company signed contracts as a partner to build a smelter in Lubumbashi, Democratic Republic of Congo. The Company's approximately $40 million share of the $80 million project will be funded over the two year construction period, commencing in 1997, through cash generated by operations and the Company's credit facilities.

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


Part II  Other Information
Item 4   Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of OM Group, Inc. was held on May 6, 1997. An election of Directors was held at which John E. Mooney and Markku Toivanen were nominated and elected for terms which expire in the year 2000. The following votes were cast for or were withheld with respect to each of the nominees:

         Director                         For             Withheld
         ---------------              ----------          --------

         John E. Mooney               15,340,309           198,318
         Markku Toivanen              15,341,406           197,222

         Other directors whose terms of office as Directors continued after the meeting are:
                                       Term of
         Director                   Office Expires
         ----------------           --------------

         Eugene Bak                     1998
         Lee R. Brodeur                 1999
         Frank E. Butler                1998
         Thomas R. Miklich              1999
         James P. Mooney                1999

         Ernst & Young LLP was re-elected as independent auditors:
         For - 15,529,741, against - 3,888, abstain - 4,999.

Part II  Other Information
Item 6   Exhibits and Reports on Form 8-K

         The following exhibits are included herein:

         Exhibit (11) Statement Regarding Computation of Earnings Per Share Exhibit (15) Independent Accountants' Review Report
         Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

         The following report on Form 8-K was filed during the three months ended June 30, 1997:

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


August 6, 1997                   OM GROUP, INC.





                                 James M. Materna
                                 Chief Financial Officer
                                 (Duly authorized signatory of OM Group, Inc.)

Exhibit 11

                                OM GROUP, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE



                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                              ----------------------    ---------------------
                                 1997        1996           1997      1996
                              ----------  ----------    ---------- ----------

Average shares outstanding    20,921,452  18,759,375    19,774,112  18,759,375
Net effect of dilutive
   stock options based
   on the treasury stock
   method                        707,658     535,064       703,992     503,670

                              ----------  ----------    ----------  ----------
Totals                        21,629,110  19,294,439    20,478,104  19,263,045
                              ==========  ==========    ==========  ==========

Net income (000)                  $9,579      $7,583       $17,795     $14,734
                                  ======      ======       =======     =======

Per share amount                   $0.44       $0.39         $0.87       $0.76
                                  ======      ======       =======     =======

                       Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended
June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



August 1, 1997

                     Acknowledgment of Independent Accountants




Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 5, 1997 and August 1, 1997, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997:

Registration
Number         Description                                      Filing Date
------------   -----------------------------------------     -----------------

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


August 1, 1997