Form 10-Q
period 1997-09-30
OM GROUP INC
filed 1997-10-31
CIK 899723

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                 FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 1997
                        Commission File Number 0-22572


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


                                (216) 781-0083
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes___X___ 	No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: Common Stock, $.01 Par Value - 22,086,903 shares.

                                     INDEX

                                 OM GROUP, INC.




Part I.   Financial Information
Item 1.   Financial Statements

          Condensed consolidated balance sheets -- September 30, 1997 and December 31, 1996

          Condensed consolidated statements of income - Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

          Condensed consolidated statements of cash flows - Nine months ended September 30, 1997 and 1996

          Notes to condensed consolidated financial statements - September 30, 1997

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

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)
                                                  September 30, December 31,
                                                       1997        1996
                                                     ---------   ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  6,766    $  7,818
   Accounts receivable                                 82,825      60,054
   Inventories                                        228,864     195,050
   Other current assets                                 7,499       8,245
                                                     --------    --------
     Total Current Assets                             325,954     271,167

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 2,872         467
   Buildings and improvements                          47,619      40,569
   Machinery and equipment                            156,352     122,695
   Furniture and fixtures                               6,649       4,074
                                                     --------    --------
                                                      213,492     167,805
   Less accumulated depreciation                       69,752      57,184
                                                     --------    --------
                                                      143,740     110,621
OTHER ASSETS
   Unprocessed inventory                                           27,499
   Goodwill and other intangible assets               116,803      23,036
   Other assets                                         9,135       6,310

                                                     --------    --------
TOTAL ASSETS                                         $595,632    $438,633
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $    148    $  3,586
   Accounts payable                                    65,193      77,330
   Other accrued expenses                              19,155      16,390
                                                     --------    --------
     Total Current Liabilities                         84,496      97,306

LONG-TERM LIABILITIES
   Long-term debt                                     184,215     109,295
   Contract payable                                                27,499
   Deferred income taxes                               25,777      17,773
   Other long-term liabilities                          7,163       1,438

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
   Authorized 2,000,000 shares;  no shares issued
      or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 22,209,375 shares at September 30, 1997
      and 18,759,346 shares at December 31, 1996          222         188
   Capital in excess of par value                     189,322     102,125
   Retained earnings                                  109,331      86,345
   Treasury stock (122,472 shares at September 30,
      1997 and 141,432 shares at December 31,
      1996, at cost)                                   (4,341)     (3,095)
   Foreign currency translation adjustments              (553)       (241)
                                                     --------    --------
      Total Stockholders' Equity                      293,981     185,322

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $595,632    $438,633
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)


                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                  --------------------  ---------------------
                                    1997        1996       1997       1996
                                  --------    --------  --------    ---------
OPERATIONS
   Net sales                      $126,317   $ 89,071    $360,706    $293,409
   Cost of products sold            96,368     68,166     274,696     231,263
                                   -------    -------     -------     -------
                                    29,949     20,905      86,010      62,146

Selling, general and
   administrative expenses          11,629      7,869      34,125      23,768
                                   -------    -------     -------     -------
   INCOME FROM OPERATIONS           18,320     13,036      51,885      38,378

OTHER INCOME (EXPENSE)
   Interest expense                 (3,132)    (1,776)    (10,286)     (5,530)
   Interest income                      21         86          83         217
   Foreign exchange gain (loss)        210        (45)        560         167
                                   -------    -------     -------     -------
                                    (2,901)    (1,735)     (9,643)     (5,146)
                                   -------    -------     -------     -------

   INCOME BEFORE INCOME TAXES       15,419     11,301      42,242      33,232

Income taxes                         5,204      3,631      14,232      10,828

                                   -------    -------     -------     -------
   NET INCOME                      $10,215    $ 7,670     $28,010     $22,404
                                   =======    =======     =======     =======

Net income per share                 $0.45      $0.40       $1.32       $1.16


Dividends paid per common share      $0.08      $0.07       $0.24       $0.21

Weighted average shares (000)       22,844     19,252      21,272      19,258


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                             1997      1996
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $28,010    $22,404
   Items not affecting cash:
      Depreciation and amortization                         14,855     12,537
      Foreign exchange gain                                   (560)      (167)
      Deferred income taxes                                  1,561      3,263
   Changes in operating assets and liabilities             (48,895)   (24,120)
                                                           -------    -------
      NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES                                            (5,029)    13,917

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (24,036)   (17,662)
   Acquisition of business                                (124,547)      (150)
                                                           -------    -------
     NET CASH USED IN INVESTING ACTIVITIES                (148,583)   (17,812)

FINANCING ACTIVITIES
   Dividend payments                                        (5,024)    (4,100)
   Long-term borrowings                                    172,250     19,318
   Payments of long-term debt                             (100,462)   (14,427)
   Purchase of treasury stock                               (1,246)      (608)
   Issuance of common stock                                 87,231
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             152,749        183

Effect of exchange rate changes on cash and cash
   equivalents                                                (189)      (123)

                                                           -------    -------
Decrease in cash and cash equivalents                       (1,052)    (3,835)

Cash and cash equivalents at beginning of period             7,818      9,098
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 6,766    $ 5,263
                                                           =======    =======

See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements


                                 OM GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 1997


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


Note B    Inventories

          Inventories consist of the following (in thousands):

                                            September 30,     December 31,
                                                1997             1996
                                            -------------     ------------

          Raw materials and supplies         $129,034           $116,389
          Finished goods                      101,841             87,980
                                             ---------          ---------
                                              230,875            204,369
          LIFO reserve                         (2,011)            (9,319)
                                             ---------          ---------
              Total inventories              $228,864           $195,050
                                             =========          =========

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

          The acquisition was financed through bank borrowings. In April, 1997, the Company sold 3,450,000 shares of common stock in a public offering; the net proceeds of $87.2 million were used to pay down a portion of the debt incurred in acquiring SCM. Had these shares been issued at the date of acquisition, net income per share for the nine months ended September 30, 1997 would have been $1.29 per share.

          Pro forma net sales, net income and net income per share as if the acquisition had occurred as of January 1, 1997, would not be materially different from that reported in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1997. Had the acquisition occurred as of January 1, 1996, pro forma net sales, net income and net income per share for the three and nine months ended September 30, 1996 would have been as follows (in thousands, except per share data).

Part I    Financial Information
Item 1    Financial Statements

                                  Three Months Ended       Nine Months Ended
                                  September 30, 1996      September 30, 1996
                                  ------------------      ------------------

          Net Sales                     $110,959             $364,131
          Net Income                      $7,055              $21,790
          Net Income Per Share              $.37                $1.13

          The aforementioned pro forma information includes the amortization of goodwill associated with the acquisition over 40 years by the straight-line method and an interest cost on the funds borrowed to finance the acquisition.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations
          Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

          Net sales for the three months ended September 30, 1997 were $126.3 million, an increase of 41.8% compared to the same period for 1996. The increase in sales resulted principally from an increase in physical volume of products sold and the January, 1997 acquisition of SCM.

          Cobalt market prices ranged from $22 to $23 per pound during the three month period ended September 30, 1997 compared to a range of $20 to $24 per pound during the same period in 1996. The market price of nickel ranged from $2.89 to $3.09 per pound during the three months ended September 30, 1997 compared to $3.13 to $3.45 per pound during the same period in 1996.

          Pounds of product sold by the Company were approximately 39.6 million pounds in the three month period ended September 30, 1997 compared to 24.2 million pounds in the same period in 1996. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                  Three Months Ended September 30,  Percentage
          (in millions of pounds)        1997          1996           Change
                                         ----          ----           ------

          Carboxylates                   13.4          11.3            18.6%
          Salts                          15.9          12.3            29.3%
          Powders                        10.3           0.6          1616.7%
                                         ----          ----          -------
                                         39.6          24.2            63.6%
                                         ====          ====          =======

Part I    Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

          The increase in carboxylate products sold resulted principally from higher sales in all market regions. The increase in physical volume of salt and powder products sold primarily reflects the addition of copper salt and powder products sold, as a result of the SCM acquisition, as well as increases in fine cobalt powders and cobalt salt products.

          Gross profit increased to $29.9 million for the three month period ended September 30, 1997, a 43.3% increase over the same period in 1996. The improvement in gross profit was primarily the result of the acquisition of SCM and higher physical volume of products sold. Cost of products sold remained approximately the same at 76.3% of net sales for the three months ended September 30, 1997 compared to 76.5% of net sales during the same period of 1996.

          Selling, general and administrative expenses increased to 9.2% of net sales for the third quarter of 1997, from 8.8% of net sales for the same period in 1996, primarily as a result of the acquisition of SCM.

          Other expense in 1997 was $2.9 million compared to $1.7 million in 1996, due primarily to increased interest expense on higher outstanding borrowings.

          Income taxes as a percentage of income before tax increased to 33.8% for the third quarter of 1997, from 32.1% in the same period in 1996, due primarily to the non-tax deductible goodwill incurred in the acquisition of SCM.

          Net income for the three month period ended September 30, 1997 was $10.2 million, an increase of $2.5 million from the same period in 1996, due to the aforementioned factors.


          Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

          Net sales for the nine months ended September 30, 1997 were $360.7 million, an increase of 22.9% compared to the same period for 1996. The increase in sales resulted principally from an increase in physical volume of products sold and the January, 1997 acquisition of SCM, which offset a decline in the Company's product prices resulting from lower cobalt market prices.

          Cobalt market prices ranged from $19 to $25 per pound during the nine month period ended September 30, 1997 compared to a range of $20 to $32 per pound during the same period in 1996. The market

Part I    Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

          price of nickel ranged from $2.88 to $3.66 per pound during the nine months ended September 30, 1997 compared to $3.13 to $3.78 per pound during the same period in 1996.

          Pounds of product sold by the Company were approximately 112.2 million pounds in the nine month period ended September 30, 1997 compared to 72.0 million pounds in the same period in 1996. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                  Nine Months Ended September 30,   Percentage
          (in millions of pounds)          1997        1996           Change
                                           ----        ----           -------

          Carboxylates                     38.1         32.3           18.0%
          Salts                            46.0         37.6           22.3%
          Powders                          28.1          2.1        1,238.1%
                                          -----         ----        --------
                                          112.2         72.0           55.8%
                                          =====         ====        ========

          The increase in physical volume of carboxylate products sold resulted principally from increased sales in all market regions. The increase in physical volume of salt and powder products sold primarily reflects the addition of copper salt and powder products sold, as a result of the SCM acquisition.

          Gross profit increased to $86.0 million for the nine month period ended September 30, 1997, a 38.4% increase over the same period in 1996. The improvement in gross profit was primarily the result of the acquisition of SCM, higher physical volume of products sold, and changes in product mix. Cost of products sold decreased to 76.2% of net sales for the nine months ended September 30, 1997 compared to 78.8% the same period of 1996, primarily because of lower cobalt prices.

          Selling, general and administrative expenses increased to 9.5% of net sales for the first nine months of 1997 from 8.1% of net sales for the same period in 1996, due to a decline in net sales resulting from lower cobalt prices and the acquisition of SCM.

          Other expense in 1997 was $9.6 million compared to $5.1 million in 1996, due primarily to increased interest expense on higher outstanding borrowings.

Part I    Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

          Income taxes as a percentage of income before tax increased to 33.7% as compared to 32.6% during the same period in 1996, due primarily to the non-tax deductible goodwill incurred in the acquisition of SCM.

          Net income for the nine month period ended September 30, 1997 was $28.0 million, an increase of $5.6 million from the same period in 1996, due to the aforementioned factors.


          Liquidity and Capital Resources

          During the nine months ended September 30, 1997, the Company's net working capital increased approximately $67 million. This increase was primarily the result of a decrease in accounts payable from payments on certain raw materials and the additional working capital acquired in the acquisition of SCM. Capital expenditures increased over the prior year expenditures primarily due to the additional capital expenditures associated with SCM. These increased cash needs were funded through cash generated from operations as well as additional borrowing under the Company's revolving credit facility.

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

          In order to convert to a fixed rate and extend the term on a portion of its borrowings, the Company borrowed $30 million in a private placement with a group of insurance companies during October, 1997 and used the proceeds to reduce borrowings under its revolving credit facility with its banks.

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


          There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 31, 1997                 OM GROUP, INC.




                                 ____________________________________
                                 James M. Materna
                                 Chief Financial Officer
                                 (Duly authorized signatory of OM Group, Inc.)

Exhibit 11

                                OM GROUP, INC.
             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE



                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                              ----------------------    ---------------------
                                 1997        1996           1997      1996
                              ----------  ----------    ---------- ----------

Average shares outstanding    22,086,874  18,759,375    20,550,603  18,759,375
Net effect of dilutive
   stock options based
   on the treasury stock
   method                        756,642     492,243       721,512     498,362

                              ----------  ----------    ----------  ----------
Totals                        22,843,516  19,251,618    21,272,115  19,257,737
                              ==========  ==========    ==========  ==========

Net income (000)                 $10,215      $7,670       $28,010     $22,404
                                  ======      ======       =======     =======

Per share amount                   $0.45       $0.40         $1.32       $1.16
                                  ======      ======       =======     =======

Exhibit 15
                    Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





                                                       /s/ Ernst & Young LLP
                                                       ---------------------
                                                           Ernst & Young LLP

Cleveland, Ohio
October 31, 1997

Exhibit 15
                  Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 5, 1997, August 1, 1997 and October 31, 1997, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form
10-Q for the quarters ended March 31, 1997, June 30, 1997 and September 30,
1997:

Registration
Number         Description                                      Filing Date
------------   -----------------------------------------      ---------------

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

Cleveland, Ohio
October 31, 1997