Form 10-K405
period 1997-12-31
OM GROUP INC
filed 1998-03-23
CIK 899723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NYSE) on March 11, 1998 was approximately $983,655,959.

     As of March 11, 1998, there were 22,073,626 shares of Common Stock, par value $.01 per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 5, 1998 are incorporated by reference.

Part I
Item 1     BUSINESS

           OM Group, Inc. (the Company) is a leading international producer and marketer of value-added metal-based specialty chemicals and powders. The Company supplies more than 400 different product offerings - principally categorized as metal carboxylates, inorganic metal salts, and metal powders for diverse applications to more than 25 industries. Metal carboxylates are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Metal salts are used in a wide variety of end products including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. Typically, the Company's products represent a small portion of the customer's total cost of manufacturing or processing, but are critical to the customer's product performance.

           The Company operates in a single business segment with product lines comprised of metal-based specialty chemicals.


           COMPETITION

           The Company's businesses are very competitive. Several of the Company's competitors are divisions or subsidiaries of companies that are substantially larger and have greater financial resources than the Company. However, the Company believes it is the only producer that manufactures and markets three categories of metal-based specialty chemicals -- carboxylates, inorganic salts and powders. The Company believes it is the world's leading producer of cobalt carboxylates, cobalt and nickel specialty inorganic salts and copper powders. The Company also believes that it is the world's second largest producer of cobalt extra-fine powders.

           The Company believes that its focus on metal-based specialty chemicals as a core business is an important competitive advantage. Competition in the metal-based specialty chemicals market is based primarily on product quality, supply reliability, price, service and technical support capabilities.

           Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company depends, in part, on the Company's ability to maintain the differential between its product prices and raw material prices. The timing and amount of such adjustments in its product prices depends upon the type of product sold and the inventories and market share positions of the Company and its competitors.

           The Company's flexibility with respect to the timing of its price adjustments is greater with respect to carboxylates than with inorganic salts and powders. Inorganic salt and powder prices respond almost immediately to changes in the raw material base metal prices.

           Competition in the metal-based specialty chemical market is based primarily on product quality, supply reliability, price, service, and technical support capabilities.

Part I
Item 1     CUSTOMERS

           The Company serves over 1,500 customers with no single customer accounting for 10% or more of the Company's net sales. During 1997, approximately 50% of the Company's net sales were to customers in the Americas, 33% were to customers in Europe, and 17% were to customers in the Asia Pacific.

           While customer demand for the Company's products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company's products, generating short-term results that may not be indicative of longer-term trends.

           RAW MATERIALS

           The primary raw materials used by the Company in manufacturing its products are cobalt, nickel and copper. The cost of raw materials fluctuates due to actual or perceived changes in supply and demand and changes in availability from suppliers. The Company's supply of cobalt has historically been sourced primarily from the Democratic Republic of Congo (DRC), Australia, Finland and Zambia. Although the Company has never experienced a material shortage of cobalt, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market prices of cobalt. The Company attempts to mitigate changes in prices and availability by entering into long-term supply contracts with a variety of producers. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company's operations.

           Increases in the cost of raw materials can result in higher working capital needs when the price of cobalt, the Company's primary raw material, increases significantly. The Company has had sufficient cash availability and borrowing capacity to finance higher cost inventory as needed.


           RESEARCH AND DEVELOPMENT

           The Company's research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements. New products include new chemical formulations, concentrations of various components, product forms and packaging methods. Research and development expenses were approximately $6.7 million, $3.8 million, and $3.4 million for 1997, 1996, and 1995, respectively. In connection with the acquisition of SCM Metal Products, Inc. (SCM), research and development expenses increased in 1997 and are anticipated to increase at a rate of approximately 5-10% per annum.

           The Company's research staff of 52 persons conducts carboxylate, metal salts and powders research and development at the Company's laboratories located in Cleveland, Ohio; Research Triangle Park, North Carolina; and Kokkola, Finland. The Company's Finnish facility also maintains a research agreement with a subsidiary of Outokumpu Oy.

Part I
Item 1     PATENTS AND TRADEMARKS

           The Company holds 151 patents related to the manufacturing, processing and use of metallo-organic and metal-based compounds. In addition, the Company has the right to use, and in certain instances license and sell, technology covered by 16 patents in the areas of hydrometallurgical processes, solvent extraction, agitators and metal powders. The Company does not consider any single patent to be material to its business as a whole.


           ENVIRONMENTAL MATTERS

           Since 1970, a wide variety of environmental laws and regulations have been adopted by the United States and by foreign, state and local governments which continue to be amended and supplemented. The Company is subject to these laws and regulations as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by the Company's plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels which require remediation under environmental laws at properties now or previously owned, operated or used by the Company.

           Annual environmental compliance costs have increased to approximately $3.0 million in 1997. Such ongoing expenses include costs relating to waste water analysis and disposal, hazardous and non-hazardous solid waste analysis and disposal, sea water control, air emissions control, soil and groundwater clean-up and monitoring and related staff costs. The Company anticipates that it will continue to incur costs and make expenditures at moderately increasing levels for the foreseeable future in light of the fact that environmental laws and regulations are becoming increasingly stringent, including the likely lowering of permissible discharge limits.

           The Company has also incurred capital expenditures of approximately $1.0 million in 1997 in connection with environmental compliance. The Company anticipates that capital expenditure levels for such purposes will increase to approximately $3.0 million in 1998, as it continues to modify on an ongoing, regular basis, certain of its processes which may have an environmental impact.

           Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly from those currently anticipated. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that the ultimate aggregate cost to the Company of environmental remediation, as well as other legal proceedings arising in the normal course of business, will not result in a material adverse effect upon its financial condition or results of operations.


           EMPLOYEES

           At December 31, 1997, the Company had 758 full-time employees of which 488 were located in the United States, 218 in Finland, 38 in Western Europe and 14 in Taiwan. Employees at the Company's facilities in Research Triangle Park, North Carolina; Franklin, Pennsylvania; St. George, Utah; and Ezanville, France are non-unionized. Employees at the Company's facilities in Kokkola, Finland are members of several national workers' unions under various union agreements.

Part I
Item 1 Generally, such union agreements have two-year terms. Employees at the Johnstown, Pennsylvania facility are members of the United Steelworkers Union. The Johnstown union agreement has a term of 5 years expiring in June of 1998. The Company believes relations with its employees are good.


           INTERNATIONAL OPERATIONS

           Financial information related to international operations is contained in Note J on page 34 of this report.

           The Company's products are manufactured at facilities located in Kokkola, Finland; Ezanville, France; Research Triangle Park, North Carolina; Franklin, Pennsylvania; Johnstown, Pennsylvania; and St. George, Utah. The Company conducts its marketing and sales from its offices in Dusseldorf, Germany; Research Triangle Park, North Carolina; Cleveland, Ohio; and Taipei, Taiwan.

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


Item 2     PROPERTIES

           The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. The land on which the Kokkola plant is located is leased with a remaining term of 93 years. The land on which the St. George, Utah plant is located is leased with a remaining term, including options, of 47 years. Otherwise, the real properties comprising the Company's manufacturing facilities are owned by the Company.

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

Part I
Item 2 Certain information regarding the Company's offices and research and product development and manufacturing facilities is set forth below:

                                                                                        Approximate       Leased/
           Location (a)                     Facility Function                           Square Feet       Owned
           ------------------------------------------------------------------------------------------------------
           Cleveland, Ohio                  Corporate headquarters                            8,800       leased
                                            Research and development facility                27,500       owned
                                            Research and development facility                11,400       leased
                                            Marketing and administration offices             10,000       owned
           Dusseldorf, Germany              Marketing and administration offices              3,800       leased
           Taipei, Taiwan                   Marketing and administration office               1,500       leased
           Franklin, Pennsylvania           Manufactures carboxylates and salts             220,000       owned
           St. George, Utah                 Manufactures salts                               37,000       owned
           Kokkola, Finland                 Manufactures carboxylates,
                                            salts and powders                               400,000       owned
           Ezanville, France                Manufactures carboxylates                        50,000       owned
           Johnstown, Pennsylvania          Manufactures powders                            137,700       owned
           Research Triangle Park,          Manufactures powders                             83,525       owned
              North Carolina                Marketing and administration offices             20,000       owned
                                            Research and development facility                28,475       owned

           (a) Does not include facilities owned or leased by the Company's Asia Pacific joint ventures.


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

Part I     EXECUTIVE OFFICERS OF THE REGISTRANT

           There is set forth below the name, age, positions and offices held by each of the Company's executive officers as of March 23, 1998 as well as their business experiences during the past five years. Years indicate the year the individual was named to the indicated position.

           James P. Mooney - 50
                Chairman and Chief Executive Officer, 1994
                Chairman, President and Chief Executive Officer, 1993

           Eugene Bak - 64
                President and Chief Operating Officer, 1994
                Executive Vice President, 1993

           James M. Materna - 52
                Chief Financial Officer, 1992

           Thomas E. Fleming - 52
                Vice President and Chief Marketing Officer, 1997
                President, OMG Americas, Inc., 1994 (chemical manufacturer, subsidiary of registrant)
                Vice President, Marketing, Mooney Chemicals, Inc., 1987 (now known as OMG Americas, Inc., chemical manufacturer, subsidiary of registrant)

           J. R. Hwang - 49
                President, OMG Asia Pacific Co., Ltd., 1994 (Asia Pacific marketing office, subsidiary of registrant)
                Director of Far East Operations, The Hall Chemical Company, 1982 (chemical manufacturer)

           Kari Muuraiskangas - 53
                President, OMG Europe GmbH, 1992 (European marketing office, subsidiary of registrant)

           H. Burnham Tinker - 58
                Vice President, Corporate Development, 1994
                Vice President, Research and Development, Mooney Chemicals, Inc., 1990 (now known as OMG Americas, Inc., chemical manufacturer, subsidiary of registrant)

           Antti Aaltonen - 50
                President, OMG Kokkola Chemicals Oy, 1996 (chemical manufacturer, subsidiary of registrant)
                Vice President, Operations, OMG Kokkola Chemicals Oy, 1992
               (chemical manufacturer, subsidiary of registrant)

           Michael J. Scott - 47
                Vice President, Human Resources, General Counsel and Secretary, 1995
                General Counsel and Secretary, 1991

           John R. Holtzhauser - 41
                Corporate Controller, 1993

           Terry Guckes - 48
                Vice President, Planning and Development, 1996
                Vice President, Lubrizol International Management Company, Lubrizol Corporation, 1993 (subsidiary of Lubrizol Corporation, chemical manufacturer)

Part II
Item 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The information relating to the recent price and dividend history of the Company's Common Stock is contained on page 35 of this report. The Company's Common Stock is traded on the New York Stock Exchange. As of March 11, 1998 the Company had approximately 11,200 shareholders.


Item 6     SELECTED FINANCIAL DATA

           Selected financial data for each of the last five years is included on page 14 of this report.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 15 through 18, inclusive, of this report.


Item 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report relating thereto, are contained on pages 19 through 36, inclusive, of this report. The quarterly data (unaudited) is contained on page 35 of this report.


Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There are no such changes or disagreements.

Part III
Item 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information relating to directors of the Company contained under the heading "Election of Directors" on pages 2 and 3 of the Company's Proxy Statement dated April 3, 1998, is incorporated herein by reference. Information relative to executive officers of the Company is contained under Part I of this report.


Item 11    EXECUTIVE COMPENSATION

           The information relating to executive compensation contained under the headings "Committees and Meetings of the Board of Directors" on pages 5 and 6 and "Executive Compensation" on pages 6 through 9, inclusive, of the Company's Proxy Statement dated April 3, 1998, is incorporated herein by reference.


Item 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information relating to security ownership set forth under the heading "Security Ownership of Directors and Officers, and Certain Beneficial Owners" on pages 4 and 5 of the Company's Proxy Statement dated April 3, 1998, is incorporated herein by reference.


Item 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information relating to the related transactions set forth under the heading "Related Party Transactions" on page 10 of the Company's Proxy Statement dated April 3, 1998, is incorporated herein by reference.

Part IV
Item 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  Documents filed as part of this Annual Report on Form 10-K

                (1) The following Consolidated Financial Statements of OM Group,
                    Inc. are filed as a separate section of this report:

                    Consolidated Balance Sheets at December 31, 1997 and 1996 - page 19.

                    Statements of Consolidated Income for the years ended December 31, 1997, 1996 and 1995 page 20.

                    Statements of Consolidated Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995 - page 21.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1997, 1996 and 1995 - page 22.

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

                (3) Exhibits

                   (3)    Articles of Incorporation and by-laws

                          3.1        Amended and Restated Certificate of Incorporation of the Company     **
                          3.2        Amended and Restated Bylaws of the Company                           **

                   (4) Instruments defining rights of security holders,
                       including indentures

                          4.1       Form of Common Stock Certificate of the Company                       **
                          4.2       Amended and Restated Credit Agreement dated
                                    as of January 30, 1998 among National City
                                    Bank as Agent and Letter of Credit Bank and
                                    ABN Amro Bank N.V. as Co-Agent and KeyBank
                                    National Association, Mellon Bank N.A.,
                                    Harris Trust and Savings Bank and NBD Bank
                                    and OM Group, Inc., as Borrower.
                          4.3       Note Purchase Agreement among OM Group, Inc.
                                    as Seller and The Mutual Life Insurance
                                    Company of New York, Nationwide Life Mutual
                                    Life Insurance Company of New York,
                                    Nationwide Life Insurance Company and
                                    Great-West Life & Annuity Insurance Company
                                    as Purchaser, dated August 30, 1995 (filed
                                    as Exhibit to the Company's Annual Report on
                                    Form 10-K for the fiscal year ended December
                                    31, 1995 and incorporated herein by
                                    reference).
                          4.4       Stockholder Rights Agreement dated as of
                                    November 5, 1996 between OM Group, Inc. and
                                    National City Bank (filed as Exhibit 1 to
                                    the Company's Current Report on Form 8-K
                                    filed on December 5, 1996 which exhibit is
                                    incorporated herein by reference).

Part IV
Item 14                   4.5       Certificate of Designation, Preferences and
                                    Rights of Series A Participatory Preferred
                                    Stock (filed as Exhibit to Current Report on
                                    Form 8-K filed November 27, 1996 and
                                    incorporated herein by reference).
                          4.6       Note Purchase Agreement among OM Group, Inc.
                                    as Seller and Nationwide Life Insurance
                                    Company and Great-West Life & Annuity
                                    Insurance Company as Purchaser, dated
                                    October 24, 1997.

                   (10)   Material Contracts

                          10.1      Service Agreement between Kokkola Chemicals                                   **
                                    Oy and Outokumpu Kokkola Zinc Oy dated March
                                    22, 1993.
                          10.2      Technology Agreement among Outokumpu Oy,                                      **
                                    Outokumpu Engineering Contractors Oy,
                                    Outokumpu Research Oy, Outokumpu Harjavalta
                                    Metals Oy and Kokkola Chemicals Oy dated
                                    March 24, 1993.
                         *10.3      OM Group, Inc. Long-Term Incentive                                            **
                                    Compensation Plan.
                         *10.4      Amendment to OM Group, Inc. Long-Term Incentive                               ***
                                    Compensation Plan
                         *10.5      Amendment to OM Group, Inc. Long-Term Incentive
                                    Compensation Plan (filed as Exhibit 99 to
                                    the OM Group, Inc. Form S-8 Registration
                                    Statement filed on July 3, 1996, and
                                    incorporated herein by reference.)
                         *10.6      Mooney Chemicals, Inc. Welfare Benefit Plan.                                  **
                         *10.7      Mooney Chemicals, Inc. Profit Sharing Plan.                                   **
                         *10.8      Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.                      **
                         *10.9      OMG/Mooney Chemicals, Inc. Employee Profit
                                    Sharing Plan (January 1, 1994 restatement)
                                    (filed as Exhibit to the Company's Annual
                                    Report on Form 10-K for the fiscal year
                                    ended December 31, 1995 and incorporated
                                    herein by reference).
                         *10.10     OM Group, Inc. Benefit Restoration Plan,
                                    effective January 1, 1995 (filed as Exhibit
                                    to the Company's Annual Report on Form 10-K
                                    for the fiscal year ended December 31, 1995
                                    and incorporated herein by reference).
                         *10.11     Trust under OM Group, Inc. Benefit
                                    Restoration Plan, effective January 1, 1995
                                    (filed as Exhibit to the Company's Annual
                                    Report on Form 10-K for the fiscal year
                                    ended December 31, 1995 and incorporated
                                    herein by reference).
                         *10.12     Amendment to OMG Americas, Inc.
                                    Profit-Sharing Plan (filed as Exhibit 99 to
                                    the OM Group, Inc. Form S-8 Registration
                                    Statement filed on July 3, 1996, and
                                    incorporated herein by reference).
                          10.13     OM Group, Inc. Non-employee Directors' Plan
                                    dated May 9, 1995, the date of the Annual
                                    Shareholder Meeting formally adopting the
                                    plan (filed as Exhibit to the Company's
                                    Annual Report on Form 10-K for the fiscal
                                    year ended December 31, 1995 and
                                    incorporated herein by reference).
                         *10.14     OM Group, Inc. Bonus Program for Key Executives                               **
                                    and Middle Management.
                         *10.15     Employment Agreement between Mooney Acquisition                               **
                                    Corporation and James P. Mooney dated September 30,
                                    1991.
                         *10.16     Amendment to Employment Agreement between OM Group,                           **
                                    Inc. and James P. Mooney dated August 19, 1992.
                         *10.17     Employment Agreement between OM Group, Inc. and Kari                          **
                                    Muuraiskangas dated January 1, 1993.

Part IV
Item 14                  *10.18     Employment Agreement between OM Group, Inc. and             **
                                    James M. Materna dated January 1, 1993.
                         *10.19     Employment Agreement between Mooney Chemicals,              **
                                    Inc. and Eugene Bak dated August 19, 1991.
                         *10.20     Amendment to Employment Agreement between Mooney            **
                                    Chemicals, Inc. and Eugene Bak dated September 1, 1992.
                         *10.21     Retirement Benefit Agreement, Eugene Bak,
                                    dated January 1, 1995 (filed as Exhibit to
                                    the Company's Annual Report on Form 10-K for
                                    the fiscal year ended December 31, 1995 and
                                    incorporated herein by reference).
                         *10.22     Employment Agreement between OM Group, Inc.                 **
                                    and Thomas E. Fleming dated August 19, 1991.
                         *10.23     Amendment to Employment Agreement between OM                **
                                    Group, Inc. and Thomas E. Fleming dated
                                    August 19, 1991.
                         *10.24     Employment Agreement between Mooney Chemicals,              **
                                    Inc. and H. Burnham Tinker dated August 19, 1991.
                         *10.25     Amendment to Employment Agreement between OM                **
                                    Group, Inc. and H. Burnham Tinker dated
                                    August 19, 1991.
                         *10.26     Employment Agreement between OM Group, Inc.
                                    and Michael J. Scott (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1994 and
                                    incorporated herein by reference).
                         *10.27     Employment Agreement between OM Group, Inc.
                                    and J.R. Hwang (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1994 and
                                    incorporated herein by reference).
                         *10.28     Employment Agreement between OM Group, Inc.
                                    and Terry L. Guckes (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1996 and
                                    incorporated herein by reference).
                         *10.29     Employment Agreement between OM Group, Inc.                 **
                                    and Antti Aaltonen.
                         *10.30     Employment Agreement between OM Group, Inc.
                                    and John R. Holtzhauser and Amendment
                                    thereto (filed as Exhibit to the Company's
                                    Annual Report on Form 10-K for the fiscal
                                    year ended December 31, 1994 and
                                    incorporated herein by reference).
                          10.31     Stock Purchase Agreement between SUSI
                                    Corporation and OM Group, Inc. dated
                                    December 20, 1996 (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1996 and
                                    incorporated herein by reference).
                          10.32     Agreement and Plan of Merger between Auric
                                    Corporation and OM Group, Inc. dated December 19,
                                    1997.
                          10.33     Joint Venture Agreement among OMG B.V.,
                                    Groupe George Forrest S.A., La Generale Des
                                    Carrieres Et Des Mines and OM Group, Inc. to
                                    partially or totally process the slag
                                    located in the site of Lumbumbashi,
                                    Democratic Republic of Congo.
                          10.34     Agreement for Sale of concentrate production
                                    between Kokkola Chemicals Oy and La Generale
                                    Des Carriers Et Des Mines dated April 21,
                                    1997.

Part IV
Item 14                    *     Indicates a management contract, executive
                                 compensation plan or arrangement.

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

                   (21) List of Subsidiaries (filed as a separate section of
                        this report)

                   (23) Consent of Ernst & Young LLP (filed as a separate
                        section of this report)

                   (24) Power of Attorney (filed as a separate section of this report)

                   (27) Financial Data Schedule (filed as a separate section of this report)

           (b) There were no reports filed on Form 8-K during the last quarter of 1997.

FINANCIAL REVIEW
------------------------------------------------------------------------------


SELECTED FINANCIAL DATA
(in millions, except per share data)


Year Ended December 31,                            1997      1996    1995      1994        1993
--------------------------------------------------------------------------------------------------
Income Statement Data:

Net sales                                         $487.3   $388.0   $361.0    $251.3       $179.5

Gross profit                                       117.4     84.0     74.6      60.6         45.8

Selling, general and administrative expenses        46.8     32.6     30.6      25.4         20.7

Income from operations                              70.6     51.4     44.0      35.2         25.1

Other expense-net                                  (12.6)    (7.0)    (5.5)     (4.1)        (2.0)

Net income                                        $ 38.4   $ 30.0   $ 25.9    $ 20.7       $ 15.4

Net income per common share                       $ 1.84   $ 1.61   $ 1.39    $ 1.11       $ 0.97

Net income per common share --
   assuming dillution                             $ 1.78   $ 1.56   $ 1.36    $ 1.09       $ 0.95

Dividends declared and paid per
   common share                                   $ 0.32   $ 0.28   $ 0.24    $ 0.19

Balance Sheet Data:

Total assets                                      $601.1   $443.5   $358.0    $278.0       $217.3

Long-term debt (excluding current portion)         170.3    109.3     89.8      46.6         30.6


On January 21, 1997, the Company acquired SCM Metal Products, Inc. (SCM) for $122 million, plus expenses (see Note C to the consolidated financial statements).

MANAGEMENT'S DISCUSSION AND ANALYSIS
of Financial Condition and Results of Operations


   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report.

   Set forth below is summary consolidated financial information of the Company for the years ended December 31, 1997, 1996 and 1995.

(Thousands of dollars)
Year Ended December 31,                                  1997            1996             1995
-----------------------------------------------------------------------------------------------

Income Statement Data:
Net sales                                            $487,296         $387,999        $360,959
Gross profit                                          117,363           83,974          74,563
Selling, general and administrative expenses           46,791           32,553          30,594
                                                   --------------------------------------------

Income from operations                                 70,572           51,421          43,969
Other expense                                         (12,595)          (7,018)         (5,451)
Income tax expense                                    (19,534)         (14,356)        (12,585)
                                                   --------------------------------------------

Net income                                           $ 38,443         $ 30,047        $ 25,933
                                                   ============================================


Products Sold: (millions of pounds)
Carboxylates                                             50.3             43.1             39.7
Salts                                                    61.0             50.7             46.4
Powders                                                  38.6              2.9              2.4
                                                   --------------------------------------------

Total                                                   149.9             96.7             88.5
                                                   ============================================


RESULTS OF OPERATIONS

   Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net sales for 1997 were $487.3 million, an increase of 25.6% compared to 1996. The increase in sales resulted principally from the January, 1997 acquisition of SCM Metal Products, Inc. (SCM) and an increase in physical volume of products sold, which offset a decline in the Company's product prices resulting from decreasing cobalt market prices.

   Cobalt market prices ranged from $18 to $26 per pound during 1997 compared to $20 to $32 per pound during 1996. The market price of nickel ranged from $2.66 to $3.66 per pound during 1997 compared to $2.92 to $3.78 per pound during 1996.

   Pounds of product sold by the Company were approximately 149.9 million pounds during 1997 compared to 96.7 million pounds in 1996. The increase in carboxylate products sold resulted from higher sales in all market regions. The increase in physical volume of salt and powder products sold primarily reflects the addition of copper salt and powder products sold, as a result of the SCM acquisition.

   Gross profit increased to $117.4 million in 1997, a 39.8% increase from 1996. The improvement in gross profit was primarily the result of the acquisition of SCM, higher physical volume of products sold, and changes in product mix. Cost of products sold decreased to 75.9% of net sales for the year ended 1997 from 78.4% of net sales in 1996 primarily because of lower cobalt market prices and the acquisition of SCM.

MANAGEMENT'S DISCUSSION AND ANALYSIS
of Financial Condition and Results of Operations



   Selling, general and administrative expenses increased to 9.6% of net sales in 1997 from 8.4% of net sales in 1996, primarily as a result of the acquisition of SCM.

   Other expense was $12.6 million in 1997 compared to $7.0 million in 1996 due primarily to increased interest expense on higher outstanding borrowings associated with the acquisition of SCM, offset by gains on foreign exchange.

   Income taxes as a percentage of income before tax increased to 33.7% in 1997 from 32.3% in 1996 due primarily to the non-tax deductible goodwill related to the acquisition of SCM.

   Net income for 1997 was $38.4 million, an increase of $8.4 million from 1996, primarily due to the aforementioned factors.

   Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   Net sales for 1996 were $388.0 million, an increase of 7.5% compared to 1995. The increase in sales resulted principally from increases in physical volume of products sold and from changes in product mix, more than offsetting a decline in the Company's product prices resulting from decreasing cobalt market prices.

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

   Gross profit increased to $84.0 million in 1996, a 12.6% increase from 1995. The improvement in gross profit was primarily the result of higher physical volume of cobalt based products sold. Cost of products sold decreased to 78.4% of net sales for the year ended 1996 from 79.3% of net sales in 1995 primarily because of lower cobalt market prices.

   Selling, general and administrative expenses remained approximately the same at 8.4% of net sales in 1996 and 1995.

   Other expenses were $7.0 million in 1996 compared to $5.5 million in 1995 due primarily to increased interest expense on higher outstanding borrowings, offset by gains on foreign exchange.

   Income taxes as a percentage of income before tax decreased to 32.3% in 1996 from 32.7% in 1995 as a greater percentage of total income was earned in Finland, which has a lower statutory tax rate (28%) than in the United States.

   Net income for 1996 was $30.0 million, an increase of $4.1 million from 1995, primarily due to the aforementioned factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS
of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

   During 1997, the Company's net working capital increased by approximately $50 million. This increase was primarily the result of a decrease in accounts payable from payments on certain raw materials and additional working capital acquired in the purchase of SCM. Capital expenditures increased over the prior year primarily due to plant expansion at various locations. These increased cash needs were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility and private placements with insurance companies.

   In April, 1997, the Company sold 3,450,000 shares of common stock at $26.75 per share in a public offering. The net proceeds of the offering, in the amount of $87.0 million, were used to pay down a portion of the debt incurred in acquiring SCM.

   The Company's revolving credit facility was revised to increase available credit to $250 million in January, 1998 in connection with the acquisition of Auric Corporation, and to expand its sources of capital by adding two new institutions.

   In order to convert to a fixed rate and extend the term on a portion of its borrowings, during October, 1997, the Company borrowed $30 million in a private placement with a group of insurance companies and used the proceeds to reduce borrowings under its revolving credit facility with its banks.

   In June, 1997, the Company signed contracts as a partner to build a smelter in Lubumbashi, Democratic Republic of Congo. The Company's approximately $40 million share of the $80 million project will be funded over the two year construction period through cash generated by operations and the Company's credit facilities.

   The Company believes that it will have sufficient cash generated by operations and through its credit facilities to provide for its future working capital and capital expenditure requirements and to pay quarterly dividends on its common stock, subject to the Board's discretion. In February, 1998, the Board of Directors authorized an increase in quarterly dividends to $0.09 per share. Subject to several limitations in its credit facilities, the Company may incur additional borrowings under this line to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

   The Company has ongoing capital expenditure programs to improve its processing technology and plant and equipment, and to expand capacity to accommodate its substantial growth. The Company anticipates that capital spending, exclusive of acquisitions or joint ventures, will approximate $50 million per year through 1999.

   Although most of the Company's raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices will affect the Company's operating results and net income. Specifically, when the Finnish Markka weakens against the U.S. Dollar, there is a net favorable effect on the Company due to lower operating expenses and lower net balance sheet liabilities when translated into U.S. Dollars. The reverse is true when the Finnish Markka strengthens against the U.S. Dollar. In order to partially hedge the balance sheet exposure to fluctuating rates, the Company enters into forward contracts to purchase Finnish Markka.

MANAGEMENT'S DISCUSSION AND ANALYSIS
of Financial Condition and Results of Operations


YEAR 2000

   The Company presently believes that with modifications to existing computer software and conversions to new software, the Year 2000 Issue will not pose significant operational problems to its normal business activities.

   The Company anticipates completing its Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating systems. This project will be completed using a combination of existing internal and external resources. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. Of the total project cost, approximately $800 thousand is attributable to the purchase of new software which will be capitalized. The remaining $1.7 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations.


CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES
UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward- looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, copper and nickel; (b) demand for metal-based specialty chemicals in the mature markets in the United States and Europe; (c) demand for metal-based specialty chemicals in Asia-Pacific and other less mature markets, which geographic areas are an announced focus of the Company's activities; (d) the effect of non-currency risks of investing in and conducting operations in foreign countries, together with fluctuations in currency exchange rates upon the Company's international operations, including those relating to political, social, economic and regulatory factors; and (e) the availability and cost of personnel trained in Year 2000 modifications and the ability to locate and correct all relevant computer codes.

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)
December 31,                                                           1997             1996
----------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                       $ 13,193        $   7,818
     Accounts receivable, less allowance of
         $680 in 1997 and $210 in 1996                                 80,602           60,054
     Inventories                                                      219,201          195,050
     Other current assets                                              11,753           12,448
                                                                     -------------------------

Total current assets                                                  324,749          275,370

Property, plant and equipment:
     Land                                                               2,867              467
     Buildings and improvements                                        49,939           40,569
     Machinery and equipment                                          162,938          122,695
     Furniture and fixtures                                             8,615            4,074
                                                                     -------------------------

                                                                      224,359          167,805
     Less accumulated depreciation                                     74,112           57,184
                                                                     -------------------------
                                                                      150,247          110,621
Other assets:
     Unprocessed inventory                                                              27,499
     Goodwill and other intangible assets, less accumulated
         amortization of $8,296 in 1997 and $4,967 in 1996            116,751           23,036
     Other assets                                                       9,316            6,930
                                                                     -------------------------

TOTAL ASSETS                                                         $601,063        $ 443,456
                                                                     =========================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               $    219        $   3,586
     Accounts payable                                                  67,521           77,330
     Accrued income taxes                                               9,532            2,753
     Deferred income taxes                                              8,628            7,038
     Other accrued expenses                                            14,782           10,802
                                                                     -------------------------

Total current liabilities                                             100,682          101,509

Long-term debt                                                        170,334          109,295

Contract payable                                                                        27,499

Deferred income taxes                                                  20,555           18,393

Other long-term liabilities                                             8,251            1,438

Stockholders' equity:
     Preferred stock, $.01 par value:
         Authorized 2,000,000 shares; no shares issued or outstanding
     Common stock, $.01 par value:
         Authorized 30,000,000 shares; issued 22,209,346 shares
         in 1997 and 18,759,346 shares in 1996                            222              188
     Capital in excess of par value                                   189,281          102,125
     Retained earnings                                                117,465           85,871
     Treasury stock (142,720 shares in 1997 and 141,432 shares
         in 1996, at cost)                                             (4,829)          (2,621)
     Foreign currency translation adjustments                            (898)            (241)
                                                                     -------------------------

TOTAL STOCKHOLDERS' EQUITY                                            301,241          185,322
                                                                     -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $601,063        $ 443,456
                                                                     =========================

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME

(Thousands of dollars, except per share data)
Year Ended December 31,                                  1997             1996            1995
-----------------------------------------------------------------------------------------------

Net sales                                            $487,296        $ 387,999       $ 360,959
Cost of products sold                                 369,933          304,025         286,396
                                                   --------------------------------------------

                                                      117,363           83,974          74,563
Selling, general and administrative expenses           46,791           32,553          30,594
                                                   --------------------------------------------

Income from operations                                 70,572           51,421          43,969

OTHER INCOME (EXPENSE)
Interest expense                                      (13,410)          (7,485)         (5,516)
Interest income                                           100              244             398
Foreign exchange gain (loss)                              715              223            (333)
                                                   --------------------------------------------

                                                      (12,595)          (7,018)         (5,451)
                                                   --------------------------------------------
Income before income taxes                             57,977           44,403          38,518
Income taxes                                           19,534           14,356          12,585
                                                   --------------------------------------------

NET INCOME                                           $ 38,443        $  30,047       $  25,933
                                                   ============================================

NET INCOME PER COMMON SHARE                          $   1.84        $   1.61        $    1.39
                                                   ============================================

NET INCOME PER COMMON SHARE --
     ASSUMING DILUTION                               $   1.78        $   1.56        $    1.36
                                                   ============================================

See accompanying notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY


                                               Capital                                Foreign
                                              in Excess                               Currency
                                   Common       of Par        Retained    Treasury   Translation
(Thousands of dollars)              Stock       Value         Earnings      Stock    Adjustments   Total
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 1995           $125      $102,088      $ 40,304      $(1,158)    $(184)    $141,175
Net income                                                     25,933                              25,933
Translation adjustment                                                                   148          148
Dividends paid                                                 (4,474)                             (4,474)
Treasury stock purchased                                                    (1,589)                (1,589)
Issuance of shares
      under benefit plans,
      including tax benefit                                      (393)         628                    235
                                   ------------------------------------------------------------------------

Balance at December 31, 1995          125       102,088        61,370       (2,119)      (36)     161,428
Net income                                                     30,047                              30,047
Non-employee directors'
      compensation                                  100                                               100
Translation adjustment                                                                  (205)        (205)
Dividends paid                                                 (5,465)                             (5,465)
Treasury stock purchased                                                      (742)                  (742)
Issuance of shares
      under benefit plans,
      including tax benefit                                       (81)         240                    159
Three-for-two stock split              63           (63)
                                   ------------------------------------------------------------------------

Balance at December 31, 1996          188       102,125        85,871       (2,621)     (241)     185,322
Net income                                                     38,443                              38,443
Non-employee directors'
      compensation                                  198                                               198
Translation adjustment                                                                  (657)        (657)
Dividends paid                                                 (6,792)                             (6,792)
Treasury stock purchased                                                    (4,173)                (4,173)
Issuance of shares
      under benefit plans,
      including tax benefit                                       (57)       1,965                  1,908
Sale of common stock                   34        86,958                                            86,992
                                   ------------------------------------------------------------------------
Balance at December 31, 1997         $222      $189,281      $117,465      $(4,829)    $(898)    $301,241
                                   ------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

(Thousands of dollars)
Year Ended December 31,                                1997            1996             1995
-----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                           $ 38,443         $30,047         $ 25,933
Items not affecting cash:
     Depreciation and amortization                     21,225          15,814           13,734
     Foreign exchange (gain) loss                        (715)           (223)             333
     Deferred income taxes                              5,108           7,841            1,552
Changes in operating assets and liabilities:
     Accounts receivable                               (9,435)         11,905          (25,336)
     Inventories                                       15,520         (83,482)         (14,081)
     Accounts payable and other accruals              (40,837)         34,765            7,342
     Other                                                251            (851)          (5,833)
                                                    -------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              29,560          15,816            3,644

INVESTING ACTIVITIES
Expenditures for property, plant and equipment--net   (34,399)        (28,129)         (31,215)
Acquisitions of businesses                           (123,718)           (395)         (14,511)
                                                    -------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                (158,117)        (28,524)         (45,726)

FINANCING ACTIVITIES
Dividend payments                                      (6,792)         (5,465)          (4,474)
Long-term borrowings                                  172,315          33,364           94,418
Payments of long-term debt                           (114,643)        (15,591)         (46,021)
Purchase of treasury stock                             (4,173)           (742)          (1,589)
Proceeds from exercise of stock options                   708             159              235
Sale of common stock                                   86,992
                                                    -------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             134,407          11,725           42,569

Effect of exchange rate changes on cash                  (475)           (297)              19
                                                    -------------------------------------------

Increase (decrease) in cash                             5,375          (1,280)             506
Cash and cash equivalents at beginning of year          7,818           9,098            8,592
                                                    -------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 13,193         $ 7,818         $  9,098
                                                    ===========================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of OM Group, Inc. (the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method.

   Inventories

   Inventories are principally stated at the lower of cost or market and valued using the last-in, first-out (LIFO) method.

   Property, Plant and Equipment

   Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives, ranging from three to forty years, based on the various classes of assets. Long-lived assets are assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable.

   Research and Development

   Selling, general and administrative expenses include research and development costs of $6,687, $3,756 and $3,413 in 1997, 1996 and 1995, respectively, which are expensed as incurred.

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

   Foreign Currency Translation

   The functional currency for the Company's Finnish subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars and it holds a significant intercompany note payable, denominated in U.S. dollars. Accordingly, foreign exchange gains and losses related to assets, liabilities and transactions which are denominated in other currencies (principally the Finnish Markka) are included in results of operations. The Company enters into forward contracts to partially hedge its balance sheet exposure to the Finnish Markka, and accordingly, gains or losses related to the forward contracts are included in results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)



   Goodwill and Other Intangibles

   Goodwill represents principally the excess of the purchase price of businesses acquired over the fair market value of the net tangible assets acquired. Other intangibles represent principally patents, trademarks and technology acquired. Goodwill and other intangible assets are being amortized on a straight-line basis over their respective useful lives (fifteen to forty years). Goodwill is assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable.

   Cash Equivalents

   For purposes of the statements of consolidated cash flows, all highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

   Earnings Per Share

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 in December 1997. Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted earnings per share are computed based on the weighted average number of shares outstanding and the dilutive effect of stock options outstanding as discussed in Note H. All prior period earnings per share amounts have been restated to reflect the adoption of this statement.

   Stock Options and Compensation Plans

   The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant and accounts for stock options using the intrinsic value method. Accordingly, compensation expense is not recognized for the stock option grants.

   Non-employee members of the Board of Directors are eligible to receive their annual retainer in the form of cash, stock options, or restricted stock. If stock options are elected, the exercise price is 75% of the fair market value and directors' cash compensation is utilized to acquire the options. Also, directors electing to receive restricted stock receive additional restricted stock equal to 5% of their applied cash compensation. Accordingly, compensation expense is recognized for stock option and restricted share grants elected by eligible directors.

   Revenue Recognition

   Revenues are recognized when products are shipped to unaffiliated customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)




   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

   Financial Presentation Changes

   Certain amounts for prior years have been reclassified to conform to the current year presentation.

   Recently Issued Accounting Pronouncements

   In June, 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components; however the adoption of SFAS No. 130 will have no impact on net income or stockholders' equity. The Company must adopt SFAS No. 130 in the first quarter of fiscal year 1998. The Company expects that comprehensive income will not differ materially from net income.

   In June, 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments and related products and services, geographic areas, and major customers. The Company must adopt SFAS No. 131 no later than year-end 1998; adoption of this statement is not expected to have a material impact on the Company.


B. INVENTORIES

   Current inventories consist of the following:

December 31,                                                             1997             1996
-----------------------------------------------------------------------------------------------

Raw materials and supplies                                           $110,477        $ 116,389
Finished goods                                                        107,989           87,980
                                                                  ----------------------------

                                                                      218,466          204,369
LIFO reserve                                                              735           (9,319)
                                                                  ----------------------------

Total inventories                                                    $219,201        $ 195,050
                                                                  ============================


   Unprocessed inventory at December 31, 1996 represented cobalt slag feedstock quantities in excess of a twelve-month supply. The cost of the cobalt obtained is based upon prevailing market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


C. ACQUISITION, SALE OF COMMON STOCK,
    AND SUPPLEMENTAL EARNINGS PER SHARE

   On January 21, 1997, the Company acquired SCM Metal Products, Inc. (SCM), a subsidiary of U.S. Industries, Inc. SCM, which had fiscal 1996 sales of approximately $94 million, is one of the world's leading producers of metal-based specialty powders and chemicals, principally specialty powders primarily from copper, iron and stainless steel. The total consideration paid by the Company for SCM was $122 million, plus expenses, and was recorded using the purchase method of accounting. Accordingly, the Company's results of operations include the impact of SCM from the date of acquisition. The acquisition was financed through bank borrowings.

   In April, 1997, the Company sold 3,450,000 shares of common stock in a public offering. The net proceeds of $87.0 million were used to pay down a portion of the debt incurred in acquiring SCM. Had these shares been issued at the date of acquisition, net income per common share for the year ended December 31, 1997 would have been $1.81 per share.

   Pro forma net sales, net income and net income per share as if the acquisition had occurred as of January 1, 1997, would not be materially different from that reported in the Statements of Consolidated Income for the twelve months ended December 31, 1997. Had the acquisition occurred as of January 1, 1996, pro forma net sales, net income and net income per share for the year ended December 31, 1996 would have been as follows:

   Net sales                                                      $482,278
   Net income                                                     $ 29,187
   Net income per common share                                    $   1.57
   Net income per common share-- assuming dilution                $   1.51

   The aforementioned pro forma information includes the amortization of goodwill associated with the acquisition over 40 years by the straight-line method and an interest cost on the funds borrowed to finance the acquisition.


D. FINANCIAL INSTRUMENTS

   Long-term debt consists of the following:

December 31,                                              1997            1996
-------------------------------------------------------------------------------

Notes payable to banks                              $  110,000       $  79,000
Notes payable to insurance companies                    60,000          30,000
Business acquisition debt                                                3,447
Other                                                      553             434
                                                  -----------------------------

                                                       170,553         112,881
Less: Current portion                                      219           3,586
                                                  -----------------------------

Total long-term debt                                $  170,334       $ 109,295
                                                  =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


   At December 31, 1997, the Company had a $180 million revolving credit facility with a group of banks, with variable interest rates based upon either the agent bank's rate or LIBOR plus a .35% to .75% margin, at the Company's option. In connection with the acquisitions of Auric Corporation and Dussek Campbell Limited (see Note K), the Company's revolving credit facility was further expanded to $250 million in January, 1998, including $10 million for the issuance of letters of credit. The five year agreement, expiring in January, 2003, has variable interest rates based upon either the agent bank's rate or LIBOR plus a .40% to .80% margin. Under this credit agreement, the Company must meet certain funded debt ratios, and there are also covenants which restrict the dividend paying and borrowing capability of the Company. Annual dividends are limited to $12 million or 25% of consolidated net income, whichever is greater.

   During the three year period ended December 20, 1997, the Company had an interest rate swap agreement to convert the variable interest rates on an aggregate contract amount of $30 million to a fixed rate of 7.28% plus .35% to
 .75%. Subsequent to December 31, 1997, the Company entered into several interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $60 million to an average fixed rate of 5.65% plus .40% to
 .80% for a three year period ending February 9, 2001. The combined effective rate of the Company's bank borrowings and the related swap agreement is 6.57%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparties to the interest rate swaps are international commercial banks.

   During 1995 the Company borrowed $30 million from a group of insurance companies through a private placement. The borrowings bear interest at 7.38% and are due August 30, 2005. During 1997, in order to convert to a fixed rate and extend the term on a portion of its borrowings, the Company borrowed an additional $30 million in a private placement with a group of insurance companies and used the proceeds to reduce borrowings under its revolving credit facility with its banks. Borrowings amounting to $15 million bear interest at 6.82% and are due October 24, 2007. The balance of the borrowings bear interest at 6.99% and are due October 24, 2009. Under the terms of these note purchase agreements, the Company must meet certain interest coverage and funded debt ratios. There are also covenants which restrict the dividend paying and borrowing capability of the Company.

   Aggregate annual maturities of long-term debt for the five years following December 31, 1997 are as follows: 1998 - $219; 1999 - $139; 2000 - $20; 2001 -
$20 and 2002 - $20. Interest paid was $14,771, $7,056 and $4,454 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 the carrying value of the Company's debt approximated its fair value.

   The Company enters into forward contracts to purchase Finnish Markka to partially hedge its balance sheet exposure to rate fluctuations between the Finnish Markka and the U.S. dollar. At December 31, 1997, the notional value of these forward contracts approximated $7,600. The fair value of the forward contracts, based on the current settlement price at December 31, 1997, approximated $300 payable, which was recorded in results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


E. INCOME TAXES

   Income before income taxes consists of the following:

Year Ended December 31,                                  1997             1996            1995
-----------------------------------------------------------------------------------------------

United States                                        $  7,794         $  1,384         $ 4,654
Outside the United States                              50,183           43,019          33,864
                                                  --------------------------------------------

                                                     $ 57,977         $ 44,403         $38,518
                                                  ============================================

   Income taxes are summarized as follows:

Year Ended December 31,                                  1997             1996            1995
-----------------------------------------------------------------------------------------------

Current:
     United States:
          Federal                                    $  1,267         $    923         $ 2,158
          State and local                               1,166              258              85
          Outside the United States                    11,993            5,334           8,790
                                                  --------------------------------------------

                                                       14,426            6,515          11,033
Deferred:
     United States                                      1,209              644             949
     Outside the United States                          3,899            7,197             603
                                                  --------------------------------------------

                                                        5,108            7,841           1,552
                                                  --------------------------------------------

                                                     $ 19,534         $ 14,356         $12,585
                                                  ============================================

   Significant components of the Company's deferred income taxes are as follows:

Year Ended December 31,                                                  1997             1996
-----------------------------------------------------------------------------------------------

Current asset - operating accruals                                   $  3,372         $  4,203
Current liability - inventories                                        (8,628)          (7,038)
Long-term asset - employee benefits                                     2,580              620
Long-term liability - accelerated depreciation                        (20,555)         (18,393)
                                                                 ------------------------------

                                                                     $(23,231)        $(20,608)
                                                                 ==============================

   A reconciliation of income taxes computed at the United States statutory rate to the effective income tax rate follows:

Year Ended December 31,                                  1997           1996             1995
----------------------------------------------------------------------------------------------

Income taxes at the United States statutory rate         35.0%            35.0%          35.0%
State income taxes, net of federal tax benefit            1.3               .4             .1
Effective tax rate differential of earnings outside
     of the United States                                (2.7)            (5.7)          (7.2)
Change in statutory tax rate outside of the
     United States                                                                        1.8
Adjustment of worldwide tax liabilities                  (2.0)             2.2            2.9
Non-deductible goodwill                                   1.6               .4             .5
Other--net                                                 .5                             (.4)
                                                      ----------------------------------------

                                                         33.7%            32.3%          32.7%
                                                      ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)




   The Company has not provided additional United States income taxes on approximately $114 million of undistributed earnings of consolidated foreign subsidiaries included in stockholders' equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

   Income tax payments were $12,551, $14,129 and $5,060 during the years ended December 31, 1997, 1996 and 1995, respectively.


F. RETIREMENT PLANS

   The Company sponsors several defined contribution plans covering certain employees. Company contributions are determined by the Board of Directors based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plans. Beginning in 1997, in connection with the acquisition of SCM, the Company maintains a 401(k) plan for certain non-union employees in the United States. Aggregate defined contribution plan expenses were $2,295, $1,727 and $1,388 in 1997, 1996 and 1995, respectively.

   In connection with the acquisition of SCM, the Company also has several non-contributory defined benefit retirement plans covering certain United States hourly and salaried employees, in order to provide uniform retirement income. The benefits for these plans are based primarily on years of credited service and average compensation as defined under the respective plan provisions. The Company's funding policy is to contribute annually an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

   The net periodic pension cost for the year ended December 31, 1997, includes the following components:

Service cost - benefits earned during the period               $    513
Interest cost on projected benefit obligations                    1,056
Actual return on plan assets                                     (1,071)
                                                               --------

     Net pension cost                                          $    498
                                                               ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)
------------------------------------------------------------------------------

        The following table sets forth the funded status of the Company's pension plans and the amounts reflected in the accompanying balance sheets at December 31, 1997:


Actuarial present value of benefit obligation:
   Vested employees                                   $(10,942)
   Non-vested employees                                 (1,018)
                                                    -----------

   Accumulated benefit obligation                      (11,960)
   Additional amount related to projected
      salary increases                                  (2,408)
                                                    -----------

   Total projected benefit obligation                  (14,368)
   Funded assets at fair value                          11,737
                                                    -----------
   Accrued pension liability                          $ (2,631)
                                                    ===========

        Plan assets consist primarily of equity securities and domestic governmental and corporate obligations.

        The following assumptions were used to determine the projected benefit obligation and plan assets:

Assumed discount rate                                     7.50%
Assumed rate of compensation increase                     4.50%
Expected rate of return on plan assets                    9.00%


G. RETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company provides health care benefits upon retirement for certain United States employees with a specified number of years of service. The estimated cost of their benefits is actuarially determined and accrued over the employees' service periods as a level percentage of compensation for employees expected to qualify for benefits.

        The components of expense for postretirement benefits are as follows:


Year Ended December 31,                              1997      1996    1995
-----------------------------------------------------------------------------
Service cost - benefits earned during this period     $202     $ 27     $16
Interest cost on the accumulated obligation            332       84      75
                                                   --------------------------
        Postretirement benefit cost                   $534     $111     $91
                                                   ==========================

        The liability for postretirement benefit plans other than pensions at December 31 follows:



                                                               1997      1996
-----------------------------------------------------------------------------
Accumulated postretirement benefit obligation
        Retirees                                            $(1,312)    $(506)
        Employees eligible to retire                         (1,199)     (253)
        Other active employees                               (3,530)     (268)
Unrecognized
        Prior service cost                                    1,468
        Net (gain)/loss                                         (44)      200
                                                           -------------------
            Postretirement benefit obligation               $(4,617)    $(827)
                                                           ===================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


   The increase in annual expense during 1997 and the related accrual at December 31, 1997 reflects the impact of the acquisition of SCM.

   Actuarial assumptions used in the calculation of the liability for postretirement benefits other than pensions are as follows:

                                                         1997            1996             1995
------------------------------------------------------------------------------------------------

Discount rate                                            7.50%           7.75%            7.75%
Projected health care cost trend rate                    9.50%           9.55%           10.20%
Ultimate trend rate                                      5.50%           5.90%            5.90%
Year ultimate trend rate is achieved                     2006            2006             2006

   An increase of 1% in assumed health care cost trend rates would increase the accumulated benefit obligation as of December 31, 1997 by $1,447 and the aggregate annual service and interest cost by $109.


H. STOCKHOLDERS' EQUITY

   In November, 1996, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock. Each Right entitles the shareholder to purchase one one-hundredth share of Series A Participating Preferred Stock at a purchase price of $160 per share, subject to adjustment. The Rights become exercisable if certain events occurred relating to a person or group (Acquiring Person) acquiring or attempting to acquire 15% or more of the outstanding shares of common stock. In the event that the Rights become exercisable, each Right (except for Rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase for the exercise price then in effect, shares of the Company's common stock having a value of twice the exercise price. The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from the common stock. The Rights expire on November 14, 2006.

   The following table sets forth the computation of net income per common share and net income per common share -- assuming dilution:

Year Ended December 31,                                  1997         1996                1995
----------------------------------------------------------------------------------------------

Net income                                           $ 38,443         $30,047          $25,933

Weighted average number of shares outstanding          20,929          18,624           18,637
Dilutive effect of stock options                          725             642              500
                                                    -------------------------------------------

Weighted average number of shares outstanding --
     assuming dilution                                 21,654          19,266           19,137

Net income per common share                          $   1.84         $  1.61          $  1.39
                                                    -------------------------------------------

Net income per common share --
     assuming dilution                               $   1.78         $  1.56          $  1.36
                                                    -------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


   The Company's Long-Term Incentive Compensation Plan has authorized the grant of options to management personnel for up to 1,523,438 shares of the Company's common stock. All options granted have 10 year terms and vest and become fully exercisable at the end of the next fiscal year following the year of grant.

   Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

Year Ended December 31,                                   1997            1996            1995
-----------------------------------------------------------------------------------------------

Risk-free interest rate                                   6.0%             6.5%          6.5%
Dividend yield                                            1.2%             1.2%          1.2%
Volatility factor of Company common stock                 .19              .20           .20
Weighted-average expected option life (years)             5                5             5

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         1997            1996             1995
-----------------------------------------------------------------------------------------------

Net income                                           $ 36,764         $28,874          $25,782
Net income per common share                          $   1.76         $  1.55          $  1.38
Net income per common share --
     assuming dilution                               $   1.70         $  1.50          $  1.35

   A summary of the Company's stock option activity and related information follows:

                                      1997                   1996                  1995
-----------------------------------------------------------------------------------------------

                                        Weighted                Weighted              Weighted
                                         Average                 Average               Average
                              Options   Exercise     Options    Exercise    Options   Exercise
                                         Price                   Price                 Price
                           ---------------------------------------------------------------------

Outstanding at January 1    1,243,079     $ 12.55   1,061,656     $ 9.94     900,101     $ 7.65
     Granted                  239,603       39.94     202,860      25.96     208,055      18.72
     Exercised               (114,909)       6.15     (17,355)      9.19     (46,500)      5.04
     Forfeited                                         (4,082)     12.25
                           ---------------------------------------------------------------------

Outstanding at December 31  1,367,773     $ 17.89   1,243,079     $12.55   1,061,656     $ 9.94

Exercisable at end of year  1,138,773               1,055,579                878,168

Weighted-average fair value
     of options granted
     during the year                      $ 10.28                 $ 7.37                 $ 5.46


   The weighted-average remaining contractual life of these options outstanding is 7.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)



   The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                          Outstanding                       Exercisable
                            -------------------------------------     -------------------------

                                          Weighted
                                           Average       Weighted                     Weighted
                                         Remaining        Average                      Average
                               Number  Contractual       Exercise         Number      Exercise
                            of Shares         Life          Price      of Shares         Price
                            -------------------------------------     -------------------------

Range of exercise prices:
     $ 5.04-$13.00            748,824          5.4         $ 8.20        748,824        $ 8.20
     $17.31-$39.94            618,949          9.1         $29.61        389,949        $23.54


I. COMMITMENTS AND CONTINGENCIES

   In June, 1997, the Company signed contracts as a partner to build a smelter in Lubumbashi, Democratic Republic of Congo. The Company's approximately $40 million share of the $80 million project will be funded over the two year construction period through cash generated by operations and the Company's credit facilities.

   The Company has also entered into a supply agreement with La Generale des Carriers et des Mines (Gecamines) to purchase all of the concentrate produced by the Luiswishi mine in Shaba, Democratic Republic of Congo through 1999. Annual production from this facility is estimated to contain approximately 4,000 metric tons of cobalt and 8,000 metric tons of copper. The cost of the cobalt and copper obtained will be based upon the prevailing market price as material is processed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


J. BUSINESS AND GEOGRAPHIC INFORMATION

   The Company and its operating subsidiaries manufacture and sell metal carboxylates, salts, and powders that are primarily derived from cobalt, copper and nickel. Metal carboxylates are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Metal salts are used in a wide variety of end products, including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. The Company operates in a single business segment serving numerous customers and industries.

   The Company's operations are located principally in the United States and Finland. Financial information by geographic area is summarized as follows:

Year Ended December 31,                                  1997            1996             1995
------------------------------------------------------------------------------------------------

Net sales:
     United States                                  $ 274,200        $160,507         $149,114
     Finland                                          207,122         219,754          202,114
     Other                                              5,974           7,738            9,731
                                                  ----------------------------------------------

                                                    $ 487,296        $387,999         $360,959
                                                  ==============================================

Operating profit:
     United States                                  $  29,162        $ 13,781         $ 12,108
     Finland                                           48,623          44,063           37,227
     Other                                                901             304              504
     Corporate administrative expense                  (8,114)         (6,727)          (5,870)
                                                  ----------------------------------------------

                                                       70,572          51,421           43,969
Other expense                                         (12,595)         (7,018)          (5,451)
                                                  ----------------------------------------------

Income before income taxes                          $  57,977        $ 44,403         $ 38,518
                                                  ==============================================


December 31,                                                             1997             1996
------------------------------------------------------------------------------------------------

Identifiable assets:
     United States                                                   $355,478         $163,252
     Finland                                                          240,551          273,590
     Other                                                              5,034            6,614
                                                                  ------------------------------

                                                                     $601,063         $443,456
                                                                  ==============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)


K. SUBSEQUENT EVENTS

   On January 30, 1998, the Company acquired Auric Corporation (Auric). Auric, with annual sales in fiscal 1997 of approximately $48 million, is a leading producer of electroless nickel, electroplating chemicals and metal concentrates. The total consideration paid by the Company for Auric was $80 million, plus expenses.

   On February 3, 1998, the Company acquired Dussek Campbell Limited (Dussek). Dussek, with annual sales in fiscal 1997 of approximately $12 million, excluding product lines not acquired, is a manufacturer of metal carboxylates. The total consideration paid by the Company for Dussek was approximately $13 million, plus expenses.

   These acquisitions, which were financed entirely through bank borrowings, are not reflected in the accompanying financial statements as of December 31, 1997 and will be accounted for by the purchase method of accounting.


L. QUARTERLY DATA (UNAUDITED)

Quarter Ended                     March 31          June 30        September 30        December 31
----------------------------------------------------------------------------------------------------

1997
Net sales                         $110,055          $124,334             $126,317           $126,590
Gross profit                        26,578            29,483               29,949             31,353
Income from operations              15,696            17,869               18,320             18,687
Net income                           8,216             9,579               10,215             10,433
Net income per
     common share                 $    .44          $    .46             $    .46           $    .48
Net income per
     common share --
     assuming dilution            $    .43          $    .44             $    .45           $    .46
Market price: high-low     31 3/8 - 26 1/2    33 1/4 -25 3/4   39 15/16 - 33 3/16   41 1/4 - 35 1/16
Dividends paid per share          $    .08          $    .08             $    .08           $    .08

1996
Net sales                         $102,853          $101,485             $ 89,071           $ 94,590
Gross profit                        20,211            21,030               20,905             21,828
Income from operations              12,258            13,084               13,036             13,043
Net income                           7,151             7,583                7,670              7,643
Net income per
     common share                 $    .38          $    .41             $    .41           $    .41
Net income per
     common share --
     assuming dilution            $    .37          $    .39             $    .40           $    .40
Market price: high-low     25 1/8 - 21 5/8       28 - 24 1/2      27 3/8 - 22 3/4    28 3/4 - 25 3/8
Dividends paid per share          $    .07          $    .07             $    .07           $    .07

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
OM Group, Inc.


   We have audited the accompanying consolidated balance sheets of OM Group, Inc. as of December 31, 1997 and 1996, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP

Cleveland, Ohio
February 3, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OM GROUP, INC.


                                      By: /s/ James P. Mooney
                                         -----------------------------------
                                         James P. Mooney
                                         Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                                       DATE
---------                           -----                                                       ----

 /s/ James P. Mooney                Chairman and Chief Executive Officer                   March 23, 1998
--------------------------                                                                ---------------
James P. Mooney

/s/ Eugene Bak  *                   President and Chief Operating Officer                  March 23, 1998
--------------------------                                                                ---------------
Eugene Bak

 /s/ Markku Toivanen *              Director                                               March 23, 1998
--------------------------                                                                ---------------
Markku Toivanen

/s/ Lee R. Brodeur    *             Director                                               March 23, 1998
--------------------------                                                                ---------------
Lee R. Brodeur

 /s/ Thomas R. Miklich *            Director                                               March 23, 1998
--------------------------                                                                ---------------
Thomas R. Miklich

 /s/ John E. Mooney *               Director                                               March 23, 1998
--------------------------                                                                ---------------
John E. Mooney

/s/ Frank Butler *                  Director                                               March 23, 1998
--------------------------                                                                ---------------
Frank Butler

/s/ James M. Materna                Chief Financial Officer (Principal                     March 23, 1998
--------------------------          Financial and Accounting Officer)                     ---------------
James M. Materna

/s/ James P. Mooney                                                                        March 23, 1998
--------------------------                                                                ---------------
James P. Mooney
Attorney-in-Fact

*James P. Mooney, by signing his name hereto signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                EXHIBIT INDEX



Exhibit No.                    Exhibit
-----------                    -------


4.2            Amended and Restated Credit Agreement dated as of January 30,
               1998 among National City Bank as Agent and Letter of Credit Bank and ABN Amro Bank N.V. as Co-Agent and Keybank National
               Association, Mellon Bank N.A., Harris Trust and Savings Bank and
               NBD Bank and OM Group, Inc., as Borrower.

4.6            Note Purchase Agreement among OM Group, Inc. as Seller and
               Nationwide Life Insurance Company and Great-West Life & Annuity
               Insurance Company as Purchaser, dated October 24, 1997.

10.32          Agreement and Plan of Merger between Auric Corporation and OM
               Group, Inc. dated December 19, 1997.

10.33          Joint Venture Agreement among OMG B.V., Groupe George Forrest
               S.A., La Generale Des Carrieres Et des Mines and OM Group, Inc.
               to partially or totally process the slag located in the site of Lumbumbashi, Democratic Republic of Congo.

10.34          Agreement for sale of concentrate production between Kokkola
               Chemicals Oy and La Generale Des Carriers Et des Mines dated
               April 21, 1997.

21             List of Subsidiaries

23             Consent of Ernst & Young LLP

24             Power of Attorney

27             Financial Data Schedule

27.1           Restated 1st Quarter 1996 Financial Data Schedule

27.2           Restated 2nd Quarter 1996 Financial Data Schedule

27.3           Restated 3rd Quarter 1996 Financial Data Schedule

27.4           Restated 1st Quarter 1997 Financial Data Schedule

27.5           Restated 2nd Quarter 1997 Financial Data Schedule

27.6           Restated 3rd Quarter 1997 Financial Data Schedule
