Form 10-Q
period 1998-03-31
OM GROUP INC
filed 1998-05-08
CIK 899723

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                     FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998
                           Commission File Number 0-22572


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998: Common Stock, $.01 Par Value - 22,064,127 shares.

                                       INDEX

                                   OM GROUP, INC.




Part I.     Financial Information

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets -- March 31, 1998 and December 31, 1997

            Condensed consolidated statements of income -- Three months ended March 31, 1998 and 1997

            Condensed consolidated statements of cash flows -- Three months ended March 31, 1998 and 1997

            Notes to condensed consolidated financial statements -
            March 31, 1998

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

Item 2.     Changes in Securities - Not applicable

Item 3.     Defaults upon Senior Securities - Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.     Other information - Not applicable

Item 6.     Exhibits and Reports on Form 8-K
            (15) Independent Accountants' Review Report
            (15) Letter re:  Unaudited Interim Financial Information
            (27) Financial Data Schedule

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                    March 31,   December 31,
                                                      1998          1997
                                                   ---------     ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  8,100    $ 13,193
   Accounts receivable                                 92,122      80,602
   Inventories                                        223,598     219,201
   Other current assets                                15,387      11,753
                                                     --------    --------
     Total Current Assets                             339,207     324,749

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 3,936       2,867
   Buildings and improvements                          52,079      49,939
   Machinery and equipment                            183,656     162,938
   Furniture and fixtures                               9,792       8,615
                                                     --------    --------
                                                      249,463     224,359
   Less accumulated depreciation                       78,816      74,112
                                                     --------    --------
                                                      170,647     150,247
OTHER ASSETS
Goodwill and other intangible assets                  177,223     116,751
   Other assets                                        14,279       9,316

                                                     --------    --------
TOTAL ASSETS                                         $701,356    $601,063
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $    184    $    219
   Accounts payable                                    51,324      67,521
   Other accrued expenses                              27,143      32,942
                                                     --------    --------
     Total Current Liabilities                         78,651     100,682

LONG-TERM LIABILITIES
   Long-term debt                                     284,380     170,334
   Deferred income taxes                               20,869      20,555
   Other long-term liabilities                          7,690       8,251

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
   Authorized 2,000,000 shares; no shares issued
      or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 22,209,346 shares                            222         222
   Capital in excess of par value                     189,281     189,281
   Retained earnings                                  126,235     117,465
   Treasury stock (145,219 shares in 1998
      and 142,720 shares in 1997, at cost)             (5,234)     (4,829)
   Foreign currency translation adjustments              (738)       (898)
                                                     --------    --------
      Total Stockholders' Equity                      309,766     301,241

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $701,356    $601,063
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                    1998       1997
                                                 --------    --------

OPERATIONS
   Net sales                                     $138,098   $110,055
   Cost of products sold                          103,468     83,477
                                                  -------    -------
                                                   34,630     26,578

   Selling, general and
       administrative expenses                     14,097     10,882
                                                  -------    -------
   INCOME FROM OPERATIONS                          20,533     15,696

OTHER INCOME (EXPENSE)
   Interest expense                                (3,979)    (3,666)
   Interest income                                    108         21
   Foreign exchange gain                              178        285
                                                  -------    -------
                                                   (3,693)    (3,360)
                                                  -------    -------

   INCOME BEFORE INCOME TAXES                      16,840     12,336

Income taxes                                        5,671      4,120

                                                  -------    -------
   NET INCOME                                     $11,169    $ 8,216
                                                  =======    =======

Net income per common share                         $0.51      $0.44
Net income per common share - assuming dilution     $0.49      $0.43

Dividends paid per common share                     $0.09      $0.08


See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          -------------------
                                                             1998      1997
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $11,169    $ 8,216
   Items not affecting cash:
      Depreciation and amortization                          6,517      5,001
      Foreign exchange gain                                   (178)      (285)
      Deferred income taxes                                 (1,226)        46
   Changes in operating assets and liabilities             (22,221)   (28,112)
                                                           -------    -------
      NET CASH USED IN OPERATING ACTIVITIES                 (5,939)   (15,134)

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (16,385)    (7,875)
   Acquisition of businesses                               (94,043)  (123,745)
                                                           -------   ---------
     NET CASH USED IN INVESTING ACTIVITIES                (110,428)  (131,620)

FINANCING ACTIVITIES
   Dividend payments                                        (1,986)    (1,501)
   Long-term borrowings                                    114,000    150,047
   Payments of long-term debt                                  (66)    (1,400)
   Purchase of treasury stock                                 (950)
   Proceeds from exercise of stock options                     111         64
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             111,109    147,210

Effect of exchange rate changes on cash                        165        (97)

                                                           -------    -------
(Decrease) increase in cash                                 (5,093)       359

Cash and cash equivalents at beginning of period            13,193      7,818
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 8,100    $ 8,177
                                                           =======    =======

See notes to condensed Consolidated Financial Statements

Part I  Financial Information
Item 1  Financial Statements

                                OM GROUP, INC.
         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                March 31, 1998

Note A  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        In June, 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company adopted SFAS
        No. 130 in the first quarter of fiscal year 1998. The Company's comprehensive income, which includes net income of $11,169 and foreign currency translation adjustments of $160, did not differ materially from net income.

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


Note B  Inventories

        Inventories consist of the following:
                                             March 31,     December 31,
                                              1998             1997
                                             --------        --------

        Raw materials and supplies           $109,019        $110,477
        Finished goods                        112,000         107,989
                                             --------        --------
                                              221,019         218,466
        LIFO reserve                            2,579             735
                                             --------        --------
        Total inventories                    $223,598        $219,201
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

Note D  Acquisitions

        The Company acquired Auric Corporation (Fidelity) and Dussek Campbell Limited (Belleville) in January and February, 1998, respectively, for an aggregate amount of approximately $94 million. The acquisitions were financed through bank borrowings.

        These acquisitions, which had combined fiscal 1997 sales aggregating approximately $60 million, have been recorded using the purchase method of accounting. Accordingly, the Company's results of operations reflect the impact of Fidelity and Belleville from their respective dates of acquisition.

Note E  Computation of Earnings per Share

        The following table sets forth the computation of net income per common share and net income per common share - assuming dilution:

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1998          1997
                                                          -------        ------
        Net income                                        $11,169        $8,216

        Weighted average number of shares outstanding      22,064        18,627

        Dilutive effect of stock options                      756           700
                                                          -------        ------
        Weighted average number of shares outstanding -
            assuming dilution                              22,820        19,327
                                                           ======        ======
        Net income per common share                          $.51          $.44
                                                           ======        ======
        Net income per common share - assuming dilution      $.49          $.43
                                                           ======        ======

Part I
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations
        Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

        Net sales for the three months ended March 31, 1998 were $138.1 million, an increase of 25.5% compared to the same period for 1997. The increase in sales resulted principally from an increase in physical volume of products sold and the acquisition of Fidelity.

        Cobalt market prices ranged from $18 to $20 per pound during the three month period ended March 31, 1998 compared to a range of $19 to $22 per pound during the same period in 1997. The market price of nickel ranged from $2.37 to $2.69 per pound during the three months ended March 31, 1998 compared to $2.88 to $3.66 per pound during the same period in 1997.

        Pounds of product sold by the Company were approximately 46.9 million pounds in the three month period ended March 31, 1998, compared to 34.4 million pounds in the same period in 1997. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                       Three Months Ended March 31,   Percentage
        (in millions of pounds)               1998        1997          Change
                                              ----        ----          ------

        Carboxylates                          14.4        11.7           23.1%
        Salts                                 21.7        14.8           46.6%
        Powders                               10.8         7.9           36.7%
                                              ----        ----           -----
                                              46.9        34.4           36.3%
                                              ====        ====           =====

        The increase in physical volume of carboxylate product sold reflects 1.2 million pounds of product sold as a result of the Belleville acquisition and increased sales of carboxylates in Europe. The increase in physical volume of salt products sold reflects 5.5 million pounds of nickel salt products sold as a result of the Fidelity acquisition. The increase in physical volume of powder products sold reflects 3.0 million pounds of copper powder products sold as a result of the acquisition of SCM Metal Products, Inc. (SCM), which occurred at the end of January, 1997 and for which in 1998 there were three months of sales.

        Gross profit increased to $34.6 million for the three month period ended March 31, 1998, a 30.3% increase over the same period in 1997. The improvement in gross profit was primarily the result of higher physical volumes of product sold. Cost of products sold decreased to 74.9% for the three months ended March 31, 1998 from 75.9% of net sales during the same period of 1997 primarily because of improved product mix.

Part I
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        Selling, general and administrative expenses increased to 10.2% of net sales for the first three months of 1998 compared to 9.9% of net sales in the same period in 1997 primarily due to the acquisition of Fidelity.

        Other expense in 1998 was $3.7 million compared to $3.4 million in 1997, due primarily to increased interest expense on higher outstanding borrowings as a result of the acquisition of Fidelity.

        Income taxes as a percentage of income remained approximately the same at 33.7% for the first three months of 1998 compared to 33.4% in the same period in 1997.

        Net income for the three month period ended March 31, 1998 was $11.2 million, an increase of $3.0 million from the same period in 1997, due to the aforementioned factors.


        Liquidity and Capital Resources

        During the three month period ended March 31, 1998, the Company's net working capital increased by approximately $36 million, compared to 1997. This increase was primarily the result of additional working capital associated with the acquisitions of Fidelity and Belleville. Capital expenditures increased in 1998, primarily due to expansion at various plant facilities. These increased cash needs were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility and private placements with insurance companies.

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


        Forward Looking Statements

        The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-

Part I
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the
        Company: (a) the price and supply of raw materials, particularly cobalt, copper and nickel; (b) demand for metal-based specialty chemicals in the mature markets in the United States and Europe;
        (c) demand for metal-based specialty chemicals in Asia-Pacific and other less mature markets, which geographic areas are an announced focus of the Company's activities; (d) the effect of non-currency risks of investing in and conducting operations in foreign countries, together with fluctuations in currency exchange rates upon the Company's international operations, including those relating to political, social, economic and regulatory factors; (e) the availability and cost of personnel trained in Year 2000 modifications and the ability to locate and correct all relevant computer codes.

Part II Other Information
Item 6  Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

        Exhibit (15) Independent Accountants' Review Report
        Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

        The following report on Form 8-K was filed during the three months ended March 31, 1998:

        1) The Company's Current Report on Form 8-K filed with the Commission on February 10, 1998 regarding the Company's acquisition of Auric Corporation.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 8, 1998                                               OM GROUP, INC.


                                   /s/ James M. Materna
		                       --------------------
                                   James M. Materna
                                   Chief Financial Officer
                                   (Duly authorized signatory of OM Group, Inc.)

                  Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OM Group, Inc. as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                           /s/ Ernst & Young LLP
                                                           Ernst & Young LLP

Cleveland, Ohio
May 5, 1998

                      Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our report dated May 5, 1998, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1998:

Registration
Number        Description                                   Filing Date
------------  -----------------------------------------     ----------------
33-74674      OM Group, Inc. Long-Term Incentive
              Compensation Plan - Form S-8
              Registration Statement - 1,015,625 Shares	January 27, 1994

333-07529     OMG Americas, Inc. Employees' Profit
              Sharing Plan -- Form S-8 Registration
              Statement -- 250,000 Shares                   July 3, 1996

333-07531    OM Group, Inc. Non-Employees Directors'
             Equity Plan -- Form S-8 Registration
             Statement -- 250,000 Shares                    July 3, 1996



Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                           /s/ Ernst & Young LLP
                                                           Ernst & Young LLP

Cleveland, Ohio
May 5, 1998