Form 10-K405/A
period 1997-12-31
OM GROUP INC
filed 1998-06-29
CIK 899723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                 FORM 10-K/A

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

Part IV
Item 14                  *10.18     Employment Agreement between OM Group, Inc. and             **
                                    James M. Materna dated January 1, 1993.
                         *10.19     Employment Agreement between Mooney Chemicals,              **
                                    Inc. and Eugene Bak dated August 19, 1991.
                         *10.20     Amendment to Employment Agreement between Mooney            **
                                    Chemicals, Inc. and Eugene Bak dated September 1, 1992.
                         *10.21     Retirement Benefit Agreement, Eugene Bak,
                                    dated January 1, 1995 (filed as Exhibit to
                                    the Company's Annual Report on Form 10-K for
                                    the fiscal year ended December 31, 1995 and
                                    incorporated herein by reference).
                         *10.22     Employment Agreement between OM Group, Inc.                 **
                                    and Thomas E. Fleming dated August 19, 1991.
                         *10.23     Amendment to Employment Agreement between OM                **
                                    Group, Inc. and Thomas E. Fleming dated
                                    August 19, 1991.
                         *10.24     Employment Agreement between Mooney Chemicals,              **
                                    Inc. and H. Burnham Tinker dated August 19, 1991.
                         *10.25     Amendment to Employment Agreement between OM                **
                                    Group, Inc. and H. Burnham Tinker dated
                                    August 19, 1991.
                         *10.26     Employment Agreement between OM Group, Inc.
                                    and Michael J. Scott (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1994 and
                                    incorporated herein by reference).
                         *10.27     Employment Agreement between OM Group, Inc.
                                    and J.R. Hwang (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1994 and
                                    incorporated herein by reference).
                         *10.28     Employment Agreement between OM Group, Inc.
                                    and Terry L. Guckes (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1996 and
                                    incorporated herein by reference).
                         *10.29     Employment Agreement between OM Group, Inc.                 **
                                    and Antti Aaltonen.
                         *10.30     Employment Agreement between OM Group, Inc.
                                    and John R. Holtzhauser and Amendment
                                    thereto (filed as Exhibit to the Company's
                                    Annual Report on Form 10-K for the fiscal
                                    year ended December 31, 1994 and
                                    incorporated herein by reference).
                          10.31     Stock Purchase Agreement between SUSI
                                    Corporation and OM Group, Inc. dated
                                    December 20, 1996 (filed as Exhibit to the
                                    Company's Annual Report on Form 10-K for the
                                    fiscal year ended December 31, 1996 and
                                    incorporated herein by reference).
                          10.32     Agreement and Plan of Merger between Auric
                                    Corporation and OM Group, Inc. dated December 19,
                                    1997.
                         +10.33     Joint Venture Agreement among OMG B.V.,
                                    Groupe George Forrest S.A., La Generale Des
                                    Carrieres Et Des Mines and OM Group, Inc. to
                                    partially or totally process the slag
                                    located in the site of Lumbumbashi,
                                    Democratic Republic of Congo.
                         +10.34     Agreement for Sale of concentrate production
                                    between Kokkola Chemicals Oy and La Generale
                                    Des Carriers Et Des Mines dated April 21,
                                    1997.
                         +10.35     Long Term Slag Sales Agreement between La
                                    Generale Des Carrieres Et Des Mines and J.V. Groupement
                                    Pour Le Traitment Du Terrill De Lubumbashi (filed
                                    as an annex to Exhibit 10.33 of the Company's Annual
                                    Report on Form 10-K for the fiscal year ended
                                    December 31, 1997).
                         +10.36     Long Term Cobalt Alloy Sales Agreement between J.V.
                                    Groupement Pour Le Traitement Du Terril De
                                    Lubumbashi and OMG Kokkola Chemicals Oy (filed
                                    as an annex to Exhibit 10.33 of the Company's Annual
                                    Report on Form 10-K for the fiscal year ended
                                    December 31, 1997).
                         +10.37     Tolling Agreement between Groupement Pour Le
                                    Traitement Du Terril De Lubumbashi and Societe
                                    De Traitement Du Terril De Lubumbashi (filed as
                                    an annex to Exhibit 10.33 of the Company's Annual
                                    Report on Form 10-K for the fiscal year ended
                                    December 31, 1997.

                                    Page 13
Part IV
Item 14                    +     Portions of Exhibit have been omitted and
                                 filed separately with the Securities and Exchange Commission in reliance on Rule
                                 246-2 and the Company's request for
                                 confidential treatment.

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