Form 10-K405/A
period 1997-12-31
OM GROUP INC
filed 1998-06-29
CIK 899723

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

SIGNATURE                           TITLE                                                       DATE
---------                           -----                                                       ----

 /s/ James P. Mooney                Chairman and Chief Executive Officer                   June 26, 1998
--------------------------                                                                ---------------
James P. Mooney

/s/ Eugene Bak  *                   President and Chief Operating Officer                  June 26, 1998
--------------------------                                                                ---------------
Eugene Bak

 /s/ Markku Toivanen *              Director                                               June 26, 1998
--------------------------                                                                ---------------
Markku Toivanen

/s/ Lee R. Brodeur    *             Director                                               June 26, 1998
--------------------------                                                                ---------------
Lee R. Brodeur

 /s/ Thomas R. Miklich *            Director                                               June 26, 1998
--------------------------                                                                ---------------
Thomas R. Miklich

 /s/ John E. Mooney *               Director                                               June 26, 1998
--------------------------                                                                ---------------
John E. Mooney

/s/ Frank Butler *                  Director                                               June 26, 1998
--------------------------                                                                ---------------
Frank Butler

/s/ James M. Materna                Chief Financial Officer (Principal                     June 26, 1998
--------------------------          Financial and Accounting Officer)                     ---------------
James M. Materna

/s/ James P. Mooney                                                                        June 26, 1998
--------------------------                                                                ---------------
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
