Form 10-Q
period 1998-06-30
OM GROUP INC
filed 1998-08-07
CIK 899723

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1998
                            Commission File Number 0-22572


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _____X______    No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998: Common Stock, $.01 Par Value - 22,077,783 shares.

                                     INDEX

                                  OM GROUP, INC.




Part I.     Financial Information

Item 1.     Financial Statements

            Condensed consolidated balance sheets -- June 30, 1998 and December 31, 1997

            Condensed consolidated statements of income -- Three months ended June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997

            Condensed consolidated statements of cash flows -- Six months ended June 30, 1998 and 1997

            Notes to condensed consolidated financial statements -- June 30,
            1998

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

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                    June 30,   December 31,
                                                      1998          1997
                                                   ---------     ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  6,742    $ 13,193
   Accounts receivable                                 96,065      80,602
   Inventories                                        224,948     219,201
   Other current assets                                16,297      11,753
                                                     --------    --------
     Total Current Assets                             344,052     324,749

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 3,930       2,867
   Buildings and improvements                          70,517      49,939
   Machinery and equipment                            199,581     162,938
   Furniture and fixtures                              10,694       8,615
                                                     --------    --------
                                                      284,722     224,359
   Less accumulated depreciation                       84,149      74,112
                                                     --------    --------
                                                      200,573     150,247
OTHER ASSETS
   Goodwill and other intangible assets               181,687     116,751
   Other assets                                        11,786       9,316

                                                     --------    --------
TOTAL ASSETS                                         $738,098    $601,063
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $    157    $    219
   Accounts payable                                    61,590      67,521
   Other accrued expenses                              21,487      32,942
                                                     --------    --------
     Total Current Liabilities                         83,234     100,682

LONG-TERM LIABILITIES
   Long-term debt                                     309,248     170,334
   Deferred income taxes                               21,093      20,555
   Other long-term liabilities                          6,564       8,251

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
      Authorized 2,000,000 shares; no shares
      Issued or outstanding
   Common stock, $0.01 par value:
      Authorized 30,000,000 shares;
      issued 22,209,346 shares                            222         222
   Capital in excess of par value                     189,281     189,281
   Retained earnings                                  134,499     117,465
   Treasury stock (131,563 shares in 1998
      and 142,720 shares in 1997, at cost)             (5,004)     (4,829)
   Foreign currency translation adjustments            (1,039)       (898)
                                                     --------    --------
      Total Stockholders' Equity                      317,959     301,241

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $738,098    $601,063
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)


                                    Three Months Ended       Six Months Ended
                                         June 30,              June 30,
                                  --------------------  ---------------------
                                    1998        1997       1998       1997
                                  --------    --------  --------    ---------
OPERATIONS
   Net sales                      $139,154   $124,334    $277,252    $234,389
   Cost of products sold           103,245     94,851     206,713     178,328
                                   -------    -------     -------     -------
                                    35,909     29,483      70,539      56,061

   Selling, general and
      administrative expenses       14,259     11,614      28,356      22,496
                                   -------    -------     -------     -------
   INCOME FROM OPERATIONS           21,650     17,869      42,183      33,565

OTHER INCOME (EXPENSE)
   Interest expense                 (4,380)    (3,488)    (8,359)     (7,154)
   Interest income                      72         41        180          62
   Foreign exchange (loss) gain        (60)        65        118         350
                                   -------     -------    -------     -------
                                    (4,368)    (3,382)    (8,061)     (6,742)
                                   -------     -------    -------     -------

   INCOME BEFORE INCOME TAXES       17,282     14,487     34,122      26,823

   Income taxes                      5,746      4,908     11,417       9,028

                                   -------    -------    -------     -------
   NET INCOME                      $11,536    $ 9,579    $22,705     $17,795
                                   =======    =======    =======     =======

Net income per common share          $0.52      $0.46      $1.03       $0.90
Net income per common share -
   assuming dilution                 $0.51      $0.44      $1.00       $0.87

Dividends paid per common share      $0.09      $0.08      $0.18       $0.16





See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                          -------------------
                                                             1998      1997
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $22,705    $17,795
   Items not affecting cash:
      Depreciation and amortization                         12,710     10,365
      Foreign exchange gain                                   (118)      (350)
      Deferred income taxes                                  4,042      3,346
   Changes in operating assets and liabilities             (31,063)   (38,708)
                                                           -------    -------
      NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES     8,276     (7,552)

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (40,618)   (17,602)
   Acquisition of businesses                              (106,543)  (124,547)
                                                           -------   ---------
     NET CASH USED IN INVESTING ACTIVITIES                (147,161)  (142,149)

FINANCING ACTIVITIES
   Dividend payments                                        (3,973)    (3,256)
   Long-term borrowings                                    139,000    156,095
   Payments of long-term debt                                  (86)   (88,400)
   Purchase of treasury stock                               (2,415)      (798)
   Proceeds from exercise of stock options                     542         64
   Sale of common stock                                                87,239
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             133,068    150,944

Effect of exchange rate changes on cash                       (634)      (144)

                                                           -------    -------
(Decrease) increase in cash                                 (6,451)     1,099

Cash and cash equivalents at beginning of period            13,193      7,818
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 6,742    $ 8,917
                                                           =======    =======

See notes to condensed Consolidated Financial Statements

Part I      Financial Information
Item 1      Financial Statements


                                  OM GROUP, INC.
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 1998


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

           In June, 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company adopted SFAS No. 130 in the first quarter of fiscal year 1998. The Company's comprehensive income for the six months ended June 30, 1998, which includes net income of $22,705 and foreign currency translation losses of $141, did not differ materially from net income.

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

           In June, 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company must adopt SFAS No. 133 no later than the first quarter of fiscal year 2000; adoption of this statement is not expected to have a material effect on earnings or the financial position of the Company.

Part I      Financial Information
Item 1      Financial Statements

Note B     Inventories

           Inventories consist of the following (in thousands):

                                                       June 30,    December 31,
                                                         1998          1997
                                                      --------       --------

           Raw materials and supplies                 $104,808       $110,477
           Finished goods                              113,618        107,989
                                                      --------       --------
                                                       218,426        218,466
           LIFO reserve                                  6,522            735
                                                      --------       --------
           Total inventories                          $224,948       $219,201
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


Note D     Acquisitions

           The Company acquired Auric Corporation (Fidelity) and Dussek Campbell Limited (Dussek) in January and February, 1998, respectively, for an aggregate amount of approximately $94 million. These acquisitions, which had combined fiscal 1997 sales aggregating approximately $60 million, have been recorded using the purchase method of accounting. Accordingly, the Company's results of operations reflect the impact of Fidelity and Dussek from their respective dates of acquisition.

           In April, 1998, the Company acquired the carbothermal reduction technology and assets of Dow Chemical Company for approximately $12.5 million, plus a conditional amount up to $20 million based upon the achievement of certain performance targets, which would be paid at the end of five years. This acquisition will complement the

Part I     Financial Information
Item 1     Financial Statements

           Company's present tungsten recycling capability, allow it to better serve its existing customer base in the hard metal tool industry, and provide for the possibility of expanding this technology to other metal powders and product applications.

           The acquisitions were initially financed through bank borrowings. In July, 1998, the Company sold 1,750,000 shares of common stock in a public offering; the net proceeds of $68.7 million were used to pay down a portion of the debt incurred in the aforementioned
           acquisitions.   Had these shares been issued at the dates of
           acquisition, net income per common share assuming dilution for the three and six months ended June 30, 1998 would have been $.50 and $.99 per share, respectively.


Note E     Computation of Earnings per Share

           The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (in thousands, except per share data):

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                         -------------------  ------------------
                                            1998       1997     1998      1997
                                           -------    ------   -------   -------

           Net income                      $11,536    $9,579   $22,705   $17,795
           Weighted average number
              of shares outstanding         22,078    20,921    22,071    19,774
           Dilutive effect of stock
              options                          716       708       736       704
                                           -------    ------   -------   -------
           Weighted average number of
              shares outstanding -
              assuming dilution             22,794    21,629    22,807    20,478
                                           =======    ======    ======    ======

           Net income per common share        $.52      $.46     $1.03      $.90
                                              ====      ====     =====      ====
           Net income per common share -
              assuming dilution               $.51      $.44     $1.00      $.87
                                              ====      ====     =====      ====

Part I     Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations

           Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

           Net sales for the three months ended June 30, 1998 were $139.2 million, an increase of 11.9% compared to the same period for 1997. The increase in sales resulted principally from an increase in physical volume of cobalt based products sold and the acquisition of Fidelity, which offset a decline in the Company's product prices resulting principally from lower nickel and copper market prices.


           Cobalt 99.3% grade market prices ranged from $20 to $21 per pound during the three month period ended June 30, 1998 compared to a range of $19 to $22 per pound during the same period in 1997. The market price of nickel ranged from $1.99 to $2.48 per pound during the three months ended June 30, 1998 compared to $3.18 to $3.48 per pound during the same period in 1997. The market price of copper ranged from $0.74 to $0.85 per pound during the three months ended June 30, 1998 compared to $1.07 to $1.20 per pound during the same period in 1997.

           Pounds of product sold by the Company were approximately 49.2 million pounds in the three month period ended June 30, 1998 compared to 38.3 million pounds in the same period in 1997. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                      Three Months Ended June 30,     Percentage
           (in millions of pounds)           1998      1997             Change
                                             ----      ----             ------

           Carboxylates                      16.3      13.1             24.4%
           Salts                             22.4      15.3             46.4%
           Powders                           10.5       9.9              6.1%
                                             ----      ----             -----
                                             49.2      38.3             28.5%
                                             ====      ====             =====

           The increase in physical volume of carboxylate products sold reflects
           1.6 million pounds of product sold as a result of the Dussek acquisition and increased sales of carboxylates in Europe. The increase in physical volume of salt products sold reflects an increase of 8.6 million pounds as a result of the Fidelity acquisition and a decrease of 2.1 million pounds as a result of continuing deemphasis of lower margin nickel sulfate products. The increase in physical volume of powder products sold reflects increases in fine and coarse grade cobalt powders, as well as copper powders.

Part I     Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

           Gross profit increased to $35.9 million for the three month period ended June 30, 1998, a 21.8% increase over the same period in 1997. The improvement in gross profit was primarily the result of the acquisitions of Fidelity and Dussek and higher physical volumes of cobalt based product sold. Cost of products sold decreased to 74.2% of net sales for the three months ended June 30, 1998 compared to 76.3% of net sales during the same period of 1997, primarily because of improved product mix and lower nickel and copper market prices.

           Selling, general and administrative expenses increased to 10.2% of net sales for the second quarter of 1998 compared to 9.3% of net sales in the same period in 1997, due to the acquisition of Fidelity and its relatively higher selling, administrative, and research expenses per dollar of sales and to the decline in net sales resulting from lower nickel and copper prices.

           Other expense in 1998 was $4.4 million compared to $3.4 million in 1997, due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of the acquisition of Fidelity.

           Income taxes as a percentage of income before tax decreased to 33.2% for the second quarter of 1998 from 33.9% in the same period in 1997. As a result of the Fidelity acquisition, a percentage of 1998 pretax income was earned in Malaysia, which granted the Company a pioneer status tax incentive, resulting in a lower effective tax rate than in the prior year.

           Net income for the three month period ended June 30, 1998 was $11.5 million, an increase of $2.0 million from the same period in 1997, due to the aforementioned factors.


           Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

           Net sales for the six months ended June 30, 1998 were $277.3 million, an increase of 18.3% compared to the same period for 1997. The increase in sales resulted principally from an increase in physical volume of products sold and the acquisition of Fidelity, which offset a decline in the Company's product prices resulting from lower nickel, copper, and cobalt market prices.

           Cobalt 99.3% grade market prices ranged from $18 to $21 per pound during the six month period ended June 30, 1998 compared to a range of $19 to $22 per pound during the same period in 1997. The market price of nickel ranged from $1.99 to $2.69 per pound during the six months ended June 30, 1998 compared to $2.88 to $3.66 per pound

Part I     Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

           during the same period in 1997. The market price of copper ranged from $0.74 to $0.85 per pound during the six months ended June 30, 1998 compared to $1.05 to $1.80 per pound during the same period in 1997.

           Pounds of product sold by the Company were approximately 96.2 million pounds in the six month period ended June 30, 1998 compared to 72.7 million pounds in the same period in 1997. The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                        Six Months Ended June 30,    Percentage
          (in millions of pounds)             1998        1997         Change
                                              ----        ----         ------

           Carboxylates                       30.7        24.7          24.3%
           Salts                              44.2        30.2          46.4%
           Powders                            21.3        17.8          19.7%
                                              ----        ----          ----
                                              96.2        72.7          32.3%
                                              ====        ====          ====

           The increase in physical volume of carboxylate products reflects 2.8 million pounds of product sold as a result of the Dussek acquisition and increased sales of carboxylates in Europe. The increase in physical volume of salt products sold reflects an increase of 14.1 million pounds of nickel salt products sold as a result of the Fidelity acquisition and a decrease of 3.3 million pounds as a result of continuing deemphasis of lower margin nickel sulfate products.
           The increase in physical volume of powder products sold reflects 2.2 million pounds of copper powder products sold as a result of the acquisition of SCM Metal Products, Inc., which occurred at the end of January, 1997, and for which in 1998 there were six months of sales.

           Gross profit increased to $70.5 million for the six month period ended June 30, 1998, a 25.8% increase over the same period in 1997. The improvement in gross profit was primarily the result of the acquisitions of Fidelity and Dussek and higher physical volumes of product sold. Cost of products sold decreased to 74.6% of net sales for the six months ended June 30, 1998 compared to 76.1% during the same period of 1997, primarily because of improved product mix and lower nickel, copper, and cobalt market prices.

           Selling, general and administrative expenses increased to 10.2% of net sales for the first six months of 1998 from 9.6% of net sales for the same period in 1997, due to the acquisition of Fidelity and its relatively higher selling, administrative, and research expenses per dollar of sales and to the decline in net sales resulting from lower nickel, copper, and cobalt market prices.

Part I     Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

           Other expense in 1998 was $8.1 million compared to $6.7 million in 1997, due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of the acquisition of Fidelity.

           Income taxes as a percentage of income before tax decreased to 33.5% as compared to 33.7% during the same period in 1997. As a result of the Fidelity acquisition, a percentage of 1998 pretax income was earned in Malaysia, which granted the Company a pioneer status tax incentive, resulting in a lower effective tax rate than in the United States.

           Net income for the six month period ended June 30, 1998 was $22.7 million, an increase of $4.9 million from the same period in 1997, due to the aforementioned factors.

           Liquidity and Capital Resources

           During the six month period ended June 30, 1998, the Company's net working capital increased by approximately $37 million, compared to December 31, 1997. This increase was primarily the result of additional working capital associated with the acquisitions of Fidelity and Dussek. Capital expenditures increased in 1998, primarily due to expansion at various plant facilities, acquisition of the Dow product line (Note D), and the smelter construction project in Lumbumbashi, Democratic Republic of Congo. These increased cash needs were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

           In July, 1998, the Company sold 1,750,000 shares of common stock in a public offering. The net proceeds of the offering, in the amount of $68.7 million, were used to pay down a portion of the debt incurred in the 1998 acquisitions.

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

           The Company anticipates completing its Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating systems. This project will be completed using a combination of existing internal and external resources. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. Of the total project cost, approximately $0.8 million is attributable to a new software purchase, which will be capitalized. The remaining $1.7 million, which will be expensed as incurred, is not expected to have a material effect on the results of operations of the Company.


	     Forward Looking Statements

           The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward looking statements contained herein or in other statements made by the Company are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the
           Company: (a) the price and supply of raw materials, particularly cobalt, nickel and copper; (b) demand for metal-based specialty chemicals in the mature markets in the United States and Europe;
           (c) demand for metal-based specialty chemicals in Asia Pacific and other less mature markets, which geographic areas are an announced focus of the Company's activities; (d) the effect of non-currency risks of investing in and conducting operations in foreign countries, together with fluctuations in currency exchange rates upon the Company's international operations, including those relating to political, social, economic and regulatory factors; and (e) the availability and cost of personnel trained in Year 2000 modifications and the ability to locate and correct all relevant computer codes.

Part II     Other Information
Item 6      Exhibits and Reports on Form 8-K

            The following exhibits are included herein:

            Exhibit (15) Independent Accountants' Review Report
            Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

            There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 6, 1998                      OM GROUP, INC.




                                    _________________________________________
                                    James M. Materna
                                    Chief Financial Officer
                                   (Duly authorized signatory of OM Group, Inc.)

                    Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




Cleveland, Ohio
August 6, 1998

                  Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 5 and August 6, 1998, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarters ended March 31 and June 30, 1998.

Registration
Number        Description                                       Filing Date
--------      -----------                                       -----------

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



Cleveland, Ohio
August 6, 1998