Form 10-Q
period 1998-09-30
OM GROUP INC
filed 1998-11-05
CIK 899723

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1998
                           Commission File Number 0-22572


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes_____X_____   No___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998: Common Stock, $.01 Par Value - 23,696,999 shares.

                                       INDEX

                                   OM GROUP, INC.




Part I.     Financial Information

Item 1.     Financial Statements

            Condensed consolidated balance sheets -- September 30, 1998 and December 31, 1997

            Condensed consolidated statements of income - Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997

            Condensed consolidated statements of cash flows - Nine months ended September 30, 1998 and 1997

            Notes to condensed consolidated financial statements - September 30, 1998

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

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                 September 30,   December 31,
                                                      1998          1997
                                                   ---------     ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  7,300    $ 13,193
   Accounts receivable                                 90,087      80,602
   Inventories                                        244,303     219,201
   Other current assets                                22,748      11,753
                                                     --------    --------
     Total Current Assets                             364,438     324,749

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 3,615       2,867
   Buildings and improvements                          72,024      49,939
   Machinery and equipment                            221,808     162,938
   Furniture and fixtures                              10,965       8,615
                                                     --------    --------
                                                      308,412     224,359
   Less accumulated depreciation                       88,956      74,112
                                                     --------    --------
                                                      219,456     150,247
OTHER ASSETS
   Goodwill and other intangible assets               183,740     116,751
   Other assets                                        14,903       9,316

                                                     --------    --------
TOTAL ASSETS                                         $782,537    $601,063
                                                     ========    ========

Part I    Financial Information
Item 1    Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $    142    $    219
   Accounts payable                                    62,904      67,521
   Other accrued expenses                              24,164      32,942
                                                     --------    --------
     Total Current Liabilities                         87,210     100,682

LONG-TERM LIABILITIES
   Long-term debt                                     274,226     170,334
   Deferred income taxes                               21,009      20,555
   Other long-term liabilities                          6,673       8,251

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
      Authorized 2,000,000 shares; no shares
      issued or outstanding
   Common stock, $0.01 par value:
      Authorized 60,000,000 shares;
      issued 23,959,346 shares in 1998
      and 22,209,346 shares in 1997                       240         222
   Capital in excess of par value                     257,951     189,281
   Retained earnings                                  144,943     117,465
   Treasury stock (262,347 shares in 1998
      and 142,720 shares in 1997, at cost)             (9,200)     (4,829)
   Accumulated other comprehensive income                (515)       (898)
                                                     --------    --------
      Total Stockholders' Equity                      393,419     301,241

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $782,537    $601,063
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Thousands of dollars, except per share data)
                                 (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                  --------------------  ---------------------
                                    1998        1997       1998       1997
                                  --------    --------  --------    ---------
OPERATIONS
   Net sales                      $124,683   $126,317    $401,935    $360,706
   Cost of products sold            88,522     96,368     295,235     274,696
                                  --------   --------     -------    --------
                                    36,161     29,949     106,700      86,010

   Selling, general and
      administrative expenses       14,018     11,629      42,374      34,125
                                  --------   --------     -------    --------
   INCOME FROM OPERATIONS           22,143     18,320      64,326      51,885

OTHER INCOME (EXPENSE)
   Interest expense                 (3,330)    (3,132)    (11,689)    (10,286)
   Interest income                      19         21         199          83
   Foreign exchange (loss) gain       (246)       210        (128)        560
                                  --------   --------     --------   --------
                                    (3,557)    (2,901)    (11,618)     (9,643)
                                  --------   --------     --------   --------

   INCOME BEFORE INCOME TAXES       18,586     15,419      52,708      42,242

Income taxes                         5,862      5,204      17,279      14,232

                                  --------   --------    --------    --------
   NET INCOME                     $ 12,724   $ 10,215    $ 35,429    $ 28,010
                                  ========   ========    ========    ========

Net income per common share          $0.54      $0.46       $1.57       $1.36
Net income per common share -
   assuming dilution                 $0.53      $0.45       $1.52       $1.32

Dividends paid per common share      $0.09      $0.08       $0.27       $0.24




See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                             1998      1997
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $35,429    $28,010
   Items not affecting cash:
      Depreciation and amortization                         19,507     14,855
      Foreign exchange loss (gain)                             128       (560)
      Deferred income taxes                                  1,497      1,561
   Changes in operating assets and liabilities             (49,858)   (48,895)
                                                           -------    -------
      NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES     6,703     (5,029)

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (65,017)   (24,036)
   Acquisition of businesses                              (107,780)  (124,547)
                                                           -------   ---------
     NET CASH USED IN INVESTING ACTIVITIES                (172,797)  (148,583)

FINANCING ACTIVITIES
   Dividend payments                                        (6,113)    (5,024)
   Long-term borrowings                                    160,917    172,250
   Payments of long-term debt                              (56,131)  (100,462)
   Purchase of treasury stock                               (7,071)    (1,688)
   Proceeds from exercise of stock options                     604        442
   Sale of common stock                                     68,670     87,231
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             160,876    152,749

Effect of exchange rate changes on cash and
     cash equivalents                                         (675)      (189)

                                                           -------    -------
Decrease in cash and cash equivalents                       (5,893)    (1,052)

Cash and cash equivalents at beginning of period            13,193      7,818
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 7,300    $ 6,766
                                                           =======    =======

See notes to condensed Consolidated Financial Statements

Part I      Financial Information
Item 1      Financial Statements



                                  OM GROUP, INC.
            Notes to Condensed Consolidated Financial Statements (Unaudited)
                                September 30, 1998


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

            In June, 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company adopted SFAS No. 130 in the first quarter of fiscal year 1998. The Company's comprehensive income for the nine months ended September 30, 1998, which includes net income of $35,429 and foreign currency translation gains of $383, did not differ materially from net income.

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

Part I      Financial Information
Item 1      Financial Statements

Note B      Inventories

            Inventories consist of the following (in thousands):

                                                 September 30,      December 31,
                                                      1998              1997
                                                    --------          --------

            Raw materials and supplies              $100,429          $110,477
            Finished goods                           126,707           107,989
                                                    --------          --------
                                                     227,136           218,466
            LIFO reserve                              17,167               735
                                                    --------          --------
            Total inventories                       $244,303          $219,201
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

Part I      Financial Information
Item 1      Financial Statements

            In April, 1998, the Company acquired the carbothermal reduction technology and related assets of Dow Chemical Company for approximately $12.5 million, plus a conditional amount up to $20 million based upon the achievement of certain performance targets, which would be paid at the end of five years. This acquisition will complement the Company's present tungsten recycling capability, allow it to better serve its existing customer base in the hard metal tool industry, and provide for the possibility of expanding this technology to other metal powders and product applications.

            The acquisitions were initially financed through bank borrowings.
            In July, 1998, the Company sold 1,750,000 shares of common stock in a public offering; the majority of the net proceeds of $68.7 million were used to pay down a portion of the debt incurred in the
            aforementioned acquisitions.   Had these shares been issued at the
            dates of acquisition, net income per common share assuming dilution for the three and nine months ended September 30, 1998 would have been $.53 and $1.51 per share, respectively.


Note E      Computation of Earnings per Share

            The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (in thousands, except per share data):


                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         -------------------  ------------------
                                            1998       1997     1998      1997
                                           -------    ------   -------   -------

           Net income                      $12,724   $10,215   $35,429   $28,010
                                           =======    ======    ======    ======

           Weighted average number
              of shares outstanding         23,602    22,087    22,587    20,551
           Dilutive effect of stock
              options                          630       757       701       721
                                           -------    ------   -------   -------
           Weighted average number of
              shares outstanding -
              assuming dilution             24,232    22,844    23,288    21,272
                                           =======    ======    ======    ======

           Net income per common share        $.54      $.46     $1.57     $1.36
                                              ====      ====     =====      ====
           Net income per common share -
              assuming dilution               $.53      $.45     $1.52     $1.32
                                              ====      ====     =====      ====

Part I      Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations
            Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

            Net sales for the three months ended September 30, 1998 were $124.7 million, a decrease of 1.3% compared to the same period for 1997. The decrease in sales resulted principally from a decline in cobalt, nickel, and copper raw material prices, which resulted in lower product selling prices, offset by the acquisition of Fidelity.

            The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                           Market Price Ranges per Pound
                                         Three Months Ended September 30,
                                      ----------------------------------------
                                            1998                    1997
                                            ----                    ----

            Cobalt - 99.3% Grade      $17.50 to $19.83        $19.18 to $20.43
            Nickel                    $ 1.83 to $ 2.05        $ 2.89 to $ 3.09
            Copper                    $ 0.72 to $ 0.80        $ 0.94 to $ 1.14

            The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                    Three Months Ended September 30,  Percentage
            (in millions of pounds)       1998           1997           Change
                                          ----           ----           ------

            Carboxylates                  15.6           13.4           16.4 %
            Salts                         21.1           15.9           32.7 %
            Powders                        9.7           10.3           (5.8)%
                                          ----           ----           ------
                                          46.4           39.6           17.2 %
                                          ====           ====           ======

            The increase in physical volume of carboxylate products sold primarily reflects 1.6 million pounds of product sold as a result of the Dussek acquisition and increased sales of PVC additives. The increase in physical volume of salt products sold primarily reflects an increase of 8.0 million pounds as a result of the Fidelity acquisition and a decrease of 2.5 million pounds as a result of continuing deemphasis of lower margin nickel sulfate products. The decrease in physical volume of powder products sold reflects a decline in copper powders.

Part I      Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            Gross profit increased to $36.2 million for the three month period ended September 30, 1998, a 20.7% increase over the same period in 1997. The improvement in gross profit was primarily the result of the acquisitions of Fidelity and Dussek. Cost of products sold decreased to 71.0% of net sales for the three months ended September 30, 1998 compared to 76.3% of net sales during the same period of 1997, primarily because of lower cobalt, nickel, and copper market prices, and improved product mix.

            Selling, general and administrative expenses increased to 11.2% of net sales for the third quarter of 1998 compared to 9.2% of net sales in the same period in 1997, due to the acquisition of Fidelity and its relatively higher selling, administrative, and research expenses per dollar of sales, and to the decline in net sales resulting from lower cobalt, nickel, and copper prices.

            Other expense for the third quarter of 1998 was $3.6 million compared to $2.9 million in 1997, due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of the acquisition of Fidelity.

            Income taxes as a percentage of income before tax decreased to 31.5% for the third quarter of 1998 from 33.8% in the same period in 1997. The lower effective tax rate than in the prior year was due primarily to higher pretax income earned in the relatively low statutory tax countries of Finland and Malaysia.

            Net income for the three month period ended September 30, 1998 was $12.7 million, an increase of $2.5 million from the same period in 1997, due to the aforementioned factors.


            Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

            Net sales for the nine months ended September 30, 1998 were $401.9 million, an increase of 11.4% compared to the same period for 1997. The increase in sales resulted principally from an increase in physical volume of products sold and the acquisition of Fidelity, which offset a decline in the Company's product prices resulting from lower cobalt , nickel, and copper market prices.

            The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

Part I      Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                                           Market Price Ranges per Pound
                                         Three Months Ended September 30,
                                      ----------------------------------------
                                            1998                    1997
                                            ----                    ----

            Cobalt - 99.3% Grade      $17.50 to $21.18        $17.50 to $22.23
            Nickel                    $ 1.83 to $ 2.69        $ 2.88 to $ 3.66
            Copper                    $ 0.72 to $ 0.85        $ 0.94 to $ 1.20

            The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                    Nine Months Ended September 30,  Percentage
            (in millions of pounds)       1998           1997           Change
                                          ----           ----           ------

            Carboxylates                  46.3           38.1           21.5%
            Salts                         65.3           46.0           42.0%
            Powders                       31.0           28.1           10.3%
                                         -----          -----           -----
                                         142.6          112.2           27.1%
                                         =====          =====           =====


            The increase in physical volume of carboxylate products reflects 4.4 million pounds of product sold as a result of the Dussek acquisition. The increase in physical volume of salt products sold reflects an increase of 22.4 million pounds of nickel salt products sold as a result of the Fidelity acquisition and a decrease of 5.8 million pounds as a result of continuing deemphasis of lower margin nickel sulfate products. The increase in physical volume of powder products sold reflects 2.2 million pounds of copper powder products sold as a result of the acquisition of SCM Metal Products, Inc., which occurred at the end of January, 1997, and for which in 1998 there were nine months of sales.

            Gross profit increased to $106.7 million for the nine month period ended September 30, 1998, a 24.1% increase over the same period in 1997. The improvement in gross profit was primarily the result of the acquisitions of Fidelity and Dussek and higher physical volumes of product sold. Cost of products sold decreased to 73.5% of net sales for the nine months ended September 30, 1998 compared to 76.2% during the same period of 1997, primarily because of lower cobalt, nickel, and copper market prices and improved product mix.

Part I      Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            Selling, general and administrative expenses increased to 10.5% of net sales for the first nine months of 1998 from 9.5% of net sales for the same period in 1997, due to the acquisition of Fidelity and its relatively higher selling, administrative, and research expenses per dollar of sales, and to the decline in net sales resulting from lower cobalt, nickel, and copper market prices.

            Other expense in 1998 was $11.6 million compared to $9.6 million in 1997, due primarily to increased interest expense on higher outstanding borrowings, as a result of the acquisition of Fidelity.

            Income taxes as a percentage of income before tax decreased to 32.8% as compared to 33.7% during the same period in 1997. The lower effective tax rate than in the prior year was due primarily to higher pretax income earned in the relatively low statutory tax countries of Finland and Malaysia.

            Net income for the nine month period ended September 30, 1998 was $35.4 million, an increase of $7.4 million from the same period in 1997, due to the aforementioned factors.


            Liquidity and Capital Resources

            During the nine month period ended September 30, 1998, the Company's net working capital increased by approximately $53 million, compared to December 31, 1997. This increase was primarily the result of additional working capital associated with acquisitions and the timing in payment or receipt of certain payables and receivables. Capital expenditures increased in 1998, primarily due to expansion at various plant facilities, acquisition of the Dow product line (Note D), and the smelter construction project in Lumbumbashi, Democratic Republic of Congo. These increased cash needs were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

            In July, 1998, the Company sold 1,750,000 shares of common stock in a public offering. The net proceeds of the offering, in the amount of $68.7 million, were used to pay down a portion of the debt incurred in connection with the 1998 acquisitions.

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

            The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. The following table summarizes the Company's progress on these Year 2000 phases, with respect to 1) the nature and potential effects of the Year 2000 on information (IT) and non-IT systems; 2) status of progress in becoming Year 2000 ready for both IT and non-IT systems, including estimated timetable for completion of each phase; and 3) nature and level of importance of third parties and their exposure to the Year 2000.


            Exposure Type                           Resolution Phases
            ----------------------     -----------------------------------------
                                        Assess     Remedi-              Imple-
                                        -ment       ation    Testing   mentation
                                       --------   --------   --------  ---------
            INFORMATION SYSTEMS
            ------------------------

              % Complete at 9/30/98         95%        80%        75%       75%
              Expected Completion Date    Dec 1998  Jun 1999  Jul 1999  Sep 1999

            NON-INFORMATION SYSTEMS
            ------------------------

            Production and
            Manufacturing Systems
              % Complete at 9/30/98        100%        90%        75%       60%
              Expected Completion Date    Sep 1998  Jun 1999  Jul 1999  Sep 1999

            Products
              % Complete at 9/30/98        100%        N/A        N/A       N/A
              Expected Completion Date   Sep 1998

Part I      Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            THIRD PARTIES
            ------------------------

            System Interface
              % Complete at 9/30/98         95%        N/A        N/A       N/A
              Expected Completion Date   Dec 1998

            Other Material Exposures
              % Complete at 9/30/98        100%        N/A        N/A       N/A
              Expected Completion Date   Sep 1998


            This project will be completed using a combination of existing internal and external resources. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. Of the total project cost, approximately $.8 million is attributable to a new software purchase, which has been capitalized. The remaining $1.7 million, which is being expensed as incurred, is not expected to have a material effect on the results of operations of the Company.

            Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may not be able to take customer orders, manufacture and ship products, invoice customers and collect payments. Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.
            The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

            The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.


            Euro Conversion

            The Company presently believes that with modifications to existing computer software and conversions to new software, the Euro Conversion Issue will not pose significant operational problems to its normal business activities.

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

            There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 5, 1998                   OM GROUP, INC.




                                ____________________________________
                                James M. Materna
                                Chief Financial Officer
                                (Duly authorized signatory of OM Group, Inc.)

                        Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Cleveland, Ohio
November 5, 1998

                  Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 5, August 6, and November 5, 1998, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarters ended March 31, June 30, and September 30, 1998:

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

Cleveland, Ohio
November 5, 1998