Form 10-K
period 1998-12-31
OM GROUP INC
filed 1999-03-24
CIK 899723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 1O-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to

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

                    50 PUBLIC SQUARE
                  3500 TERMINAL TOWER
                    CLEVELAND, OHIO                                             44113-2204
        (Address of principal executive offices)                                (Zip Code)

                                  216-781-0083
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                  TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
                  -------------------                           -----------------------------------------
        Common Stock, par value $0.01 per share                          New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   [ ] No

     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NYSE) on March 11, 1999 was approximately $736,281,116.

     As of March 11, 1999, there were 23,703,215 shares of Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 4, 1999 are incorporated by reference.

TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1.    Business....................................................      2
Item 2.    Properties..................................................      4
Item 3.    Legal Proceedings...........................................      5
Item 4.    Submission of Matters to a Vote of Security Holders.........      5

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      6
Item 6.    Selected Financial Data.....................................      6
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      6
Item 7a.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     11
Item 8.    Financial Statements and Supplementary Data
           Report of Independent Auditors..............................     12
           Consolidated Balance Sheets as of December 31, 1998 and
           1997........................................................     13
           Statements of Consolidated Income for the years ended
           December 31, 1998, 1997 and 1996............................     14
           Statements of Consolidated Stockholders' Equity for the
           years ended
           December 31, 1998, 1997 and 1996............................     15
           Statements of Consolidated Cash Flows for the years ended
           December 31, 1998, 1997 and 1996............................     16
           Notes to Consolidated Financial Statements..................     17

PART III
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     28
Item 10.   Directors and Executive Officers of the Registrant..........     28
Item 11.   Executive Compensation......................................     28
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     28
Item 13.   Certain Relationships and Related Transactions..............     28

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     29
           Signatures..................................................     32

                                     PART I

ITEM 1. BUSINESS

GENERAL
OM Group, Inc. (the Company) is a leading international producer and marketer of value-added metal-based specialty chemicals and powders. The Company supplies more than 400 different product offerings -- principally categorized as metal carboxylates, inorganic metal salts, and metal powders for diverse applications to more than 25 industries. Metal carboxylates are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Metal salts are used in a wide variety of end products including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. Typically, the Company's products represent a small portion of the customer's total cost of manufacturing or processing, but are critical to the customer's product performance.

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

CUSTOMERS
The Company serves over 1,500 customers with no single customer accounting for 10% or more of the Company's net sales. During 1998, approximately 52% of the Company's net sales were to customers in the Americas, 32% were to customers in Europe and 16% were to customers in Asia-Pacific.

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

Raw material cost increases and/or contractual commitments can result in higher working capital needs. The Company has had sufficient cash availability and borrowing capacity to finance higher working capital as needed.

RESEARCH AND DEVELOPMENT
The Company's research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements. New products include new chemical formulations, concentrations of various components, product forms and packaging methods. Research and development expenses were approximately $10.4 million, $6.7 million, and $3.8 million for 1998, 1997, and 1996, respectively. In connection with the acquisition of Auric Corporation (Fidelity), research and development expenses increased in 1998 and are anticipated to increase at a rate of approximately 5% per annum.

The Company's research staff of 83 full time persons conducts carboxylate, metal salts and powders research and development at the Company's laboratories located in Westlake, Ohio; Research Triangle Park, North Carolina; Newark, New Jersey; and Kokkola, Finland. The Company's Finnish facility also maintains a research agreement with Outokumpu Research Oy.

PATENTS AND TRADEMARKS
The Company holds approximately 170 patents related to the manufacturing, processing and use of metallo-organic and metal-based compounds. In addition, the Company has the right to use, and in certain instances license and sell, technology covered by 16 patents in the areas of hydrometallurgical processes, solvent extraction, agitators and metal powders. The Company does not consider any single patent to be material to its business as a whole.

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

Annual environmental compliance costs were approximately $3.2 million in 1998. Such ongoing expenses include costs relating to waste water analysis and disposal, hazardous and non-hazardous solid waste analysis and disposal, sea water control, air emissions control, soil and groundwater clean-up and monitoring and related staff costs. The Company anticipates that it will continue to incur costs and make expenditures at moderately increasing levels for the foreseeable future in light of the fact that environmental laws and regulations are becoming increasingly stringent, including the likely lowering of permissible discharge limits.

The Company has also incurred capital expenditures of approximately $1.1 million in 1998 in connection with environmental compliance. The Company anticipates that capital expenditure levels for such purposes will increase to approximately $3.1 million in 1999, as it continues to modify on an ongoing, regular basis, certain of its processes which may have an environmental impact.

Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly from those currently anticipated. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the

Company believes that the ultimate aggregate cost to the Company of environmental remediation as well as other legal proceedings arising in the normal course of business, will not result in a material adverse effect upon its financial condition or results of operations.

EMPLOYEES
At December 31, 1998, the Company had 988 full-time employees of which 626 were located in the United States, 29 in Canada, 254 in Finland, 36 in Western Europe and 43 in Asia-Pacific. Employees at the Company's facilities in Newark, New Jersey; Research Triangle Park, North Carolina; Franklin, Pennsylvania; St. George, Utah; Kuching, Malaysia; and Ezanville, France are non-unionized. Employees at the Company's facilities in Kokkola, Finland are members of several national workers' unions under various union agreements. Generally, such union agreements have two-year terms. Employees at the Johnstown, Pennsylvania facility are members of the United Steelworkers of America Union. The Johnstown union agreement has a term of 5 years expiring in June of 2003. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The Belleville union agreement has a term of five years expiring in May, 2003. The Company believes relations with its employees are good.

INTERNATIONAL OPERATIONS
Financial information related to international operations is contained in Note I on page 26 of this report.

The Company's products are manufactured at facilities located in Belleville, Canada; Kokkola, Finland; Ezanville, France; Kuching, Malaysia; Newark, New Jersey; Research Triangle Park, North Carolina; Franklin, Pennsylvania; Johnstown, Pennsylvania; and St. George, Utah. The Company conducts its marketing and sales primarily from its offices in Dusseldorf, Germany; Research Triangle Park, North Carolina; Westlake, Ohio; Newark, New Jersey; and Taipei, Taiwan.

Although most of the Company's raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company's operating results and net income. Specifically, when the Finnish Markka has weakened against the U. S. Dollar, there has been a net favorable effect on the Company due to lower operating expenses and lower net balance sheet liabilities when translated into U. S. Dollars. The reverse has been true when the Finnish Markka strengthened against the U. S. Dollar. During 1998, in order to partially hedge the balance sheet exposure to fluctuating rates, the Company entered into forward contracts to purchase Finnish Markka. With the conversion of the Finnish Markka to the euro as of January 1, 1999, the Company now enters into forward contracts to purchase euro.

ITEM 2. PROPERTIES
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. The land on which the Kokkola plant is located is leased with a remaining term of 92 years. The land on which the St. George, Utah plant is located is leased with a remaining term, including options, of 46 years. Otherwise, the real properties comprising the Company's manufacturing facilities are owned by the Company.

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

Certain information regarding the Company's primary offices, research and product development and manufacturing facilities is set forth below:

                                                                                  APPROXIMATE    LEASED/
              LOCATION                            FACILITY FUNCTION               SQUARE FEET     OWNED
              --------                            -----------------               -----------    -------
AMERICAS:
Newark, New Jersey                     Manufactures salts                            21,000       owned
                                       Marketing and administration offices           6,000       owned
                                       Research and development facility              5,000       owned
Research Triangle Park,                Manufactures powders                          83,500       owned
  North Carolina                       Marketing and administration offices          15,500       owned
                                       Research and development facility             27,900       owned
Cleveland, Ohio                        Corporate headquarters                        14,700      leased
                                       Pilot plant facility                          11,400      leased
Westlake, Ohio                         Research and development facility             27,500       owned
                                       Marketing and administration offices          10,000       owned
Belleville, Ontario                    Manufactures carboxylates                     33,000       owned
Franklin, Pennsylvania                 Manufactures carboxylates and salts          230,000       owned
Johnstown, Pennsylvania                Manufactures powders                         156,400       owned
St. George, Utah                       Manufactures salts                            76,000       owned

EUROPE:
Kokkola, Finland                       Manufactures carboxylates, salts and         470,000       owned
                                       powders
Ezanville, France                      Manufactures carboxylates                     50,000       owned
Dusseldorf, Germany                    Marketing and administration offices           4,800      leased

ASIA-PACIFIC:
Kuching, Malaysia                      Manufactures salts                            20,000       owned
                                       Marketing and administration office            5,000       owned
Taipei, Taiwan                         Marketing and administration office            4,000      leased

ITEM 3. LEGAL PROCEEDINGS
Manufacturers of specialty chemical products, including the Company, are subject to various legal and administrative proceedings incidental to such business. In the opinion of the Company, disposition of all suits and claims should not in the aggregate have a material adverse effect on the Company's business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT
There is set forth below the name, age, positions and offices held by each of the Company's executive officers as of March 19, 1999, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

James P. Mooney -- 51
- Chairman and Chief Executive Officer, 1994

Eugene Bak -- 65
- President and Chief Operating Officer, 1994

James M. Materna -- 53
- Chief Financial Officer, 1992

Thomas E. Fleming -- 53
- Corporate Vice President, Chief Marketing Officer, 1997
- President, OMG Americas, Inc., 1994 (chemical manufacturer, subsidiary of registrant)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The information relating to the recent price and dividend history of the Company's Common Stock is contained in Note J on page 27 of this report. The Company's Common Stock is traded on the New York Stock Exchange. As of March 11, 1999, the Company had approximately 16,000 shareholders.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                  1998      1997      1996      1995      1994
     (IN MILLIONS, EXCEPT PER SHARE DATA)        ------    ------    ------    ------    ------
INCOME STATEMENT DATA:
Net sales......................................  $521.2    $487.3    $388.0    $361.0    $251.3
Gross profit...................................   145.0     117.4      84.0      74.6      60.6
Selling, general and administrative expenses...    58.1      46.8      32.6      30.6      25.4
Income from operations.........................    86.9      70.6      51.4      44.0      35.2
Other expense -- net...........................   (15.6)    (12.6)     (7.0)     (5.5)     (4.1)
Net income.....................................  $ 48.4    $ 38.4    $ 30.0    $ 25.9    $ 20.7
Net income per common share....................  $ 2.11    $ 1.84    $ 1.61    $ 1.39    $ 1.11
Net income per common share -- assuming
  dilution.....................................  $ 2.05    $ 1.78    $ 1.56    $ 1.36    $ 1.09
Dividends declared and paid per common share...  $ 0.36    $ 0.32    $ 0.28    $ 0.24    $ 0.19
BALANCE SHEET DATA:
Total assets...................................  $870.7    $601.1    $443.5    $358.0    $278.0
Long-term debt (excluding current portion).....   310.0     170.3     109.3      89.8      46.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report.

Set forth below is summary consolidated information of the Company:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
              (THOUSANDS OF DOLLARS)                 --------    --------    --------
INCOME STATEMENT DATA:
Net sales..........................................  $521,226    $487,296    $387,999
Gross profit.......................................   144,952     117,363      83,974
Selling, general and administrative expenses.......    58,028      46,791      32,553
                                                     --------    --------    --------
Income from operations.............................    86,924      70,572      51,421
Other expense -- net...............................   (15,600)    (12,595)     (7,018)
Income taxes.......................................   (22,966)    (19,534)    (14,356)
                                                     --------    --------    --------
Net income.........................................  $ 48,358    $ 38,443    $ 30,047
                                                     ========    ========    ========
PRODUCTS SOLD (millions of pounds):
Carboxylates.......................................      60.5        50.3        43.1
Salts..............................................      89.3        61.0        50.7
Powders............................................      40.4        38.6         2.9
                                                     --------    --------    --------
Total..............................................     190.2       149.9        96.7
                                                     ========    ========    ========

RESULTS OF OPERATIONS
1998 Compared to 1997
Net sales for 1998 were $521.2 million, an increase of 7.0% compared to 1997. The increase in sales resulted principally from the acquisition of Auric Corporation (Fidelity) and an increase in physical volume of products sold, which offset a decline in the Company's product prices resulting from decreasing cobalt, nickel and copper market prices.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                                MARKET PRICE RANGES PER POUND
                                                   YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                                   1998                1997
                                             ----------------    ----------------
Cobalt -- 99.3% Grade....................    $ 8.85 TO $21.18    $17.50 to $22.23
Nickel...................................    $ 1.71 TO $ 2.69    $ 2.66 to $ 3.66
Copper...................................    $ 0.65 TO $ 0.85    $ 0.77 to $ 1.20

The Company generally passes through to its customers increases and decreases in raw material prices by increasing and decreasing, respectively, the prices of its products. Cobalt 99.3% market prices (per pound) dropped from approximately $18 at September 30, 1998, to $8.85 by December 31, 1998, and have since rebounded to approximately $17 during the first quarter of 1999. When raw material prices decrease precipitously, the Company's LIFO inventory value may exceed the value at which the inventory can be sold (i.e., LIFO inventory costs may exceed market). Consequently, the Company evaluates its inventory carrying value to state it at the lower of cost or market. At December 31, 1998, no adjustment to carrying value was needed, as the market value of the inventory exceeded LIFO cost.

Pounds of product sold by the Company were 190.2 million pounds during 1998 compared to 149.9 million pounds in 1997. The increase in carboxylate products sold was primarily the result of the acquisition of Dussek Campbell Limited (Dussek) and increases in sales of cobalt carboxylates and PVC additives. In the salts category, the increase was due to the acquisition of Fidelity as overall nickel salt volumes, excluding Fidelity, declined due primarily to a decrease in the sales of lower margin nickel sulfate products. The increase in physical volume of powder products reflects the introduction of tungsten powders during 1998 and overall growth in cobalt extra fine powders, which offset a decrease in copper powder volumes related to slowness in the aerospace and agricultural equipment business areas.

Gross profit increased to $145.0 million in 1998, a 23.5% increase from 1997. The improvement in gross profit was primarily the result of the acquisitions of Fidelity and Dussek, an increased contribution from higher value-added products, and higher physical volume excluding the decrease in lower margin nickel sulfate products. Cost of products sold decreased to 72.2% of net sales for the year ended 1998 from 75.9% of net sales in 1997 primarily because of lower cobalt, nickel and copper market prices, which declined more rapidly than selling prices, improved product mix and the acquisitions of Fidelity and Dussek.

Selling, general and administrative expenses increased to 11.1% of net sales in 1998 from 9.6% of net sales in 1997, due to the acquisition of Fidelity and its relatively higher selling, administrative, and research expenses per dollar of sales, and to the decline in net sales resulting from lower cobalt, nickel and copper prices.

Other expense-net was $15.6 million in 1998 compared to $12.6 million in 1997 due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of the acquisitions of Fidelity and Dussek.

Income taxes as a percentage of income before income taxes decreased to 32.2% in 1998 from 33.7% in 1997. The lower effective tax rate was due primarily to higher income earned in the relatively low statutory tax countries of Finland and Malaysia, offsetting the impact of non-tax deductible goodwill related to the acquisitions of Fidelity and Dussek.

Net income for 1998 was $48.4 million, an increase of $9.9 million from 1997, primarily due to the aforementioned factors.

1997 Compared to 1996
Net sales for 1997 were $487.3 million, an increase of 25.6% compared to 1996. The increase in sales resulted principally from the January, 1997 acquisition of SCM Metal Products, Inc. (SCM) and an increase in physical volume of products sold, which offset a decline in the Company's product prices resulting from decreasing cobalt market prices.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                                MARKET PRICE RANGES PER POUND
                                                   YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                                   1997                1996
                                             ----------------    ----------------
Cobalt -- 99.3% Grade....................    $17.50 to $22.23    $18.40 to $28.58
Nickel...................................    $ 2.66 to $ 3.66    $ 2.92 to $ 3.78
Copper...................................    $ 0.77 to $ 1.20    $  .84 to $ 1.29

Pounds of product sold by the Company were 149.9 million pounds during 1997 compared to 96.7 million pounds in 1996. The increase in carboxylate products sold resulted from higher sales in all market regions. The increase in physical volume of salt and powder products sold primarily reflects the addition of copper salt and powder products sold, as a result of the SCM acquisition.

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

Other expense-net was $12.6 million in 1997 compared to $7.0 million in 1996 due primarily to increased interest expense on higher outstanding borrowings associated with the acquisition of SCM, offset by gains on foreign exchange.

Income taxes as a percentage of income before income taxes increased to 33.7% in 1997 from 32.3% in 1996 due primarily to the non-tax deductible goodwill related to the acquisition of SCM.

Net income for 1997 was $38.4 million, an increase of $8.4 million from 1996, primarily due to the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES
During 1998, the Company's net working capital increased by approximately $78 million. This increase was primarily the result of provisional payments made on Zambia Consolidated Copper Mines Limited cobalt-copper concentrate, purchased in the fourth quarter, 1998 (see Note H) and approximately $25 million in acquisition working capital. Capital expenditures increased in 1998, primarily due to expansion at various plant facilities and the smelter construction project in Lumbumbashi, Democratic Republic of Congo. These increased cash needs were funded through additional borrowings under the Company's revolving credit facility, an equity offering and cash generated by operations.

In July, 1998, the Company sold 1,750,000 shares of common stock in a public offering. A portion of the net proceeds of the offering, in the amount of $68.7 million, was used to pay down a portion of the debt incurred in connection with the 1998 acquisitions.

In January, 1999, the Company's revolving credit facility was revised to increase available credit to $325 million to finance the purchase of cobalt-copper concentrate, and to expand its sources of capital by adding three new institutions. Subject to several limitations in its credit facilities, the Company may incur additional borrowings under this facility to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

The Company believes that it will have sufficient cash generated by operations and through its credit facility to provide for its future working capital and capital expenditure requirements and to pay quarterly dividends on its common stock, subject to the Board's discretion. In February, 1999, the Board of Directors authorized an increase in quarterly dividends to $.10 per share.

The Company has ongoing capital expenditure programs to improve its processing technology and plant and equipment, and to expand capacity to accommodate future growth. The Company anticipates that capital spending, exclusive of acquisitions or joint ventures, will approximate $35 million for 1999.

Although most of the Company's raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices will affect the Company's operating results and net income (see page 4 -- International Operations).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company, as a result of its global operating and financial activities, is exposed to changes in commodity prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates through its regular operating and financing activities.

The primary raw materials used by the Company in manufacturing its products are cobalt, nickel and copper. While nickel and copper are worldwide commodities and generally available, cobalt availability can be more uncertain. The Company's supply of cobalt has historically been sourced primarily from the Democratic Republic of Congo, Australia, Finland and Zambia. Although the Company has never experienced a material shortage of cobalt, production problems and political and civil instability in certain supplier countries may affect the supply and market price of cobalt. If a substantial interruption should occur in supply from a primary source, there is no assurance that the Company would be able to obtain as much cobalt from other sources as would be necessary to satisfy the Company's requirements at prices comparable to its current arrangements. The Company attempts to mitigate changes in prices and availability by maintaining adequate inventories and long-term supply relationships with a variety of producers. The cost of raw materials fluctuates due to both actual and perceived changes in supply and demand. Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company principally depends on the Company's ability to maintain the differential between its product prices and product costs. Substantial, sustained reductions in the price of raw materials, particularly cobalt, could also result in the Company's inventory being written down to market value (see Results of Operations, 1998 Compared to 1997).

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company predominantly utilizes U.S. Dollar denominated borrowings to fund its working capital and investment needs. The majority of the Company's borrowings are in variable rate instruments. The Company enters into interest rate swap agreements to convert a portion of the variable rate instruments to fixed rate contracts over typically a three year period. There is an inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note D). The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company's long term-debt.

                                                           EXPECTED MATURITY DATE
                                 --------------------------------------------------------------------------
                                          DECEMBER 31, 1998
                                 ------------------------------------                                FAIR
                                 1999    2000    2001    2002    2003    THEREAFTER     TOTAL       VALUE
    (THOUSANDS OF DOLLARS)       ----    ----    ----    ----    ----    ----------    --------    --------
Long-term debt, including
  current portion
  Fixed rate...................          $ 20    $ 20    $ 20    $ 20     $ 60,124     $ 60,204    $ 60,204
  Average interest rate........           4.0%    4.0%    4.0%    4.0%         7.1%
  Variable rate................  $141                                     $249,760     $249,901    $249,901
  Average interest rate........   1.0%                                         6.1%

In addition to the United States, the Company has manufacturing and other facilities in Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company's raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company's operating results and net income (see page 4 -- International Operations).

YEAR 2000
Based on ongoing reviews of the Company's systems, the Company presently believes that with modifications to existing computer software and conversions to new software, the Year 2000 Issue will not pose significant operational problems to its normal business activities.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. The following table summarizes the Company's progress on these Year 2000 phases, with respect to: 1) the nature and potential effects of the Year 2000 on information (IT) and non-IT systems; 2) the status of the Company's progress in becoming Year 2000 ready for both IT and non-IT systems, including estimated timetable for completion of each phase; and 3) third parties and their exposure to the Year 2000.

                                                           RESOLUTION PHASES
                                        -------------------------------------------------------
            EXPOSURE TYPE               ASSESSMENT    REMEDIATION    TESTING     IMPLEMENTATION
            -------------               ----------    -----------    --------    --------------
INFORMATION SYSTEMS
  % Complete at 12/31/98..............     85%            75%          75%            75%
  Expected Completion Date............   Apr 1999      Jun 1999      Jul 1999       Sep 1999
NON-INFORMATION SYSTEMS
Production and Manufacturing Systems
  % Complete at 12/31/98..............     100%           85%          75%            70%
  Expected Completion Date............   Sep 1998      Jun 1999      Jul 1999       Sep 1999
Products
  % Complete at 12/31/98..............     100%           N/A          N/A            N/A
  Expected Completion Date............   Sep 1998
THIRD PARTIES
System Interface
  % Complete at 12/31/98..............     95%            N/A          N/A            N/A
  Expected Completion Date............   Apr 1999
Other Material Exposures
  % Complete at 12/31/98..............     100%           N/A          N/A            N/A
  Expected Completion Date............   Sep 1998

This project will be completed using a combination of existing internal and external resources. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. As of December 31, 1998, approximately $1.1 million had been incurred. Of the total project cost, approximately $.8 million is attributable to a new software purchase, which has been capitalized. The remaining $1.7 million, which is being expensed as incurred, is not expected to have a material effect on the results of operations of the Company.

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

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program, but does not believe that lack of completion would materially disrupt its operations. The Company plans to evaluate the status of completion in April 1999 and determine whether such a plan is necessary.

EURO CONVERSION
The Company has converted and/or installed the necessary software modifications and is successfully operating in the post-euro conversion European economy since the introduction of the euro currency on January 1, 1999.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, copper and nickel; (b) demand for metal-based specialty chemicals in the mature markets in the United States and Europe; (c) demand for metal-based specialty chemicals in Asia-Pacific and other less mature markets; (d) the effect of non-currency risks of investing in and conducting operations in foreign countries, together with fluctuations in currency exchange rates upon the Company's international operations, including those relating to political, social, economic and regulatory factors; and (e) the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 Issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 9 and 10 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. as of December 31, 1998 and 1997, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 12, 1999

CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
         (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)            --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,750    $ 13,193
  Accounts receivable, less allowance of $1,390 in 1998 and
     $680 in 1997...........................................    80,906      80,602
  Inventories...............................................   283,264     219,201
  Refundable taxes..........................................    15,673
  Other current assets......................................    32,648       9,913
                                                              --------    --------
TOTAL CURRENT ASSETS........................................   420,241     322,909
Property, plant and equipment:
  Land......................................................     4,241       2,867
  Buildings and improvements................................    80,148      53,468
  Machinery and equipment...................................   242,137     162,938
  Furniture and fixtures....................................    12,242      10,455
                                                              --------    --------
                                                               338,768     229,728
  Less accumulated depreciation.............................    93,423      74,112
                                                              --------    --------
                                                               245,345     155,616
Other assets:
  Goodwill and other intangible assets, less accumulated
     amortization of $13,510 in 1998 and $8,296 in 1997.....   188,486     116,751
  Other assets..............................................    16,647       5,787
                                                              --------    --------
TOTAL ASSETS................................................  $870,719    $601,063
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    141    $    219
  Short-term debt...........................................     2,000
  Accounts payable..........................................    76,412      67,521
  Accrued income taxes......................................                 9,532
  Deferred income taxes.....................................    20,271       8,628
  Other accrued expenses....................................    20,743      14,782
                                                              --------    --------
TOTAL CURRENT LIABILITIES...................................   119,567     100,682
Long-term debt..............................................   309,964     170,334
Deferred income taxes.......................................    29,950      20,555
Other long-term liabilities.................................     7,095       8,251
Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized 2,000,000 shares; no shares issued or
     outstanding
  Common stock, $.01 par value:
     Authorized 60,000,000 shares; issued 23,959,346 shares
     in 1998 and 22,209,346 shares in 1997..................       240         222
  Capital in excess of par value............................   258,085     189,281
  Retained earnings.........................................   155,691     117,465
  Treasury stock (234,847 shares in 1998 and 142,720 shares
     in 1997, at cost)......................................    (8,494)     (4,829)
  Accumulated other comprehensive income....................    (1,379)       (898)
                                                              --------    --------
TOTAL STOCKHOLDERS' EQUITY..................................   404,143     301,241
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $870,719    $601,063
                                                              ========    ========

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1998        1997        1996
      (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)         --------    --------    --------
Net sales.................................................  $521,226    $487,296    $387,999
Cost of products sold.....................................   376,274     369,933     304,025
                                                            --------    --------    --------
                                                             144,952     117,363      83,974
Selling, general and administrative expenses..............    58,028      46,791      32,553
                                                            --------    --------    --------
Income from operations....................................    86,924      70,572      51,421
Other income (expense)
Interest expense..........................................   (15,560)    (13,410)     (7,485)
Interest income...........................................       223         100         244
Foreign exchange (loss) gain..............................      (263)        715         223
                                                            --------    --------    --------
                                                             (15,600)    (12,595)     (7,018)
                                                            --------    --------    --------
Income before income taxes................................    71,324      57,977      44,403
Income taxes..............................................    22,966      19,534      14,356
                                                            --------    --------    --------
NET INCOME................................................  $ 48,358    $ 38,443    $ 30,047
                                                            ========    ========    ========
NET INCOME PER COMMON SHARE...............................  $   2.11    $   1.84    $   1.61
                                                            ========    ========    ========
NET INCOME PER COMMON SHARE -- ASSUMING DILUTION..........  $   2.05    $   1.78    $   1.56
                                                            ========    ========    ========
CASH DIVIDENDS PAID PER COMMON SHARE......................  $    .36    $    .32    $    .28
                                                            ========    ========    ========

See accompanying notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                              CAPITAL                                OTHER
                                   COMMON    IN EXCESS     RETAINED   TREASURY   COMPREHENSIVE
                                   STOCK    OF PAR VALUE   EARNINGS    STOCK        INCOME        TOTAL
     (THOUSANDS OF DOLLARS)        ------   ------------   --------   --------   -------------   --------
BALANCE AT JANUARY 1, 1996.......   $125      $102,088     $ 61,370   $(2,119)      $   (36)     $161,428
Net income.......................                            30,047                                30,047
Translation adjustment...........                                                      (205)         (205)
                                                                                                 --------
Total comprehensive income.......                                                                  29,842
Non-employee directors'
  compensation...................                  100                                                100
Dividends paid...................                            (5,465)                               (5,465)
Treasury stock purchased.........                                        (742)                       (742)
Issuance of shares under benefit
  plans, including tax benefit...                               (81)      240                         159
Three-for-two stock split........     63           (63)
                                    ----      --------     --------   -------       -------      --------
BALANCE AT DECEMBER 31, 1996.....    188       102,125       85,871    (2,621)         (241)      185,322
Net income.......................                            38,443                                38,443
Translation adjustment...........                                                      (657)         (657)
                                                                                                 --------
Total comprehensive income.......                                                                  37,786
Non-employee directors'
  compensation...................                  198                                                198
Dividends paid...................                            (6,792)                               (6,792)
Treasury stock purchased.........                                      (4,173)                     (4,173)
Issuance of shares under benefit
  plans, including tax benefit...                               (57)    1,965                       1,908
Sale of common stock.............     34        86,958                                             86,992
                                    ----      --------     --------   -------       -------      --------
BALANCE AT DECEMBER 31, 1997.....    222       189,281      117,465    (4,829)         (898)      301,241
Net income.......................                            48,358                                48,358
Translation adjustment...........                                                      (481)         (481)
                                                                                                 --------
Total comprehensive income.......                                                                  47,877
Non-employee directors'
  compensation...................                  133                                                133
Dividends paid...................                            (8,246)                               (8,246)
Treasury stock purchased.........                                      (7,070)                     (7,070)
Issuance of shares under benefit
  plans, including tax benefit...                            (1,886)    3,405                       1,519
Sale of common stock.............     18        68,671                                             68,689
                                    ----      --------     --------   -------       -------      --------
BALANCE AT DECEMBER 31, 1998.....   $240      $258,085     $155,691   $(8,494)      $(1,379)     $404,143
                                    ====      ========     ========   =======       =======      ========

See accompanying notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                 (THOUSANDS OF DOLLARS)                   ---------    ---------    ---------
OPERATING ACTIVITIES
Net income..............................................  $  48,358    $  38,443    $  30,047
Items not affecting cash:
  Depreciation and amortization.........................     25,435       21,225       15,814
  Foreign exchange loss (gain)..........................        263         (715)        (223)
  Deferred income taxes.................................     17,309        5,108        7,841
Changes in operating assets and liabilities:
  Accounts receivable...................................      5,139       (9,435)      11,905
  Inventories...........................................    (75,976)      15,520      (83,482)
  Accounts payable and other accruals...................    (11,387)     (40,837)      34,765
  Other.................................................    (10,283)         637        1,699
                                                          ---------    ---------    ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.....     (1,142)      29,946       18,366
INVESTING ACTIVITIES
Expenditures for property, plant and equipment -- net...    (91,942)     (34,785)     (30,679)
Acquisitions of businesses..............................   (103,253)    (123,718)        (395)
                                                          ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES...................   (195,195)    (158,503)     (31,074)
FINANCING ACTIVITIES
Dividend payments.......................................     (8,246)      (6,792)      (5,465)
Short-term borrowings...................................      2,000
Long-term borrowings....................................    197,773      172,315       33,364
Payments of long-term debt..............................    (63,569)    (114,643)     (15,591)
Purchase of treasury stock..............................     (7,070)      (4,173)        (742)
Proceeds from exercise of stock options.................        719          708          159
Issuance of common stock................................     68,689       86,992
                                                          ---------    ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............    190,296      134,407       11,725
Effect of exchange rate changes on cash and cash
  equivalents...........................................        598         (475)        (297)
                                                          ---------    ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (5,443)       5,375       (1,280)
Cash and cash equivalents at beginning of year..........     13,193        7,818        9,098
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR................  $   7,750    $  13,193    $   7,818
                                                          =========    =========    =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars, except per share amounts)

A. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation -- The consolidated financial statements include the accounts of OM Group, Inc. (the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in joint ventures are accounted for under the equity method.

Inventories -- Inventories are principally stated at the lower of cost or market and valued using the last-in, first-out (LIFO) method.

Property, Plant and Equipment -- Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives ranging from three to forty years, based on the various classes of assets. Long-lived assets are assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable.

Research and Development -- Selling, general and administrative expenses include research and development costs of $10,367, $6,687, and $3,756 in 1998, 1997 and 1996, respectively.

Income Taxes -- Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting arising principally from different depreciation methods and inventory reserves. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.

Foreign Currency Translation -- The functional currency for the Company's Finnish subsidiary is the U.S. Dollar since a majority of its purchases and sales are denominated in U.S. Dollars and it holds a significant intercompany note payable denominated in U.S. Dollars. Accordingly, foreign exchange gains and losses related to assets, liabilities and transactions which are denominated in other currencies (principally the Finnish Markka) are included in results of operations. The Company enters into forward contracts to partially hedge its balance sheet exposure to the Finnish Markka, and accordingly, gains or losses related to the forward contracts are also included in results of operations.

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

Goodwill and Other Intangibles -- Goodwill represents the excess of the purchase price of businesses acquired over the estimated fair market value of the net assets acquired. Other intangibles represent principally patents, trademarks and technology acquired. Goodwill, other intangible assets and capitalized software are being amortized on a straight-line basis over their respective useful lives (five to forty years). Goodwill is assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable.

Cash Equivalents -- For purposes of the statements of consolidated cash flows, all highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Stock Options and Compensation Plans -- The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant and accounts for stock options using the intrinsic value method. Accordingly, compensation expense is not recognized for the stock option grants.

Non-employee members of the Board of Directors are eligible to receive their annual retainer in the form of cash, stock options, or restricted stock. If stock options or restricted stock are elected, the acquisition price is 75% of the fair market value and directors' cash compensation is utilized to acquire the options or restricted stock. Also, directors electing to receive restricted stock receive additional restricted stock equal to 5% of their applied cash compensation. Accordingly, compensation expense is recognized for stock option and restricted share grants elected by eligible directors.

Revenue Recognition -- Revenues are recognized when products are shipped to unaffiliated customers.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Financial Presentation Changes -- Certain amounts for prior years have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements -- In June, 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company must adopt SFAS No. 133 no later than the first quarter of fiscal year 2000; adoption of this Statement is not expected to have a material effect on earnings or the financial position of the Company.

B. INVENTORIES
Inventories consist of the following:

                                                              DECEMBER 31
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
Raw materials and supplies..............................  $ 99,471    $110,477
Finished goods..........................................   123,651     107,989
                                                          --------    --------
                                                           223,122     218,466
LIFO reserve............................................    60,142         735
                                                          --------    --------
          Total inventories.............................  $283,264    $219,201
                                                          ========    ========

C. ACQUISITIONS AND SALE OF COMMON STOCK
The Company acquired Auric Corporation (Fidelity) and Dussek Campbell Limited (Dussek) in January and February, 1998, respectively, for an aggregate amount of approximately $95,000. These acquisitions, which had combined fiscal 1997 sales and net income aggregating approximately $60,000 and $8,200 respectively, have been recorded using the purchase method of accounting. Accordingly, the Company's results of operations reflect the impact of Fidelity and Dussek from their respective dates of acquisition.

In April, 1998, the Company acquired the rapid carbothermal reduction technology and related assets of Dow Chemical Company for approximately $13,000, plus a conditional amount up to $20,000 based upon the achievement of certain performance targets, which would be paid at the end of five years.

The acquisitions were initially financed through bank borrowings. In July, 1998, the Company sold 1,750,000 shares of common stock in a public offering; the majority of the net proceeds of $68,700 were used to pay down a portion of the debt incurred in connection with the aforementioned acquisitions.

Goodwill associated with the aforementioned acquisitions of approximately $74,000 is being amortized on a straight-line basis over a forty-year period.

D. FINANCIAL INSTRUMENTS
Long-term debt consists of the following:

                                                              DECEMBER 31
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
Notes payable to banks..................................  $249,760    $110,000
Notes payable to insurance companies....................    60,000      60,000
Other...................................................       345         553
                                                          --------    --------
                                                           310,105     170,553
Less: Current portion...................................       141         219
                                                          --------    --------
          Total long-term debt..........................  $309,964    $170,334
                                                          ========    ========

At December 31, 1998, the Company had a $250,000 revolving credit facility with a group of banks, including a $10,000 sublimit for issuance of letters of credit, with variable interest rates based upon either the agent bank's base lending rate or LIBOR plus a .40% to .80% margin, at the Company's option. The Company's revolving credit facility was further expanded to $325,000 in January, 1999, including $10,000 for the issuance of letters of credit. The five year credit facility, expiring in January, 2004, has variable interest rates based upon either the agent bank's base lending rate or LIBOR plus a .40% to 1.50% margin at the Company's option. Under this credit agreement, the Company must meet certain funded debt ratios, and there are also covenants which restrict capital expenditure, dividend paying and borrowing capability of the Company. Capital expenditures are restricted to $75,000 in 1999, while annual dividends are limited to $12,000 or 25% of consolidated net income, whichever is greater.

The Company has entered into several interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $60,000 to an average fixed rate of 5.65% plus .40% to .80% for a three year period ending February 9, 2001. During the three year period ended December 20, 1997, the Company had an interest rate swap agreement to convert the variable interest rates on an aggregate contract amount of $30,000 to a fixed rate of 7.28% plus
 .35% to .75%. At December 31, 1998, the combined effective rate of the Company's bank borrowings and the related swap agreements was 6.33%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparties to the interest rate swaps are international commercial banks.

During 1995 the Company borrowed $30,000 from a group of insurance companies through a private placement. The borrowings bear interest at 7.38% and are due August 30, 2005. During 1997, in order to convert to a fixed rate and extend the term on a portion of its borrowings, the Company borrowed an additional $30,000 in a private placement with a group of insurance companies and used the proceeds to reduce borrowings under its revolving credit facility with its banks. Borrowings amounting to $15,000 bear interest at 6.82% and are due October 24, 2007. The balance of the borrowings bears interest at 6.99% and is due October 24, 2009. Under the terms of these note purchase agreements, the Company must meet certain interest coverage and funded debt ratios. There are also covenants which restrict the dividend paying and borrowing capability of the Company.

Aggregate annual maturities of long-term debt for the five years following December 31, 1998 are as follows: 1999 -- $141; 2000 -- $20; 2001 -- $20;
2002 -- $20 and 2003 -- $20. Interest paid, net of capitalized amounts, was $15,660, $14,771 and $7,056 for the years ended December 31, 1998, 1997 and
1996, respectively. Interest capitalized as part of construction of major fixed assets was $1,605 in 1998 and $0 in 1997 and 1996. At December 31, 1998, the carrying value of the Company's debt approximated its fair value.

At December 31, 1998, the Company had short-term borrowings of $2,000 from a commercial bank, with a variable interest rate based upon the bank's base lending rate of 7.75%.

The Company enters into forward contracts to purchase Finnish Markka to partially hedge its balance sheet exposure to rate fluctuations between the Finnish Markka and the U.S. Dollar. At December 31, 1998, the notional value of these forward contracts approximated $7,850. The fair value of the forward contracts, based on the current settlement price at December 31, 1998, approximated $225 payable, which was recorded in results of operations.

E. INCOME TAXES
Income before income taxes consists of the following:

                                                     YEAR ENDED DECEMBER 31
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
United States...................................  $17,998    $ 7,794    $ 1,384
Outside the United States.......................   53,326     50,183     43,019
                                                  -------    -------    -------
                                                  $71,324    $57,977    $44,403
                                                  =======    =======    =======

Income taxes are summarized as follows:

                                                     YEAR ENDED DECEMBER 31
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
Current:
  United States:
     Federal....................................  $ 1,634    $ 1,267    $   923
     State and local............................      860      1,166        258
  Outside the United States.....................    3,163     11,993      5,334
                                                  -------    -------    -------
                                                    5,657     14,426      6,515
Deferred:
  United States.................................    5,426      1,209        644
  Outside the United States.....................   11,883      3,899      7,197
                                                  -------    -------    -------
                                                   17,309      5,108      7,841
                                                  -------    -------    -------
                                                  $22,966    $19,534    $14,356
                                                  =======    =======    =======

Significant components of the Company's deferred income taxes are as follows:

                                                               DECEMBER 31
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Current asset -- operating accruals......................  $  2,614    $  3,372
Current liability -- inventories.........................   (20,271)     (8,628)
Long-term asset -- employee benefits.....................     3,255       2,580
Long-term liability -- accelerated depreciation..........   (29,950)    (20,555)
                                                           --------    --------
                                                           $(44,352)   $(23,231)
                                                           ========    ========

A reconciliation of income taxes computed at the United States statutory rate to the effective income tax rate follows:

                                                           YEAR ENDED DECEMBER 31
                                                           -----------------------
                                                           1998     1997     1996
                                                           -----    -----    -----
Income taxes at the United States statutory rate.........  35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit...........    .8      1.3       .4
Effective tax rate differential of earnings outside of
  the United States......................................  (6.0)    (2.7)    (5.7)
Adjustment of worldwide tax liabilities..................    .1     (2.0)     2.2
Non-deductible goodwill..................................   2.0      1.6       .4
Other--net...............................................    .3       .5
                                                           ----     ----     ----
                                                           32.2%    33.7%    32.3%
                                                           ====     ====     ====

The Company has not provided additional United States income taxes on approximately $152,000 of undistributed earnings of consolidated foreign subsidiaries included in stockholders' equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

The Company conducts business in Malaysia, which attracts industry by granting a "holiday" from income taxes. This agreement, which expires in March, 2002, reduced tax expense in 1998 by $1,051, or $.04 per common share-assuming dilution. Income tax payments were $24,611, $12,551, and $14,129 during the years ended December 31, 1998, 1997 and 1996, respectively.

F. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company sponsors several defined contribution plans covering certain employees. Company contributions are determined by the Board of Directors based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plans; the Company also maintains a 401(k) plan for certain non-union employees in the United States. Aggregate defined contribution plan expenses were $4,784, $2,295 and $1,727 in 1998, 1997 and 1996, respectively.

The 1998 increase in aggregate defined contribution plan expenses was due to additional participants resulting from businesses acquired in 1998 and 1997 (see Note C).

The Company has non-contributory defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Components of plan obligations and assets, and the recorded asset (liability) at December 31 are as follows:

                                                                             OTHER POSTRETIREMENT
                                                       PENSION BENEFITS            BENEFITS
                                                     --------------------    --------------------
                                                       1998        1997        1998        1997
                                                     --------    --------    --------    --------
Benefit obligation at beginning of year............  $(15,827)   $(14,368)   $(6,041)    $(4,353)
Service cost.......................................      (158)       (513)      (474)       (202)
Interest cost......................................      (991)     (1,056)      (443)       (332)
Plan amendments....................................                           (1,361)     (1,468)
Actuarial (loss) gain..............................    (1,747)       (483)    (1,281)        236
Benefits paid......................................       741         593        231          78
Curtailment gain...................................     2,664
                                                     --------    --------    -------     -------
Benefit obligation at end of year..................  $(15,318)   $(15,827)   $(9,369)    $(6,041)
                                                     --------    --------    -------     -------
Fair value of plan assets at beginning of year.....  $ 13,746    $ 11,737    $     0     $     0
Actual return on plan assets.......................     1,367       1,696
Employer contributions.............................       395         906        231          78
Benefits paid......................................      (741)       (593)      (231)        (78)
                                                     --------    --------    -------     -------
Fair value of plan assets at end of year...........  $ 14,767    $ 13,746    $     0     $     0
                                                     --------    --------    -------     -------
Plan assets less than benefit obligations..........  $   (551)   $ (2,081)   $(9,369)    $(6,041)
Unamortized:
  Net loss (gain)..................................     1,412        (148)     1,245         (44)
  Prior service cost...............................                            2,694       1,468
                                                     --------    --------    -------     -------
Recorded asset (liability).........................  $    861    $ (2,229)   $(5,430)    $(4,617)
                                                     ========    ========    =======     =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3,063, $3,063 and $2,278 respectively, as of December 31, 1998 and $2,865, $2,865, and $2,007, respectively, as of December 31, 1997.

The components of net periodic benefit cost (income) for the years ended December 31 are as follows:

                                                         PENSION BENEFITS
                                                   -----------------------------
                                                    1998       1997       1996
                                                   -------    -------    -------
Service cost.....................................  $   158    $   513    $    --
Interest cost....................................      991      1,056         --
Expected return on plan assets...................   (1,182)    (1,071)        --
                                                   -------    -------    -------
                                                       (33)       498         --
Curtailment gain.................................   (2,664)                   --
                                                   -------    -------    -------
                                                   $(2,697)   $   498    $    --
                                                   =======    =======    =======

                                                   OTHER POSTRETIREMENT BENEFITS
                                                   -----------------------------
                                                    1998       1997       1996
                                                   -------    -------    -------
Service cost.....................................  $   474    $   202    $    27
Interest cost....................................      443        332         84
Net amortization.................................       90
                                                   -------    -------    -------
                                                   $ 1,007    $   534    $   111
                                                   =======    =======    =======

Prior to 1997, the Company did not maintain any defined benefit pension plans. During 1998, the Company froze its salaried pension plan, resulting in a curtailment gain.

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

                                                              1998    1997
                                                              ----    ----
Discount rate...............................................  6.75%   7.50%
Return on pension plan assets...............................  9.00%   9.00%
Projected health care cost trend rate.......................  9.50%   9.50%
Ultimate health care trend rate.............................  5.50%   5.50%
Year ultimate health care trend rate is achieved............  2006    2006

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

                                                        1% INCREASE    1% DECREASE
                                                        -----------    -----------
1998 benefit cost.....................................    $  276         $  200
Recorded liability at December 31, 1998...............    $2,564         $1,882

G. STOCKHOLDERS' EQUITY
In November, 1996, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock. Each Right entitles the shareholder to purchase one one-hundredth share of Series A Participating Preferred Stock at a purchase price of $160 per share, subject to adjustment. The Rights become exercisable if a person or group (Acquiring Person) acquires or attempts to acquire 15% or more of the outstanding shares of common stock. In the event that the Rights become exercisable, each Right (except for Rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase for the exercise price then in effect, shares of the Company's common stock having a value of twice the exercise price. The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. The Rights expire on November 14, 2006.

The following table sets forth the computation of net income per common share and net income per common share -- assuming dilution (shares in thousands):

                                                     YEAR ENDED DECEMBER 31
                                                  -----------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
Net income......................................  $48,358    $38,443    $30,047
                                                  =======    =======    =======
Weighted average shares outstanding.............   22,874     20,929     18,624
Dilutive effect of stock options................      672        725        642
                                                  -------    -------    -------
Weighted average shares outstanding -- assuming
  dilution......................................   23,546     21,654     19,266
                                                  =======    =======    =======
Net income per common share.....................  $  2.11    $  1.84    $  1.61
                                                  =======    =======    =======
Net income per common share -- assuming
  dilution......................................  $  2.05    $  1.78    $  1.56
                                                  =======    =======    =======

The Company's 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to management personnel of up to one and one-half percent of the total number of issued and outstanding shares of common stock of the Company. The Company's 1995 Non-Employee Directors' Equity Compensation Plan has also authorized the grant of options to non-employee members of the Board of Directors for up to 250,000 shares of the Company's common stock. All options granted to employees have 10 year terms and vest and become fully exercisable at the end of the next fiscal year following the year of grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock Based Compensation", and has been determined as if the Company had accounted for its employee and non-employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                          1998      1997      1996
                                                          -----     -----     -----
Risk-free interest rate................................    5.5%      6.0%      6.5%
Dividend yield.........................................    1.2%      1.2%      1.2%
Volatility factor of Company common stock..............    .25       .19       .20
Weighted-average expected option life (years)..........      5         5         5

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Net income............................................  $46,718    $37,352    $29,285
Net income per common share...........................  $  2.04    $  1.78    $  1.57
Net income per common share -- assuming dilution......  $  1.98    $  1.72    $  1.52

A summary of the Company's stock option activity and related information follows:

                                         1998                   1997                   1996
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at January 1.......  1,367,773    $17.89    1,243,079    $12.55    1,061,656    $ 9.94
  Granted......................    341,513     34.60      239,603     39.94      202,860     25.96
  Exercised....................   (102,752)     7.00     (114,909)     6.15      (17,355)     9.19
  Forfeited....................                                                   (4,082)    12.25
                                 ---------    ------    ---------    ------    ---------    ------
Outstanding at December 31.....  1,606,534    $22.01    1,367,773    $17.89    1,243,079    $12.55
Exercisable at end of year.....  1,288,534              1,138,773              1,055,579
Weighted-average fair value of
  options granted during the
  year.........................               $10.05                 $10.28                 $ 7.37

The weighted-average remaining contractual life of options outstanding is 7.0 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                             OUTSTANDING                      EXERCISABLE
                                 ------------------------------------    ---------------------
                                               WEIGHTED
                                                AVERAGE      WEIGHTED                 WEIGHTED
                                               REMAINING     AVERAGE                  AVERAGE
                                  NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
                                 OF SHARES       LIFE         PRICE      OF SHARES     PRICE
                                 ---------    -----------    --------    ---------    --------
Range of exercise prices:
  $ 5.04-$13.00................   650,763         4.4         $ 8.39      650,763      $ 8.39
  $17.31-$39.94................   955,771         8.8         $31.29      637,771      $29.25

H. COMMITMENTS AND CONTINGENCIES
In April, 1997, the Company entered into a supply agreement with La Generale des Carriers et des Mines (Gecamines) to purchase all of the concentrate produced by the Luiswishi mine in Shaba, Democratic Republic of Congo through 1999. Annual production from this facility is estimated to contain approximately 3,000 metric tons of cobalt and 6,000 metric tons of copper. The cost of the cobalt and copper obtained will be based upon the prevailing market price as material is processed.

In June, 1997, the Company signed contracts as a partner to build a smelter in Lubumbashi, Democratic Republic of Congo. The Company's approximately $40 million share of the $80 million project will be funded over the two year construction period through cash generated by operations and the Company's credit facility. As of December 31, 1998, approximately $32 million has been expended on the project.

In October, 1998, the Company entered into a supply agreement to procure approximately 4,000 metric tons of cobalt and 9,000 tons of copper, contained in cobalt-copper concentrate produced by Zambia Consolidated Copper Mines Limited. This material has been delivered to the Company's Kokkola, Finland production facility. Provisional payments have been made, with the final cost of the cobalt and copper obtained to be based upon the prevailing market price as material is processed.

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

I. REPORTABLE SEGMENT AND GEOGRAPHIC INFORMATION
The Company and its operating subsidiaries manufacture and sell metal carboxylates, salts, and powders that are primarily derived from cobalt, copper and nickel. Metal carboxylates are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricant and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Metal salts are used in a wide variety of end products, including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. The Company operates in a single business segment serving numerous customers and industries.

                                                       1998        1997        1996
                                                     --------    --------    --------
INFORMATION ABOUT PRODUCTS
Net sales
  Carboxylates.....................................  $115,895    $126,697    $100,880
  Salts............................................   247,896     214,410     205,639
  Powders..........................................   157,435     146,189      81,480
                                                     --------    --------    --------
                                                     $521,226    $487,296    $387,999
                                                     ========    ========    ========
GEOGRAPHIC INFORMATION
Net sales (1)
  United States....................................  $295,791    $274,200    $160,507
  Finland..........................................   201,059     207,122     219,754
  Other............................................    24,376       5,974       7,738
                                                     --------    --------    --------
                                                     $521,226    $487,296    $387,999
                                                     ========    ========    ========
Long-lived assets
  United States....................................  $114,441    $ 78,570    $ 43,757
  Finland..........................................    95,755      72,120      65,344
  Other............................................    35,149       4,926       1,520
                                                     --------    --------    --------
                                                     $245,345    $155,616    $110,621
                                                     ========    ========    ========
Net sales (2)
  United States....................................  $239,563    $213,541    $135,326
  Outside the United States........................   281,663     273,755     252,673
                                                     --------    --------    --------
                                                     $521,226    $487,296    $387,999
                                                     ========    ========    ========

---------------

(1) Net sales are attributed to the geographic area based on the location of the manufacturing facility.

(2) Net sales are attributed to the geographic area based on the location of the customer.

No single customer accounts for 10% or more of the Company's net sales.

J. QUARTERLY DATA (UNAUDITED)

                                                         QUARTER ENDED
                               ------------------------------------------------------------------
                                 MARCH 31         JUNE 30        SEPTEMBER 30       DECEMBER 31
                               -------------   -------------   ----------------   ---------------
1998
Net sales....................       $138,098        $139,154           $124,683          $119,291
Gross profit.................         34,630          35,909             36,161            38,252
Income from operations.......         20,533          21,650             22,143            22,598
Net income...................         11,169          11,536             12,724            12,929
Net income per common
  share......................           $.51            $.52               $.54              $.54
Net income per common
  share -- assuming
  dilution...................           $.49            $.51               $.53              $.53
Market price: high-low.......     46-35 5/16   45 7/8-38 3/4      40 5/8-26 7/8   36 15/16-26 1/4
Dividends paid per share.....           $.09            $.09               $.09              $.09

1997
Net sales....................       $110,055        $124,334           $126,317          $126,590
Gross profit.................         26,578          29,483             29,949            31,353
Income from operations.......         15,696          17,869             18,320            18,687
Net income...................          8,216           9,579             10,215            10,433
Net income per common
  share......................           $.44            $.46               $.46              $.48
Net income per common
  share -- assuming
  dilution...................           $.43            $.44               $.45              $.46
Market price: high-low.......  31 3/8-26 1/2   33 1/4-25 3/4   39 15/16-33 3/16    41 1/4-35 1/16
Dividends paid per share.....           $.08            $.08               $.08              $.08

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no such changes or disagreements.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to directors of the Company contained under the heading "Election of Directors" on pages 2 and 3 of the Company's Proxy Statement dated April 2, 1999, is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive compensation contained under the headings "Committees and Meetings of the Board of Directors" on page 6 and "Executive Compensation" on pages 7 through 10, inclusive, of the Company's Proxy Statement dated April 2, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information relating to security ownership set forth under the heading "Security Ownership of Directors and Officers, and Certain Beneficial Owners" on pages 4 and 5 of the Company's Proxy Statement dated April 2, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information relating to the related transactions set forth under the heading "Related Party Transactions" on page 11 of the Company's Proxy Statement dated April 2, 1999, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following consolidated financial statements of the Company are included in Part II Item 8:

          (1) The following Consolidated Financial Statements of OM Group, Inc. are filed as a separate section of this report:

              Consolidated Balance Sheets at December 31, 1998 and 1997 -- page 13.

              Statements of Consolidated Income for the years ended December 31, 1998, 1997, and 1996 -- page 14.

              Statements of Consolidated Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996 -- page 15.

              Statements of Consolidated Cash Flows for the years ended December 31, 1998, 1997 and 1996 -- page 16.

              Notes to Consolidated Financial Statements -- pages 17 through 27.

          (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable and, therefore, have been omitted.

          (3) Exhibits

              The following exhibits are included in this Annual Report on Form 10-K:

             (3) Articles of Incorporation and by-laws

                     3.1    Amended and Restated Certificate of Incorporation of the      **
                            Company
                     3.2    Amended and Restated Bylaws of the Company                    **

             (4) Instruments defining rights of security holders, including indentures

                     4.1    Form of Common Stock Certificate of the Company               **
                     4.2    Second Amended and Restated Credit Agreement dated as of
                            January 21, 1997 among National City Bank as Agent and ABN
                            Amro Bank N.V., Key Bank National Association and Mellon
                            Bank N.A. and OM Group, Inc., as Borrower.
                     4.3    Amendment No. 1 to Amended and Restated Credit Agreement
                            dated as of January 13, 1999 among National City Bank as
                            Agent and Letter of Credit Bank and ABN Amro Bank N.V. as
                            Co-Agent and Keybank National Association, Mellon Bank N.A.,
                            Harris Trust and Savings Bank, NBD Bank, The Chase Manhattan
                            Bank, PNC Bank, NA and Comerica Bank and OM Group, Inc., as
                            Borrower.
                     4.4    Note Purchase Agreement among OM Group, Inc. as Seller and
                            The Mutual Life Insurance Company of New York, Nationwide
                            Life Mutual Life Insurance Company of New York, Nationwide
                            Life Insurance Company and Great-West Life & Annuity
                            Insurance Company, as Purchaser, dated August 30, 1995
                            (filed as Exhibit to the Company's Annual Report on Form
                            10-K for the fiscal year ended December 31, 1995 and
                            incorporated herein by reference).
                     4.5    Stockholder Rights Agreement dated as of November 5, 1996
                            between OM Group, Inc. and National City Bank (filed as
                            Exhibit 1 to the Company's Current Report on Form 8-K filed on December 5, 1996 which exhibit is incorporated herein by reference).
                     4.6    Certificate of Designation, Preferences and Rights of Series
                            A Participatory Preferred Stock (filed as Exhibit to Current
                            Report on Form 8-K filed November 27, 1996 and incorporated herein by reference).

                     4.7    Note Purchase Agreement among OM Group, Inc. as Seller and
                            Nationwide Life Insurance Company and Great-West Life &
                            Annuity Insurance Company as Purchaser, dated October 24,
                            1997.

             (10) Material Contracts

                    10.1    Technology Agreement among Outokumpu Oy, Outokumpu            **
                            Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu
                            Harjavalta Metals Oy and Kokkola Chemicals Oy dated March
                            24, 1993.
                   *10.2    OM Group, Inc. Long-Term Incentive Compensation Plan          **
                   *10.3    Amendment to OM Group, Inc. Long-Term Incentive Compensation ***
                            Plan
                   *10.4    Amendment to OM Group, Inc. Long-Term Incentive Compensation
                            Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8
                            Registration Statement filed on July 3, 1996, and
                            incorporated herein by reference).
                   *10.5    Mooney Chemicals, Inc. Welfare Benefit Plan.                  **
                   *10.6    Mooney Chemicals, Inc. Profit Sharing Plan.                   **
                   *10.7    Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.      **
                   *10.8    OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan
                            (January 1, 1994 restatement) (filed as Exhibit to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995 and incorporated herein by
                            reference).
                   *10.9    OM Group, Inc. Benefit Restoration Plan, effective January
                            1, 1995 (filed as Exhibit to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1995 and
                            incorporated herein by reference).
                  *10.10    Trust under OM Group, Inc. Benefit Restoration Plan,
                            effective January 1, 1995 (filed as Exhibit to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1995 and incorporated herein by reference).
                  *10.11    Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration
                            Statement filed on July 3, 1996, and incorporated herein by reference).
                   10.12    OM Group, Inc. Non-employee Directors' Equity Compensation
                            Plan dated May 9, 1995, the date of the Annual Shareholder
                            Meeting formally adopting the plan (filed as Exhibit to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1995 and incorporated herein by
                            reference).
                  *10.13    OM Group, Inc. Bonus Program for Key Executives and Middle    **
                            Management.
                  *10.14    Employment Agreement between Mooney Acquisition Corporation   **
                            and James P. Mooney dated September 30, 1991.
                  *10.15    Amendment to Employment Agreement between OM Group, Inc. and  **
                            James P. Mooney dated August 19, 1992.
                  *10.16    Employment Agreement between OM Group, Inc. and James M.      **
                            Materna dated January 1, 1993.
                  *10.17    Employment Agreement between Mooney Chemicals, Inc. and       **
                            Eugene Bak dated August 19, 1991.
                  *10.18    Amendment to Employment Agreement between Mooney Chemicals,   **
                            Inc. and Eugene Bak dated September 1, 1992.
                  *10.19    Employment Agreement between OM Group, Inc. and Thomas E.     **
                            Fleming dated August 19, 1992.
                  *10.20    Employment Agreement between OM Group, Inc. and Thomas E.     **
                            Fleming dated August 19, 1991.
                  *10.21    Amendment to Employment Agreement between OM Group, Inc. and  **
                            Thomas E. Fleming dated August 19, 1991.

    *10.22   Employment Agreement between OM Group, Inc. and Michael J. Scott (filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
     10.23   Agreement and Plan of Merger between Auric Corporation and OM Group, Inc. dated
             December 19, 1997 (filed as Exhibit to the Company's Annual Report on Form 10-K for the
             fiscal year ended December 31, 1997 and incorporated herein by reference).
    +10.24   Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des
             Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lumbumbashi, Democratic Republic of the Congo (filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
    +10.25   Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La
             Generale Des Carrieres Et Des Mines dated April 21, 1997 (filed as Exhibit to the
             Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
    +10.26   Long Term Slag Sales Agreement between La Generale Des Carrieres Et Des Mines and J.V.
             Groupement Pour Le Treatment Du Terrill De Lubumbashi (filed as an annex to Exhibit
             10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December
             31, 1997).
    +10.27   Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Treatment Du
             Terril De Lumbumbashi and OMG Kokkola Chemicals Oy (filed as an annex to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1997).
    +10.28   Tolling Agreement between Groupement Pour Le Treatment Du Terril De Lumbumbashi and
             Societe De Treatment Due Terril De Lumbumbashi (filed as an annex to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
    +10.29   Agreement for sale of cobalt concentrates between OM Group, Inc. and Metal Resources
             Group Limited, dated September 24, 1998.
    +10.30   Agreement for sale of cobalt concentrates between OM Group, Inc. and Metal Resources
             Group Limited, dated October 20, 1998.
    *10.31   OM Group, Inc. 1998 Long-Term Incentive Compensation Plan.
    *10.32   Amendment of Benefits Agreement and Split Dollar Agreement, Eugene Bak, dated October
             1, 1998.
         +   Portions of Exhibit have been omitted and filed separately with the Securities and
             Exchange Commission in reliance on Rule 24b-2 and the Company's request for confidential treatment.
         *   Indicate a management contract, executive compensation plan or arrangement.
        **   These documents were filed as exhibits to the Company's Form S-1 Registration Statement
             (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.
       ***   Filed as Exhibit 99(b) to the OM Group, Inc. Form S-8 Registration Statement filed on
             February 1, 1994, and incorporated herein by reference.

             (21) List of Subsidiaries

             (23) Consent of Ernst & Young LLP

             (24) Power of Attorney

             (27) Financial Data Schedule

(b) There were no reports filed on Form 8-K during the last quarter of 1998.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OM GROUP, INC.

                                          By:       /s/ James P. Mooney

                                            ------------------------------------
                                            James P. Mooney
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----

       /s/ James P. Mooney*                   Chairman and Chief Executive Officer      March 22, 1999
------------------------------------------
           James P. Mooney

       /s/ Eugene Bak*                        President and Chief Operating Officer     March 22, 1999
------------------------------------------
           Eugene Bak

       /s/ Markku Toivanen*                   Director                                  March 22, 1999
------------------------------------------
           Markku Toivanen

       /s/ Lee R. Brodeur*                    Director                                  March 22, 1999
------------------------------------------
           Lee R. Brodeur

       /s/ Thomas R. Miklich*                 Director                                  March 22, 1999
------------------------------------------
           Thomas R. Miklich

       /s/ John E. Mooney*                    Director                                  March 22, 1999
------------------------------------------
           John E. Mooney

       /s/ Frank Butler*                      Director                                  March 22, 1999
------------------------------------------
           Frank Butler

       /s/ James M. Materna                   Chief Financial Officer (Principal        March 22, 1999
------------------------------------------    Financial and Accounting Officer)
           James M. Materna

       /s/ James P. Mooney
------------------------------------------
           James P. Mooney
           Attorney-in-Fact
                                                                                        March 22, 1999

* James P. Mooney, by signing his name hereto signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

EXHIBIT INDEX

EXHIBIT NO.                              EXHIBIT
-----------                              -------
4.2            Amendment No. 1 to Amended and Restated Credit Agreement
               dated as of January 13, 1999 among National City Bank as
               Agent and Letter of Credit Bank and ABN Amro Bank, N.V. as
               Co-Agent and Keybank National Association, Mellon Bank, N.A.,
               Harris Trust and Savings Bank, NBD Bank, The Chase Manhattan
               Bank, PNC Bank, NA and Comerica Bank and OM Group, Inc., as
               Borrower.
10.29          Agreement for sale of cobalt concentrates between OM Group,
               Inc. and Metal Resources Group Limited dated September 24,
               1998.
10.30          Agreement for sale of cobalt concentrates between OM Group,
               Inc. and Metal Resources Group Limited, dated October 20,
               1998.
10.31          OM Group, Inc. 1998 Long-Term Incentive Compensation Plan.
10.32          Amendment of Benefits Agreement and Split Dollar Agreement,
               Eugene Bak, dated October 1, 1998.
21             List of Subsidiaries
23             Consent of Ernst & Young LLP
24             Power of Attorney
27             Financial Data Schedule