Form 10-Q
period 1999-03-31
OM GROUP INC
filed 1999-05-11
CIK 899723

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended March 31, 1999
                         Commission File Number 0-22572


                                 OM GROUP, INC.
             (exact name of registrant as specified in its charter)



                  Delaware                                 52-1736882
     (state or other jurisdiction of                   (I.R.S., Employer
     incorporation or organization)                  Identification Number)


                                    Tower City
                                 50 Public Square
                               3500 Terminal Tower
                           Cleveland, Ohio  44113-2204
                     (Address of principal executive offices)
                                    (zip code)


                                  (216) 781-0083
               (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _____X_____   No __________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: Common Stock, $.01 Par Value - 23,703,219 shares.

                                      INDEX

                                  OM GROUP, INC.




Part I.     Financial Information

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets -- March 31, 1999 and December 31, 1998

            Condensed consolidated statements of income -- Three months ended March 31, 1999 and 1998

            Condensed consolidated statements of cash flows -- Three months ended March 31, 1999 and 1998

            Notes to condensed consolidated financial statements -- March 31,
            1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

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

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Thousands of dollars, except share data)
                                  (Unaudited)

                                                    March 31,   December 31,
                                                      1999          1998
                                                   ---------     ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  9,824    $  7,750
   Accounts receivable                                 84,636      80,906
   Inventories                                        332,106     283,264
   Other current assets                                29,187      48,321
                                                     --------    --------
     Total Current Assets                             455,753     420,241

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 4,316       4,241
   Buildings and improvements                          80,882      80,148
   Machinery and equipment                            259,302     242,137
   Furniture and fixtures                              12,326      12,242
                                                     --------    --------
                                                      356,826     338,768
   Less accumulated depreciation                       97,974      93,423
                                                     --------    --------
                                                      258,852     245,345
OTHER ASSETS
   Goodwill and other intangible assets               187,176     188,486
   Other assets                                        20,059      16,647

                                                     --------    --------
TOTAL ASSETS                                         $921,840    $870,719
                                                     ========    ========

Part I    Financial Information
Item 1    Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $    122    $    141
   Short-term debt                                                  2,000
   Accounts payable                                    66,913      76,412
   Other accrued expenses                              41,435      41,014
                                                     --------    --------
     Total Current Liabilities                        108,470     119,567

LONG-TERM LIABILITIES
   Long-term debt                                     366,185     309,964
   Deferred income taxes                               26,478      29,950
   Other long-term liabilities                          7,492       7,095

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
      Authorized 2,000,000 shares; no shares
      issued or outstanding
   Common stock, $0.01 par value:
      Authorized 60,000,000 shares;
      issued 23,959,346 shares                            240         240
   Capital in excess of par value                     258,085     258,085
   Retained earnings                                  165,448     155,691
   Treasury stock (256,127 shares in 1999
      and 234,847 shares in 1998, at cost)             (8,910)     (8,494)
   Accumulated other comprehensive income              (1,648)     (1,379)
                                                     --------    --------
      Total Stockholders' Equity                      413,215     404,143

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $921,840    $870,719
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Thousands of dollars, except per share data)
                                 (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           1999       1998
                                                        --------    ---------

Net sales                                                $114,113    $138,098
Cost of products sold                                      77,004     103,468
                                                          -------    --------
                                                           37,109      34,630

Selling, general and administrative expenses               14,306      14,097
                                                          -------    --------
INCOME FROM OPERATIONS                                     22,803      20,533

OTHER INCOME (EXPENSE)
Interest expense                                           (4,450)     (3,979)
Interest income                                                15         108
Foreign exchange gain                                         400         178
                                                          --------   --------
                                                           (4,035)     (3,693)
                                                          --------   --------

INCOME BEFORE INCOME TAXES                                 18,768      16,840

Income taxes                                                5,795       5,671

                                                         --------    --------
NET INCOME                                               $ 12,973    $ 11,169
                                                         ========    ========

Net income per common share                                 $0.55       $0.51
Net income per common share -
   assuming dilution                                        $0.54       $0.49

Dividends paid per common share                             $0.10       $0.09




See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                          -------------------
                                                             1999      1998
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $12,973    $11,169
   Items not affecting cash:
      Depreciation and amortization                          6,881      6,517
      Foreign exchange gain                                   (400)      (178)
      Deferred income taxes                                 (3,472)    (1,226)
   Changes in operating assets and liabilities             (43,927)   (22,221)
                                                           -------    -------
      NET CASH USED IN OPERATING ACTIVITIES                (27,945)    (5,939)

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (17,275)   (16,385)
   Acquisitions of businesses                               (2,650)   (94,043)
                                                           -------   ---------
     NET CASH USED IN INVESTING ACTIVITIES                 (19,925)  (110,428)

FINANCING ACTIVITIES
   Dividend payments                                        (2,375)    (1,986)
   Long-term borrowings                                     56,221    114,000
   Payments of long-term debt                                             (66)
   Payments of short-term debt                              (2,000)
   Purchase of treasury stock                               (1,864)      (950)
   Proceeds from exercise of stock options                     189        111
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              50,171    111,109

Effect of exchange rate changes on cash and
     cash equivalents                                         (227)       165

                                                           -------    -------
Increase (decrease) in cash and cash equivalents             2,074     (5,093)

Cash and cash equivalents at beginning of period             7,750     13,193
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 9,824    $ 8,100
                                                           =======    =======

See notes to condensed Consolidated Financial Statements

Part I    Financial Information
Item 1    Financial Statements



                                 OM GROUP, INC.
         Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 1999
                   (Thousands of dollars, except per share amounts)


Note A     BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


Note B     INVENTORIES

           Inventories consist of the following:

                                               March 31,    December 31,
                                                 1999           1998
                                               --------      ---------

           Raw materials and supplies          $138,631       $ 99,471
           Finished goods                       128,663        123,651
                                               --------       --------
                                                267,294        223,122
           LIFO reserve                          64,812         60,142
                                               --------       --------
                 Total inventories             $332,106       $283,264
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


Note D     COMPUTATION OF EARNINGS PER SHARE

           The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                             1999        1998
                                                            -------    -------

           Net income                                       $12,973    $11,169
                                                            =======    =======

           Weighted average number of shares outstanding     23,703     22,064

           Dilutive effect of stock options                     541        756
                                                            -------    -------

           Weighted average number of shares outstanding -
              assuming dilution                              24,244     22,820
                                                             ======     ======

           Net income per common share                         $.55       $.51
                                                               ====       ====

           Net income per common share -
              assuming dilution                                $.54       $.49
                                                               ====       ====

Part I    Financial Information
Item 1    Financial Statements

Note E     COMPREHENSIVE INCOME

           The principal differences between net income as reported in the condensed consolidated statements of income and comprehensive income are foreign currency translation adjustments recorded in stockholders' equity. Comprehensive income for the three months ended March 31, 1999 and 1998 was $12,704 and $11,329, respectively, and did not differ materially from net income.


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Results of Operations
           Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

           Net sales for the three months ended March 31, 1999 were $114.1 million, a decrease of 17.4% compared to the same period for 1998. The decrease in sales resulted principally from lower cobalt, nickel, and copper raw material prices.

           The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                       Market Price Ranges per Pound
                                        Three Months Ended March 31,
                                    ------------------------------------
                                         1999                 1998
                                    ---------------     ----------------

           Cobalt - 99.3% Grade	$6.70 to $17.43     $18.10 to $20.25
           Nickel                   $1.81 to $ 2.33     $ 2.37 to $ 2.69
           Copper                   $0.61 to $ 0.66     $ 0.74 to $ 0.82

           The following table sets forth the pounds of carboxylates, salts and powders sold during each period:


                                      Three Months Ended March 31,
                                      ---------------------------   Percentage
           (in millions of pounds)         1999          1998         Change
                                           ----          ----         -------

           Carboxylates                    17.5          14.4          21.5%
           Salts                           23.9          21.7          10.1%
           Powders                         10.3          10.8          (4.6)%
                                           ----          ----          -----
                                           51.7          46.9          10.2%
                                           ====          ====          =====

Part I    Financial Information
Item 2    Financial Statements

           The increase in physical volume of carboxylate products sold was primarily due to increased sales of PVC additives and generally stronger catalyst and drier sales in the United States. The increase in physical volume of salt products reflects higher sales of memory disk chemicals in Asia Pacific, more than offsetting a decline in organic salt volumes related to the transition involved with establishing a new Japanese sales office and the termination of the D&O (Japan) joint venture. The decrease in physical volume of powders sold was due to softness in copper powder products sold to the relatively weak oilfield and agricultural equipment business areas, partially offset by substantial increases in extra fine cobalt sales to the hard metal tool and diamond tool industries.

           Gross profit increased to $37.1 million for the three month period ended March 31, 1999, a 7.2% increase over the same period in 1998. The improvement in gross profit was primarily the result of a combination of increased volumes, improved product mix and lower expenses, which offset a short-term compression in the Company's raw material margin. This compression occurs in the short-term when the cobalt market price rises dramatically, with a resulting short-term selling price lag. Cost of products sold decreased to 67.5% for the three months ended March 31, 1999 from 74.9% of net sales during the same period of 1998 as a result of lower cobalt, nickel and copper pricing and improved product mix.

           Selling, general and administrative expenses increased by $.2 million in the three month period ended March 31, 1999 from the same period in 1998 resulting from general increases in administrative costs due to the Company's growth. However, due to the decline in net sales resulting from lower cobalt, nickel, and copper prices, selling, general and administrative expenses increased to 12.5% of net sales for the first three months of 1999 compared to 10.2% of net sales for the same period in 1998.

           Other expense - net in 1999 was $4.0 million compared to $3.7 million in 1998, due primarily to increased interest expense on higher outstanding borrowings as a result of provisional payments made on Zambia Consolidated Copper Mines Limited cobalt-copper concentrate.

           Income taxes as a percentage of income before income taxes decreased to 30.9% for the first quarter of 1999 from 33.7% in the same period in 1998. The lower effective tax rate is due primarily to higher income from the relatively low statutory rate in Finland and the tax holiday in Malaysia.

           Net income for the three month period ended March 31, 1999 was $13.0 million, an increase of $1.8 million from the same period in 1998, due to the aforementioned factors.

Part I    Financial Information
Item 2    Financial Statements

           Liquidity and Capital Resources

           During the three month period ended March 31, 1999, the Company's net working capital increased by approximately $47 million, compared to December 31,1998. This increase was primarily the result of provisional payments made on Zambia Consolidated Copper Mines Limited cobalt-copper concentrate which were funded primarily through additional bank borrowings. Capital expenditures increased in 1999, primarily due to the completion of the Company's solvent extraction unit in Kokkola, Finland and the continuing smelter construction project in Lumbumbashi, Democratic Republic of Congo. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

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

Part I    Financial Information
Item 2    Financial Statements

           Exposure Type                           Resolution Phases
           ----------------------     -----------------------------------------
                                        Assess     Remedi-              Imple-
                                        -ment       ation    Testing   mentation
                                       --------   --------   --------  ---------
           INFORMATION SYSTEMS
           ------------------------

             % Complete at 3/31/99         90%        80%        75%       70%
             Expected Completion Date    Apr 1999  Jun 1999  Jul 1999  Sep 1999

           NON-INFORMATION SYSTEMS
           ------------------------

           Production and
           Manufacturing Systems
             % Complete at 3/31/99        100%        90%        75%       60%
             Expected Completion Date    Sep 1998  Jun 1999  Jul 1999  Sep 1999

           Products
             % Complete at 3/31/99        100%        N/A        N/A       N/A
             Expected Completion Date   Sep 1998

           THIRD PARTIES
           ------------------------

           System Interface
             % Complete at 3/31/99         95%        N/A        N/A       N/A
             Expected Completion Date   Apr 1999

           Other Material Exposures
             % Complete at 3/31/99        100%        N/A        N/A       N/A
             Expected Completion Date   Sep 1998

           This project will be completed using a combination of existing internal and external resources. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. As of March 31, 1999, approximately $1.4 million has been incurred. Of the total project cost, approximately $.8 million is attributable to a new software purchase, which has been capitalized. The remaining $1.7 million, which is being expensed as incurred, is not expected to have a material effect on the results of operations of the Company.

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

Part I    Financial Information
Item 2    Financial Statements

           The Company does not believe that lack of completion of all phases of the Year 2000 program by December 31, 1999 would materially disrupt its operations, based on an evaluation of the status of the program in April, 1999, and has determined that a contingency plan is not necessary.


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


Item 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 1998 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 1999.

Part I    Financial Information
Part II    OTHER INFORMATION

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

           The following exhibits are included herein:

           Exhibit (15) Independent Accountants' Review Report
           Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

           There were no reports on Form 8-K filed during the three months ended March 31, 1999.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 7, 1999                        OM GROUP, INC.




                                   /s/ James M. Materna
                                   ------------------------------
                                   James M. Materna
                                   Chief Financial Officer
                                   (Duly authorized signatory of OM Group, Inc.)

                      Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of OM Group, Inc. as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                         /s/ Ernst & Young LLP
                                                         ---------------------
                                                         Ernst & Young LLP

Cleveland, Ohio
May 6, 1999

                      Acknowledgment of Independent Accountants






Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our report dated May 6, 1999, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1999.

Registration
Number      Description                                         Filing Date

33-74674    OM Group, Inc. Long-Term Incentive Compensation
            Plan - Form S-8 Registration Statement -
            1,015,625 Shares                                    January 27, 1994

333-7529    OMG Americas, Inc. Employees' Profit Sharing
            Plan -- Form S-8 Registration Statement -
            250,000 Shares                                      July 3, 1996

333-7531    OM Group, Inc. Non-Employee Directors' Equity
            Plan -- Form S-8 Registration Statement -
            250,000 Shares                                      July 3, 1996



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

Cleveland, Ohio
May 6, 1999