Form 10-Q
period 1999-06-30
OM GROUP INC
filed 1999-08-11
CIK 899723

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1999
                           Commission File Number 0-22572


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999: Common Stock, $.01 Par Value - 23,789,719 shares.

                                      INDEX

                                  OM GROUP, INC.




Part I.     Financial Information

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets -- June 30, 1999 and December 31, 1998

            Condensed consolidated statements of income -- Three months ended June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998

            Condensed consolidated statements of cash flows -- Six months ended June 30, 1999 and 1998

            Notes to condensed consolidated financial statements -- June 30,
            1999

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

Part I    Financial Information
Item 1    Financial Statements



                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Thousands of dollars, except share data)
                                  (Unaudited)

                                                     June 30,   December 31,
                                                      1999          1998
                                                   ---------     ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  8,727    $  7,750
   Accounts receivable                                 87,470      80,906
   Inventories                                        362,212     283,264
   Other current assets                                30,612      48,321
                                                     --------    --------
     Total Current Assets                             489,021     420,241

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 5,383       4,241
   Buildings and improvements                          81,347      80,148
   Machinery and equipment                            284,069     242,137
   Furniture and fixtures                              13,165      12,242
                                                     --------    --------
                                                      383,964     338,768
   Less accumulated depreciation                      102,996      93,423
                                                     --------    --------
                                                      280,968     245,345
OTHER ASSETS
   Goodwill and other intangible assets               186,338     188,486
   Other assets                                        14,578      16,647

                                                     --------    --------
TOTAL ASSETS                                         $970,905    $870,719
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $     14    $    141
   Short-term debt                                                  2,000
   Accounts payable                                    87,139      76,412
   Other accrued expenses                              36,681      41,014
                                                     --------    --------
     Total Current Liabilities                        123,834     119,567

LONG-TERM LIABILITIES
   Long-term debt                                     384,181     309,964
   Deferred income taxes                               28,870      29,950
   Other long-term liabilities                          7,779       7,095

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
      Authorized 2,000,000 shares; no shares
      issued or outstanding
   Common stock, $0.01 par value:
      Authorized 60,000,000 shares;
      issued 23,959,346 shares                            240         240
   Capital in excess of par value                     258,085     258,085
   Retained earnings                                  175,300     155,691
   Treasury stock (169,627 shares in 1999
      and 234,847 shares in 1998, at cost)             (5,807)     (8,494)
   Accumulated other comprehensive income              (1,577)     (1,379)
                                                     --------    --------
      Total Stockholders' Equity                      426,241     404,143

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $970,905    $870,719
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Thousands of dollars, except per share data)
                                 (Unaudited)

                                   Three Months Ended       Six Months Ended
                                         June 30,              June 30,
                                  --------------------  ---------------------
                                    1999        1998       1999       1998
                                  --------    --------  --------    ---------

   Net sales                      $123,706   $139,154    $237,819    $277,252
   Cost of products sold            84,244    103,245     161,248     206,713
                                   -------    -------     -------     -------
                                    39,462     35,909      76,571      70,539

   Selling, general and
      administrative expenses       14,832     14,259      29,138      28,356
                                   -------    -------     -------     -------
   INCOME FROM OPERATIONS           24,630     21,650      47,433      42,183

OTHER INCOME (EXPENSE)
   Interest expense                 (4,772)    (4,380)     (9,222)     (8,359)
   Interest income                      55         72          70         180
   Foreign exchange gain (loss)        280        (60)        680         118
                                   -------     -------     -------     -------
                                    (4,437)    (4,368)     (8,472)     (8,061)
                                   -------     -------     -------     -------

   INCOME BEFORE INCOME TAXES       20,193     17,282      38,961      34,122

   Income taxes                      6,145      5,746      11,940      11,417

                                  --------   --------    --------    --------
   NET INCOME                     $ 14,048   $ 11,536    $ 27,021    $ 22,705
                                  ========   ========    ========    ========

Net income per common share          $0.59      $0.52       $1.14       $1.03
Net income per common share -
   assuming dilution                 $0.58      $0.51       $1.11       $1.00

Dividends paid per common share      $0.10      $0.09       $0.20       $0.18





See notes to condensed Consolidated Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                          -------------------
                                                             1999      1998
                                                          --------   --------
OPERATING ACTIVITIES
   Net income                                              $27,021    $22,705
   Items not affecting cash:
      Depreciation and amortization                         13,453     12,710
      Foreign exchange gain                                   (680)      (118)
      Deferred income taxes                                 (1,067)     4,042
   Changes in operating assets and liabilities             (57,631)   (31,063)
                                                           -------    -------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                               (18,904)     8,276

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (43,850)   (40,618)
   Acquisitions of businesses                               (2,650)  (106,543)
                                                           -------   ---------
     NET CASH USED IN INVESTING ACTIVITIES                 (46,500)  (147,161)

FINANCING ACTIVITIES
   Dividend payments                                        (4,749)    (3,973)
   Long-term borrowings                                     74,113    139,000
   Payments of long-term debt                                             (86)
   Payments of short-term debt                              (2,023)
   Purchase of treasury stock                               (1,864)    (2,415)
   Proceeds from exercise of stock options                   1,477        542
                                                           -------    -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              66,954    133,068

Effect of exchange rate changes on cash and
     cash equivalents                                         (573)      (634)

                                                           -------    -------
Increase (decrease) in cash and cash equivalents               977     (6,451)

Cash and cash equivalents at beginning of period             7,750     13,193
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 8,727    $ 6,742
                                                           =======    =======

See notes to condensed Consolidated Financial Statements

                                 OM GROUP, INC.
          Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 1999
                 (Thousands of dollars, except per share amounts)

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

            In June, 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company must adopt SFAS No. 133 no later than the first quarter of fiscal year 2001; adoption of this statement is not expected to have a material effect on earnings or the financial position of the Company.


Note B      Inventories

            Inventories consist of the following (in thousands):

                                                   June 30,    December 31,
                                                    1999           1998
                                                  --------       --------

            Raw materials and supplies            $162,448       $ 99,471
            Finished goods                         134,952        123,651
                                                  --------       --------
                                                   297,400        223,122
            LIFO reserve                            64,812         60,142
                                                  --------       --------
            Total inventories                     $362,212       $283,264
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

Note D      Computation of Earnings per Share

            The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

                                         Three Months Ended     Six Months Ended
                                              June 30,               June 30,
                                         ------------------     ----------------
                                            1999     1998        1999      1998
                                         --------  --------     -------  -------

            Net income                     $14,048  $11,536     $27,021  $22,705
                                           =======  =======     =======  =======

            Weighted average number
              of shares outstanding         23,790   22,078      23,746   22,071

            Dilutive effect of
              stock options                    582      716         562      736
                                           -------  -------     -------  -------

            Weighted average number of
              shares outstanding
              - assuming dilution           24,372   22,794      24,308   22,807
                                           =======  =======     =======  =======

            Net income per common share       $.59     $.52       $1.14    $1.03
                                              ====     ====       =====    =====

            Net income per common share -
              assuming dilution               $.58     $.51       $1.11    $1.00
                                              ====     ====       =====    =====

Note E      Comprehensive Income

            The principal differences between net income as reported in the condensed consolidated statements of income and comprehensive income are foreign currency translation adjustments recorded in stockholders' equity. Comprehensive income for the six months ended June 30, 1999 and 1998 was $26,823 and $22,564, respectively, and did not differ materially from net income.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations
            Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

            Net sales for the three months ended June 30, 1999 were $123.7 million, a decrease of 11.1% compared to the same period for 1998. The decrease in sales resulted principally from lower cobalt and copper raw material prices.

            The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                           Market Price Ranges per Pound
                                             Three Months Ended June 30,
                                       --------------------------------------
                                             1999                  1998
                                       ----------------      ----------------

            Cobalt - 99.3% Grade       $13.55 to $20.00      $19.86 to $21.18
	      Nickel                     $ 2.19 to $ 2.49      $ 1.99 to $ 2.48
            Copper                     $  .62 to $  .72      $  .74 to $  .85

            The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                        Three Months Ended June 30,   Percentage
            (in millions of pounds)            1999       1998          Change
                                               ----       ----          ------

            Carboxylates                       17.8       16.3           9.2%
            Salts                              24.2       22.4           8.0%
            Powders                            10.7       10.5           1.9%
                                               ----       ----           ----
                                               52.7       49.2           7.1%
                                               ====       ====           ====

            The increase in physical volume of carboxylate products sold was primarily due to increased sales of PVC plastic additives in the United States. The increase in physical volume of salt products reflects higher sales of memory disk and battery grade chemicals in Asia Pacific, as well as strong sales of nickel carbonate to the United States steel industry. The increase in physical volume of powders sold was primarily due to an increase in cobalt extra fine sales to the United States hard metal tool and diamond tool industries, and sales of coarse grade cobalt powder to the Asia Pacific rechargeable battery market. Copper powder sales volumes were essentially equivalent to second quarter of 1998 levels.

            Gross profit increased to $39.5 million for the three month period ended June 30, 1999, a 9.9% increase over the same period in 1998. The improvement in gross profit was primarily the result of a combination of increased volumes, improved product mix and lower expenses. Cost of products sold decreased to 68.1% for the three months ended June 30, 1999 from 74.2% of net sales during the same period of 1998 as a result of lower cobalt and copper pricing and improved product mix.

            Selling, general and administrative expenses increased by $.6 million in the three month period ended June 30, 1999 from the same period in 1998 resulting from general increases in administrative costs due to the Company's growth. Due to the decline in net sales resulting from lower cobalt and copper prices, selling, general and administrative expenses increased to 12.0% of net sales for the second quarter of 1999 compared to 10.2% of net sales for the same period in 1998.

            Other expense - net in the second quarter of 1999 remained approximately the same as in 1998 at $4.4 million. Increased interest expense in 1999 on higher outstanding borrowings resulting from provisional payments made on Zambia Consolidated Copper Mines Limited cobalt-copper concentrate and capital expenditures was partially offset by gains on foreign exchange.

            Income taxes as a percentage of income before income taxes decreased to 30.4% for the second quarter of 1999 from 33.2% in the same period in 1998. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax countries of Finland and Malaysia.

            Net income for the three month period ended June 30, 1999 was $14.0 million, an increase of $2.5 million from the same period in 1998, due to the aforementioned factors.

            Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

            Net sales for the six months ended June 30, 1999 were $237.8 million, a decrease of 14.2% compared to the same period for 1998. The decrease in sales resulted principally from lower cobalt, nickel, and copper raw material prices.

            The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                               Market Price Ranges per Pound
                                                 Six Months Ended June 30,
                                        ----------------------------------------
                                              1999                      1998
                                        ---------------         ----------------

            Cobalt - 99.3% Grade        $6.70 to $20.00         $18.10 to $21.18
            Nickel                      $1.81 to $ 2.49         $ 1.99 to $ 2.69
            Copper                      $ .61 to $  .72         $  .74 to $  .85

            The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                         Six Months Ended June 30,    Percentage
             (in millions of pounds)      1999             1998           Change
                                         -----            -----          -------

             Carboxylates                 35.3             30.7           15.0%
             Salts                        48.0             44.2            8.6%
             Powders                      20.9             21.3           (1.9)%
                                         -----            -----           -----
                                         104.2             96.2            8.3%
                                         =====            =====           =====

             The increase in physical volume of carboxylate products sold was primarily due to increased sales of PVC plastic additives in the United States. The increase in physical volume of salt products reflects higher sales of memory disk and battery grade chemicals in Asia Pacific, as well as strong sales of nickel carbonate to the United States steel industry. The decrease in physical volume of powders sold was due to first quarter softness in copper powder products, partially offset by increases in sales of cobalt extra fine and tungsten powders to the hard metal tool and diamond tool industries.

             Gross profit increased to $76.6 million for the six month period ended June 30, 1999, an 8.6% increase over the same period in 1998. The improvement in gross profit was primarily the result of a combination of increased volumes, improved product mix and lower expenses. Cost of products sold decreased to 67.8% for the six months ended June 30, 1999 from 74.6% of net sales during the same period of 1998 as a result of lower cobalt, nickel and copper pricing and improved product mix.

             Selling, general and administrative expenses increased by $.8 million in the six month period ended June 30, 1999 from the same period in 1998 resulting from general increases in administrative costs due to the Company's growth. Due to the decline in net sales resulting from lower cobalt, nickel, and copper prices, selling, general and administrative expenses increased to 12.3% of net sales for the first six months of 1999 compared to 10.2% of net sales for the same period in 1998.

             Other expense - net in 1999 was $8.5 million compared to $8.1 million in 1998, due primarily to increased interest expense on higher outstanding borrowings as a result of provisional payments made on Zambia Consolidated Copper Mines Limited cobalt-copper concentrate and capital expenditures, partially offset by gains on foreign exchange.

             Income taxes as a percentage of income before income taxes decreased to 30.6% for the first six months of 1999 from 33.5% in the same period in 1998. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax countries Finland and Malaysia.

             Net income for the six month period ended June 30, 1999 was $27.0 million, an increase of $4.3 million from the same period in 1998, due to the aforementioned factors.


             Liquidity and Capital Resources

             During the six month period ended June 30, 1999, the Company's net working capital increased by approximately $65 million, compared to December 31, 1998. This increase was primarily the result of provisional payments made on Zambia Consolidated Copper Mines Limited cobalt-copper concentrate which were funded primarily through additional bank borrowings. Capital expenditures increased in 1999, primarily due to the completion of the Company's solvent extraction unit in Kokkola, Finland and the continuing smelter construction project in Lumbumbashi, Democratic Republic of Congo. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

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

             Exposure Type                           Resolution Phases
             ----------------------     ----------------------------------------
                                        Assess     Remedi-              Imple-
                                        -ment       ation    Testing   mentation
                                       --------   --------   --------  ---------
             INFORMATION SYSTEMS
             ------------------------

             % Complete at 6/30/99          90%       85%       80%       75%
             Expected Completion Date    Aug 1999  Sep 1999  Sep 1999  Oct 1999

             NON-INFORMATION SYSTEMS
             ------------------------

             Production and
             Manufacturing Systems
               % Complete at 6/30/99       100%       90%       80%       75%
               Expected Completion Date  Sep 1998  Aug 1999  Aug 1999  Sep 1999

             Products
               % Complete at 6/30/99        100%      N/A        N/A       N/A
               Expected Completion Date  Sep 1998

             THIRD PARTIES
             ------------------------

             System Interface
               % Complete at 6/30/99       100%       N/A        N/A       N/A
               Expected Completion Date   Apr 1999

             Other Material Exposures
               % Complete at 6/30/99       100%       N/A        N/A       N/A
               Expected Completion Date   Sep 1998

             This project will be completed using a combination of existing internal and external resources. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. As of June 30, 1999, approximately $1.5 million has been incurred. Of the total project cost, approximately $.8 million is attributable to a new software purchase, which has been capitalized. The remaining $1.7 million, which is being expensed as incurred, is not expected to have a material effect on the results of operations of the Company.

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


Item 3       Quantitative and Qualitative Disclosures About Market Risk

             A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 1998 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 1999.

Item 4       Submission of Matters to a Vote of Security Holders

             The annual meeting of stockholders of OM Group, Inc. was held on May 4, 1999. An election of Directors was held at which Lee R. Brodeur, Thomas R. Miklich and James P. Mooney were nominated and elected for terms which expire in the year 2002. The following votes were cast with respect to each of the nominees:

             Director                      For          Against       Abstain
             ----------------           ----------      -------       -------

             Lee R. Brodeur             16,749,086      118,498          0
             Thomas R. Miklich          16,749,311      118,273          0
             James P. Mooney            16,704,149      163,435          0

             Other directors whose terms of office will continue after the meeting are:

                                            Term of
             Director                   Office Expires
             ---------------            --------------

             Eugene Bak                      2001
             Frank E. Butler                 2001
             John E. Mooney                  2000
             Markku Toivanen                 2000

             Ernst & Young LLP was re-elected as independent auditors:
             For - 16,855,078, against - 4,286, abstain - 8,220.


Part II      Other Information
Item 6       Exhibits and Reports on Form 8-K

             The following exhibits are included herein:

             Exhibit (15) Independent Accountants' Review Report
             Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

             There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 10, 1999                    OM GROUP, INC.





                                   James M. Materna
                                   Chief Financial Officer
                                   (Duly authorized signatory of OM Group, Inc.)

                   Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
August 9, 1999

                    Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 6 and August 9, 1999, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

Registration
Number       Description                                        Filing Date
---------    -----------------------------------------------    ----------------

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


Cleveland, Ohio
August 9, 1999