Form 10-Q
period 1999-09-30
OM GROUP INC
filed 1999-11-05
CIK 899723

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1999
                           Commission File Number 0-22572


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _____X______    No ___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999: Common Stock, $.01 Par Value - 23,782,362 shares.

                                 INDEX

                             OM GROUP, INC.




Part I.     Financial Information

Item 1.     Financial Statements (Unaudited)

            Condensed consolidated balance sheets -- September 30, 1999 and December 31, 1998

            Condensed consolidated statements of income -- Three months ended September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998

            Condensed consolidated statements of cash flows -- Nine months ended September 30, 1999 and 1998

            Notes to condensed consolidated financial statements - September 30, 1999

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

Part I    Financial Information
Item 1    Financial Statements



                                 OM GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Thousands of dollars, except per share data)
                                  (Unaudited)

                                                  September 30,  December 31,
                                                      1999          1998
                                                   ---------     ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $  9,240    $  7,750
   Accounts receivable                                 90,832      80,906
   Inventories                                        359,675     283,264
   Other current assets                                37,861      48,321
                                                     --------    --------
     Total Current Assets                             497,608     420,241

PROPERTY, PLANT AND EQUIPMENT
   Land                                                 5,315       4,241
   Buildings and improvements                          82,424      80,148
   Machinery and equipment                            295,242     242,137
   Furniture and fixtures                              13,500      12,242
                                                     --------    --------
                                                      396,481     338,768
   Less accumulated depreciation                      108,389      93,423
                                                     --------    --------
                                                      288,092     245,345
OTHER ASSETS
   Goodwill and other intangible assets               185,018     188,486
   Other assets                                        16,330      16,647

                                                     --------    --------
TOTAL ASSETS                                         $987,048    $870,719
                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                 $      5    $    141
   Short-term debt                                      7,000       2,000
   Accounts payable                                    75,685      76,412
   Other accrued expenses                              41,095      41,014
                                                     --------    --------
     Total Current Liabilities                        123,785     119,567

LONG-TERM LIABILITIES
   Long-term debt                                     384,909     309,964
   Deferred income taxes                               32,562      29,950
   Other long-term liabilities                          8,199       7,095

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value:
      Authorized 2,000,000 shares; no shares
      issued or outstanding
   Common stock, $0.01 par value:
      Authorized 60,000,000 shares;
      issued 23,959,346 shares                            240         240
   Capital in excess of par value                     258,085     258,085
   Retained earnings                                  186,834     155,691
   Treasury stock (176,984 shares in 1999
      and 234,847 shares in 1998, at cost)             (6,072)     (8,494)
   Accumulated other comprehensive (loss)              (1,494)     (1,379)
                                                     --------    --------
      Total Stockholders' Equity                      437,593     404,143

                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $987,048    $870,719
                                                     ========    ========



See notes to condensed Consolidated Financial Statements

                                OM GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Thousands of dollars, except per share data)
                                 (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30,           September 30,
                                  --------------------  ---------------------
                                    1999        1998       1999       1998
                                  --------    --------  --------    ---------

   Net sales                      $132,092   $124,683    $369,911   $401,935
   Cost of products sold            91,207     88,522     252,455    295,235
                                   -------    -------     -------    -------
                                    40,885     36,161     117,456    106,700

   Selling, general and
      administrative expenses       15,065     14,018      44,203     42,374
                                   -------    -------     -------   --------
   INCOME FROM OPERATIONS           25,820     22,143      73,253     64,326

OTHER INCOME (EXPENSE)
   Interest expense                 (4,929)    (3,330)    (14,151)   (11,689)
   Interest income                      37         19         107        199
   Foreign exchange (loss)gain        (426)      (246)        254       (128)
                                   -------     -------    --------   --------
                                    (5,318)    (3,557)    (13,790)   (11,618)
                                   -------     -------    --------   --------

   INCOME BEFORE INCOME TAXES       20,502     18,586      59,463     52,708

   Income taxes                      6,242      5,862      18,182     17,279

                                  --------   --------    --------   --------
   NET INCOME                     $ 14,260   $ 12,724    $ 41,281   $ 35,429
                                  ========   ========    ========   ========

Net income per common share          $0.60      $0.54       $1.74      $1.57
Net income per common share -
   assuming dilution                 $0.59      $0.53       $1.70      $1.52

Dividends paid per common share      $0.10      $0.09       $0.30      $0.27





See notes to condensed Consolidated Financial Statements

                                 OM GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Thousands of dollars)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                             1999     1998
                                                          --------  --------
OPERATING ACTIVITIES
   Net income                                              $41,281   $35,429
   Items not affecting cash:
      Depreciation and amortization                         20,533    19,507
      Foreign exchange gain                                    254       128
      Deferred income taxes                                  5,626     1,497
   Changes in operating assets and liabilities             (78,898)  (49,858)
                                                           -------   -------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                               (11,204)    6,703

INVESTING ACTIVITIES
   Expenditures for property, plant and equipment, net     (56,230)  (65,017)
   Acquisitions of businesses                               (2,650) (107,780)
                                                           -------   --------
     NET CASH USED IN INVESTING ACTIVITIES                 (58,880) (172,797)

FINANCING ACTIVITIES
   Dividend payments                                        (7,123)   (6,113)
   Long-term borrowings                                     81,863   160,917
   Payments of long-term debt                               (2,054)  (56,131)
   Purchase of treasury stock                               (2,165)   (7,071)
   Proceeds from exercise of stock options                   1,580       604
   Sale of common stock                                          0    68,670
                                                           -------   -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES              72,101   160,876

Effect of exchange rate changes on cash and
     cash equivalents                                         (527)     (675)

                                                           -------   -------
Increase (decrease) in cash and cash equivalents             1,490    (5,893)

Cash and cash equivalents at beginning of period             7,750    13,193
                                                           -------   -------
Cash and cash equivalents at end of period                 $ 9,240   $ 7,300
                                                           =======   =======

See notes to condensed Consolidated Financial Statements

                                OM GROUP, INC.
          Notes to Condensed Consolidated Financial Statements (Unaudited)
                              September 30, 1999
                 (Thousands of dollars, except per share amounts)



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


Note B     Inventories

           Inventories consist of the following:

                                           September 30,   December 31,
                                               1999            1998
                                             --------       ---------

           Raw materials and supplies        $149,932        $ 99,471
           Finished goods                     147,536         123,651
                                             --------        --------
                                              297,468         223,122
           LIFO reserve                        62,207          60,142
                                             --------        --------
           Total inventories                 $359,675        $283,264
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


Note D     Computation of Earnings per Share

           The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

                                        Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                           -----------------  ---------------

                                             1999     1998      1999     1998
                                           -------  -------   -------  -------

           Net income                      $14,260  $12,724   $41,281  $35,429
                                           =======  =======   =======  =======

           Weighted average number of
              shares outstanding            23,782   23,602    23,758   22,587

           Dilutive effect of stock options    593      630       573      701
                                            ------   ------    ------   ------

           Weighted average number of shares
           outstanding - assuming dilution  24,375   24,232    24,331   23,288
                                            ======   ======    ======   ======

           Net income per common share        $.60     $.54     $1.74    $1.57
                                              ====     ====     =====    =====

           Net income per common share -
              assuming dilution               $.59     $.53     $1.70    $1.52
                                              ====     ====     =====    =====

Note E     Comprehensive Income

           The principal differences between net income as reported in the condensed consolidated statements of income and comprehensive income are foreign currency translation adjustments recorded in stockholders' equity. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $41,166 and $35,812, respectively, and did not differ materially from net income.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

           RESULTS OF OPERATIONS
           Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

           Net sales for the three months ended September 30, 1999 were $132.1 million, an increase of 5.9% compared to the same period for 1998. The increase in sales resulted principally from an increase in physical volume of cobalt-based products sold, which offset a decline in the Company's product prices resulting principally from lower cobalt raw material prices.

           The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                       Market Price Ranges per Pound
                                      Three Months Ended September 30,
                                          1999                 1998
                                   ---------------      ----------------
           Cobalt - 99.3% Grade    $16.00 to $19.15     $17.50 to $19.83
           Nickel                  $ 2.50 to $ 3.26     $ 1.83 to $ 2.05
           Copper                  $  .74 to $  .83     $  .72 to $  .80

           The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                               Three Months Ended September 30,   Percentage
           (in millions of pounds)     1999            1998         Change
                                       ----            ----         ------
           Carboxylates                17.6            15.6         12.8%
           Salts                       22.6            21.1          7.1%
           Powders                     10.9             9.7         12.4%
                                       ----            ----         -----
                                       51.1            46.4         10.1%
                                       ====            ====         =====

           The increase in physical volume of carboxylate products sold was primarily due to increased sales of cobalt catalysts in Europe. The increase in physical volume of salt products reflects higher sales of memory disk chemicals in Asia Pacific. The increase in physical volume of powders sold was primarily due to an increase in sales of coarse grade cobalt powder to the Asia Pacific rechargeable battery market and to an increase in sales of stainless steel alloy powders to the automotive parts industry.

           Gross profit increased to $40.9 million for the three month period ended September 30, 1999, a 13.1% increase over the same period in 1998. The improvement in gross profit was primarily the result of a combination of increased volumes and lower expenses. Cost of products sold decreased to 69.0% for the three months ended September 30, 1999 from 71.0% of net sales during the same period of 1998 as a result of lower cobalt pricing and improved product mix.

           Selling, general and administrative expenses increased by $1.0 million in the three month period ended September 30, 1999 from the same period in 1998, resulting from general increases in administrative costs due to the Company's growth. Selling, general and administrative expenses remained relatively constant as a percentage of net sales for the third quarter of 1999 compared to the same period in 1998.

           Other expense - net in the third quarter of 1999 increased to $5.3 million compared to $3.6 million in 1998, due primarily to increased interest expense in 1999 on higher outstanding borrowings resulting from provisional payments made on cobalt-copper concentrate and capital expenditures.

           Income taxes as a percentage of income before income taxes decreased to 30.4% for the third quarter of 1999 from 31.5% in the same period in 1998. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and the tax holiday in Malaysia.

           Net income for the three month period ended September 30, 1999 was $14.3 million, an increase of $1.5 million from the same period in 1998, due to the aforementioned factors.


           Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998


           Net sales for the nine months ended September 30, 1999 were $369.9 million, a decrease of 8.0% compared to the same period for 1998. The decrease in sales resulted principally from lower cobalt raw material prices, which more than offset an increase in physical volume.

           The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                       Market Price Ranges per Pound
                                       Nine Months Ended September 30,
                                         1999                   1998
                                  ------------------      ------------------
           Cobalt - 99.3% Grade     $6.70 to $20.00        $17.50 to $21.18
           Nickel                   $1.81 to $ 3.26        $ 1.83 to $ 2.69
           Copper                   $ .61 to $  .83        $  .72 to $  .85

           The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

	                           Nine Months Ended September 30,  Percentage
           (in millions of pounds)     1999            1998           Change
                                       ----            ----           ------
           Carboxylates                52.9            46.3           14.3%
           Salts                       70.6            65.3            8.1%
           Powders                     31.8            31.0            2.6%
                                      -----           -----           -----
                                      155.3           142.6            8.9%
                                      =====           =====           =====

           The increase in physical volume of carboxylate products sold was primarily due to increased sales of PVC plastic additives in Asia Pacific. The increase in physical volume of salt products reflects higher sales of memory disk and battery grade chemicals in Asia Pacific. The increase in physical volume of powders sold was due to a third quarter increase in sales of coarse grade cobalt powder to the Asia Pacific rechargeable battery market; an increase in sales of stainless steel alloy powders to the automotive parts industry; and an improving trend in sales of copper powder products.

           Gross profit increased to $117.5 million for the nine month period ended September 30, 1999, a 10.1% increase over the same period in 1998. The improvement in gross profit was primarily the result of a combination of increased volumes, improved product mix and lower expenses. Cost of products sold decreased to 68.2% for the nine months ended September 30, 1999 from 73.5% of net sales during the same period of 1998 as a result of lower cobalt pricing and improved product mix.

           Selling, general and administrative expenses increased by $1.8 million in the nine month period ended September 30, 1999 from the same period in 1998, resulting from general increases in administrative costs due to the Company's growth. Selling, general and administrative expenses remained relatively constant as a percentage of net sales for the first nine months of 1999 compared to the same period in 1998.

           Other expense - net in 1999 was $13.8 million compared to $11.6 million in 1998, due primarily to increased interest expense on higher outstanding borrowings as a result of provisional payments made on cobalt-copper concentrate and capital expenditures.

           Income taxes as a percentage of income before income taxes decreased to 30.6% for the first nine months of 1999 from 32.8% in the same period in 1998. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and the tax holiday in Malaysia.

           Net income for the nine month period ended September 30, 1999 was $41.3 million, an increase of $5.9 million from the same period in 1998, due to the aforementioned factors.


           LIQUIDITY AND CAPITAL RESOURCES

           During the nine month period ended September 30, 1999, the Company's net working capital increased by approximately $73 million, compared to December 31, 1998. This increase was primarily the result of provisional payments made on cobalt-copper concentrate that was funded primarily through additional long-term bank borrowings. Capital expenditures in 1999 were primarily due to the completion of the Company's solvent extraction unit in Kokkola, Finland and the continuing smelter construction project in Lumbumbashi, Democratic Republic of Congo. These capital expenditures were funded through additional borrowings under the Company's revolving credit facility.

           In January, 1999, the Company's revolving credit facility was revised to increase available credit to $325 million to finance the purchase of cobalt-copper concentrate, and to expand its sources of capital by adding three new institutions. The Company may also borrow up to $15 million under a revolving credit agreement expiring March 31, 2000 in order to finance the completion of the smelter construction project. At September 30, 1999, borrowings under this agreement totaled $7 million.

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

           Exposure Type                           Resolution Phases
           ----------------------     ---------------------------------------

                                     Assess     Remedi-              Imple-
                                     -ment       ation    Testing   mentation
                                    --------   --------   --------  ---------
           INFORMATION SYSTEMS
           ------------------------

           % Complete at 9/30/99       100%      100%      100%       90%
           Expected Completion Date                                 Nov 1999

           NON-INFORMATION SYSTEMS
           ------------------------

           Production and
           Manufacturing Systems
             % Complete at 9/30/99     100%      100%      100%       90%
             Expected Completion Date                               Nov 1999

           Products
             % Complete at 9/30/99      100%      N/A        N/A       N/A
             Expected Completion Date

           THIRD PARTIES
           ------------------------

           System Interface
             % Complete at 9/30/99     100%       N/A        N/A       N/A
             Expected Completion Date

           Other Material Exposures
             % Complete at 9/30/99     100%       N/A        N/A       N/A
             Expected Completion Date

           This project will be completed using a combination of existing internal and external resources. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. As of September 30, 1999, approximately $2.2 million has been incurred. Of the total project cost, approximately $.8 million is attributable to a new software purchase, which has been capitalized. The remaining $1.7 million, which is being expensed as incurred, is not expected to have a material effect on the results of operations of the Company.

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

           The Company does not believe that lack of completion of all phases of the Year 2000 program by December 31, 1999 would materially disrupt its operations, based on an evaluation of the status of the program in September, 1999, and has determined that a contingency plan is not necessary.

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

Item 3     Quantitative and Qualitative Disclosures About Market Risk

           A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 1998 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 1999.


Part II    Other Information
Item 6     Exhibits and Reports on Form 8-K

           The following exhibits are included herein:

           Exhibit (15) Independent Accountants' Review Report
           Exhibit (15) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

           There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 4, 1999                 OM GROUP, INC.



                                 /s/ James M. Materna
                                 --------------------
                                 James M. Materna
                                 Chief Financial Officer
                                 (Duly authorized signatory of OM Group, Inc.)

                         Independent Accountants' Review Report





Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



                                                     /s/ Ernst & Young LLP
                                                     ------------------------

Cleveland, Ohio
November 4, 1999

                     Acknowledgment of Independent Accountants





Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 6, 1999, August 9, 1999 and November 4, 1999, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. which are included in its Form 10-Q for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999.

Registration
Number        Description                                    Filing Date
-----------   -----------------------------------------      ----------------
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


                                                     /s/ Ernst & Young LLP
                                                     ------------------------

Cleveland, Ohio
November 4, 1999