Form 10-K
period 1999-12-31
OM GROUP INC
filed 2000-03-23
CIK 899723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NYSE) on March 16, 2000 was approximately $923,456,000.

     As of March 16, 2000, there were 23,831,117 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 9, 2000 are incorporated by reference.

PART I

Item 1.  Business

General
OM Group, Inc. (the Company), through its operating subsidiaries, is a leading international producer and marketer of value-added metal-based specialty chemicals and powders. The Company supplies more than 425 different product offerings – principally categorized as metal carboxylates, inorganic metal salts, and metal powders for diverse applications to more than 30 industries. Metal carboxylates are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Metal salts are used in a wide variety of end products including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. Typically, the Company’s products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance.

The Company operates in a single business segment with product lines comprised of metal-based specialty chemicals.

Competition

The Company’s businesses are very competitive. Several of the Company’s competitors are divisions or subsidiaries of companies that are substantially larger and have greater financial resources than the Company. However, the Company believes it is the only producer that manufactures and markets three categories of metal-based specialty chemicals — carboxylates, inorganic salts and powders. The Company believes it is the world’s leading producer of cobalt carboxylates, cobalt and nickel specialty inorganic salts and copper powders. The Company also believes that it is the world’s second largest producer of cobalt extra-fine powders.

The Company believes that its focus on metal-based specialty chemicals as a core business is an important competitive advantage. Competition in the metal-based specialty chemicals market is based primarily on product quality, supply reliability, price, service and technical support capabilities.

Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company depends, in part, on the Company’s ability to maintain the differential between its product prices and raw material prices. The timing and amount of such adjustments in its product prices depends upon the type of product sold and the inventories and market share positions of the Company and its competitors.

The Company’s flexibility with respect to the timing of its price adjustments is greater with respect to carboxylates than with inorganic salts and powders. Inorganic salt and powder prices respond almost immediately to changes in the raw material base metal prices.

Customers

The Company serves over 1,500 customers with no single customer accounting for 10% or more of the Company’s net sales. During 1999, approximately 51% of the Company’s net sales were to customers in the Americas, 31% were to customers in Europe and 18% were to customers in Asia-Pacific.

While customer demand for the Company’s products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company’s products, generating short-term results that may not be indicative of longer-term trends.

Raw Materials

The primary raw materials used by the Company in manufacturing its products are cobalt, nickel and copper. The cost of raw materials fluctuates due to actual or perceived changes in supply and demand and changes in availability from suppliers. The Company’s supply of cobalt has historically been sourced primarily from the Democratic Republic of Congo (DRC), Australia, Finland and Zambia. Although the Company has never experienced a material shortage of cobalt, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market prices of cobalt. The Company attempts to mitigate changes in prices and availability by entering into long-term supply contracts with a variety of producers. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company’s operations.

Raw material cost increases and/or contractual commitments can result in higher working capital needs. The Company has had sufficient cash availability and borrowing capacity to finance higher working capital as needed.

Research and Development

The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements. New products include new chemical formulations, concentrations of various components, product forms and packaging methods. Research and development expenses were approximately $11.3 million, $10.4 million, and $6.7 million for 1999, 1998, and 1997, respectively. Research and development expenses are anticipated to increase at a rate of approximately 5% per annum.

The Company’s research staff of 79 full time persons conducts carboxylate, metal salts and powders research and development at the Company’s laboratories located in Westlake, Ohio; Research Triangle Park, North Carolina; Newark, New Jersey; and Kokkola, Finland. The Company’s Finnish facility also maintains a research agreement with Outokumpu Research Oy.

Patents and Trademarks

The Company holds approximately 145 patents related to the manufacturing, processing and use of metallo-organic and metal-based compounds. In addition, the Company has the right to use, and in certain instances license and sell, technology covered by 16 patents in the areas of hydrometallurgical processes, solvent extraction, agitators and metal powders. The Company does not consider any single patent to be material to its business as a whole.

Environmental Matters

Since 1970, a wide variety of environmental laws and regulations have been adopted by the United States and by foreign, state and local governments which continue to be amended and supplemented. The Company is subject to these laws and regulations as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by the Company’s plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels which require remediation under environmental laws at properties now or previously owned, operated or used by the Company.

Annual environmental compliance costs were approximately $3.2 million in 1999. Such ongoing expenses include costs relating to waste water analysis and disposal, hazardous and non-hazardous solid waste analysis and disposal, sea water control, air emissions control, soil and groundwater clean-up and monitoring and related staff costs. The Company anticipates that it will continue to incur costs and make expenditures at moderately increasing levels for the foreseeable future in light of the fact that environmental laws and regulations are becoming increasingly stringent, including the likely lowering of permissible discharge limits.

The Company has also incurred capital expenditures of approximately $2.1 million in 1999 in connection with environmental compliance. The Company anticipates that capital expenditure levels for such purposes will increase to approximately $2.8 million in 2000, as it continues to modify on an ongoing, regular basis, certain of its processes which may have an environmental impact.

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

Employees

At December 31, 1999, the Company had 1,053 full-time employees of which 631 were located in the United States, 30 in Canada, 261 in Finland, 36 in Western Europe and 95 in Asia-Pacific. Employees at the Company’s production facilities in Newark, New Jersey; Research Triangle Park, North Carolina; Franklin, Pennsylvania; St. George, Utah; Kuching, Malaysia; Ezanville, France: and Bangkok, Thailand are non-unionized. Employees at the Company’s facilities in Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, such union agreements have two-year terms. Employees at the Johnstown, Pennsylvania facility are members of the United Steelworkers of America Union. The Johnstown union agreement has a term of 5 years expiring in June of 2003. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The Belleville union agreement has a term of five years expiring in May, 2003. The Company believes relations with its employees are good.

International Operations

Financial information related to international operations is contained in Note H on page 25 of this report.

The Company’s products are manufactured at facilities located in Belleville, Canada; Kokkola, Finland; Ezanville, France; Kuching, Malaysia; Bangkok, Thailand; Newark, New Jersey; Research Triangle Park, North Carolina; Franklin, Pennsylvania; Johnstown, Pennsylvania; and St. George, Utah. The Company conducts its marketing and sales primarily from its offices in Düsseldorf, Germany; Research Triangle Park, North Carolina; Westlake, Ohio; Newark, New Jersey; Taipei, Taiwan; and Tokyo, Japan.

Although most of the Company’s raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company’s operating results and net income. Specifically, when the euro has weakened against the U. S. Dollar, there has been a net favorable effect on the Company due to lower operating expenses and lower net balance sheet liabilities when translated into U. S. Dollars. The reverse has been true when the euro strengthened against the U. S. Dollar. During 1999, in order to partially hedge the balance sheet exposure to fluctuating rates, the Company entered into forward contracts to purchase euros.

Item 2.  Properties

The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. The land on which the Kokkola plant is located is leased with a remaining term of 91 years. The land on which the St. George, Utah plant is located is leased with a remaining term, including options, of 45 years. Otherwise, the real properties comprising the Company’s manufacturing facilities are owned by the Company.

The Company’s Kokkola, Finland production facility (KCO) is situated on property owned by Outokumpu Zinc Oy. KCO and Outokumpu Zinc Oy share certain physical facilities, services and utilities under agreements with varying expiration dates. Utilities and raw material purchase assistance contracts provide that KCO jointly purchase with, or pay a fee to, affiliates of Outokumpu Oy for assistance in negotiating contracts and securing bulk quantity discounts.

Certain information regarding the Company’s primary offices, research and product development and manufacturing facilities is set forth below:

		Approximate	Leased/
Location	Facility Function	Square Feet	Owned

Americas:
Newark, New Jersey	Manufactures salts	21,000	owned
	Marketing and administration offices	6,000	owned
	Research and development facility	5,000	owned
Edison, New Jersey	Administration office	7,000	leased
	Warehouse	88,000	leased
Research Triangle Park,	Manufactures powders	105,100	owned
North Carolina	Marketing and administration offices	15,500	owned
	Research and development facility	27,900	owned
Cleveland, Ohio	Corporate headquarters	14,700	leased
	Administration office	4,800	leased
	Pilot plant facility	11,400	leased
	Storage facility	10,000	leased
Westlake, Ohio	Research and development facility	27,500	owned
	Marketing and administration offices	10,000	owned
Belleville, Ontario	Manufactures carboxylates	38,000	owned
Franklin, Pennsylvania	Manufactures carboxylates and salts	230,000	owned
Johnstown, Pennsylvania	Manufactures powders	173,000	owned
St. George, Utah	Manufactures salts and powders	78,000	owned

Europe:
Kokkola, Finland	Manufactures carboxylates, salts and powders	470,000	owned
Ezanville, France	Manufactures carboxylates	50,000	owned
Düsseldorf, Germany	Marketing and administration offices	4,800	leased

Asia-Pacific:
Tokyo, Japan	Marketing and administration offices	2,300	leased
Kuching, Malaysia	Manufactures salts	20,000	owned
	Marketing and administration offices	5,000	owned
Taipei, Taiwan	Marketing and administration offices	4,000	leased
Bangkok, Thailand	Manufactures carboxylates	105,000	owned
	Marketing and administration offices	2,400	leased

Item 3.  Legal Proceedings

Manufacturers of specialty chemical products, including the Company, are subject to various legal and administrative proceedings incidental to such business. In the opinion of the Company, disposition of all suits and claims should not in the aggregate have a material adverse effect on the Company’s business or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 1999 fiscal year.

Executive Officers of the Registrant

There is set forth below the name, age, positions and offices held by each of the Company’s executive officers as of March 21, 2000, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

James P. Mooney — 52

•	Chairman and Chief Executive Officer, 1994

Edward W. Kissel — 58

•	President and Chief Operating Officer, 1999
•	Chief Executive Officer, RotoCast Technologies, Inc., 1993
•	Chief Executive Officer, Kissel Group, Ltd., 1993

James M. Materna — 54

•	Chief Financial Officer, 1992

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The information relating to the recent price and dividend history of the Company’s Common Stock is contained in Note I on page 26 of this report. The Company’s Common Stock is traded on the New York Stock Exchange. As of March 6, 2000, the Company had approximately 12,000 shareholders.

Item 6.  Selected Financial Data

	Year Ended December 31,

	1999	1998	1997	1996	1995
(in millions, except per share data)
Income Statement Data:

Net sales	$507.0	$521.2	$487.3	$388.0	$361.0

Gross profit	159.5	145.0	117.4	84.0	74.6

Selling, general and administrative expenses	60.8	58.1	46.8	32.6	30.6

Income from operations	98.7	86.9	70.6	51.4	44.0

Other expense – net	(18.4)	(15.6)	(12.6)	(7.0)	(5.5)

Net income	$55.8	$48.4	$38.4	$30.0	$25.9

Net income per common share	$2.35	$2.11	$1.84	$1.61	$1.39

Net income per common share – assuming dilution	$2.30	$2.05	$1.78	$1.56	$1.36

Dividends declared and paid per common share	$0.40	$0.36	$0.32	$0.28	$0.24

Balance Sheet Data:

Total assets	$1,017.9	$870.7	$601.1	$443.5	$358.0

Long-term debt (excluding current portion)	384.9	310.0	170.3	109.3	89.8

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report.

Set forth below is summary consolidated information of the Company for the years ended December 31, 1999, 1998, and 1997.

	Year Ended December 31,

	1999	1998	1997
(Thousands of dollars)
Income Statement Data:

Net sales	$506,955	$521,226	$487,296

Gross profit	159,505	144,952	117,363

Selling, general and administrative expenses	60,768	58,028	46,791

Income from operations	98,737	86,924	70,572

Other expense – net	(18,444)	(15,600)	(12,595)

Income taxes	(24,468)	(22,966)	(19,534)

Net income	$55,825	$48,358	$38,443

Products Sold (millions of pounds):

Carboxylates	70.2	60.5	50.3

Salts	96.1	89.3	61.0

Powders	43.1	40.4	38.6

Total	209.4	190.2	149.9

Results of Operations

1999 Compared to 1998
Net sales for 1999 were $507.0 million, a decrease of 2.7% compared to 1998. The decrease in sales resulted principally from lower cobalt raw material prices, which more than offset an increase in physical volume.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

Market Price Ranges per Pound
Year Ended December 31,

	1999	1998

Cobalt — 99.3% Grade	$6.70 to $20.00	$8.85 to $21.18

Nickel	$1.81 to $3.81	$1.71 to $2.69

Copper	$0.61 to $0.85	$0.65 to $0.85

Pounds of product sold by the Company were 209.4 million pounds during 1999, an increase of 10.1% compared to 190.2 million pounds in 1998. The increase in physical volume of carboxylate products sold was primarily the result of an increase in sales of cobalt carboxylates and PVC plastic additives, both in Europe and Asia Pacific. In the salts category, the increase in physical volume of products sold reflects higher sales of memory disk and battery grade chemicals in Asia Pacific. The increase in physical volume of powder products reflects continued strong growth in sales of cobalt fine powder to the hard metal tool industry, coarse grade powders to the rechargeable battery market and stainless steel alloy powders in automotive applications.

Gross profit increased to $159.5 million in 1999, a 10.0% increase from 1998. The improvement in gross profit was primarily the result of increased volumes and an improved product mix increasing contribution from higher value-added products. Cost of products sold decreased to 68.5% of net sales for the year ended 1999 from 72.2% of net sales in 1998 as a result of lower cobalt pricing and improved product mix.

Selling, general and administrative expenses increased to 12.0% of net sales in 1999 from 11.1% of net sales in 1998, resulting from general increases in administrative costs due to the Company’s growth.

Other expense-net was $18.4 million in 1999 compared to $15.6 million in 1998 due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of provisional payments made on cobalt-copper concentrate and capital expenditures.

Income taxes as a percentage of income before income taxes decreased to 30.5% in 1999 from 32.2% in 1998. The lower effective tax rate was due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for 1999 was $55.8 million, an increase of $7.5 million from 1998, primarily due to the aforementioned factors.

1998 Compared to 1997

Net sales for 1998 were $521.2 million, an increase of 7.0% compared to 1997. The increase in sales resulted principally from the acquisition of Auric Corporation (Fidelity) and an increase in physical volume of products sold, which offset a decline in the Company’s product prices resulting from decreasing cobalt, nickel and copper market prices.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

Market Price Ranges per Pound
Year Ended December 31,

	1998	1997

Cobalt — 99.3% Grade	$8.85 to $21.18	$17.50 to $22.23

Nickel	$1.71 to $2.69	$2.66 to $3.66

Copper	$0.65 to $0.85	$0.77 to $1.20

The Company generally passes through to its customers increases and decreases in raw material prices by increasing and decreasing, respectively, the prices of its products. Cobalt 99.3% market prices (per pound) dropped from approximately $18 at September 30, 1998, to $8.85 by December 31, 1998, and then rebounded to approximately $17 during the first quarter of 1999. When raw material prices decrease precipitously, the Company’s LIFO inventory value may exceed the value at which the inventory can be sold (i.e., LIFO inventory costs may exceed market). Consequently, the Company evaluates its inventory carrying value to state it at the lower of cost or market. At December 31, 1998, no adjustment to carrying value was needed, as the market value of the inventory exceeded LIFO cost.

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

Income taxes as a percentage of income before income taxes decreased to 32.2% in 1998 from 33.7% in 1997. The lower effective tax rate was due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia, offsetting the impact of non-tax deductible goodwill related to the acquisitions of Fidelity and Dussek.

Net income for 1998 was $48.4 million, an increase of $9.9 million from 1997, primarily due to the aforementioned factors.

Liquidity and Capital Resources

During 1999, the Company’s net working capital increased by approximately $71.5 million. This increase was primarily the result of provisional payments made on cobalt-copper concentrate. Capital expenditures in 1999 were primarily related to the continuing smelter construction project in Lubumbashi, Democratic Republic of Congo and the completion of the Company’s solvent extraction unit in Kokkola, Finland. These working capital increases and capital expenditures were funded through additional borrowings under the Company’s revolving credit facility.

In January, 1999, the Company’s revolving credit facility was revised to increase available credit to $325 million, and to expand its sources of capital by adding three new institutions. The Company may also borrow up to $15 million under a demand note agreement expiring March 31, 2000. At December 31, 1999, the Company had no outstanding borrowings under this demand note agreement.

The Company believes that it will have sufficient cash generated by operations and through its credit facilities to provide for its future working capital and capital expenditure requirements, and to pay quarterly dividends on its common stock, subject to the Board’s discretion. In February, 2000 the Board of Directors authorized an increase in quarterly dividends to $.11 per share. Subject to several limitations in its credit facilities, the Company may incur additional borrowings to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

The Company has ongoing capital expenditure programs to improve its processing technology and plant and equipment, and to expand capacity to accommodate future growth. The Company anticipates that capital spending, exclusive of acquisitions or joint ventures, will approximate $25 million for 2000.

Although most of the Company’s raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices will affect the Company’s operating results and net income (see page 4 — International Operations).

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

The primary raw materials used by the Company in manufacturing its products are cobalt, nickel and copper. While nickel and copper are worldwide commodities and generally available, cobalt availability can be more uncertain. The Company’s supply of cobalt has historically been sourced primarily from the Democratic Republic of Congo, Australia, Finland and Zambia. Although the Company has never experienced a material shortage of cobalt, production problems and political and civil instability in certain supplier countries may affect the supply and market price of cobalt. If a substantial interruption should occur in supply from a primary source, there is no assurance that the Company would be able to obtain as much cobalt from other sources as would be necessary to satisfy the Company’s requirements at prices comparable to its current arrangements. The Company attempts to mitigate changes in prices and availability by maintaining adequate inventories and long-term supply relationships with a variety of producers. The cost of raw materials fluctuates due to both actual and perceived changes in supply and demand. Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company principally depends on the Company’s ability to maintain the differential between its product prices and product costs. Substantial, sustained reductions in the price of raw materials, particularly cobalt, could also result in the Company’s inventory being written down to market value (see Results of Operations, 1998 Compared to 1997).

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company predominantly utilizes U.S. Dollar denominated borrowings to fund its working capital and investment needs. The majority of the Company’s borrowings are in variable rate instruments. The Company enters into interest rate swap agreements to convert a portion of the variable rate instruments to fixed rate contracts over typically a three year period. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note C). The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company’s long term-debt.

	Expected Maturity Date

	December 31, 1999
								Fair
(Thousands of dollars)	2000	2001	2002	2003	2004	Thereafter	Total	Value

Long-term debt, including current portion Fixed rate	$25	$24	$20	$20	$20	$60,054	$60,163	$60,163

Average interest rate	4.4%	4.3%	4.0%	4.0%	4.0%	7.1%

Variable rate					$324,750		$324,750	$324,750

Average interest rate					7.38%

	Expected Maturity Date

	December 31, 1998
								Fair
(Thousands of dollars)	1999	2000	2001	2002	2003	Thereafter	Total	Value

Long-term debt, including current portion Fixed rate		$20	$20	$20	$20	$60,124	$60,204	$60,204

Average interest rate		4.0%	4.0%	4.0%	4.0%	7.1%

Variable rate	$141					$249,760	$249,901	$249,901

Average interest rate	1.0%					6.1%

In addition to the United States, the Company has manufacturing and other facilities in Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company’s operating results and net income (see page 4 – International Operations).

Year 2000

The Company has modified existing computer software and/or converted to new software and is successfully operating in the post Year 2000 environment.

This project has been completed using a combination of existing internal and external resources. The total cost of the Year 2000 project was $2.5 million and was funded through operating cash flows. Of the total project cost, approximately $.8 million was attributable to a new software purchase, which has been capitalized. The remaining $1.7 million, which was expensed as incurred, did not have a material effect on the results of operations of the Company.

Euro Conversion

The Company has converted and/or installed the necessary software modifications and is successfully operating in the post-euro conversion European economy since the introduction of the euro currency on January 1, 1999.

Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities

Litigation Reform Act of 1995

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, copper and nickel; (b) demand for metal-based specialty chemicals in the mature markets in the United States and Europe; (c) demand for metal-based specialty chemicals in Asia-Pacific and other less mature markets; and (d) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors, together with fluctuations in currency exchange rates upon the Company’s international operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The disclosures required under this item are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 9 and 10 of this report.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors and Stockholders

OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. as of December 31, 1999 and 1998, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 15, 2000

Consolidated Balance Sheets

	December 31,

	1999	1998
(Thousands of dollars, except share data)
Assets

Current assets:

Cash and cash equivalents	$9,433	$7,750

Accounts receivable, less allowance of $1,131 in 1999 and $1,390 in 1998	100,492	80,906

Inventories	332,810	283,264

Refundable taxes	794	15,673

Other current assets	53,495	32,648

Total current assets	497,024	420,241

Property, plant and equipment:

Land	6,099	4,241

Buildings and improvements	93,819	80,148

Machinery and equipment	317,388	242,137

Furniture and fixtures	14,419	12,242

	431,725	338,768

Less accumulated depreciation	112,910	93,423

	318,815	245,345

Other assets:

Goodwill and other intangible assets, less accumulated amortization of $19,125 in 1999 and $13,510 in 1998.	183,974	188,486

Other assets	18,108	16,647

Total assets	$1,017,921	$870,719

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$25	$141

Short-term debt		2,000

Accounts payable	77,037	76,412

Deferred income taxes	27,865	20,271

Other accrued expenses	19,929	20,743

Total current liabilities	124,856	119,567

Long-term debt	384,888	309,964

Deferred income taxes	31,434	29,950

Other long-term liabilities	27,515	7,095

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $.01 par value: Authorized 60,000,000 shares; issued 23,959,346 shares	240	240

Capital in excess of par value	258,815	258,085

Retained earnings	198,047	155,691

Treasury stock (165,161 shares in 1999 and 234,847 shares in 1998, at cost)	(5,537)	(8,494)

Accumulated other comprehensive loss	(1,837)	(1,379)

Unearned compensation	(500)

Total stockholders’ equity	449,228	404,143

Total liabilities and stockholders’ equity	$1,017,921	$870,719

See accompanying notes to consolidated financial statements.

Statements of Consolidated Income

	Year Ended December 31,

	1999	1998	1997
(Thousands of dollars, except per share data)
Net sales	$506,955	$521,226	$487,296

Cost of products sold	347,450	376,274	369,933

	159,505	144,952	117,363

Selling, general and administrative expenses	60,768	58,028	46,791

Income from operations	98,737	86,924	70,572
Other income (expense)

Interest expense	(19,081)	(15,560)	(13,410)

Interest income	181	223	100

Foreign exchange gain (loss)	456	(263)	715

	(18,444)	(15,600)	(12,595)

Income before income taxes	80,293	71,324	57,977

Income taxes	24,468	22,966	19,534

Net income	$55,825	$48,358	$38,443

Net income per common share	$2.35	$2.11	$1.84

Net income per common share — assuming dilution	$2.30	$2.05	$1.78

Cash dividends paid per common share	$.40	$.36	$.32

See accompanying notes to consolidated financial statements

Statements Of Consolidated Stockholders’ Equity

		Capital			Accumulated
		in Excess			Other
	Common	of Par	Retained	Treasury	Comprehensive	Unearned
	Stock	Value	Earnings	Stock	Loss	Compensation	Total
(Thousands of dollars)
Balance at January 1, 1997	$188	$102,125	$85,871	$(2,621)	$(241)		$185,322

Net income			38,443				38,443

Translation adjustment					(657)		(657)

Total comprehensive income							37,786

Non-employee directors’ compensation		198					198

Dividends paid			(6,792)				(6,792)

Treasury stock purchased				(4,173)			(4,173)

Issuance of shares under benefit plans, including tax benefit			(57)	1,965			1,908

Sale of common stock	34	86,958					86,992

Balance at December 31, 1997	222	189,281	117,465	(4,829)	(898)		301,241

Net income			48,358				48,358

Translation adjustment					(481)		(481)

Total comprehensive income							47,877

Non-employee directors’ compensation		133					133

Dividends paid			(8,246)				(8,246)

Treasury stock purchased				(7,070)			(7,070)

Issuance of shares under benefit plans, including tax benefit			(1,886)	3,405			1,519

Sale of common stock	18	68,671					68,689

Balance at December 31, 1998	240	258,085	155,691	(8,494)	(1,379)		404,143

Net income			55,825				55,825

Translation adjustment					(458)		(458)

Total comprehensive income							55,367

Non-employee directors’ compensation		160					160

Restricted stock grants		570				$(570)

Restricted stock compensation						70	70

Dividends paid			(9,517)				(9,517)

Treasury stock purchased				(4,744)			(4,744)

Issuance of shares under benefit plans, including tax benefit			(3,952)	7,701			3,749

Balance at December 31, 1999	$240	$258,815	$198,047	$(5,537)	$(1,837)	$(500)	$449,228

See accompanying notes to consolidated financial statements.

Statements Of Consolidated Cash Flows

	Year Ended December 31

	1999	1998	1997
(Thousands of dollars)
Operating activities

Net income	$55,825	$48,358	$38,443

Items not affecting cash:

Depreciation and amortization	26,864	25,435	21,225

Foreign exchange (gain) loss	(456)	263	(715)

Deferred income taxes	13,327	17,309	5,108

Changes in operating assets and liabilities:

Accounts receivable	(19,586)	5,139	(9,435)

Inventories	(49,521)	(75,976)	15,520

Accounts payable and other accruals	(4,850)	(11,387)	(40,837)

Other	(9,247)	(10,283)	637

Net cash provided by (used in) operating activities	12,356	(1,142)	29,946

Investing activities

Expenditures for property, plant and equipment — net	(70,150)	(91,942)	(34,785)

Acquisitions of businesses	(1,765)	(103,253)	(123,718)

Net cash used in investing activities	(71,915)	(195,195)	(158,503)

Financing activities

Dividend payments	(9,517)	(8,246)	(6,792)

Short-term borrowings		2,000

Long-term borrowings	74,808	197,773	172,315

Payments of short-term debt	(2,000)

Payments of long-term debt		(63,569)	(114,643)

Purchase of treasury stock	(4,744)	(7,070)	(4,173)

Proceeds from exercise of stock options	2,755	719	708

Issuance of common stock		68,689	86,992

Net cash provided by financing activities	61,302	190,296	134,407

Effect of exchange rate changes on cash and cash equivalents	(60)	598	(475)

Increase (decrease) in cash and cash equivalents	1,683	(5,443)	5,375

Cash and cash equivalents at beginning of year	7,750	13,193	7,818

Cash and cash equivalents at end of year	$9,433	$7,750	$13,193

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Thousands of dollars, except per share amounts)

A.  Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories — Inventories are principally stated at the lower of cost or market and valued using the last-in, first-out (LIFO) method.

Long-Lived Assets — Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for other depreciable assets.

Goodwill represents the excess of the purchase price of businesses acquired over the estimated fair market value of the net assets acquired. Other intangibles represent principally patents, trademarks and technology acquired. Goodwill, other intangible assets and capitalized software are being amortized on a straight-line basis over their respective useful lives (five to forty years).

Long-lived assets are assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds it fair value.

Research and Development — Selling, general and administrative expenses include research and development costs of $11,332, $10,367, and $6,687 in 1999, 1998 and 1997, respectively.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.

Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiary is the U.S. Dollar since a majority of its purchases and sales are denominated in U.S. Dollars and it holds a significant intercompany note payable denominated in U.S. Dollars. Accordingly, foreign exchange gains and losses related to assets, liabilities and transactions which are denominated in other currencies (principally the euro) are included in results of operations. The Company enters into forward contracts to partially hedge its balance sheet exposure to the euro, and accordingly, gains or losses related to the forward contracts are also included in results of operations.

The functional currency for the Company’s other subsidiaries outside of the United States is the applicable local currency. For those operations, financial statements are translated into U.S. Dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded as a component of stockholders’ equity.

Cash Equivalents — For purposes of the statements of consolidated cash flows, all highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Stock Options and Compensation Plans — The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant and accounts for stock options using the intrinsic value method. Accordingly, compensation expense is not recognized for the stock option grants.

Non-employee members of the Board of Directors are eligible to receive their annual retainer in the form of cash, stock options, or restricted stock. If stock options or restricted stock are elected, the acquisition price is 75% of the fair market value and directors’ cash compensation is utilized to acquire the options or restricted stock. Also, directors electing to receive restricted stock receive additional restricted stock equal to 5% of their applied cash compensation. Accordingly, compensation expense is recognized for stock option and restricted share grants elected by eligible directors.

Notes to Consolidated Financial Statements — Continued

Revenue Recognition — Revenues are recognized when products are shipped to unaffiliated customers.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements — In June, 1998, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company must adopt SFAS No. 133 no later than the first quarter of fiscal year 2001; adoption of this statement is not expected to have a material effect on earnings or the financial position of the Company.

B.  Inventories

Inventories consist of the following:

	December 31

	1999	1998

Raw materials and supplies	$137,337	$99,471

Finished goods	138,417	123,651

	275,754	223,122

LIFO reserve	57,056	60,142

Total inventories	$332,810	$283,264

C.  Financial Instruments

Long-term debt consists of the following:

	December 31

	1999	1998

Notes payable to banks	$324,750	$249,760

Notes payable to insurance companies	60,000	60,000

Other	163	345

	384,913	310,105

Less: Current portion	25	141

Total long-term debt	$384,888	$309,964

At December 31, 1999, the Company had a $325 million revolving credit facility with a group of banks, including a $10 million sublimit for issuance of letters of credit. The five year credit facility, expiring in January, 2004, has variable interest rates based upon either the agent bank’s base lending rate or LIBOR plus a .40% to 1.50% margin at the Company’s option. Under this credit agreement, the Company must meet certain funded debt ratios, and there are also covenants which restrict capital expenditure, dividend paying and borrowing capability of the Company. Annual dividends are limited to $12 million or 25% of consolidated net income, whichever is greater. The Company may also borrow up to $15 million under a demand note agreement expiring March 31, 2000 in order to finance the completion of the smelter construction project. At December 31, 1999, the Company had no outstanding borrowings under this agreement.

The Company has entered into several interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $60 million to an average fixed rate of 5.65% plus .40% to .80% for a three year period ending February 9, 2001. At December 31, 1999, the combined effective rate of the Company’s bank borrowings and the related swap agreements was 7.34%. The net interest paid or received on interest rate swaps is

Notes to Consolidated Financial Statements — Continued

included in interest expense. The counterparties to the interest rate swaps are international commercial banks. At December 31, 1999, the fair values of the Company’s interest rate swaps approximated $546 receivable.

During 1995 the Company borrowed $30 million from a group of insurance companies through a private placement. The borrowings bear interest at 7.38% and are due August 30, 2005. During 1997, in order to convert to a fixed rate and extend the term on a portion of its borrowings, the Company borrowed an additional $30 million in a private placement with a group of insurance companies and used the proceeds to reduce borrowings under its revolving credit facility with its banks. Borrowings amounting to $15 million bear interest at 6.82% and are due October 24, 2007. The remaining borrowings bear interest at 6.99% and are due October 24, 2009. Under the terms of these note purchase agreements, the Company must meet certain interest coverage and funded debt ratios. There are also covenants which restrict the dividend paying and borrowing capability of the Company.

Aggregate annual maturities of long-term debt for the five years following December 31, 1999 are as follows: 2000 — $25; 2001 — $24; 2002 — $20 and 2003 - $20; and 2004 — $324,770. Interest paid, net of capitalized amounts, was $19,112, $15,660 and $14,771 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest capitalized as part of construction of major fixed assets was $7,057 in 1999, $1,605 in 1998 and $0 in 1997. At December 31, 1999, the carrying value of the Company’s debt approximated its fair value.

The Company enters into forward contracts to purchase euros to partially hedge its balance sheet exposure and other commitments to rate fluctuations between the euro and the U.S. Dollar. At December 31, 1999, the notional value of these forward contracts approximated $5,023. The fair value of the forward contracts, based on the current settlement price at December 31, 1999, approximated $387 payable, which was recorded in results of operations.

D.  Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31

	1999	1998	1997

United States	$(2,715)	$17,998	$7,794

Outside the United States	83,008	53,326	50,183

	$80,293	$71,324	$57,977

Income taxes are summarized as follows:

	Year Ended December 31

	1999	1998	1997

Current:

United States:

Federal	$1,281	$1,634	$1,267

State and local	88	860	1,166

Outside the United States	9,772	3,163	11,993

	11,141	5,657	14,426

Deferred:

United States	2,817	5,426	1,209

Outside the United States	10,510	11,883	3,899

	13,327	17,309	5,108

	$24,468	$22,966	$19,534

Notes to Consolidated Financial Statements — Continued

Significant components of the Company’s deferred income taxes are as follows:

	December 31

	1999	1998

Current asset — operating accruals	$1,968	$2,614

Current liability – inventories	(27,865)	(20,271)

Long-term asset — employee benefits	3,425	3,255

Long-term liability — accelerated depreciation	(31,434)	(29,950)

	$(53,906)	$(44,352)

A reconciliation of income taxes computed at the United States statutory rate to the effective income tax rate follows:

	Year Ended December 31

	1999	1998	1997

Income taxes at the United States statutory rate	35.0%	35.0%	35.0%

State income taxes, net of federal tax benefit	.1	.8	1.3

Effective tax rate differential of earnings outside of the United States	(10.6)	(6.0)	(2.7)

Adjustment of worldwide tax liabilities	4.2	.1	(2.0)

Non-deductible goodwill	1.9	2.0	1.6

Other—net	(.1)	.3	.5

	30.5%	32.2%	33.7%

The Company has not provided additional United States income taxes on approximately $216,000 of undistributed earnings of consolidated foreign subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

Beginning in 1998, the Company conducts business in Malaysia, which attracts industry by granting a “holiday” from income taxes. This agreement, which expires in March, 2002, reduced income tax expense by $1,680, or $.07 per common share – assuming dilution and $1,051, or $.04 per common share – assuming dilution, in 1999 and 1998, respectively. Income tax payments were $7,355, $24,611 and $12,551 during the years ended December 31, 1999, 1998 and 1997, respectively.

E.  Pension and Other Postretirement Benefit Plans

The Company sponsors several defined contribution plans covering certain employees. Company contributions are determined by the Board of Directors based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plans; the Company also maintains a 401(k) plan for certain non-union employees in the United States. Aggregate defined contribution plan expenses were $5,351, $4,784 and $2,295 in 1999, 1998 and 1997, respectively.

Notes to Consolidated Financial Statements — Continued

The Company has non-contributory defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance. Components of plan obligations and assets, and the recorded asset (liability) at December 31 are as follows:

	Pension		Other Postretirement
	Benefits		Benefits

	1999	1998	1999	1998

Benefit obligation at beginning of year	$(15,318)	$(15,827)	$(9,369)	$(6,041)

Service cost	(189)	(158)	(425)	(474)

Interest cost	(977)	(991)	(470)	(443)

Participant contributions			(89)

Plan amendments				(1,361)

Actuarial gain (loss)	2,160	(1,747)	4,746	(1,281)

Benefits paid	800	741	364	231

Curtailment gain		2,664

Benefit obligation at end of year	$(13,524)	$(15,318)	$(5,243)	$(9,369)

Fair value of plan assets at beginning of year	$14,767	$13,746	$0	$0

Actual return on plan assets	944	1,367

Employer contributions	72	395	275	231

Participant contributions			89

Benefits paid	(800)	(741)	(364)	(231)

Fair value of plan assets at end of year	$14,983	$14,767	$0	$0

Plan assets exceeding (less than) benefit obligations	$1,459	$(551)	$(5,243)	$(9,369)

Unamortized:

Net (gain) loss	(443)	1,412	(2,009)	1,245

Prior service cost			1,389	2,694

Employer contributions			69

Recorded asset (liability)	$1,016	$861	$(5,794)	$(5,430)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,885, $2,885 and $2,328, respectively, as of December 31, 1999 and $3,063, $3,063 and $2,278, respectively, as of December 31, 1998.

The components of net periodic benefit cost (income) for the years ended December 31 are as follows:

	Pension Benefits

	1999	1998	1997

Service cost	$189	$158	$513

Interest cost	977	991	1,056

Expected return on plan assets	(1,249)	(1,182)	(1,071)

	(83)	(33)	498

Curtailment gain		(2,664)

	$(83)	$(2,697)	$498

Notes to Consolidated Financial Statements — Continued

	Other Postretirement Benefits

	1999	1998	1997

Service cost	$425	$474	$202

Interest cost	470	443	332

Net amortization	94	90

	$989	$1,007	$534

During 1998, the Company froze its salaried pension plan, resulting in a curtailment gain.

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	1999	1998

Discount rate	7.75%	6.75%

Return on pension plan assets	9.00%	9.00%

Projected health care cost trend rate	8.50%	9.50%

Ultimate health care trend rate	5.50%	5.50%

Year ultimate health care trend rate is achieved	2006	2006

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease

1999 benefit cost	$235	$208

Recorded liability at December 31, 1999	$1,073	$830

F.  Stockholders’ Equity / Earnings Per Share

In November, 1996, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock. Each Right entitles the shareholder to purchase one one-hundredth share of Series A Participating Preferred Stock at a purchase price of $160 per share, subject to adjustment. The Rights become exercisable if a person or group (Acquiring Person) acquires or attempts to acquire 15% or more of the outstanding shares of common stock. In the event that the Rights become exercisable, each Right (except for Rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase for the exercise price then in effect, shares of the Company’s common stock having a value of twice the exercise price. The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. The Rights expire on November 14, 2006.

During 1999, the Company granted 15,000 shares of restricted stock to an officer. One-third of these shares vest on the third anniversary of the date of grant; the remainder vest on the fifth anniversary. The market value of the restricted stock awarded was $570, and has been recorded as a separate component of stockholders’ equity.

Notes to Consolidated Financial Statements — Continued

The following table sets forth the computation of net income per common share and net income per common share — assuming dilution:

	Year Ended December 31

	1999	1998	1997

Net income	$55,825	$48,358	$38,443

Weighted average shares outstanding	23,767	22,874	20,929

Dilutive effect of stock options	557	672	725

Weighted average shares outstanding — assuming dilution	24,324	23,546	21,654

Net income per common share	$2.35	$2.11	$1.84

Net income per common share — assuming dilution	$2.30	$2.05	$1.78

The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to management personnel of up to one and one-half percent of the total number of issued and outstanding shares of common stock of the Company. The Company’s 1995 Non-Employee Directors’ Equity Compensation Plan has also authorized the grant of options to non-employee members of the Board of Directors for up to 250,000 shares of the Company’s common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of the next fiscal year following the year of grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, “Accounting for Stock Based Compensation”, and has been determined as if the Company had accounted for its employee and non-employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	Year Ended December 31

	1999	1998	1997

Risk-free interest rate	7.0%	5.5%	6.0%

Dividend yield	1.2%	1.2%	1.2%

Volatility factor of Company common stock	.25	.25	.19

Weighted-average expected option life (years)	5	5	5

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	1999	1998	1997

Net income	$53,610	$46,718	$37,352

Net income per common share	$2.26	$2.04	$1.78

Net income per common share — assuming dilution	$2.20	$1.98	$1.72

Notes to Consolidated Financial Statements — Continued

A summary of the Company’s stock option activity, and related information follows:

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,606,534	$22.01	1,367,773	$17.89	1,243,079	$12.55

Granted	333,999	35.85	341,513	34.60	239,603	39.94

Exercised	(214,671)	12.83	(102,752)	7.00	(114,909)	6.15

Outstanding at December 31	1,725,862	$25.83	1,606,534	$22.01	1,367,773	$17.89

Exercisable at end of year	1,423,362		1,288,534		1,138,773

Weighted-average fair value of options granted during the year		$11.39		$10.05		$10.28

The weighted-average remaining contractual life of options outstanding is approximately seven years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

	Outstanding			Exercisable

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number of	Exercise
	of Shares	Life	Price	Shares	Price

Range of exercise prices:

$5.04 — $13.00	506,378	3.4	$8.44	506,378	$8.44

$17.31 — $39.94	1,219,484	8.4	$33.01	916,984	$31.94

G.  Commitments And Contingencies

The Company has a supply agreement with La Generale des Carriers et des Mines (Gecamines) to purchase all of the concentrate produced by the Luiswishi mine in Shaba, Democratic Republic of Congo (DRC). Annual production from this facility is estimated to contain approximately 4,200 metric tons of cobalt and 8,500 metric tons of copper. The cost of the cobalt and copper obtained will be based upon the prevailing market price as material is processed.

The Company has contracts as a partner to build a smelter in Lubumbashi, Democratic Republic of Congo. The expenditures for this 58% owned joint venture are included in the Company’s consolidated financial statements. As of December 31, 1999, approximately $71 million has been expended on the estimated $100 million project. The smelter is expected to be completed in the fourth quarter, 2000.

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

Notes to Consolidated Financial Statements — Continued

H.  Reportable Segment and Geographic Information

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

	1999	1998	1997

Information About Products
Net Sales

Carboxylates	$127,246	$115,895	$126,697

Salts	215,963	247,896	214,410

Powders	163,746	157,435	146,189

	$506,955	$521,226	$487,296

Geographic Information
Net Sales(1)

United States	$286,503	$295,791	$274,200

Finland	192,317	201,059	207,122

Other	28,135	24,376	5,974

	$506,955	$521,226	$487,296

Long-Lived Assets

United States	$121,178	$114,441	$78,570

Finland	118,341	95,755	72,120

Other	79,296	35,149	4,926

	$318,815	$245,345	$155,616

Net Sales(2)

United States	$223,100	$239,563	$213,541

Outside the United States	283,855	281,663	273,755

	$506,955	$521,226	$487,296

(1)	Net sales are attributed to the geographic area based on the location of the manufacturing facility.

(2)	Net sales are attributed to the geographic area based on the location of the customer.

No single customer accounts for 10% or more of the Company’s net sales.

Notes to Consolidated Financial Statements — Continued

I. Quarterly Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31

1999

Net sales	$114,113	$123,706	$132,092	$137,044

Gross profit	37,109	39,462	40,885	42,049

Income from operations	22,803	24,630	25,820	25,484

Net income	12,973	14,048	14,260	14,544

Net income per common share	$.55	$.59	$.60	$.61

Net income per common share — assuming dilution	$.54	$.58	$.59	$.60

Market price: high-low	36 9/16-26 7/8	42 1/2-32 1/2	40 1/16-33 3/4	40 1/2-31 1/2

Dividends paid per share	$.10	$.10	$.10	$.10

1998

Net sales	$138,098	$139,154	$124,683	$119,291

Gross profit	34,630	35,909	36,161	38,252

Income from operations	20,533	21,650	22,143	22,598

Net income	11,169	11,536	12,724	12,929

Net income per common share	$.51	$.52	$.54	$.54

Net income per common share — assuming dilution	$.49	$.51	$.53	$.53

Market price: high-low	46-35 5/16	45 7/8-38 3/4	40 5/8-26 7/8	36 15/16-26 1/4

Dividends paid per share	$.09	$.09	$.09	$.09

J.  Subsequent Events (Unaudited)

On February 23, 2000, the Company announced it had entered into a definitive agreement to acquire all of the outstanding common stock of Outokumpu Nickel Oy (OKN) for approximately $185 million. OKN is a nickel refinery, located in Harjavalta, Finland and had sales of approximately $330 million in 1999. The Company expects to finance the OKN acquisition through additional long-term bank borrowings. The acquisition is expected to be completed in April, 2000 and will be accounted for as a purchase.

In order to develop a long-term nickel raw material source for the OKN nickel refinery, the Company announced on February 25, 2000 a preliminary joint agreement with Weda Bay Minerals, Inc. (Weda). The agreement provides for the Company to provide financing, up to $18 million, to complete a bankable feasibility study for the development of the Halmahera Island, Indonesia (Halmera) nickel and cobalt laterite deposits. The Company has agreed to purchase all production at Halmera, which Weda has estimated to yield approximately 30,000 tons of nickel and 3,000 tons of cobalt annually, beginning in 2004.

PART III

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no such changes or disagreements.

Item 10.  Directors and Executive Officers of the Registrant

The information relating to directors of the Company contained under the heading “Election of Directors” on pages 2 and 3 of the Company’s Proxy Statement dated April 7, 2000, is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Company” in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information relating to executive compensation contained under the headings “Committees and Meetings of the Board of Directors” on page 6 and “Executive Compensation” on pages 7 through 11, inclusive, of the Company’s Proxy Statement dated April 7, 2000, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership set forth under the heading “Security Ownership of Directors and Officers, and Certain Beneficial Owners” on pages 4 and 5 of the Company’s Proxy Statement dated April 7, 2000, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information relating to the related transactions set forth under the heading “Related Party Transactions” on page 11 of the Company’s Proxy Statement dated April 7, 2000, is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following consolidated financial statements of the Company are included in Part II Item 8:

(1)	The following Consolidated Financial Statements of OM Group, Inc. are filed as a separate section of this report:

Consolidated Balance Sheets at December 31, 1999 and 1998 — page 13.

Statements of Consolidated Income for the years ended December 31, 1999, 1998, and 1997 — page 14.

Statements of Consolidated Stockholders’ Equity for the years ended December  31, 1999, 1998, and 1997 — page 15.

Statements of Consolidated Cash Flows for the years ended December 31, 1999, 1998 and 1997 — page 16.

Notes to Consolidated Financial Statements — pages 17 through 26.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and by-laws

3.1	Amended and Restated Certificate of Incorporation of the Company	**
3.2	Amended and Restated Bylaws of the Company	**

(4)	Instruments defining rights of security holders, including indentures

4.1	Form of Common Stock Certificate of the Company	**
4.2	Amended and Restated Credit Agreement dated as of January 30, 1998 among National City Bank as Agent and ABN Amro Bank N.V. as Co-Agent and Key Bank National Association, Mellon Bank N.A., Harris Trust and Savings Bank and NBD Bank, and OM Group, Inc., as Borrower (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)
4.3	Amendment No. 1 to Amended and Restated Credit Agreement dated as of January 13, 1999 among National City Bank as Agent and Letter of Credit Bank and ABN Amro Bank N.V. as Co-Agent and Keybank National Association, Mellon Bank N.A., Harris Trust and Savings Bank, NBD Bank, The Chase Manhattan Bank, PNC Bank, NA and Comerica Bank and OM Group, Inc., as Borrower (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.)
4.4	Note Purchase Agreement among OM Group, Inc. as Seller and The Mutual Life Insurance Company of New York, Nationwide Life Mutual Life Insurance Company of New York, Nationwide Life Insurance Company and Great-West Life & Annuity Insurance Company, as Purchaser, dated August 30, 1995 (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
4.5	Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (filed as Exhibit 1 to the Company’s Current Report on Form 8-K filed on December 5, 1996 which exhibit is incorporated herein by reference).

4.6	Certificate of Designation, Preferences and Rights of Series A Participatory Preferred Stock (filed as Exhibit to Current Report on Form 8-K filed November 27, 1996 and incorporated herein by reference).
4.7	Note Purchase Agreement among OM Group, Inc. as Seller and Nationwide Life Insurance Company and Great-West Life & Annuity Insurance Company as Purchaser, dated October 24, 1997. (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.)

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.	**
*10.2	OM Group, Inc. Long-Term Incentive Compensation Plan.	**
*10.3	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan.	***
*10.4	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).	**
*10.5	Mooney Chemicals, Inc. Welfare Benefit Plan.	**
*10.6	Mooney Chemicals, Inc. Profit Sharing Plan.	**
*10.7	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.	**
*10.8	OMG/ Mooney Chemicals, Inc. Employee Profit Sharing Plan (January 1, 1994 restatement) (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.9	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.10	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.11	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12	OM Group, Inc. Non-employee Directors’ Equity Compensation Plan dated May 9, 1995, the date of the Annual Shareholder Meeting formally adopting the plan (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.13	OM Group, Inc. Bonus Program for Key Executives and Middle Management.	**
*10.14	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.	**
*10.15	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.	**
*10.16	Employment Agreement between OM Group, Inc. and James M. Materna dated January 1, 1993.	**
*10.17	Employment Agreement between OM Group, Inc. and Thomas E. Fleming dated August 19, 1992.	**
*10.18	Employment Agreement between OM Group, Inc. and Thomas E. Fleming dated August 19, 1991.	**
*10.19	Amendment to Employment Agreement between OM Group, Inc. and Thomas E. Fleming dated August 19, 1991.	**

*10.20	Employment Agreement between OM Group, Inc. and Michael J. Scott (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
+10.21	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of the Congo (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
+10.22	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997 (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
+10.23	Long term Slag Sales Agreement between la Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an annex to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
+10.24	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an annex to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
+10.25	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an annex to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
+10.26	Agreement for sale of cobalt concentrates between OM Group, Inc. and Metal Resources Group Limited, dated September 24, 1998.
+10.27	Agreement for sale of cobalt concentrates between OM Group, Inc. and Metal Resources Group Limited, dated October 20, 1998.
*10.28	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan.
*10.29	Amendment of Benefits Agreement and Split Dollar Agreement, Eugene Bak, dated October 1, 1998.
*10.30	Employment Agreement between OM Group, Inc. and Edward W. Kissel dated June 1, 1999.
*10.31	Separation Agreement between OM Group, Inc. and Thomas E. Fleming dated October 1, 1999.
+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 246-2 and the Company’s request for confidential treatment.
*	Indicate a management contract, executive compensation plan or arrangement.
**	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.
***	Filed as Exhibit 99(b) to the OM Group, Inc. Form S-8 Registration Statement filed on February 1, 1994, and incorporated herein by reference.

(21) List of Subsidiaries

(23) Consent of Ernst & Young LLP

(24) Power of Attorney

(27) Financial Data Schedule

(b)  There were no reports filed on Form 8-K during the last quarter of 1999.

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

Signature	Title	Date

/s/ James P. Mooney* James P. Mooney	Chairman and Chief Executive Officer	March 21, 2000

/s/ Edward W. Kissel* Edward W. Kissel	President and Chief Operating Officer	March 21, 2000

/s/ Markku Toivanen* Markku Toivanen	Director	March 21, 2000

/s/ Lee R. Brodeur* Lee R. Brodeur	Director	March 21, 2000

/s/ Thomas R. Miklich* Thomas R. Miklich	Director	March 21, 2000

/s/ John E. Mooney* John E. Mooney	Director	March 21, 2000

/s/ Frank Butler* Frank Butler	Director	March 21, 2000

/s/ James M. Materna James M. Materna	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2000

/s/ James P. Mooney James P. Mooney Attorney-in-Fact		March 21, 2000

*	James P. Mooney, by signing his name hereto signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

Exhibit Index

Exhibit No.

10.30	Employment Agreement between OM Group, Inc. and Edward W. Kissel dated June 1, 1999.
10.31	Separation Agreement between OM Group, Inc. and Thomas E. Fleming dated October 1, 1999.
21	List of Subsidiaries
23	Consent of Ernst & Young LLP
24	Power of Attorney
27	Financial Data Schedule