Form 10-Q
period 2000-03-31
OM GROUP INC
filed 2000-05-12
CIK 899723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000
                         Commission File Number 0-22572


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: Common Stock, $.01 Par Value - 23,876,042 shares.

                                      INDEX

                                 OM GROUP, INC.




Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets -- March 31, 2000 and December 31, 1999

        Condensed statements of consolidated income -- Three months ended March 31, 2000 and 1999

        Condensed statements of consolidated cash flows -- Three months ended March 31, 2000 and 1999

        Notes to condensed consolidated financial statements -- March 31, 2000

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

Item 2. Changes in Securities - Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5. Other information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (10)   Material Contracts
         (15.1) Independent Accountants' Review Report
         (15.2) Letter re: Unaudited Interim Financial Information
         (27)   Financial Data Schedule

                                 OM GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars, except share data)
                                   (Unaudited)


                                                                                          March 31,          December 31,
ASSETS                                                                                       2000               1999
------                                                                                   -----------         ------------
CURRENT ASSETS
  Cash and cash equivalents                                                              $     5,461         $     9,433
  Accounts receivable                                                                        101,873             100,492
  Inventories                                                                                333,086             332,810
  Other current assets                                                                        66,184              54,289
                                                                                         -----------         -----------
      TOTAL CURRENT ASSETS                                                                   506,604             497,024

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                                         6,103               6,099
  Buildings and improvements                                                                  94,075              93,819
  Machinery and equipment                                                                    336,087             317,388
  Furniture and fixtures                                                                      14,561              14,419
                                                                                         -----------         -----------
                                                                                             450,826             431,725
  Less accumulated depreciation                                                              118,010             112,910
                                                                                         -----------         -----------
                                                                                             332,816             318,815
OTHER ASSETS
  Goodwill and other intangible assets                                                       182,544             183,974
  Other assets                                                                                20,027              18,108
                                                                                         -----------         -----------
TOTAL ASSETS                                                                             $ 1,041,991         $ 1,017,921
                                                                                         ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Short-term debt and current portion of long-term debt                                  $    11,000         $        25
  Accounts payable                                                                            66,144              77,037
  Other accrued expenses                                                                      44,633              47,794
                                                                                         -----------         -----------
      TOTAL CURRENT LIABILITIES                                                              121,777             124,856

LONG TERM LIABILITIES
  Long-term debt                                                                             384,938             384,888
  Deferred income taxes                                                                       33,345              31,434
  Other long-term liabilities                                                                 37,780              27,515

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value:
    Authorized 2,000,000 shares; no shares issued or outstanding
  Common stock, $0.01 par value:
    Authorized 60,000,000 shares; issued 23,959,346 shares                                       240                 240
  Capital in excess of par value                                                             258,855             258,815
  Retained earnings                                                                          210,171             198,047
  Treasury stock (83,304 shares in 2000
    and 165,161 shares in 1999, at cost)                                                      (2,870)             (5,537)
  Accumulated other comprehensive loss                                                        (1,773)             (1,837)
  Unearned compensation                                                                         (472)               (500)
                                                                                         -----------         -----------
      TOTAL STOCKHOLDERS' EQUITY                                                             464,151             449,228
                                                                                         -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,041,991         $ 1,017,921
                                                                                         ===========         ===========


See notes to condensed Consolidated Financial Statements

                                 OM GROUP, INC.
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  (Thousands of dollars, except per share data)
                                   (Unaudited)



                                                          Three Months Ended
                                                                March 31,
                                                      -------------------------
                                                         2000           1999
                                                      -------------------------


Net sales                                             $ 148,285       $ 114,113
Cost of products sold                                   106,283          77,004
                                                      -------------------------
                                                         42,002          37,109
Selling, general and administrative expenses             14,961          14,306
                                                      -------------------------
INCOME FROM OPERATIONS                                   27,041          22,803

OTHER INCOME (EXPENSE)
Interest expense                                         (5,452)         (4,450)
Interest income                                             105              15
Foreign exchange (loss) gain                                (72)            400
                                                      -------------------------
                                                         (5,419)         (4,035)
                                                      -------------------------
INCOME BEFORE INCOME TAXES                               21,622          18,768
Income taxes                                              6,472           5,795
                                                      -------------------------
NET INCOME                                            $  15,150       $  12,973
                                                      =========================
Net income per common share                           $    0.63       $    0.55
Net income per common share - assuming dilution       $    0.63       $    0.54
Dividends paid per common share                       $    0.11       $    0.10


See notes to condensed Consolidated Financial Statements

                                 OM GROUP, INC.
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    --------------------------------
                                                                                      2000                    1999
                                                                                    --------------------------------
OPERATING ACTIVITIES
  Net income                                                                        $ 15,150                $ 12,973
  Items not affecting cash:
    Depreciation and amortization                                                      7,525                   6,881
    Foreign exchange loss (gain)                                                          72                    (400)
    Deferred income taxes                                                              1,912                  (3,472)
  Changes in operating assets and liabilities                                        (29,899)                (43,927)
                                                                                    --------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                                             (5,240)                (27,945)

INVESTING ACTIVITIES
  Expenditures for property, plant and equipment, net                                 (9,358)                (17,275)
  Acquisitions of businesses                                                                                  (2,650)
                                                                                    --------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                             (9,358)                (19,925)

FINANCING ACTIVITIES
  Dividend payments                                                                   (2,622)                 (2,375)
  Long-term borrowings                                                                    50                  56,221
  Short-term borrowings                                                               11,000
  Payments of long-term debt                                                             (25)
  Payments of short-term debt                                                                                 (2,000)
  Purchase of treasury stock                                                            (728)                 (1,864)
  Proceeds from exercise of stock options                                              2,962                     189
                                                                                    --------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                         10,637                  50,171

Effect of exchange rate changes on cash and cash equivalents                             (11)                   (227)
                                                                                    --------------------------------
(Decrease) increase in cash and cash equivalents                                      (3,972)                  2,074
Cash and cash equivalents at beginning of period                                       9,433                   7,750
                                                                                    --------------------------------
Cash and cash equivalents at end of period                                          $  5,461                $  9,824
                                                                                    ================================


See notes to condensed Consolidated Financial Statements

Part I  Financial Information
Item 1  Financial Statements



                                 OM GROUP, INC.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2000
                (Thousands of dollars, except per share amounts)


Note A  Basis of Presentation
        ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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


Note B  Inventories
        -----------

        Inventories consist of the following:

                                               March 31,           December 31,
                                                 2000                  1999
                                                 ----                  ----
        Raw materials and supplies             $135,561              $137,337
        Finished goods                          138,746               138,417
                                               --------              --------
                                                274,307               275,754
        LIFO reserve                             58,779                57,056
                                               --------              --------
        Total inventories                      $333,086              $332,810
                                               ========              ========


Note C  Contingent Matters
        ------------------

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

Part I  Financial Information

Item 1  Financial Statements

Note D  Computation of Earnings per Share
        ---------------------------------

        The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

                                                              Three Months Ended
                                                                   March 31
                                                                   --------

                                                                2000      1999
                                                                ----      ----

        Net income                                            $15,150    $12,973
                                                              =======    =======
        Weighted average number of shares outstanding          23,876     23,703
        Dilutive effect of stock options                          334        541
                                                              -------    -------
        Weighted average number of shares outstanding -
             assuming dilution                                 24,210     24,244
                                                               ======     ======
        Net income per common share                              $.63       $.55
                                                                 ====       ====
        Net income per common share -
             assuming dilution                                   $.63       $.54
                                                                 ====       ====


Note E  Comprehensive Income
        --------------------

        The principal differences between net income as reported in the condensed statements of consolidated income and comprehensive income are foreign currency translation adjustments recorded in stockholders' equity. Comprehensive income for the three months ended March 31, 2000 and 1999 was $15,214 and $12,704, respectively, and did not differ materially from net income.


Note F  Subsequent Events (Unaudited)
        -----------------------------

        On April 4, 2000, the Company acquired Outokumpu Nickel Oy (OKN), a world class nickel refinery located in Harjavalta, Finland, with annual sales in fiscal 1999 of approximately $330 million. The cash purchase price of $173.7 million was financed entirely through bank borrowings. The final purchase price is subject to adjustment based on the actual assets and liabilities of OKN at the closing date. The acquisition, which is not reflected in the accompanying financial statements, will be accounted for by the purchase method of accounting.

        In conjunction with the OKN acquisition, the Company increased its existing credit facilities to $675 million, comprised of a $325 million revolving credit facility, a $150 million five-year term loan and a $200 million seven-year term loan.

        On April 28, 2000, the Company purchased 19.9% of Weda Bay Minerals, Inc., by way of a private placement of treasury shares, for a cash purchase price of $4.6 million. This transaction is the initial phase of the Company's commitment to provide up to $18 million of financing to complete a bankable feasibility study for the development of the Halmahera Island nickel and cobalt laterite deposits.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        RESULTS OF OPERATIONS

        Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

        Net sales for the three months ended March 31, 2000 were $148.3 million, an increase of 29.9% compared to the same period for 1999. The increase in sales resulted principally from increases in physical volume of products sold and higher sales of cobalt containing products.

        The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

                                           Market Price Ranges per Pound
                                            Three Months Ended March 31,
                                            ----------------------------
                                             2000                   1999
                                             ----                   ----

        Cobalt - 99.3% Grade         $11.91  to   $15.25      $6.70 to  $17.43
        Nickel                       $ 3.69  to   $ 4.74      $1.81 to  $ 2.33
        Copper                       $ 0.78  to   $ 0.87      $0.61 to  $ 0.66

        The following table sets forth the pounds of carboxylates, salts and powders sold during each period:

                                       Three Months Ended March 31,
                                       ----------------------------   Percentage
        (in millions of pounds)            2000          1999          Change
                                           ----          ----          ------

        Carboxylates                       19.5          17.5            11.4%
        Salts                              27.0          23.9            13.0%
        Powders                            12.1          10.3            17.5%
                                           ----          ----
                                           58.6          51.7            13.3%
                                           ====          ====

        The increase in physical volume of carboxylate products sold was primarily due to increased sales of cobalt catalysts and driers in Europe and stronger sales of PVC plastic additives in Asia Pacific. The increase in physical volume of salt products reflects higher sales of battery grade chemicals in Asia Pacific; strong demand for cobalt and nickel products in the United States, particularly to customers in the steel and pigments and ceramics industries; and increased volume of electronics chemicals to the printed circuit board industry. The increase in physical volume of powders sold reflects increases in cobalt powder sales to the battery industry in Asia Pacific, tungsten powders to the hard metal tool and diamond tool industries in the Americas, and copper powders used in automotive applications.

        Gross profit increased to $42.0 million for the three month period ended March 31, 2000, a 13.2% increase over the same period in 1999. The improvement in gross profit was primarily the result of increased volumes. Cost of products sold increased to 71.7% for the three months ended March 31, 2000 from 67.5% of net sales during the same period of 1999 as a result of higher sales of lower value added cobalt containing products and higher nickel and copper pricing.

        Selling, general and administrative expenses increased by $.7 million in the three month period ended March 31, 2000 from the same period in 1999, resulting from general increases in administrative costs due to the Company's growth. However, due to the increase in net sales resulting from increases in physical volume of products sold, selling, general and administrative expenses decreased to 10.1% of net sales for the first three months of 2000 compared to 12.5% of net sales for the same period in 1999.

Part I

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        Other expense - net in 2000 was $5.4 million compared to $4.0 million in 1999, due primarily to increased interest expense on higher outstanding borrowings as a result of payments made on capital expenditures.

        Income taxes as a percentage of income before income taxes decreased to 29.9% for the first quarter of 2000 from 30.9% in the same period in 1999. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

        Net income for the three month period ended March 31, 2000 was $15.2 million, an increase of $2.2 million from the same period in 1999, due to the aforementioned factors.


        LIQUIDITY AND CAPITAL RESOURCES

        During the three month period ended March 31, 2000, the Company's net working capital increased by approximately $13 million compared to December 31,1999, primarily due to advance payments made for cobalt-copper alloy funded through bank borrowings. Capital expenditures in the first quarter were primarily related to the continuing smelter construction project in Lubumbashi, Democratic Republic of Congo. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

        In April, 2000, the Company's credit facilities were revised and increased to $675 million, in conjunction with the acquisition of Outokumpu Nickel Oy. These senior secured credit facilities are comprised of a $325 million revolving credit facility, a $150 million five-year term loan and a $200 million seven-year term loan.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

        specialty chemicals in Asia-Pacific and other less mature markets; and
        (d) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors, together with fluctuations in currency exchange rates upon the Company's international operations.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

        A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 1999 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2000.

Part II Other Information
Item 6  Exhibits and Reports on Form 8-K

        The following exhibits are included herein:

        Exhibit (10) Material Contracts

        10.1 Credit Agreement dated as of April 3, 2000 among OM Group, Inc. as borrower; the lending institutions named therein as lenders; DLJ Capital Funding, Inc. as a lender, the syndication agent and a joint lead arranger; National City Bank as a lender, administrative agent, collateral agent and a joint lead arranger; and ABN Amro Bank N.V. as a lender and documentation agent.

        Exhibit (15.1)  Independent Accountants' Review Report
        Exhibit (15.2)  Letter re: Unaudited Interim Financial Information
        Exhibit (27)    Financial Data Schedule

        The following report on Form 8-K was filed during the three months ended March 31, 2000.

        1. The Company's Current Report on Form 8-K filed with the Commission on April 18, 2000 regarding the Company's acquisition of Outokumpu Nickel Oy.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 12, 2000                       OM GROUP, INC.



                                   /s/ James M. Materna
                                   ---------------------------------------------
                                   James M. Materna
                                   Chief Financial Officer
                                   (Duly authorized signatory of OM Group, Inc.)