Form 10-Q
period 2000-06-30
OM GROUP INC
filed 2000-08-14
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: Common Stock, $.01 Par Value - 23,833,103 shares.

INDEX
OM GROUP, INC.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets -- June 30, 2000 and December 31, 1999

Condensed statements of consolidated income -- Three months ended June 30, 2000 and 1999; Six months ended June 30, 2000 and 1999

Condensed statements of consolidated cash flows -- Six months ended June 30, 2000 and 1999

Notes to condensed consolidated financial statements -- June 30, 2000

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

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
ASSETS	2000	1999

CURRENT ASSETS
Cash and cash equivalents	$ 14,129	$ 9,433
Accounts receivable	152,125	100,492
Inventories	367,677	332,810
Other current assets	84,694	54,289
Total Current Assets	618,625	497,024

PROPERTY, PLANT AND EQUIPMENT
Land	6,090	6,099
Buildings and improvements	129,089	93,819
Machinery and equipment	435,864	317,388
Furniture and fixtures	14,046	14,419
	585,089	431,725
Less accumulated depreciation	126,606	112,910
	458,483	318,815
OTHER ASSETS
Goodwill and other intangible assets	190,517	183,974
Other assets	40,112	18,108

TOTAL ASSETS	$1,307,737	$1,017,921

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 12,839	$ 25
Accounts payable	83,821	77,037
Other accrued expenses	59,022	47,794
Total Current Liabilities	155,682	124,856

LONG TERM LIABILITIES
Long-term debt	578,572	384,888
Deferred income taxes	51,672	31,434
Other long-term liabilities	45,531	27,515

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
Authorized 2,000,000 shares; no shares issued or outstanding
Common stock, $0.01 par value:
Authorized 60,000,000 shares; issued 23,959,346 shares	240	240
Capital in excess of par value	258,895	258,815
Retained earnings	225,270	198,047
Treasury stock (126,243 shares in 2000
and 165,161 shares in 1999, at cost)	(5,436)	(5,537)
Accumulated other comprehensive loss	(2,246)	(1,837)
Unearned compensation	(443)	(500)
Total Stockholders' Equity	476,280	449,228

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,307,737	$1,017,921

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999

Net sales	$273,522	$123,706	$421,807	$237,819
Cost of products sold	218,122	84,244	324,405	161,248
	55,400	39,462	97,402	76,571

Selling, general and administrative expenses	18,488	14,832	33,449	29,138

INCOME FROM OPERATIONS	36,912	24,630	63,953	47,433

OTHER INCOME (EXPENSE)
Interest expense	(11,593)	(4,772)	(17,045)	(9,222)
Interest income	880	55	985	70
Foreign exchange (loss) gain	(167)	280	(239)	680
	(10,880)	(4,437)	(16,299)	(8,472)
INCOME BEFORE INCOME TAXES	26,032	20,193	47,654	38,961
Income taxes	7,604	6,145	14,076	11,940
NET INCOME	$ 18,428	$ 14,048	$ 33,578	$ 27,021

Net income per common share Net income per common share - assuming dilution	$0.77 $0.76	$0.59 $0.58	$1.41 $1.39	$1.14 $1.11

Dividends paid per common share	$0.11	$0.10	$0.22	$0.20

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2000	1999

OPERATING ACTIVITIES
Net income	$ 33,578	$ 27,021
Items not affecting cash:
Depreciation and amortization	18,499	13,453
Foreign exchange loss (gain)	239	(680)
Deferred income taxes	(1,762)	(1,067)
Changes in operating assets and liabilities	(25,604)	(57,631)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	24,950	(18,904)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment, net	(27,735)	(43,850)
Acquisitions of businesses	(192,320)	(2,650)
NET CASH USED IN INVESTING ACTIVITIES	(220,055)	(46,500)

FINANCING ACTIVITIES
Dividend payments	(5,248)	(4,749)
Long-term borrowings	223,750	74,113
Payments of long-term debt	(17,252)	(2,023)
Purchase of treasury stock	(4,834)	(1,864)
Proceeds from exercise of stock options	3,808	1,477
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,224	66,954

Effect of exchange rate changes on cash and cash equivalents	(423)	(573)

Increase in cash and cash equivalents	4,696	977

Cash and cash equivalents at beginning of period	9,433	7,750

Cash and cash equivalents at end of period	$ 14,129	$ 8,727

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2000
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

In December, 1999, SAB No. 101 "Revenue Recognition in Financial Statements" was issued. SAB No. 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements. The Company must adopt SAB No. 101 by December 31, 2000; adoption of this statement is not expected to have a material effect on the earnings or the financial position of the Company.

Note B	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2000	1999
Raw materials and supplies Finished goods LIFO reserve Total inventories	$151,955 156,257 308,212 59,465 $367,677	$137,337 138,417 275,754 57,056 $332,810

Note C	Contingent Matters

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

The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2000	1999	2000	1999

	Net income	$18,428	$14,048	$33,578	$27,021

	Weighted average number of shares outstanding	23,833	23,790	23,855	23,746

	Dilutive effect of stock options	444	582	389	562

	Weighted average number of shares outstanding - assuming dilution	24,277	24,372	24,244	24,308

	Net income per common share	$.77	$.59	$1.41	$1.14

	Net income per common share - assuming dilution	$.76	$.58	$1.39	$1.11

Note E	Comprehensive Income

The principal differences between net income as reported in the condensed statements of consolidated income and comprehensive income are foreign currency translation adjustments recorded in stockholders' equity. Comprehensive income for the six months ended June 30, 2000 and 1999 was $33,169 and $26,823, respectively, and did not differ materially from net income.

Note F	Acquisition and Pro Forma Earnings Per Share

On April 4, 2000, the Company acquired Outokumpu Nickel Oy (OKN) for a purchase price of $187.7 million, including related financing and transaction costs. The acquisition of OKN, which had fiscal 1999 sales of $341.5 million, was financed through bank borrowings and has been recorded using the purchase method of accounting. Accordingly, the Company's results of operations reflect the impact of OKN from the date of acquisition. The purchase price allocation was based on preliminary estimates and may be revised at a later date as fair value determinations are finalized.

Pro forma net sales, net income and net income per share, for the six months ended June 30, 2000 and 1999, as if the acquisition had occurred as of January 1, 2000 and 1999, respectively, would have been as follows:

Six Months Ended
	June 30, 2000	June 30, 1999
Net sales Net income Net income per common share Net income per common share - assuming dilution	$571,807 $ 43,678 $1.83 $1.80	$376,140 $34,734 $1.46 $1.43

The pro forma results include estimates and assumptions which the Company's management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had occurred on the dates indicated, or which may result in the future. Prior to the acquisition on April 4, 2000, OKN inventories were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2000 purchases. The effect of this liquidation was to increase net income during the six months ended June 30, 2000 by $6.1 million ($0.25 per share).

The aforementioned pro forma information reflects additional amortization of goodwill on a straight-line basis over 20 years; additional amortization of financing costs over 6 years; depreciation for the write-up of property, plant and equipment over 10 years; and an interest cost on the funds borrowed to finance the acquisition.

Results of Operations
Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales for the three months ended June 30, 2000 were $273.5 million, an increase of 121.1% compared to the same period for 1999. The increase in sales resulted principally through an increase in physical volume of products sold, due to the acquisition of OKN.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

	Market Price Ranges per Pound
	Three Months Ended June 30,
	2000	1999
Cobalt - 99.3% Grade Nickel Copper	$ 12.73 to $15.15 $ 3.62 to $ 4.75 $ 0.75 to $ 0.84	$ 13.55 to $20.00 $ 2.19 to $ 2.49 $ 0.62 to $ 0.72

The following table sets forth the pounds of organics, inorganics, powders and metals sold during each period:

	Three Months Ended June 30,		Percentage
(in millions of pounds)	2000	1999	Change
Organics Inorganics Powders Metals	20.4 26.1 11.4 27.6 85.5	17.8 24.2 10.7 0.0 52.7	14.6% 7.9% 6.5% --% 62.2%

The increase in physical volume of organic products sold was primarily due to generally stronger cobalt catalyst sales in all geographic regions and increased sales of plastic additives in Asia Pacific. The increase in physical volume of inorganic products sold was primarily attributable to an increase in sales of nickel salts in the Americas to the steel industry. The increase in physical volume of powders sold reflects significant increases in cobalt powder sales to the Asia Pacific battery industry, increased sales of tungsten powders and cobalt extra fine to the hard metal and diamond tool industries, offsetting a decrease in sales of copper powders to the automotive industry. The increase in physical volume of metal products sold is a result of the acquisition of OKN and the resulting sales of nickel briquettes and cathodes to the European steel industry.

Gross profit increased to $55.4 million for the three month period ended June 30, 2000, a 40.4% increase over the same period in 1999. The improvement in gross profit was due to increased volumes of product sold. Cost of products sold increased to 79.7% for the three months ended June 30, 2000 from 68.1% of net sales during the same period of 1999 primarily as a result of the acquisition of OKN with lower value added nickel products, higher sales of lower value added cobalt containing products and higher nickel and copper pricing.

Selling, general and administrative expenses increased by $3.7 million in the three month period ended June 30, 2000, from the same period in 1999, resulting primarily from the OKN acquisition and general increases in administrative costs due to the Company's growth. Due to the relatively low selling, general and administrative expenses to support OKN and relatively high nickel prices, selling, general and administrative expenses decreased to 6.8% of net sales for the second quarter of 2000 compared to 12.0% of net sales for the same period in 1999.

Other expense - net in the second quarter of 2000 was $10.9 million compared to $4.4 million in 1999, due primarily to increased interest expense on higher outstanding borrowings as a result of the OKN acquisition and higher interest rates.

Income taxes as a percentage of income before income taxes decreased to 29.2% for the second quarter of 2000 from 30.4% in the same period in 1999. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the three month period ended June 30, 2000 was $18.4 million, an increase of $4.4 million from the same period in 1999, due to the aforementioned factors.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net sales for the six months ended June 30, 2000 were $421.8 million, an increase of 77.4% compared to the same period for 1999. The increase in sales resulted principally through an increase in physical volume of products sold, due to the acquisition of OKN.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

	Market Price Ranges per Pound
	Six Months Ended June 30,
	2000	1999
Cobalt - 99.3% Grade Nickel Copper	$ 11.91 to $15.25 $ 3.62 to $ 4.75 $ 0.75 to $ 0.87	$6.70 to $20.00 $1.81 to $ 2.49 $0.61 to $ 0.72

The following table sets forth the pounds of organics, inorganics, powders and metals sold during each period:

	Six Months Ended June 30,		Percentage
(in millions of pounds)	2000	1999	Change
Organics Inorganics Powders Metals	39.8 53.3 23.4 27.6 144.1	35.3 48.0 20.9 0.0 104.2	12.7% 11.0% 12.0% --% 38.3%

The increase in physical volume of organic products sold was primarily due to generally stronger cobalt catalyst sales in all geographic regions and increased sales of plastic additives in Asia Pacific. The increase in physical volume of inorganic products sold reflects higher sales of battery grade chemicals in Asia Pacific, strong demand for catalyst products in the United States and increased volume of electronics chemicals to the printed circuit board industry. The increase in physical volume of powders sold reflects significant increases in cobalt powder sales to the Asia Pacific battery industry, and increased sales of tungsten powders and cobalt extra fine to the hard metal and diamond tool industries. The increase in physical volume of metal products sold is a result of the acquisition of OKN and the resulting sales of nickel briquettes and cathodes to the European steel industry.

Gross profit increased to $97.4 million for the six month period ended June 30, 2000, a 27.2% increase over the same period in 1999. The improvement in gross profit was due to increased volumes of product sold. Cost of products sold increased to 76.9% for the six months ended June 30, 2000 from 67.8% of net sales during the same period of 1999 primarily as a result of the acquisition of OKN with lower value added nickel products, higher sales of lower value added cobalt containing products and higher nickel and copper pricing.

Selling, general and administrative expenses increased by $4.3 million in the six month period ended June 30, 2000, from the same period in 1999, resulting primarily from the OKN acquisition and general increases in administrative costs due to the Company's growth. Due to the relatively low selling, general and administrative expenses to support OKN and relatively high nickel prices, selling, general and administrative expenses decreased to 7.9% of net sales for the first six months of 2000 compared to 12.3% of net sales for the same period in 1999.

Other expense - net in 2000 was $16.3 million compared to $8.5 million in 1999, due primarily to increased interest expense on higher outstanding borrowings as a result of the OKN acquisition and higher interest rates.

Income taxes as a percentage of income before income taxes decreased to 29.5% for the first six months of 2000 from 30.6% in the same period in 1999. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the six month period ended June 30, 2000 was $33.6 million, an increase of $6.6 million from the same period in 1999, due to the aforementioned factors.

Liquidity and Capital Resources

During the six month period ended June 30, 2000, the Company's net working capital increased by approximately $91 million, compared to December 31, 1999. This increase was primarily the result of the acquisition of OKN and reductions of current liabilities, through cash generated by operations. Capital expenditures in 2000 were primarily related to the continuing smelter construction project in Lubumbashi, Democratic Republic of Congo. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

In April, 2000, the Company's credit facilities were revised and increased to $675 million, in conjunction with the acquisition of OKN. These senior secured credit facilities are comprised of a $325 million revolving credit facility, a $150 million five-year term loan and a $200 million seven-year term loan.

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

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, copper and nickel; (b) demand for metal-based specialty chemicals and products in the mature markets in the United States and Europe; (c) demand for metal-based specialty chemicals and products in Asia-Pacific and other less mature markets; and (d) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors, together with fluctuations in currency exchange rates upon the Company's international operations.

A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 1999 Annual Report on Form 10-K. The acquisition of OKN on April 4, 2000 and subsequent assimilation into the Company's operations, increased the Company's exposure to changes in nickel commodity prices through its nickel refining operations, interest rates through increased variable rate borrowings, and foreign currency exchange rates through additional euro operating expenses and income taxes. The Company continues to manage the risks and/or costs associated with such exposure through its regular operating and financing activities.

Item 4	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of OM Group, Inc. was held on May 9, 2000. An election of Directors was held at which John E. Mooney and Markku Toivanen were nominated and elected for terms which expire in the year 2003. The following votes were cast with respect to each of the nominees:

Director	For	Against	Abstain
John E. Mooney Markku Toivanen	20,074,795 19,341,005	0 0	616,220 1,350,010

Other directors whose terms of office will continue after the meeting are:

Term of
Director	Office Expires
Edward W. Kissel Frank E. Butler Lee R. Brodeur Thomas R. Miklich James P. Mooney	2001 2001 2002 2002 2002

Ernst & Young LLP was re-elected as independent auditors: For - 20,673,996; against - 5,861; abstain - 11,158.

Part II	Other Information
Item 6	Exhibits and Reports on Form 8-K

The following exhibits are included herein:

Exhibit (15.1) Independent Accountants' Review Report
Exhibit (15.2) Letter re: Unaudited Interim Financial Information
Exhibit (27) Financial Data Schedule

The following reports on Form 8-K were filed during the three months ended June 30, 2000:

	1.	The Company's Current Report on Form 8-K filed with the Commission on April 18, 2000 regarding the Company's acquisition of Outokumpu Nickel Oy.
	2.	The Company's Current Report on Form 8-K/A filed with the Commission on June 19, 2000 regarding the Company's acquisition of Outokumpu Nickel Oy.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2000	OM GROUP, INC.

/s/ James M. Materna

Independent Accountants' Review Report

Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of June 30, 2000, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of OM Group, Inc. as of December 31, 1999, and the related statements of consolidated income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 15, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived

/s/ Ernst & Young LLP

Cleveland, Ohio
August 11, 2000

Acknowledgment of Independent Accountants

Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 10 and August 11, 2000, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. that are included in its Forms 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

Registration
Number	Description	Filing Date

33-74674	OM Group, Inc. Long-Term Incentive Compensation Plan -- Form S-8 Registration Statement - 1,015,625 Shares	January 27, 1994

333-07529	OMG Americas, Inc. Employees' Profit Sharing Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

333-07531	OM Group, Inc. Non-Employees Directors' Equity Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

Pursuant to Rule 436(c) of the Securities Act of 1933 our reports are not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 11, 2000