Form 10-Q
period 2000-09-30
OM GROUP INC
filed 2000-11-14
CIK 899723

OM GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of dollars, except share data) (Unaudited)
OM GROUP, INC. CONDENSED STATEMENTS OF CONSOLIDATED INCOME (Thousands of dollars, except per share data) (Unaudited)
OM GROUP, INC. CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Thousands of dollars) (Unaudited)
Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2000 (Thousands of dollars, except per share amounts)
Part II Other Information
Item 6 Exhibits and Reports On Form 8-K
Exhibit 15.1
Exhibit 15.2
Exhibit 27 -- Financial Data Schedule

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 Commission File Number 0-22572

OM GROUP, INC.
 (exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S., Employer Identification Number)

Tower City
50 Public Square
3800 Terminal Tower
Cleveland, Ohio 44113-2204
(Address of principal executive offices)
(zip code)

(216) 781-0083
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes      X      No —

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2000: Common Stock, $.01 Par Value - 23,806,821 shares.

INDEX
OM GROUP, INC.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets -- September 30, 2000 and December 31, 1999

Condensed statements of consolidated income -- Three months ended September 30, 2000 and 1999; Nine months ended September 30, 2000 and 1999

Condensed statements of consolidated cash flows -- Nine months ended September 30, 2000 and 1999

Notes to condensed consolidated financial statements -- September 30, 2000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Part II	Other Information

Item 1.	Legal Proceedings - Not applicable

Item 2.	Changes in Securities - Not applicable

Item 3.	Defaults upon Senior Securities - Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.	Other information - Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(15.1) Independent Accountants' Review Report

(15.2) Letter re: Unaudited Interim Financial Information

(27) Financial Data Schedule

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,713	$9,433

Accounts receivable	138,486	100,492

Inventories	373,569	332,810

Other current assets	86,689	54,289

Total Current Assets	614,457	497,024

PROPERTY, PLANT AND EQUIPMENT

Land	6,151	6,099

Buildings and improvements	128,992	93,819

Machinery and equipment	443,443	317,388

Furniture and fixtures	13,965	14,419

	592,551	431,725

Less accumulated depreciation	135,124	112,910

	457,427	318,815

OTHER ASSETS

Goodwill and other intangible assets	188,725	183,974

Other assets	47,306	18,108

TOTAL ASSETS	$1,307,915	$1,017,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$19,532	$25

Accounts payable	76,936	77,037

Other accrued expenses	55,292	47,794

Total Current Liabilities	151,760	124,856

LONG TERM LIABILITIES

Long-term debt	564,036	384,888

Deferred income taxes	57,284	31,434

Other long-term liabilities	45,376	27,515

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:

Authorized 2,000,000 shares; no shares issued or outstanding
Common stock, $0.01 par value:

Authorized 60,000,000 shares; issued 23,959,346 shares	240	240

Capital in excess of par value	258,924	258,815

Retained earnings	240,146	198,047

Treasury stock (152,525 shares in 2000 and 165,161 shares in 1999, at cost)	(6,624)	(5,537)

Accumulated other comprehensive loss	(2,824)	(1,837)

Unearned compensation	(403)	(500)

Total Stockholders’ Equity	489,459	449,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,307,915	$1,017,921

      See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net sales	$233,384	$132,092	$655,191	$369,911

Cost of products sold	176,554	91,207	500,959	252,455

	56,830	40,885	154,232	117,456

Selling, general and administrative expenses	19,301	15,065	52,750	44,203

INCOME FROM OPERATIONS	37,529	25,820	101,482	73,253

OTHER INCOME (EXPENSE)

Interest expense	(11,677)	(4,929)	(28,722)	(14,151)

Interest income	965	37	1,950	107

Foreign exchange (loss) gain	(332)	(426)	(571)	254

	(11,044)	(5,318)	(27,343)	(13,790)

INCOME BEFORE INCOME TAXES	26,485	20,502	74,139	59,463

Income taxes	7,858	6,242	21,934	18,182

NET INCOME	$18,627	$14,260	$52,205	$41,281

Net income per common share	$0.78	$0.60	$2.19	$1.74

Net income per common share — assuming dilution	$0.77	$0.59	$2.15	$1.70

Dividends paid per common share	$0.11	$0.10	$0.33	$0.30

      See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

OPERATING ACTIVITIES

Net income	$52,205	$41,281

Items not affecting cash:

Depreciation and amortization	29,286	20,533

Foreign exchange loss (gain)	571	(254)

Deferred income taxes	3,923	5,626

Changes in operating assets and liabilities	(40,403)	(78,390)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	45,582	(11,204)

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net	(33,583)	(56,230)

Acquisitions of businesses	(192,320)	(2,650)

NET CASH USED IN INVESTING ACTIVITIES	(225,903)	(58,880)

FINANCING ACTIVITIES

Dividend payments	(7,869)	(7,123)

Long-term borrowings	223,750	81,863

Payments of long-term debt	(25,294)	(2,054)

Purchase of treasury stock	(8,133)	(2,165)

Proceeds from exercise of stock options	4,809	1,580

NET CASH PROVIDED BY FINANCING ACTIVITIES	187,263	72,101

Effect of exchange rate changes on cash and cash equivalents	(662)	(527)

Increase in cash and cash equivalents	6,280	1,490

Cash and cash equivalents at beginning of period	9,433	7,750

Cash and cash equivalents at end of period	$15,713	$9,240

      See notes to condensed Consolidated Financial Statements

Part I      Financial Information

Item 1      Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000
(Thousands of dollars, except per share amounts)

Note A      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

In June, 1998, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is prepared to adopt SFAS No. 133 no later than the first quarter of fiscal year 2001; adoption of this statement is not expected to have a material effect on earnings or the financial position of the Company.

In December, 1999, SAB No. 101 “Revenue Recognition in Financial Statements” was issued. SAB No. 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements. The Company must adopt SAB No. 101 by December 31, 2000; adoption of this statement is not expected to have a material effect on the earnings or the financial position of the Company.

Note B      Inventories

Inventories consist of the following:

	September 30,	December 31,
	2000	1999

Raw materials and supplies	$161,164	$137,337

Finished goods	151,696	138,417

	312,860	275,754

LIFO reserve	60,709	57,056

Total inventories	$373,569	$332,810

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

Note D      Computation of Earnings Per Share

The following table sets forth the computation of net income per common share and net income per common share — assuming dilution (shares in thousands):

	Three Months		Nine Months Ended
	Ended September 30,		September 30,

	2000	1999	2000	1999

Net income	$18,627	$14,260	$52,205	$41,281

Weighted average number of shares outstanding	23,807	23,782	23,839	23,758

Dilutive effect of stock options	425	593	401	573

Weighted average number of shares outstanding — assuming dilution	24,232	24,375	24,240	24,331

Net income per common share	$.78	$.60	$2.19	$1.74

Net income per common share - assuming dilution	$.77	$.59	$2.15	$1.70

Note E      Comprehensive Income

The principal differences between net income as reported in the condensed statements of consolidated income and comprehensive income are foreign currency translation adjustments recorded in stockholders’ equity. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $51,218 and $41,166, respectively, and did not differ materially from net income.

Note F      Acquisition and Pro Forma Earnings Per Share

On April 4, 2000, the Company acquired Outokumpu Nickel Oy (OKN) for a purchase price of $187.7 million, including related financing and transaction costs. The acquisition of OKN, which had fiscal 1999 sales of $341.5 million, was financed through bank borrowings and has been recorded using the purchase method of accounting. Accordingly, the Company’s results of operations reflect the impact of OKN from the date of acquisition. The purchase price allocation is based on preliminary estimates and may be revised at a later date as fair value determinations are finalized.

Pro forma net sales, net income and net income per share, for the nine months ended September 30, 2000 and 1999, as if the acquisition had occurred as of January 1, 2000 and 1999, respectively, would have been as follows:

	Nine Months Ended

	September 30,	September 30,
	2000	1999

Net sales	$805,191	$592,899

Net income	$62,305	$40,990

Net income per common share	$2.61	$1.73

Net income per common share — assuming dilution	$2.57	$1.68

The pro forma results include estimates and assumptions which the Company’s management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had occurred on the dates indicated, or which may result in the future.

The aforementioned pro forma information reflects additional amortization of goodwill on a straight-line basis over 20 years; additional amortization of financing costs over 6 years; depreciation for the write-up of property, plant and equipment over 10 years; and an interest cost on the funds borrowed to finance the acquisition.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net sales for the three months ended September 30, 2000 were $233.4 million, an increase of 76.7% compared to the same period for 1999. The increase in sales resulted principally through an increase in physical volume of products sold, primarily due to the acquisition of OKN.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

Market Price Ranges per Pound
Three Months Ended September 30,

	2000	1999

Cobalt - 99.3% Grade	$11.55 to $14.13	$16.00 to $19.15

Nickel	$3.43 to $3.97	$2.50 to $3.26

Copper	$0.81 to $0.92	$0.74 to $0.83

The following table sets forth the pounds of organics, inorganics, powders and metals sold during each period:

	Three Months Ended September 30,		Percentage
(in millions of pounds)	2000	1999	Change

Organics	18.9	17.6	7.4%

Inorganics	26.5	22.6	17.3%

Powders	11.7	10.9	7.3%

Metals	23.2	0.0	—%

	80.3	51.1	57.1%

The increase in physical volume of organic products sold was due primarily to an increase in sales of plastic additives for PVC and cobalt catalysts for synthetic fibers in Asia Pacific and the Americas. The increase in physical volume of inorganic products sold was primarily attributable to an increase in sales of cobalt salts in batteries, pigments and ceramics and nickel salts in plating applications. The increase in physical volume of powders sold reflects increases in sales of cobalt powder to the battery industry and cobalt extra fine, cobalt briquettes and tungsten powders to the hard metal and alloy markets, offsetting a small decrease in copper powders used in automotive applications. The increase in physical volume of metal products sold is a result of the acquisition of OKN and the resulting sales of nickel briquettes and cathodes to the European steel industry.

Gross profit increased to $56.8 million for the three month period ended September 30, 2000, a 39.0% increase over the same period in 1999. The increase in gross profit was due to increased volumes of product sold. Cost of products sold increased to 75.6% for the three months ended September 30, 2000 from 69.0% of net sales during the same period of 1999 primarily as a result of the acquisition of OKN with lower value added nickel products.

Selling, general and administrative expenses increased by $4.2 million in the three month period ended September 30, 2000, from the same period in 1999, resulting primarily from the OKN acquisition and general increases in administrative costs due to the Company’s growth. Due to the relatively low selling, general and administrative expenses to support OKN and relatively high nickel prices, selling, general and administrative expenses decreased to 8.3% of net sales for the third quarter of 2000 compared to 11.4% of net sales for the same period in 1999.

Other expense — net in the third quarter of 2000 was $11.0 million compared to $5.3 million in 1999, due primarily to increased interest expense on higher outstanding borrowings as a result of the OKN acquisition and higher interest rates.

Income taxes as a percentage of income before income taxes decreased to 29.7% for the third quarter of 2000 from 30.4% in the same period in 1999. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the three month period ended September 30, 2000 was $18.6 million, an increase of $4.4 million from the same period in 1999, due to the aforementioned factors.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net sales for the nine months ended September 30, 2000 were $655.2 million, an increase of 77.1% compared to the same period for 1999. The increase in sales resulted principally through an increase in physical volume of products sold, primarily due to the acquisition of OKN.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

Market Price Ranges per Pound
Nine Months Ended September 30,

	2000	1999

Cobalt - 99.3% Grade	$11.55 to $15.25	$6.70 to $20.00

Nickel	$3.43 to $4.75	$1.81 to $3.26

Copper	$0.75 to $0.92	$0.61 to $0.83

The following table sets forth the pounds of organics, inorganics, powders and metals sold during each period:

	Nine Months Ended September 30,		Percentage
(in millions of pounds)	2000	1999	Change

Organics	58.7	52.9	11.0%

Inorganics	79.8	70.6	13.0%

Powders	35.2	31.8	10.7%

Metals	50.8	0.0	—%

	224.5	155.3	44.6%

The increase in physical volume of organic products sold was primarily due to generally stronger cobalt catalyst sales in all geographic regions and increased sales of plastic additives in Asia Pacific. The increase in physical volume of inorganic products sold reflects increased volume of electronics chemicals to the printed circuit board industry, strong demand for catalyst products in the United States and higher sales of battery grade chemicals in Asia Pacific. The increase in physical volume of powders sold reflects increases in cobalt powder sales to the Asia Pacific battery industry, and increased sales of tungsten powders, cobalt briquettes and cobalt extra fine to the hard metal and diamond tool industries. The increase in physical volume of metal products sold is a result of the acquisition of OKN and the resulting sales of nickel briquettes and cathodes to the European steel industry.

Gross profit increased to $154.2 million for the nine month period ended September 30, 2000, a 31.3% increase over the same period in 1999. The increase in gross profit was due to increased volumes of product sold. Cost of products sold increased to 76.5% for the nine months ended September 30, 2000 from 68.2% of net sales during the same period of 1999 primarily as a result of the acquisition of OKN with lower value added nickel products.

Selling, general and administrative expenses increased by $8.5 million in the nine month period ended September 30, 2000, from the same period in 1999, resulting primarily from the OKN acquisition and general increases in administrative costs due to the Company’s growth. Due to the relatively low selling, general and administrative expenses to support OKN and relatively high nickel prices, selling, general and administrative expenses decreased to 8.1% of net sales for the first nine months of 2000 compared to 11.9% of net sales for the same period in 1999.

Other expense — net in 2000 was $27.3 million compared to $13.8 million in 1999, due primarily to increased interest expense on higher outstanding borrowings as a result of the OKN acquisition and higher interest rates.

Income taxes as a percentage of income before income taxes decreased to 29.6% for the first nine months of 2000 from 30.6% in the same period in 1999. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the nine month period ended September 30, 2000 was $52.2 million, an increase of $10.9 million from the same period in 1999, due to the aforementioned factors.

Liquidity and Capital Resources

During the nine month period ended September 30, 2000, the Company’s net working capital increased by approximately $90.5 million, compared to December 31, 1999. This increase was primarily the result of the acquisition of OKN and reductions of current liabilities, through cash generated by operations. Capital expenditures in 2000 were primarily related to the continuing smelter construction project in Lubumbashi, Democratic Republic of Congo. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company’s revolving credit facility.

In April, 2000, the Company’s credit facilities were revised and increased to $675 million, in conjunction with the acquisition of OKN. These senior secured credit facilities are comprised of a $325 million revolving credit facility, a $150 million five-year term loan and a $200 million seven-year term loan.

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

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 1999 Annual Report on Form 10-K. The acquisition of OKN on April 4, 2000 and subsequent assimilation into the Company’s operations, increased the Company’s exposure to changes in nickel commodity prices through its nickel refining operations, interest rates through increased variable rate borrowings, and foreign currency exchange rates through additional euro operating expenses and income taxes. The Company continues to manage the risks and/or costs associated with such exposure through its regular operating and financing activities.

Part II      Other Information

Item 6      Exhibits and Reports On Form 8-K

The following exhibits are included herein:

Exhibit (15.1) Independent Accountants’ Review Report Exhibit (15.2) Letter re: Unaudited Interim Financial Information Exhibit (27) Financial Data Schedule

There were no reports on Form 8-K filed during the three months ended September 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2000	OM GROUP, INC.

/s/ James M. Materna James M. Materna Chief Financial Officer (Duly authorized signatory of OM Group, Inc.)