Form 10-K
period 2000-12-31
OM GROUP INC
filed 2001-03-20
CIK 899723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to

Commission file number 0-22572

OM GROUP, INC.

(Exact name of Registrant as specified in charter)

Delaware	52-1736882
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

50 Public Square 3500 Terminal Tower, Cleveland, Ohio	44113-2204
(Address of principal executive offices)	(Zip Code)

216-781-0083

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

  The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NYSE) on March 5, 2001 was approximately $1,252,000,000.

  As of March 5, 2001, there were 23,929,418 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 8, 2001 are incorporated by reference.

PART I

Item 1.  Business

General
OM Group, Inc. (the Company), through its operating subsidiaries, is a leading, vertically integrated international producer and marketer of value-added metal-based specialty chemicals. The Company operates in a single business segment and supplies more than 425 different product offerings – principally categorized as organics, inorganics, powders and metals products for diverse applications to more than 30 industries. Organics are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Inorganics are used in a wide variety of end products including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. Metal products are important components in stainless steel, alloy and plating applications. Typically, the Company’s organic, inorganic and powder products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. Business information, including reportable segment and geographic data, is contained in Note I on pages 28 and 29 of this report.

In April 2000 the Company acquired Outokumpu Nickel Oy (OKN). OKN manufacturers, distributes and sells a broad range of nickel products, principally plating and alloy-grade cathodes and briquettes. The Company believes that the acquisition will enhance its current technologies of refining and processing nickel-based specialty chemicals.

Competition

The Company’s businesses are very competitive. Several of the Company’s competitors are divisions or subsidiaries of companies that are substantially larger and have greater financial resources than the Company. However, the Company believes it is the only producer that manufactures and markets four categories of metal-based specialty chemicals - organics, inorganics, powders and metal products. The Company believes it is the world’s leading producer of cobalt organics, cobalt and nickel inorganics and copper powders. The Company also believes that it is the world’s second largest producer of cobalt extra-fine powders.

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

The Company’s flexibility with respect to the timing of its price adjustments is greater with respect to organic than with inorganic, powder and metal products. Inorganic, powder and metal products prices respond almost immediately to changes in the raw material base metal prices.

Customers

The Company serves over 1,500 customers. During 2000, approximately 35.2% of the Company’s net sales were to customers in the Americas, 51.0% were to customers in Europe and 13.8% were to customers in Asia-Pacific. Sales to AvestaPolarit, a Finnish stainless steel manufacturer, were approximately 18% of consolidated net sales in 2000.

While customer demand for the Company’s products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company’s products, generating short-term results that may not be indicative of longer-term trends.

Raw Materials

The primary raw materials used by the Company in manufacturing its products are cobalt, nickel and copper. The cost of raw materials fluctuates due to actual or perceived changes in supply and demand and changes in availability from suppliers. The Company’s supply of cobalt has historically been sourced primarily from the Democratic Republic of Congo (DRC), Australia, Finland and Zambia. Nickel has historically been sourced primarily from Australia and Chile. Copper is a worldwide commodity with diverse supply sources. Although the Company has never experienced a significant shortage of raw materials, production problems and political and civil instability in certain supplier countries may in the future affect their supply and market price. The Company attempts to mitigate changes in prices and availability by entering into long-term supply contracts with a variety of producers. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company’s operations.

Raw material cost increases and/or contractual commitments can result in higher working capital needs. The Company has had sufficient cash availability and borrowing capacity to finance higher working capital as needed.

Research and Development

The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements. New products include new chemical formulations, concentrations of various components, product forms and packaging methods. Research and development expenses were approximately $13.3 million, $11.3 million and $10.4 million for 2000, 1999 and 1998, respectively. Research and development expenses are anticipated to increase at a rate of approximately 5% per annum.

The Company’s research staff of 76 full time persons conducts organics, inorganics and powders research and development at the Company’s laboratories located in Cleveland, Ohio; Westlake, Ohio; Research Triangle Park, North Carolina; Newark, New Jersey; and Kokkola, Finland. The Company’s Kokkola facility also maintains a research agreement with Outokumpu Research Oy.

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

Annual environmental compliance costs were approximately $5.0 million in 2000. Such ongoing expenses include costs relating to waste water analysis and disposal, hazardous and non-hazardous solid waste analysis and disposal, sea water control, air emissions control, soil and groundwater clean-up and monitoring and related staff costs. The Company anticipates that it will continue to incur costs and make expenditures at moderately increasing levels for the foreseeable future in light of the fact that environmental laws and regulations are becoming increasingly stringent, including the likely lowering of permissible discharge limits.

The Company has also incurred capital expenditures of approximately $2.1 million in 2000 in connection with environmental compliance. The Company anticipates that capital expenditure levels for such purposes will increase to approximately $3.1 million in 2001, as it continues to modify on an ongoing, regular basis, certain of its processes which may have an environmental impact.

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

Employees

At December 31, 2000, the Company had 1,554 full-time employees of which 671 were located in the United States, 30 in Canada, 442 in Finland, 34 in Western Europe, 270 in Africa and 107 in Asia-Pacific. Employees at the Company’s production facilities in Newark, New Jersey; Research Triangle Park, North Carolina; Franklin, Pennsylvania; St. George, Utah; Lubumbashi, Democratic Republic of the Congo; Kuching, Malaysia; Ezanville, France; Singapore; and Bangkok, Thailand are non-unionized. Employees at the Company’s facilities in Harjavalta, Finland and Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, such union agreements have two-year terms. Employees at the Johnstown, Pennsylvania facility are members of the United Steelworkers of America Union. The Johnstown union agreement has a term of 5 years expiring in June 2003. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The Belleville union agreement has a term of five years expiring in May 2003. The Company believes relations with its employees are good.

International Operations

Financial information related to international operations is contained in Note I on pages 28 and 29 of this report.

The Company’s products are manufactured at facilities located in Belleville, Canada; Lubumbashi, Democratic Republic of the Congo; Harjavalta, Finland; Kokkola, Finland; Ezanville, France; Kuching, Malaysia; Bangkok, Thailand; Newark, New Jersey; Research Triangle Park, North Carolina; Franklin, Pennsylvania; Johnstown, Pennsylvania; Singapore and St. George, Utah. The Company conducts its marketing and sales primarily from its offices in Espoo, Finland; Düsseldorf, Germany; Research Triangle Park, North Carolina; Westlake, Ohio; Newark, New Jersey; Taipei, Taiwan; and Tokyo, Japan.

Although most of the Company’s raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company’s operating results and net income. Specifically, when the euro has weakened against the U. S. Dollar, there has been a net favorable effect on the Company due to lower operating expenses and lower net balance sheet liabilities when translated into U. S. Dollars. The reverse has been true when the euro strengthened against the U. S. Dollar. During 2000, in order to partially hedge the balance sheet exposure to fluctuating rates, the Company entered into forward contracts to purchase euros.

Item 2.  Properties

The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. The land on which the Kokkola plant is located is leased with a remaining term of 90 years. The land on which the Harjavalta, Finland plant is located is also leased with a remaining term of 49 years. The land on which the St. George, Utah plant is located is leased with a remaining term, including options, of 44 years. Otherwise, the real properties comprising the Company’s manufacturing facilities are owned by the Company.

The Company’s Kokkola, Finland production facility (KCO) is situated on property owned by Outokumpu Zinc Oy. KCO and Outokumpu Zinc Oy share certain physical facilities, services and utilities under agreements with varying expiration dates. Utilities and raw material purchase assistance contracts provide that KCO jointly purchase with, or pay a fee to, affiliates of Outokumpu Oy for assistance in negotiating contracts and securing bulk quantity discounts. The Company’s Harjavalta, Finland production facility is situated on land owned by Outokumpu Harjavalta Metals Oy. OKN and Outokumpu Harjavalta Metals Oy also share certain physical facilities and have contracts in place for waste disposal, tolling, utilities, laboratory services and raw material supply with varying expiration dates.

Certain information regarding the Company’s primary offices, research and product development and manufacturing facilities is set forth below:

		Approximate	Leased/Owned/
Location	Facility Function	Square Feet	Joint Venture

Africa:
Lubumbashi, DRC	Manufactures cobalt raw material feed	116,000	joint venture (55%)

		Approximate	Leased/Owned/
Location	Facility Function	Square Feet	Joint Venture

Americas:
Newark, New Jersey	Manufactures inorganics	21,000	owned
	Marketing and administration offices	6,000	owned
	Research and development facility	5,000	owned
Edison, New Jersey	Administration office	7,000	leased
	Warehouse	40,000	leased
Research Triangle Park,	Manufactures inorganics and powders	105,100	owned
North Carolina	Marketing and administration offices	15,500	owned
	Research and development facility	27,900	owned
Cleveland, Ohio	Corporate headquarters	14,700	leased
	Administration office	15,300	leased
	Pilot plant facility	3,100	leased
	Research and development facility	10,000	leased
	Storage facility	10,300	leased
Westlake, Ohio	Research and development facility	27,500	owned
	Marketing and administration offices	10,000	owned
Belleville, Ontario	Manufactures organics	38,000	owned
Franklin, Pennsylvania	Manufactures organics and inorganics	318,200	owned
	Administration office	13,300	owned
Johnstown, Pennsylvania	Manufactures inorganics and powders	168,000	owned
St. George, Utah	Manufactures inorganics and powders	189,000	owned
	Administration office	4,000	owned

Asia-Pacific:
Tokyo, Japan	Marketing and administration office	2,300	leased
Kuching, Malaysia	Manufactures inorganics	20,000	owned
	Marketing and administration offices	5,000	owned
Taipei, Taiwan	Marketing and administration offices	4,000	leased
Bangkok, Thailand	Manufactures organics	105,000	owned
	Marketing and administration offices	2,400	owned
Singapore	Manufacturers powders	2,100	joint venture (70%)

Europe:
Espoo, Finland	Marketing and administration offices	3,000	leased
Harjavalta, Finland	Manufactures metal products	272,000	owned
	Administration office	8,900	owned
Kokkola, Finland	Manufactures organics, inorganics and powders	470,000	owned
Ezanville, France	Manufactures organics	50,000	owned
Düsseldorf, Germany	Marketing and administration offices	4,800	leased

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2000 fiscal year.

Executive Officers of the Registrant

There is set forth below the name, age, positions and offices held by each of the Company’s executive officers as of March 16, 2001, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

James P. Mooney — 53

•	Chairman and Chief Executive Officer, 1994

Edward W. Kissel — 59

•	President and Chief Operating Officer, 1999
•	Chief Executive Officer, RotoCast Technologies, Inc., 1993
•	Chief Executive Officer, Kissel Group, Ltd., 1993

James M. Materna — 55

•	Chief Financial Officer, 1992

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The information relating to the recent price and dividend history of the Company’s Common Stock is contained in Note J on page 29 of this report. The Company’s Common Stock is traded on the New York Stock Exchange. As of March 5, 2001, the Company had approximately 8,500 shareholders.

Item 6.  Selected Financial Data

	Year Ended December 31,

	2000	1999	1998	1997	1996
(in millions, except per share data)

Income Statement Data:

Net sales	$887.7	$507.0	$521.2	$487.3	$388.0

Gross profit	213.9	159.5	145.0	117.4	84.0

Selling, general and administrative expenses	75.4	60.8	58.1	46.8	32.6

Income from operations	138.5	98.7	86.9	70.6	51.4

Other expense – net	(38.5)	(18.4)	(15.6)	(12.6)	(7.0)

Net income	$71.5	$55.8	$48.4	$38.4	$30.0

Net income per common share	$2.99	$2.35	$2.11	$1.84	$1.61

Net income per common share – assuming dilution	$2.95	$2.30	$2.05	$1.78	$1.56

Dividends declared and paid per common share	$0.44	$0.40	$0.36	$0.32	$0.28

Balance Sheet Data:

Total assets	$1,357.5	$1,012.5	$870.7	$601.1	$443.5

Long-term debt (excluding current portion)	551.1	384.9	310.0	170.3	109.3

On April 4, 2000 the Company acquired Outokumpu Nickel Oy (OKN) for a purchase price of $188.1 million, including related financing and transaction costs. (See Note C to the consolidated financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report.

Set forth below is summary consolidated information of the Company for the years ended December 31, 2000, 1999 and 1998.

	Year Ended December 31,

	2000	1999	1998
(Thousands of dollars)

Income Statement Data:

Net sales	$887,743	$506,955	$521,226

Gross profit	213,866	159,505	144,952

Selling, general and administrative expenses	75,373	60,768	58,028

Income from operations	138,493	98,737	86,924

Other expense – net	(38,517)	(18,444)	(15,600)

Income taxes	(28,476)	(24,468)	(22,966)

Net income	$71,500	$55,825	$48,358

Products Sold (millions of pounds):

Organics	76.5	70.2	60.5

Inorganics	105.6	96.1	89.3

Powders	46.9	43.1	40.4

Metals	78.2	0.0	0.0

Total	307.2	209.4	190.2

Results of Operations

2000 Compared to 1999
Net sales for 2000 were $887.7 million, an increase of 75.1% compared to 1999. The increase in sales resulted principally through an increase in physical volume of products sold, primarily due to the acquisition of OKN.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

Market Price Ranges per Pound
Year Ended December 31,

	2000	1999

Cobalt — 99.3% Grade	$10.68 to $15.25	$6.70 to $20.00

Nickel	$3.25 to $ 4.75	$1.81 to $ 3.81

Copper	$0.75 to $ 0.92	$0.61 to $ 0.85

The Company sold 307.2 million pounds of product during 2000, an increase of 46.7% compared to 209.4 million pounds in 1999. The increase in physical volume of organic products sold was primarily due to generally stronger cobalt catalyst sales in all geographic regions and increased sales of plastic additives in Asia Pacific. In the inorganics category, the increase in physical volume of products sold reflects increased volume of electronics chemicals, strong demand for nickel catalyst products in the United States and higher sales of battery grade chemicals in Asia Pacific. The increase in physical volume of powder products reflects increases in sales of cobalt powder to the Asia Pacific battery industry, and increased sales of cobalt extra fine, cobalt briquettes and tungsten powders to the hard metal and alloy markets, offsetting a decrease in copper powders used in automotive applications. The increase in physical volume of metal products sold is a result of the acquisition of OKN and the resulting sales of nickel briquettes and cathodes to the European steel industry.

Gross profit increased to $213.9 million in 2000, a 34.1% increase from 1999. The increase in gross profit was primarily the result of the acquisition of OKN and the increased volumes of product sold. Cost of products sold increased to 75.9% of net sales for the year ended 2000 from 68.5% of net sales in 1999 as a result of the acquisition of OKN with lower value-added nickel products and higher sales of lower value-added cobalt containing products.

Selling, general and administrative expenses increased by $14.6 million in 2000 from 1999, resulting primarily from general increases in administrative costs due to the Company’s growth and the OKN acquisition. Due to the relatively low incremental selling, general and administrative expenses required to support OKN and relatively high nickel prices, selling, general and administrative expenses decreased to 8.5% of net sales in 2000 compared to 12.0% of net sales in 1999.

Other expense-net was $38.5 million in 2000 compared to $18.4 million in 1999 due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of the OKN acquisition, and higher interest rates.

Income taxes as a percentage of income before income taxes decreased to 28.5% in 2000 from 30.5% in 1999. The lower effective tax rate was due primarily to a higher percentage of income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for 2000 was $71.5 million, an increase of $15.7 million from 1999, primarily due to the aforementioned factors.

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

Pounds of product sold by the Company were 209.4 million pounds during 1999, an increase of 10.1% compared to 190.2 million pounds in 1998. The increase in physical volume of organic products sold was primarily the result of an increase in sales of cobalt organics and PVC plastic additives, both in Europe and Asia Pacific. In the inorganic category, the increase in physical volume of products sold reflects higher sales of memory disk and battery grade chemicals in Asia Pacific. The increase in physical volume of powder products reflects continued strong growth in sales of cobalt fine powder to the hard metal tool industry, coarse grade powders to the rechargeable battery market and stainless steel alloy powders in automotive applications.

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

Income taxes as a percentage of income before income taxes decreased to 30.5% in 1999 from 32.2% in 1998. The lower effective tax rate was due primarily to a higher percentage of income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for 1999 was $55.8 million, an increase of $7.5 million from 1998, primarily due to the aforementioned factors.

Liquidity and Capital Resources

During 2000, the Company’s net working capital increased by approximately $36.0 million. This increase was primarily the result of the acquisition of OKN. Capital expenditures in 2000 were primarily related to the smelter construction project in Lubumbashi, Democratic Republic of Congo, which was completed in the fourth quarter, 2000 and expansion of plant facilities in Finland. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company’s revolving credit facility.

In conjunction with the acquisition of OKN, the Company entered into a $675 million senior credit facility with a group of financial institutions including a $30 million limit for issuance of letters of credit. This senior secured credit facility was comprised of a $325 million revolving credit facility, a $150 million five-year term loan and a $200 million seven-year term loan. Scheduled maturities on the term loans amounted to $12.75 million in 2000.

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

The Company has ongoing capital expenditure programs to improve its processing technology and plant and equipment, and to expand capacity to accommodate future growth. The Company anticipates that capital spending, exclusive of acquisitions or joint ventures, will approximate $60 million in 2001.

Although most of the Company’s raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices will affect the Company’s operating results and net income (see pages 4 and 5 — International Operations).

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

The primary raw materials used by the Company in manufacturing its products are cobalt, nickel and copper. The Company’s supply of cobalt has historically been sourced primarily from the Democratic Republic of Congo, Australia, Finland and Zambia. Nickel has been sourced primarily from Australia and Chile. Copper is a worldwide commodity and generally available. Although the Company has never experienced a significant shortage of raw materials, production problems and political and civil instability in certain supplier countries may affect their supply and market price. If a substantial interruption should occur in supply from a primary source, there is no assurance that the Company would be able to obtain as much from other sources as would be necessary to satisfy the Company’s requirements or at prices comparable to its current arrangements.

The Company attempts to mitigate changes in prices and availability by maintaining adequate inventories and long-term supply relationships with a variety of producers. The cost of raw materials fluctuates due to both actual and perceived changes in supply and demand. Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. In addition, in order to hedge the purchase of nickel raw material and the sale of nickel products, the Company enters into commodity forward contracts. The degree of profitability of the Company principally depends on the Company’s ability to maintain the differential between its product prices and product costs.

Substantial, sustained reductions in the price of raw materials, particularly cobalt and nickel, could also result in the Company’s inventory being written down to a lower market value.

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

	Expected Maturity Date

	December 31, 2000
						There-		Fair
	2001	2002	2003	2004	2005	after	Total	Value
(Thousands of dollars)

Long-term debt, including current portion

Fixed rate	$115	$30	$84	$210	$208	$397	$1,044	$1,044

Average interest rate	2.1%	4.3%	2.2%	1.5%	1.5%	1.3%

Variable rate	$20,750	$29,500	$39,500	$45,750	$13,250	$422,150	$570,900	$570,900

Average interest rate	8.8%	8.8%	8.8%	8.8%	8.8%	8.8%

	Expected Maturity Date

	December 31, 1999
						There-		Fair
	2000	2001	2002	2003	2004	after	Total	Value
(Thousands of dollars)

Long-term debt, including current portion

Fixed rate	$25	$24	$20	$20	$20	$60,054	$60,163	$60,163

Average interest rate	4.4%	4.3%	4.0%	4.0%	4.0%	7.1%

Variable rate					$324,750		$324,750	$324,750

Average interest rate					7.38%

In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are transacted in U.S. Dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices may affect the Company’s operating results and net income. The OKN acquisition increased the Company’s exposure to changes in foreign currency exchange rates through additional euro operating expenses (see pages 4 and 5 — International Operations).

Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, copper and nickel; (b) demand for metal-based specialty chemicals and products in the markets served; (c) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors, together with fluctuations in currency exchange rates upon the Company’s international operations; and (d) ability to identify suitable acquisition candidates, or finance (through available cash flow and/or additional debt or equity financing), consummate or assimilate such acquisitions.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The disclosures required under this item are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 11 and 12 of this report.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors and Stockholders

OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. as of December 31, 2000 and 1999, and the related statements of consolidated income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 9, 2001

Consolidated Balance Sheets

	December 31

	2000	1999
(Thousands of dollars, except share data)
Assets

Current assets:

Cash and cash equivalents	$13,482	$9,433

Accounts receivable, less allowance of $2,404 in 2000 and $1,131 in 1999	147,618	100,492

Inventories	393,849	332,810

Other current assets	56,792	52,321

Total current assets	611,741	495,056

Property, plant and equipment:

Land	6,794	6,099

Buildings and improvements	128,152	93,819

Machinery and equipment	481,548	317,388

Furniture and fixtures	12,860	14,419

	629,354	431,725

Less accumulated depreciation	144,002	112,910

	485,352	318,815

Other assets:

Goodwill and other intangible assets, less accumulated amortization of $26,683 in 2000 and $19,125 in 1999	192,063	183,974

Other assets	68,306	14,683

Total assets	$1,357,462	$1,012,528

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$20,865	$25

Accounts payable	103,570	77,037

Deferred income taxes	37,776	25,897

Other accrued expenses	45,044	23,599

Total current liabilities	207,255	126,558

Long-term debt	551,079	384,888

Deferred income taxes	29,116	24,339

Other long-term liabilities	14,333	6,977

Minority interest	49,549	20,538

Stockholders’ equity:
Preferred stock, $.01 par value: Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $.01 par value: Authorized 60,000,000 shares; issued 23,959,346 shares	240	240

Capital in excess of par value	258,913	258,815

Retained earnings	256,183	198,047

Treasury stock (105,065 shares in 2000 and 165,161 shares in 1999, at cost )	(4,853)	(5,537)

Accumulated other comprehensive loss	(3,967)	(1,837)

Unearned compensation	(386)	(500)

Total stockholders’ equity	506,130	449,228

Total liabilities and stockholders’ equity	$1,357,462	$1,012,528

See accompanying notes to consolidated financial statements.

Statements Of Consolidated Income

	Year Ended December 31

	2000	1999	1998
(Thousands of dollars, except per share data)
Net sales	$887,743	$506,955	$521,226

Cost of products sold	673,877	347,450	376,274

	213,866	159,505	144,952

Selling, general and administrative expenses	75,373	60,768	58,028

Income from operations	138,493	98,737	86,924
Other income (expense)

Interest expense	(39,829)	(19,081)	(15,560)

Interest income	2,435	181	223

Foreign exchange (loss) gain	(1,123)	456	(263)

	(38,517)	(18,444)	(15,600)

Income before income taxes	99,976	80,293	71,324

Income taxes	28,476	24,468	22,966

Net income	$71,500	$55,825	$48,358

Net income per common share	$2.99	$2.35	$2.11

Net income per common share — assuming dilution	$2.95	$2.30	$2.05

Cash dividends paid per common share	$.44	$.40	$.36

See accompanying notes to consolidated financial statements.

Statements Of Consolidated Stockholders’ Equity

		Capital			Accumulated
		in Excess			Other
	Common	of Par	Retained	Treasury	Comprehensive	Unearned
	Stock	Value	Earnings	Stock	Loss	Compensation	Total
(Thousands of dollars)
Balance at January 1, 1998	$222	$189,281	$117,465	$(4,829)	$(898)		$301,241

Net income			48,358				48,358

Translation adjustment					(481)		(481)

Total comprehensive income							47,877

Non-employee directors’ compensation		133					133

Dividends paid			(8,246)				(8,246)

Treasury stock purchased				(7,070)			(7,070)

Issuance of shares under benefit plans, including tax benefit			(1,886)	3,405			1,519

Sale of common stock	18	68,671					68,689

Balance at December 31, 1998	240	258,085	155,691	(8,494)	(1,379)		404,143

Net income			55,825				55,825

Translation adjustment					(458)		(458)

Total comprehensive income							55,367

Non-employee directors’ compensation		160					160

Restricted stock grants		570				$(570)

Restricted stock compensation						70	70

Dividends paid			(9,517)				(9,517)

Treasury stock purchased				(4,744)			(4,744)

Issuance of shares under benefit plans, including tax benefit			(3,952)	7,701			3,749

Balance at December 31, 1999	240	258,815	198,047	(5,537)	(1,837)	(500)	449,228

Net income			71,500				71,500

Translation adjustment					(2,130)		(2,130)

Total comprehensive income							69,370

Non-employee directors’ compensation		98					98

Restricted stock compensation						114	114

Dividends paid			(10,491)				(10,491)

Treasury stock purchased				(9,650)			(9,650)

Issuance of shares under benefit plans, including tax benefit			(2,873)	10,334			7,461

Balance at December 31, 2000	$240	$258,913	$256,183	$(4,853)	$(3,967)	$(386)	$506,130

See accompanying notes to consolidated financial statements.

Statements Of Consolidated Cash Flows

	Year Ended December 31

	2000	1999	1998
(Thousands of dollars)
Operating activities

Net income	$71,500	$55,825	$48,358

Items not affecting cash:

Depreciation and amortization	39,298	26,864	25,435

Foreign exchange loss (gain)	1,123	(456)	263

Deferred income taxes	184	13,327	17,309

Changes in operating assets and liabilities:

Accounts receivable	40,044	(19,586)	5,139

Inventories	(4,296)	(49,521)	(75,976)

Accounts payable and other accruals	(25,461)	(4,850)	(11,387)

Prepayments, advances and other	(41,436)	(9,247)	(10,283)

Net cash provided by (used in) operating activities	80,956	12,356	(1,142)

Investing activities

Expenditures for property, plant and equipment — net	(55,033)	(70,150)	(91,942)

Acquisitions of businesses	(192,689)	(1,765)	(103,253)

Net cash used in investing activities	(247,722)	(71,915)	(195,195)

Financing activities

Dividend payments	(10,491)	(9,517)	(8,246)

Short-term borrowings			2,000

Long-term borrowings	223,750	74,808	197,773

Payments of short-term debt		(2,000)

Payments of long-term debt	(37,600)		(63,569)

Purchase of treasury stock	(9,650)	(4,744)	(7,070)

Proceeds from exercise of stock options	6,811	2,755	719

Issuance of common stock			68,689

Net cash provided by financing activities	172,820	61,302	190,296

Effect of exchange rate changes on cash and cash equivalents	(2,005)	(60)	598

Increase (decrease) in cash and cash equivalents	4,049	1,683	(5,443)

Cash and cash equivalents at beginning of year	9,433	7,750	13,193

Cash and cash equivalents at end of year	$13,482	$9,433	$7,750

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

Goodwill, which represents the excess of the purchase price of businesses acquired over the estimated fair value of the net assets acquired, is amortized on a straight-line basis over 20 to 40 years. Other intangibles represent principally patents, trademarks, technology acquired and capitalized software and are being amortized on a straight-line basis over five to seventeen years.

Long-lived assets are assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Research and Development — Selling, general and administrative expenses include research and development costs of $13,308, $11,332 and $10,367 in 2000, 1999 and 1998, respectively.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.

Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiaries and related African operations is the U.S. Dollar since a majority of their purchases and sales are denominated in U.S. Dollars. Accordingly, foreign exchange gains and losses related to assets, liabilities and transactions which are denominated in other currencies (principally the euro) are included in results of operations. The Company enters into forward contracts to partially hedge its balance sheet exposure to the euro, and accordingly, gains or losses related to the forward contracts are also included in results of operations.

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

Notes to Consolidated Financial Statements — Continued

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

Revenue Recognition — Revenues are recognized when unaffiliated customers take title and assume ownership of product(s) specified in their purchase agreements with the Company, which generally occurs upon shipment of product or usage of consignment inventories. Shipping and handling are included in cost of product sold and are included in the sales price when billed to customers.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements — In June, 1998, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” was issued. SFAS No. 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001; adoption of this statement did not have a material effect on earnings or the financial position of the Company.

Financial Presentation Changes — Certain amounts for prior years have been reclassified to conform to the current year presentations.

B.  Inventories

Inventories consist of the following:

	December 31

	2000	1999

Raw materials and supplies	$168,750	$137,337

Finished goods	156,159	138,417

	324,909	275,754

LIFO reserve	68,940	57,056

Total inventories	$393,849	$332,810

C.  Acquisition and Pro Forma Earnings Per Share

On April 4, 2000, the Company acquired Outokumpu Nickel Oy (OKN) for a purchase price of $188.1 million, including related financing and transaction costs. OKN manufactures, distributes and sells a broad range of nickel products, principally plating and alloy-grade cathodes and briquettes. The acquisition of OKN, which had fiscal 1999 sales of $341.5 million, was financed through bank borrowings and has been recorded using the purchase method of accounting. Accordingly, the Company’s results of operations reflect the impact of OKN from the date of acquisition.

The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company’s management based on information currently available and on current assumptions as to future operations. The

Notes to Consolidated Financial Statements — Continued

Company has obtained independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. The Company is also completing the review and determination of the fair values of the other assets acquired and liabilities assumed, including its responsibility for any environmental matters at the date of acquisition. In addition, the Company is resolving certain matters with the seller related to the net assets acquired, which may ultimately impact the final purchase price. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of fair values, and finalization of the purchase price.

Pro forma net sales, net income and net income per share, for the years ended December 31, 2000 and 1999, as if the acquisition had occurred as of January 1, 2000 and 1999, respectively, were as follows:

	Year Ended December 31

	2000	1999

Net sales	$1,038,000	$848,455

Net income	$81,600	$44,925

Net income per common share	$3.42	$1.89

Net income per common share — assuming dilution	$3.36	$1.85

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

D.  Financial Instruments

Long-term debt consists of the following:

	December 31

	2000	1999

Notes payable to financial institutions	$570,900	$324,750

Notes payable to insurance companies		60,000

Other	1,044	163

	571,944	384,913

Less: Current portion	20,865	25

Total long-term debt	$551,079	$384,888

In conjunction with the acquisition of OKN (see note C), the Company entered into a $675 million senior credit facility with a group of financial institutions including a $30 million limit for issuance of letters of credit. These senior secured credit facilities were comprised of a $325 million revolving credit facility, a $150 million five-year term loan and a $200 million seven-year term loan. Scheduled maturities on the term loans amounted to $12.75 million in 2000. The facilities have variable interest rates based upon either the agent bank’s prime lending rate plus a 0% to 1.5% margin or LIBOR plus a 1.25% to 3.0% margin at the Company’s option. The margin paid is based upon a defined financial leverage ratio. Under this credit agreement, the Company must meet various financial covenants, and there are restrictions on investments and dividend payments. Further

Notes to Consolidated Financial Statements — Continued

investments in Weda Bay Minerals, Inc. (see Note H) are limited to $18 million. Annual dividends are limited to the greater of $12 million or 25% of consolidated net income.

The Company has entered into several interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $60 million to an average fixed rate of 5.65% plus 1.25% to 2.5% for a three year period ending February 9, 2001. The Company has also entered into several interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $120 million to an average fixed rate of 6.88% plus 1.25% to 2.5% for a three year period ending April 25, 2002.

At December 31, 2000, the combined effective rate of the Company’s bank borrowings and the related swap agreements was 8.82%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparties to the interest rate swaps are international commercial banks. At December 31, 2000, the fair values of the Company’s interest rate swaps approximated $1,558 payable.

Aggregate annual maturities of long-term debt for the five years following December 31, 2000 are as follows: 2001 — $20,865; 2002 — $29,530; 2003 — $39,584 and 2004 — $45,960; and 2005 — $13,458. Interest paid, net of capitalized amounts, was $39,752, $19,112 and $15,660 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest capitalized as part of construction of major fixed assets was $10,972 in 2000, $7,057 in 1999 and $1,605 in 1998. At December 31, 2000, the carrying value of the Company’s debt approximated its fair value.

The Company enters into forward contracts to purchase euros to partially hedge its balance sheet exposure and other commitments to rate fluctuations between the euro and the U.S. Dollar. At December 31, 2000, the notional value of these forward contracts approximated $4,712. The fair value of the forward contracts, based on the current settlement price at December 31, 2000, approximated $349 receivable, which was recorded in results of operations.

The Company also enters into forward contracts to hedge the purchase of nickel raw material and the sale of nickel products. Realized gains and losses on these forward contracts are included as a component of purchases and net sales, as appropriate, and are recognized when the related raw material is purchased or product is sold. At December 31, 2000, the notional value of open contracts approximated $7,300. The fair value of the unrealized gain/loss on these contracts, based on current settlement prices at December 31, 2000, approximated $1,800 payable.

E.  Income Taxes

Income (loss) before income taxes consists of the following:

	Year Ended December 31

	2000	1999	1998

United States	$(32,986)	$(2,715)	$17,998

Outside the United States	132,962	83,008	53,326

	$99,976	$80,293	$71,324

Notes to Consolidated Financial Statements — Continued

Income taxes are summarized as follows:

	Year Ended December 31

	2000	1999	1998

Current:

United States:

Federal		$1,281	$1,634

State and local		88	860

Outside the United States	$28,292	9,772	3,163

	28,292	11,141	5,657

Deferred:

United States	(11,414)	2,817	5,426

Outside the United States	11,598	10,510	11,883

	184	13,327	17,309

	$28,476	$24,468	$22,966

A reconciliation of income taxes computed at the United States statutory rate to the effective income tax rate follows:

	Year Ended December 31

	2000	1999	1998

Income taxes at the United States statutory rate	35.0%	35.0%	35.0%

State income taxes, net of federal tax benefit	(.8)	.1	.8

Effective tax rate differential of earnings outside of the United States	(7.0)	(10.6)	(6.0)

Adjustment of worldwide tax liabilities		4.2	.1

Non-deductible goodwill	1.6	1.9	2.0

Other—net	(.3)	(.1)	.3

	28.5%	30.5%	32.2%

Significant components of the Company’s deferred income taxes are as follows:

	December 31

	2000	1999

Current asset — operating accruals	$2,505	$1,968

Current liability — inventories	(40,281)	(27,865)

Long-term asset — benefit accruals	3,920	3,425

Long-term asset — operating loss carryforwards	20,149	3,670

Long-term liability — accelerated depreciation	(53,185)	(31,434)

	$(66,892)	$(50,236)

Notes to Consolidated Financial Statements — Continued

At December 31, 2000, certain United Sates subsidiaries had operating loss carryforwards of $50,400. These carryforwards expire in 2019 and 2020.

The Company has not provided additional United States income taxes on approximately $305,000 of undistributed earnings of consolidated foreign subsidiaries included in stockholders’ equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

The Company conducts business in Malaysia, which attracts industry by granting a “holiday” from income taxes. This agreement, which expires in March 2002, reduced income tax expense by $2,572 or $.11; $1,680 or $.07; and $1,051 or $.04 per common share – assuming dilution, in 2000, 1999 and 1998, respectively.

Income tax payments were $15,867, $7,355 and $24,611 during the years ended December 31, 2000, 1999 and 1998, respectively.

F.  Pension and Other Postretirement Benefit Plans

The Company sponsors several defined contribution plans covering certain employees. Company contributions are determined by the Board of Directors based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plans; the Company also maintains a 401(k) plan for certain non-union employees in the United States. Aggregate defined contribution plan expenses were $5,565, $5,351 and $4,784 in 2000, 1999 and 1998, respectively.

Notes to Consolidated Financial Statements — Continued

The Company has non-contributory defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance, for certain employees in the United States. Components of plan obligations and assets, and the recorded asset (liability) at December 31 are as follows:

	Pension		Other Postretirement
	Benefits		Benefits

	2000	1999	2000	1999

Benefit obligation at beginning of year	$(13,524)	$(15,318)	$(5,243)	$(9,369)

Service cost	(162)	(189)	(217)	(425)

Interest cost	(1,022)	(977)	(426)	(470)

Participant contributions			(103)	(89)

Actuarial (loss) gain	(91)	2,160	433	4,746

Benefits paid	816	800	425	364

Benefit obligation at end of year	$(13,983)	$(13,524)	$(5,131)	$(5,243)

Fair value of plan assets at beginning of year	$14,983	$14,767	$0	$0

Actual return on plan assets	15	944

Employer contributions	483	72	322	275

Participant contributions			103	89

Benefits paid	(816)	(800)	(425)	(364)

Fair value of plan assets at end of year	$14,665	$14,983	$0	$0

Plan assets exceeding (less than) benefit obligations	$682	$1,459	$(5,131)	$(5,243)

Unamortized:

Net loss (gain)	972	(443)	(2,023)	(2,009)

Prior service cost			1,295	1,389

Employer contributions			81	69

Recorded asset (liability)	$1,654	$1,016	$(5,778)	$(5,794)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3,137, $3,137 and $2,616, respectively, as of December 31, 2000 and $2,885, $2,885 and $2,328, respectively, as of December 31, 1999.

The components of net periodic benefit cost (income) for the years ended December 31 are as follows:

	Pension Benefits

	2000	1999	1998

Service cost	$162	$189	$158

Interest cost	1,022	977	991

Expected return on plan assets	(1,321)	(1,249)	(1,182)

	(137)	(83)	(33)

Curtailment gain			(2,664)

	$(137)	$(83)	$(2,697)

Notes to Consolidated Financial Statements — Continued

	Other Postretirement Benefits

	2000	1999	1998

Service cost	$217	$425	$474

Interest cost	426	470	443

Net amortization	13	94	90

	$656	$989	$1,007

During 1998, the Company froze its salaried pension plan, resulting in a curtailment gain.

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	2000	1999

Discount rate	7.75%	7.75%

Return on pension plan assets	9.00%	9.00%

Projected health care cost trend rate	8.00%	8.50%

Ultimate health care trend rate	5.50%	5.50%

Year ultimate health care trend rate is achieved	2006	2006

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease

2000 benefit cost	$162	$139

Recorded liability at December 31, 2000	$1,052	$813

G.  Stockholders’ Equity / Earnings Per Share

In 1996, the Company’s Board of Directors adopted a Stockholder Rights Agreement. Under this plan, rights were distributed as a dividend at the rate of one right for each outstanding share of common stock of the Company. The rights become exercisable if a person or group (Acquiring Person) acquires or attempts to acquire 15% or more of the outstanding shares of the Company’s common stock. In the event that the rights become exercisable, each right (except for rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase one one-hundredth share of Series A Participating Preferred Stock at an initial purchase price of $160 per share, subject to adjustment.

If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to receive, upon exercise, shares of common stock having a value equal to two times the exercise price of the right. For example, at an exercise price of $160 per right, each right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $320 worth of common stock (or other consideration, as noted above) for $160. Assuming that the common stock had a per share value of $40 at such time, the holder of each valid right would be entitled to purchase 8 shares of common stock for $160. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights.

Notes to Consolidated Financial Statements — Continued

The rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per right. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. The rights expire on November 14, 2006.

During 1999, the Company granted 15,000 shares of restricted stock to an officer. One-third of these shares vest on the third anniversary of the date of grant; the remainder vest on the fifth anniversary. The market value of the restricted stock award was $570, and has been recorded as a separate component of stockholders’ equity.

The following table sets forth the computation of net income per common share and net income per common share — assuming dilution:

	Year Ended December 31

	2000	1999	1998

Net income	$71,500	$55,825	$48,358

Weighted average shares outstanding	23,843	23,767	22,874

Dilutive effect of stock options	408	557	672

Weighted average shares outstanding — assuming dilution	24,251	24,324	23,546

Net income per common share	$2.99	$2.35	$2.11

Net income per common share — assuming dilution	$2.95	$2.30	$2.05

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

	Year Ended December 31

	2000	1999	1998

Risk-free interest rate	6.0%	7.0%	5.5%

Dividend yield	1.2%	1.2%	1.2%

Volatility factor of Company common stock	.25	.25	.25

Weighted-average expected option life (years)	5	5	5

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2000	1999	1998

Net income	$68,974	$53,610	$46,718

Net income per common share	$2.89	$2.26	$2.04

Net income per common share — assuming dilution	$2.84	$2.20	$1.98

Notes to Consolidated Financial Statements — Continued

A summary of the Company’s stock option activity, and related information follows:

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,725,862	$25.83	1,606,534	$22.01	1,367,773	$17.89

Granted	398,251	46.22	333,999	35.85	341,513	34.60

Exercised	(273,850)	24.87	(214,671)	12.83	(102,752)	7.00

Outstanding at December 31	1,850,263	$30.33	1,725,862	$25.83	1,606,534	$22.01

Exercisable at end of year	1,462,763		1,423,362		1,288,534

Weighted-average fair value of options granted during the year		$13.69		$11.39		$10.05

The weighted-average remaining contractual life of options outstanding is approximately seven years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Shares	Life	Price	Shares	Price

Range of exercise prices:

$5.04 — $13.00	428,118	2.3	$8.38	428,118	$8.38

$17.31 — $29.96	282,145	6.0	$23.59	282,145	$23.59

$35.38 — $46.75	1,140,000	8.5	$40.22	752,500	$36.86

H.  Commitments And Contingencies

The Company has a supply agreement with La Generale des Carriers et des Mines (Gecamines) to purchase all of the concentrate produced by the Luiswishi mine in Shaba, Democratic Republic of Congo (DRC). Annual production from this facility is estimated to contain approximately 5,000 metric tons of cobalt and 9,000 metric tons of copper. The cost of the cobalt and copper obtained will be based upon the prevailing market price as material is processed.

In order to develop a long-term nickel raw material source for the OKN nickel refinery, the Company announced on February 25, 2000 a preliminary joint agreement with Weda Bay Minerals, Inc. (Weda). The agreement provides for the Company to provide financing, up to $18 million, to complete a bankable feasibility study for the development of the Halmahera Island, Indonesia (Halmahera) nickel and cobalt laterite deposits. The Company has agreed to purchase all production at Halmahera, which Weda has estimated to yield approximately 30,000 tons of nickel and 3,000 tons of cobalt annually, beginning in 2004. At December 31, 2000, the Company had invested approximately $4.6 million in Weda, representing a 19% interest.

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

Notes to Consolidated Financial Statements — Continued

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

I.  Reportable Segment and Geographic Information

The Company and its operating subsidiaries manufacture and sell organics, inorganics, powders and metal products that are primarily derived from cobalt, copper and nickel. Organics are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricant and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Inorganics are used in a wide variety of end products, including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. Metal products are important components in stainless steel applications. The Company operates in a single business segment serving numerous customers and industries.

	2000	1999	1998

Information About Products
Net Sales

Organics	$129,610	$127,246	$115,895

Inorganics	241,466	215,963	247,896

Powders	202,405	163,746	157,435

Metals	314,262

	$887,743	$506,955	$521,226

Geographic Information
Net Sales(1)

United States	$318,621	$286,503	$295,791

Finland	532,456	192,317	201,059

Other	36,666	28,135	24,376

	$887,743	$506,955	$521,226

Long-Lived Assets

United States	$117,303	$121,178	$114,441

Finland	246,840	118,341	95,755

Other	121,209	79,296	35,149

	$485,352	$318,815	$245,345

Net Sales(2)

Americas	$312,486	$258,547	$271,038

Europe	452,749	158,676	166,792

Asia Pacific and Other	122,508	89,732	83,396

	$887,743	$506,955	$521,226

(1)	Net sales are attributed to the geographic area based on the location of the manufacturing facility.

(2)	Net sales are attributed to the geographic area based on the location of the customer.

Notes to Consolidated Financial Statements — Continued

Sales to one customer were approximately 18% of the Company’s net sales in 2000.

J.  Quarterly Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31

2000

Net sales	$148,285	$273,522	$233,384	$232,552

Gross profit	42,002	55,400	56,830	59,634

Income from operations	27,041	36,912	37,529	37,011

Net income	15,150	18,428	18,627	19,295

Net income per common share	$.63	$.77	$.78	$.81

Net income per common share — assuming dilution	$.63	$.76	$.77	$.79

Market price: high-low	46.250-33.750	50.875-41.500	48.500-40.250	57.000-40.130

Dividends paid per share	$.11	$.11	$.11	$.11

1999

Net sales	$114,113	$123,706	$132,092	$137,044

Gross profit	37,109	39,462	40,885	42,049

Income from operations	22,803	24,630	25,820	25,484

Net income	12,973	14,048	14,260	14,544

Net income per common share	$.55	$.59	$.60	$.61

Net income per common share — assuming dilution	$.54	$.58	$.59	$.60

Market price: high-low	36.563-26.875	42.500-32.500	40.063-33.750	40.500-31.500

Dividends paid per share	$.10	$.10	$.10	$.10

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no such changes or disagreements.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information relating to directors of the Company contained under the heading “Election of Directors” on pages 2 through 4, inclusive, of the Company’s Proxy Statement for the annual meeting of stockholders to be held on May 8, 2001, is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Company” in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information relating to executive compensation contained under the headings “Committees and Meetings of the Board of Directors” on page 7 and “Executive Compensation” on pages 8 through 12, inclusive, of the Company’s Proxy Statement for the annual meeting of stockholders to be held on May 8, 2001, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership set forth under the heading “Security Ownership of Directors and Officers, and Certain Beneficial Owners” on pages 5 and 6 of the Company’s Proxy Statement for the annual meeting of stockholders to be held on May 8, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information relating to the related transactions set forth under the heading “Related Party Transactions” on page 12 of the Company’s Proxy Statement for the annual meeting of stockholders to be held on May 8, 2001, is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following consolidated financial statements of the Company are included in Part II Item 8:

(1)	The following Consolidated Financial Statements of OM Group, Inc. are filed as a separate section of this report:

Consolidated Balance Sheets at December 31, 2000 and 1999 — page 14.

Statements of Consolidated Income for the years ended December 31, 2000, 1999 and 1998 — page 15.

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2000, 1999 and 1998 — page 16.

Statements of Consolidated Cash Flows for the years ended December 31, 2000, 1999 and 1998 — page 17.

Notes to Consolidated Financial Statements — pages 18 through 29.

(2)	All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and by-laws

3.1	Amended and Restated Certificate of Incorporation of the Company	‡
3.2	Amended and Restated Bylaws of the Company	‡

(4)	Instruments defining rights of security holders, including indentures

4.1	Form of Common Stock Certificate of the Company	‡
4.2	Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (filed as Exhibit 1 to the Company’s Current Report on Form 8-K filed on December 5, 1996 which exhibit is incorporated herein by reference).
4.3	Certificate of Designation, Preferences and Rights of Series A Participatory Preferred Stock (filed as Exhibit to Current Report on Form 8-K filed November 27, 1996 and incorporated herein by reference).
•4.4	Credit Agreement dated as of April 3, 2000 among OM Group, Inc., as borrower; the lending institutions named therein as lenders; DLJ Capital Funding, Inc., as lender, the syndication agent and a joint lead arranger; National City Bank as a lender, the swing line lender, the letter of credit issuer, the administrative agent, the collateral agent and a joint lead arranger; and ABN Amro Bank N.V. as documentation agent.

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.	‡
*10.2	OM Group, Inc. Long-Term Incentive Compensation Plan	‡
*10.3	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan.	§

*10.4	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).	‡
*10.5	Mooney Chemicals, Inc. Welfare Benefit Plan.	‡
*10.6	Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.7	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.8	OMG/ Mooney Chemicals, Inc. Employee Profit Sharing Plan (January 1, 1994 restatement) (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.9	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.10	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.11	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12	OM Group, Inc. Non-employee Directors’ Equity Compensation Plan dated May 9, 1995, the date of the Annual Shareholder Meeting formally adopting the plan (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
*10.13	OM Group, Inc. Bonus Program for Key Executives and Middle Management.	‡
*10.14	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.	‡
*10.15	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.	‡
*10.16	Employment Agreement between OM Group, Inc. and James M. Materna dated January 1, 1993.	‡
*10.17	Employment Agreement between OM Group, Inc. and Michael J. Scott (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
+10.18	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of the Congo (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
+10.19	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997 (filed as Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).
+10.20	Long term Slag Sales Agreement between la Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an annex to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

+10.21	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an annex to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
+10.22	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an annex to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
*10.23	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan.
*10.24	Employment Agreement between OM Group, Inc. and Edward W. Kissel dated June 1, 1999.
*10.25	Separation Agreement between OM Group, Inc. and Thomas E. Fleming dated October 1, 1999.
#10.26	Share Purchase Agreement as of February 23, 2000, by and between Outokumpu Nickel B.V., Outokumpu Oyj, OM Group, Inc. and OMG Kokkola Chemicals Holding B.V.
10.27	Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy.
•	Filed as Exhibit 10.1 to the OM Group, Inc. Form 10-Q filed on May 12, 2000 and incorporated herein by reference.
*	Indicate a management contract, executive compensation plan or arrangement.
+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and the Company’s request for confidential treatment
#	Filed as Exhibit 2.1 to the OM Group, Inc. Form 8-K filed on April 18, 2000 and incorporated herein by reference.
‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.
§	Filed as Exhibit 99(b) to the OM Group, Inc. Form S-8 Registration Statement filed on February 1, 1994, and incorporated herein by reference.

(21) List of Subsidiaries

(23) Consent of Ernst & Young LLP

(24) Power of Attorney

(b)  There were no reports filed on Form 8-K during the last quarter of 2000.

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

Signature	Title	Date

/s/ James P. Mooney* James P. Mooney	Chairman and Chief Executive Officer	March 16, 2001

/s/ Edward W. Kissel* Edward W. Kissel	President and Chief Operating Officer	March 16, 2001

/s/ Markku Toivanen* Markku Toivanen	Director	March 16, 2001

/s/ Lee R. Brodeur* Lee R. Brodeur	Director	March 16, 2001

/s/ Thomas R. Miklich* Thomas R. Miklich	Director	March 16, 2001

/s/ John E. Mooney* John E. Mooney	Director	March 16, 2001

/s/ Frank Butler* Frank Butler	Director	March 16, 2001

/s/ James M. Materna* James M. Materna	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2001

/s/ James P. Mooney James P. Mooney Attorney-in-Fact		March 16, 2001

*	James P. Mooney, by signing his name hereto signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.27	Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy.
21	List of Subsidiaries
23	Consent of Ernst & Young LLP
24	Power of Attorney