Form 10-Q
period 2001-03-31
OM GROUP INC
filed 2001-05-14
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: Common Stock, $.01 Par Value - 23,923,891 shares.

INDEX
OM GROUP, INC.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets -- March 31, 2001 and December 31, 2000

Condensed statements of consolidated income -- Three months ended March 31, 2001 and 2000

Condensed statements of consolidated cash flows-- Three months ended March 31, 2001 and 2000

Notes to condensed consolidated financial statements -- March 31, 2001

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

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 7,790	$ 13,482
Accounts receivable	140,534	147,618
Inventories	393,389	393,849
Other current assets	60,062	56,792
Total Current Assets	601,775	611,741

PROPERTY, PLANT AND EQUIPMENT
Land	6,741	6,794
Buildings and improvements	131,359	128,152
Machinery and equipment	499,966	481,548
Furniture and fixtures	12,862	12,860
	650,928	629,354
Less accumulated depreciation	152,879	144,002
	498,049	485,352

OTHER ASSETS
Goodwill and other intangible assets	195,307	192,063
Other assets	71,940	68,306
	_________	_________
TOTAL ASSETS	$1,367,071	$1,357,462
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 22,110	$ 20,865
Accounts payable	80,079	103,570
Other accrued expenses	78,921	82,820
Total Current Liabilities	181,110	207,255

LONG TERM LIABILITIES
Long-term debt	571,153	551,079
Deferred income taxes	29,383	29,116
Other long-term liabilities	16,094	14,333
Minority interest	50,172	49,549

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
Authorized 2,000,000 shares; no shares issued or outstanding
Common stock, $0.01 par value:
Authorized 60,000,000 shares; issued 23,959,346 shares	240	240
Capital in excess of par value	258,937	258,913
Retained earnings	269,669	256,183
Treasury stock (35,455 shares in 2001 and 105,065
shares in 2000, at cost)	(1,817)	(4,853)
Accumulated other comprehensive loss	(7,512)	(3,967)
Unearned compensation	(358)	(386)
Total Stockholders' Equity	519,159	506,130
	_________	_________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,367,071	$1,357,462
	=========	=========

See notes to condensed Consolidated Financial Statements

Part I		Financial Information
Item 1		Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net sales	$235,642	$148,285
Cost of products sold	175,618	106,283
	60,024	42,002

Selling, general and administrative expenses	21,229	14,961

INCOME FROM OPERATIONS	38,795	27,041

OTHER INCOME (EXPENSE)
Interest expense	(11,558)	(5,452)
Interest income	500	105
Foreign exchange loss	(548)	(72)
	(11,606)	(5,419)

INCOME BEFORE INCOME TAXES	27,189	21,622

Income taxes	7,557	6,472

NET INCOME	$ 19,632	$ 15,150
	========	========

Net income per common share	$0.82	$0.63
Net income per common share - assuming dilution	$0.81	$0.63

Weighted average shares outstanding (000)
Net income per common share	23,889	23,876
Net income per common share - assuming dilution	24,336	24,210

Dividends paid per common share	$0.13	$0.11

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

OPERATING ACTIVITIES
Net income	$19,632	$15,150
Items not affecting cash:
Depreciation and amortization	11,652	7,525
Foreign exchange loss	548	72
Deferred income taxes	267	1,912
Changes in operating assets and liabilities	(34,179)	(29,899)
NET CASH USED IN OPERATING ACTIVITIES	(2,080)	(5,240)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment, net	(21,574)	(9,358)
NET CASH USED IN INVESTING ACTIVITIES	(21,574)	(9,358)

FINANCING ACTIVITIES
Dividend payments	(3,109)	(2,622)
Long-term borrowings	21,319	50
Short-term borrowings		11,000
Payments of long-term debt		(25)
Purchase of treasury stock	(3,059)	(728)
Proceeds from exercise of stock options	2,534	2,962
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,685	10,637

Effect of exchange rate changes on cash and cash equivalents	277	(11)

Decrease in cash and cash equivalents	(5,692)	(3,972)

Cash and cash equivalents at beginning of period	13,482	9,433

Cash and cash equivalents at end of period	$ 7,790	$ 5,461
	=======	=======

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001
(Thousands of dollars, except per share amounts)

Note A	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note B	Change in Method of Accounting

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133), as amended. SFAS No. 133 requires that derivatives be recognized in the balance sheet and measured at fair value. The Company's derivatives consist of interest rate swaps and commodity and foreign currency forward contracts.

Note C	Inventories

Inventories consist of the following:

March 31,	December 31,
2001	2000
Raw materials and supplies Finished goods LIFO reserve Total inventories	$172,526 148,447 320,973 72,416 $393,389 =======	$168,750 156,159 324,909 68,940 $393,849 =======

Note D	Contingent Matters

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

The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

Three Months Ended March 31,
2001	2000

Net income	$19,632	$15,150

Weighted average number of shares outstanding	23,889	23,876

Dilutive effect of stock options	447	334

Weighted average number of shares outstanding -assuming dilution	24,336	24,210
=====	=====

Net income per common share	$0.82	$0.63
====	====

Net income per common share - assuming dilution	$0.81	$0.63
====	====

Note F	Comprehensive Income

Total comprehensive income consists of the following:

Three Months Ended March 31,
2001	2000

Net income	$19,632	$15,150
Foreign currency translation	246	64
Cumulative effect of change in method of accounting	(1,558)	--
Change in fair value of derivatives	(2,233)	--
Total comprehensive income	$16,087	$15,214
======	======

The components of accumulated other comprehensive loss are as follows:

March 31,	December 31,
2001	2000

Foreign currency translation adjustments	$(3,721)	$(3,967)
Fair value of derivatives	(3,791)	--
Total accumulated other comprehensive loss	$(7,512)	$(3,967)
======	======

Note G	Subsequent Event

On April 23, 2001, the Company agreed to acquire Degussa Metals Catalysts Cerdec (dmc2), a leading worldwide provider of metal-based functional materials for a wide variety of high-growth end markets based in Hanau, Germany, for a cash purchase price of 1,200 million euro. The purchase price is anticipated to be financed with a combination of debt, equity and the subsequent sale of certain acquired assets. The final purchase price is subject to adjustment based on the application of several provisions at the closing date which is anticipated on or about June 30, 2001. The acquisition, which is not reflected in the accompanying financial statements, will be accounted for by the purchase method of accounting.

The Company intends to divest the electronic materials, performance pigments, glass systems and Cerdec ceramic divisions of dmc[2] as soon as practicable and is currently in advanced discussions with another strategic party, proceeds of approximately 600 million euro are anticipated from these divestitures. Following these divestitures, the Company expects to own the metals management, automotive catalysts, fuel cells, precious metals chemistry, technical materials and jewelry and electroplating businesses of dmc[2]. Annual sales and operating profit in fiscal 2000 for the businesses the Company intends to keep were approximately 5,800 million euro and 55 million euro, respectively.

Item 2	Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales for the three months ended March 31, 2001 were $235.6 million, an increase of 58.9% compared to the same period for 2000. The increase in sales resulted principally through an increase in physical volume of products sold, due primarily to the acquisition of Outokumpu Nickel Oy (OKN) in April 2000.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

	Market Price Ranges per Pound
	Three Months Ended March 31,
	2001	2000
Cobalt - 99.3% Grade Nickel Copper	$10.16 to $12.35 $ 2.71 to $ 3.28 $ .77 to $ .85	$11.91 to $15.25 $ 3.69 to $ 4.74 $ .78 to $ .87

The following table sets forth the pounds of organics, inorganics, powders and metals sold during each period:
	Three Months Ended March 31,		Percentage
(in millions of pounds)	2001	2000	Change
Organics Inorganics Powders Metals	18.6 26.0 12.2 30.0 86.8 ===	19.5 27.0 12.1 0.0 58.6 ===	-4.6% -3.7% .8% -- 48.1%

The decrease in physical volume of organic products sold was primarily due to softness in the U.S. markets for plastic additives, coatings and tire applications. The decrease in physical volume of inorganic products sold was primarily attributable to general softness in the U.S. markets and volume declines in electroplating applications. The increase in physical volume of powders sold reflects increases in cobalt briquettes and extra-fine powders, offsetting a decrease in sales of copper powders to the automotive industry. The increase in physical volume of metal products sold is a result of the acquisition of OKN and the resulting strong sales of nickel briquettes and cathodes to the European steel industry.

Gross profit increased to $60.0 million for the three month period ended March 31, 2001, a 42.9% increase over the same period in 2000. The increase in gross profit was due primarily to the acquisition of OKN and the resulting increased volumes of product sold. Cost of products sold increased to 74.5% for the three months ended March 31, 2001 from 71.7% of net sales during the same period of 2000 primarily as a result of the acquisition of OKN with lower value added nickel products and higher sales of lower value added cobalt-containing products.

Selling, general and administrative expenses increased by $6.3 million in the three month period ended March 31, 2001, from the same period in 2000, resulting primarily from general increases in administrative costs due to the Company's growth and the OKN acquisition. Due to the relatively low incremental selling, general and administrative expenses to support OKN, selling, general and administrative expenses decreased to 9.0% of net sales for the first quarter of 2001 compared to 10.1% of net sales for the same period in 2000.

Other expense - net in the first quarter of 2001 was $11.6 million compared to $5.4 million in 2000, due primarily to increased interest expense on higher outstanding borrowings as a result of the OKN acquisition.

Income taxes as a percentage of income before income taxes decreased to 27.8% for the first quarter of 2001 from 29.9% in the same period in 2000. The lower effective tax rate was due primarily to a higher percentage of income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the three-month period ended March 31, 2001 was $19.6 million, an increase of $4.5 million from the same period in 2000, due to the aforementioned factors.

Liquidity and Capital Resources

During the three month period ended March 31, 2001, the Company's net working capital increased by approximately $16.2 million, compared to December 31, 2000. This increase was primarily the result of reductions of current liabilities, through cash generated by operations. Capital expenditures in 2001 were primarily related to the capacity expansions at the Company's facilities in Finland and the remaining smelter construction costs for the project in Lubumbashi, Democratic Republic of Congo which became operational during the first quarter 2001. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

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

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials, particularly cobalt, copper and nickel; (b) demand for metal-based specialty chemicals and products in the markets served; (c) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors, together with fluctuations in currency exchange rates upon the Company's international operations; and (d) the ability to identify suitable acquisition candidates, or finance (through available cash flow and/or additional debt or equity financing), consummate or assimilate such acquisitions.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 2000 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2001.

Part II	Other Information
Item 6	Exhibits and Reports on Form 8-K

The following exhibits are included herein:

Exhibit (15.1) Independent Accountants' Review Report
Exhibit (15.2) Letter re: Unaudited Interim Financial Information

There were no reports on Form 8-K filed during the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2001	OM GROUP, INC.

/s/ James M. Materna
James M. Materna
Chief Financial Officer
(Duly authorized signatory of OM Group, Inc.)

Independent Accountants' Review Report

Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of March 31, 2001, and the related condensed statements of consolidated income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of OM Group, Inc. as of December 31, 2000, and the related statements of consolidated income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived

/s/ Ernst & Young LLP

Cleveland, Ohio
May 10, 2001

Acknowledgment of Independent Accountants

Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our report dated May 10, 2001, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. that are included in its Form 10-Q for the quarter ended March 31, 2001.

Registration
Number	Description	Filing Date

33-74674	OM Group, Inc. Long-Term Incentive Compensation Plan -- Form S-8 Registration Statement -- 1,015,625 Shares	January 27, 1994

333-07529	OMG Americas, Inc. Employees' Profit Sharing Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

333-07531	OM Group, Inc. Non-Employees Directors' Equity Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

333-47230	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan-- Form S-8 Registration Statement -- 2,000,000 shares	October 3, 2000

/s/ Ernst & Young LLP

Cleveland, Ohio
May 10 , 2001