Form 10-Q
period 2001-06-30
OM GROUP INC
filed 2001-08-08
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File Number 0-22572

OM GROUP, INC.
(exact name of registrant as specified in its charter)

Delaware	52-1736882
(state or other jurisdiction of	(I.R.S., Employer
incorporation or organization)	Identification Number)

Tower City
50 Public Square
Suite 3500
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: Common Stock, $.01 Par Value - 23,937,591 shares.

INDEX
OM GROUP, INC.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets -- June 30, 2001 and December 31, 2000

Condensed statements of consolidated income -- Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000

Condensed statements of consolidated cash flows -- Six months ended June 30, 2001 and 2000

Notes to condensed consolidated financial statements -- June 30, 2001

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

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)
	June 30,	December 31,
ASSETS	2001	2000

CURRENT ASSETS
Cash and cash equivalents	$ 9,347	$ 13,482
Accounts receivable	135,853	147,618
Inventories	399,912	393,849
Other current assets	67,663	56,792
Total Current Assets	612,775	611,741

PROPERTY, PLANT AND EQUIPMENT
Land	6,758	6,794
Buildings and improvements	127,708	128,152
Machinery and equipment	531,483	481,548
Furniture and fixtures	12,835	12,860
	678,784	629,354
Less accumulated depreciation	162,019	144,002
	516,765	485,352
OTHER ASSETS
Goodwill and other intangible assets	194,041	192,063
Other assets	87,102	68,306

TOTAL ASSETS	$1,410,683 =========	$1,357,462 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 24,407	$ 20,865
Accounts payable	78,509	103,570
Other accrued expenses	73,171	82,820
Total Current Liabilities	176,087	207,255

LONG TERM LIABILITIES
Long-term debt	593,965	551,079
Deferred income taxes	30,056	29,116
Other long-term liabilities	14,557	14,333
Minority interest	61,178	49,549

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
Authorized 2,000,000 shares; no shares issued or outstanding
Common stock, $0.01 par value:
Authorized 60,000,000 shares; issued 23,959,346 shares	240	240
Capital in excess of par value	258,961	258,913
Retained earnings	285,764	256,183
Treasury stock (21,755 shares in 2001
and 105,065 shares in 2000, at cost)	(1,422)	(4,853)
Accumulated other comprehensive loss	(8,374)	(3,967)
Unearned compensation	(329)	(386)
Total Stockholders' Equity	534,840	506,130

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,410,683 =========	$1,357,462 =========

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	$216,589	$273,522	$452,231	$421,807
Cost of products sold	155,896	218,122	331,514	324,405
	60,693	55,400	120,717	97,402

Selling, general and administrative expenses	22,073	18,488	43,302	33,449

INCOME FROM OPERATIONS	38,620	36,912	77,415	63,953

OTHER INCOME (EXPENSE)
Interest expense	(10,990)	(11,593)	(22,548)	(17,045)
Interest income	305	880	805	985
Foreign exchange loss	(197)	(167)	(745)	(239)
	(10,882)	(10,880)	(22,488)	(16,299)

INCOME BEFORE INCOME TAXES	27,738	26,032	54,927	47,654

Income taxes	7,573	7,604	15,130	14,076

NET INCOME	$ 20,165 ========	$ 18,428 ========	$ 39,797 ========	$ 33,578 ========

Net income per common share	$0.84	$0.77	$1.66	$1.41
Net income per common share - assuming dilution	$0.83	$0.76	$1.63	$1.39

Weighted average shares outstanding (000)
Net income per common share	23,938	23,833	23,931	23,855
Net income per common share - assuming dilution	24,440	24,277	24,405	24,244

Dividends paid per common share	$0.13	$0.11	$0.26	$0.22

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

Six Months Ended June 30,
	2001	2000

OPERATING ACTIVITIES
Net income	$ 39,797	$ 33,578
Items not affecting cash:
Depreciation and amortization	23,829	18,499
Foreign exchange loss	745	239
Deferred income taxes	33	(1,762)
Changes in operating assets and liabilities	(62,432)	(25,604)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,972	24,950

INVESTING ACTIVITIES
Expenditures for property, plant and equipment, net	(41,575)	(27,735)
Acquisitions of businesses	0	(187,700)
Investment in unconsolidated joint ventures	(4,000)	(4,620)
NET CASH USED IN INVESTING ACTIVITIES	(45,575)	(220,055)

FINANCING ACTIVITIES
Dividend payments	(6,221)	(5,248)
Long-term borrowings	56,178	223,750
Payments of long-term debt	(9,750)	(17,252)
Purchase of treasury stock	(5,080)	(4,834)
Proceeds from exercise of stock options	4,517	3,808
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,644	200,224

Effect of exchange rate changes on cash and cash equivalents	(176)	(423)

(Decrease) increase in cash and cash equivalents	(4,135)	4,696

Cash and cash equivalents at beginning of period	13,482	9,433

Cash and cash equivalents at end of period	$ 9,347 =======	$ 14,129 =======

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001
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

Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill from an amortization approach to a non-amortization (impairment) approach. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002. The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.

Note B	Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended. SFAS No. 133 requires that derivatives be recognized in the balance sheet and measured at fair value. The Company's derivatives consist of interest rate swaps and commodity and foreign currency forward contracts.

Note C	Inventories

Inventories consist of the following:

		June 30, 2001	December 31, 2000
	Raw materials and supplies Finished goods LIFO reserve Total inventories	$183,858 138,260 322,118 77,794 $399,912 =======	$168,750 156,159 324,909 68,940 $393,849 =======

Note D	Contingent Matters

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

The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income	$20,165 ======	$18,428 ======	$39,797 ======	$33,578 ======

Weighted average number of shares outstanding	23,938	23,833	23,931	23,855

Dilutive effect of stock options	502	444	474	389

Weighted average number of shares outstanding - assuming dilution	24,440 =====	24,277 =====	24,405 =====	24,244 =====

Net income per common share	$.84 ===	$.77 ===	$1.66 ====	$1.41 ====

Net income per common share - assuming dilution	$.83 ===	$.76 ===	$1.63 ====	$1.39 ====

Note F	Comprehensive Income

Total comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income	$20,165	$18,428	$39,797	$33,578
Foreign currency translation	(251)	(473)	(5)	(409)
Cumulative effect of change in method of accounting	--	--	(1,558)	--
Change in fair value of derivatives	(611)	--	(2,844)	--
Total comprehensive income	$19,303 ======	$17,955 ======	$35,390 ======	$33,169 ======

	The components of accumulated other comprehensive loss are as follows:

		June 30, 2001	December 31, 2000
	Foreign currency translation adjustments	$(3,972)	$(3,967)
	Fair value of derivatives	(4,402)	--

	Total accumulated other comprehensive loss	$(8,374) ======	$(3,967) ======

Note G	Pending Acquisition

On April 23, 2001, the Company agreed to acquire Degussa Metals Catalysts Cerdec (dmc2), a leading worldwide provider of metal-based functional materials for a wide variety of high-growth end markets based in Hanau, Germany, for a cash purchase price of 1.2 billion euro. The purchase price is anticipated to be financed with a combination of debt, equity and the subsequent sale of certain acquired assets. The final purchase price is subject to adjustment based on the application of several provisions at the closing date, which is anticipated prior to August 31, 2001. The acquisition, which is not reflected in the accompanying financial statements, will be accounted for by the purchase method of accounting.

The Company intends to divest the electronic materials, performance pigments, glass systems and Cerdec ceramic divisions of dmc[2] as soon as practicable after the closing date and has an agreement in principle with another party. Proceeds of approximately 600 million euro are anticipated from these divestitures. Following these divestitures, the Company expects to own the metals management, automotive catalysts, fuel cells, precious metals chemistry, technical materials and jewelry and electroplating businesses of dmc[2]. Annual sales and operating profit in fiscal 2000 for the businesses the Company intends to keep were approximately 5.8 billion euro and 55 million euro, respectively.

Item 2	Results of Operations

	Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net sales for the three months ended June 30, 2001 were $216.6 million, a decrease of 20.8% compared to the same period for 2000. The decrease in sales resulted principally from lower cobalt, nickel and copper product selling prices, as cobalt, nickel and copper raw material market prices decreased compared to the same period in 2000.

	The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

	Market Price Ranges per Pound Three Months Ended June 30,
	2001	2000
Cobalt - 99.3% Grade Nickel Copper	$9.08 to $12.09 $2.74 to $ 3.35 $0.70 to $ 0.79	$12.73 to $15.15 $ 3.62 to $ 4.75 $ 0.75 to $ 0.84

The following table sets forth the pounds of organics, inorganics, powders and metals sold during each period:

	Three Months Ended June 30,		Percentage
(in millions of pounds)	2001	2000	Change
Organics Inorganics Powders Metals	21.2 24.8 10.7 28.5 85.2 ===	20.4 26.1 11.4 27.6 85.5 ===	3.9% -5.0% -6.1% 3.3% -0.4%

The increase in physical volume of organic products sold occurred primarily in Europe and Asia due to stronger cobalt catalyst sales to the synthetic fiber market. The decrease in physical volume of inorganic products sold was primarily in the electronics industry and other electroplating markets, which offset volume increases to the battery chemical, coatings and steel markets. The decrease in physical volume of powders sold reflected a decrease in copper powders used in automotive and other industrial applications, offsetting strong sales of cobalt extra fine to the hard metal markets and powders and briquettes to the rechargeable battery market. The increase in physical volume of metal products sold was primarily due to copper cathode sales, resulting from the start-up of our copper refining process in Kokkola, Finland.

Gross profit increased to $60.7 million for the three month period ended June 30, 2001, a 9.6% increase over the same period in 2000. The improvement in gross profit was due to a change in mix to selling more cobalt-containing products. Cost of products sold decreased to 72.0% of net sales for the three months ended June 30, 2001 from 79.7% of net sales during the same period of 2000 primarily as a result of lower cobalt, nickel and copper market prices and a change in product mix.

Selling, general and administrative expenses increased by $3.6 million in the three month period ended June 30, 2001, from the same period in 2000, resulting primarily from general increases in administrative costs due to the Company's growth. Due to these general administrative cost increases and the relatively low cobalt, nickel and copper prices, selling, general and administrative expenses increased to 10.2% of net sales for the second quarter of 2001 compared to 6.8% of net sales for the same period in 2000.

Other expense - net was $10.9 million for both the second quarter of 2001 and 2000, due primarily to decreased interest expense, offset by lower interest income, resulting from lower interest rates in the 2001 period.

Income taxes as a percentage of income before income taxes decreased to 27.3% for the second quarter of 2001 from 29.2% in the same period in 2000. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the three-month period ended June 30, 2001 was $20.2 million, an increase of $1.7 million from the same period in 2000, due to the aforementioned factors.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net sales for the six months ended June 30, 2001 were $452.2 million, an increase of 7.2% compared to the same period for 2000. The increase in sales resulted principally through an increase in physical volume of products sold, due to the acquisition of Outokumpu Nickel Oy (OKN) in April, 2000.

The following table summarizes market price fluctuations on the primary raw materials used by the Company in manufacturing its products:

	Market Price Ranges per Pound Six Months Ended June 30,
	2001	2000
Cobalt - 99.3% Grade Nickel Copper	$9.08 to $12.35 $2.71 to $ 3.35 $0.70 to $ 0.85	$11.91 to $15.25 $ 3.62 to $ 4.75 $ 0.75 to $ 0.87

The following table sets forth the pounds of organics, inorganics, powders and metals sold during each period:

	Six Months Ended June 30,		Percentage
(in millions of pounds)	2001	2000	Change
Organics Inorganics Powders Metals	39.7 51.1 23.0 58.5 172.3 ====	39.8 53.3 23.4 27.6 144.1 ====	-0.3% -4.1% -1.7% 112.0% 19.6%

The decrease in physical volume of organic products sold was primarily due to softness in the U.S. markets for plastic additives and tire applications, offset by stronger cobalt catalyst sales to the synthetic fiber markets in Europe and Asia. The decrease in physical volume of inorganic products was primarily in the electronics industry and other electroplating markets, which offset volume increases in the hard metal and battery chemicals markets. The decrease in physical volume of powders sold reflected a decrease in copper powder used in automotive applications, offsetting increases in the volume of cobalt powders and briquettes to the hard metal and diamond tool and rechargeable battery markets. The increase in physical volume of metal products sold was primarily a result of the acquisition of OKN and the resulting sales of nickel briquettes and cathodes to the European steel industry.

Gross profit increased to $120.7 million for the six month period ended June 30, 2001, a 23.9% increase over the same period in 2000. The improvement in gross profit was due primarily to increased volumes of product sold and a change in mix to selling more cobalt-containing products. Cost of products sold decreased to 73.3% of net sales for the six months ended June 30, 2001 from 76.9% of net sales during the same period of 2000 primarily as a result of lower cobalt, nickel and copper prices and a change in product mix.

Selling, general and administrative expenses increased by $9.8 million in the six month period ended June 30, 2001, from the same period in 2000, resulting primarily from general increases in administrative costs due to the Company's growth. Due to these general administrative cost increases and the relatively low cobalt, nickel and copper prices, selling, general and administrative expenses increased to 9.6% of net sales for the first six months of 2001 compared to 7.9% of net sales for the same period in 2000.

Other expense - net in 2001 was $22.5 million compared to $16.3 million in 2000, due primarily to increased interest expense on higher outstanding borrowings as a result of the OKN acquisition.

Income taxes as a percentage of income before income taxes decreased to 27.5% for the first six months of 2001 from 29.5% in the same period in 2000. The lower effective tax rate is due primarily to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the six-month period ended June 30, 2001 was $39.8 million, an increase of $6.2 million from the same period in 2000, due to the aforementioned factors.

Liquidity and Capital Resources

During the six month period ended June 30, 2001, the Company's net working capital increased by approximately $32.2 million, compared to December 31, 2000. This increase was primarily the result of payments made on contracted nickel raw material that was funded primarily through additional long-term bank borrowings. Capital expenditures in 2001 were primarily related to capacity expansions at the Company's facilities in Finland and the remaining smelter construction costs for the project in Lubumbashi, Democratic Republic of Congo, which became operational during the first quarter 2001. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

The Company is resolving certain matters with the seller related to the net assets acquired in the OKN acquisition. Accordingly, the OKN purchase price is subject to revision, which is not expected to be material, based on the finalization of the purchase price.

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

A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 2000 Annual Report on Form 10-K. There have been no material changes during the six-months ended June 30, 2001.

Part II	Other Information
Item 4	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of OM Group, Inc. was held on May 8, 2001. An election of Directors was held at which Frank E. Butler and Edward W. Kissel were nominated and elected for terms which expire in the year 2004. The following votes were cast with respect to each of the nominees:

Director	For	Abstain
Frank E. Butler Edward W. Kissel	21,408,919 16,719,038	771,696 5,461,577

Other directors whose terms of office will continue after the meeting are:

Term of
Director	Office Expires
Lee R. Brodeur Thomas R. Miklich James P. Mooney John E. Mooney Markku Toivanen	2002 2002 2002 2003 2003

Ernst & Young LLP was re-elected as independent auditors: For - 21,853,278; against - 319,526; abstain - 7,811.

Item 6	Exhibits and Reports on Form 8-K

The following exhibits are included herein:

Exhibit (15.1) Independent Accountants' Review Report
Exhibit (15.2) Letter re: Unaudited Interim Financial Information

There were no reports on Form 8-K filed during the three months ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2001	OM GROUP, INC.

/s/ James M. Materna
James M. Materna
Chief Financial Officer
(Duly authorized signatory of OM Group, Inc.)

Independent Accountants' Review Report

Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of June 30, 2001, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
August 8, 2001

Acknowledgment of Independent Accountants

Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 10, 2001 and August 8, 2001, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. that are included in its Forms 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Registration
Number	Description	Filing Date

33-74674	OM Group, Inc. Long-Term Incentive Compensation Plan -- Form S-8 Registration Statement -- 1,015,625 Shares	January 27, 1994

333-07529	OMG Americas, Inc. Employees' Profit Sharing Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

333-07531	OM Group, Inc. Non-Employees Directors' Equity Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

333-47230	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan-- Form S-8 Registration Statement -- 2,000,000 shares	October 3, 2000

333-65852	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan -- Form S-8 Registration Statement -- 2,000,000 shares	July 25, 2001

/s/ Ernst & Young LLP

Cleveland, Ohio
August 8, 2001