Form 10-Q
period 2001-09-30
OM GROUP INC
filed 2001-11-14
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: Common Stock, $.01 Par Value - 24,145,377 shares.

INDEX
OM GROUP, INC.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets -- September 30, 2001 and December 31, 2000

Condensed statements of consolidated income -- Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000

Condensed statements of consolidated cash flows -- Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000

Business Segment Information -- Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000

Notes to condensed consolidated financial statements - September 30, 2001

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

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2001	2000

CURRENT ASSETS
Cash and cash equivalents	$ 36,361	$ 13,482
Accounts receivable	451,429	147,618
Inventories	746,492	393,849
Committed metal positions	139,409
Other current assets	109,234	56,792
Total Current Assets	1,482,925	611,741

PROPERTY, PLANT AND EQUIPMENT
Land	25,480	6,794
Buildings and improvements	206,828	128,152
Machinery and equipment	624,116	481,548
Furniture and fixtures	28,706	12,860
	885,130	629,354
Less accumulated depreciation	177,965	144,002
	707,165	485,352
OTHER ASSETS
Goodwill	210,175	192,063
Other assets	177,798	68,306
		_________
TOTAL ASSETS	$2,578,063 ======	$1,357,462 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt and current portion of long-term debt	$ 428,043	$ 20,865
Accounts payable	169,160	103,570
Other accrued expenses	200,532	82,820
Hedged metal obligations	102,031
Total Current Liabilities	899,766	207,255

LONG TERM LIABILITIES
Long-term debt	841,184	551,079
Deferred income taxes	116,845	29,116
Other long-term liabilities	101,262	14,333
Minority interests	61,958	49,549

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
Authorized 2,000,000 shares; no shares issued or outstanding
Common stock, $0.01 par value:
Authorized 60,000,000 shares; issued 24,145,377 shares in
2001 and 23,959,346 shares in 2000	241	240
Capital in excess of par value	258,987	258,913
Retained earnings	303,625	256,183
Treasury stock (5,459 shares in 2001
and 105,065 shares in 2000, at cost)	(563)	(4,853)
Accumulated other comprehensive loss	(4,941)	(3,967)
Unearned compensation	(301)	(386)
Total Stockholders' Equity	557,048	506,130
		_________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,578,063 ======	$1,357,462 ======

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$833,276	$233,384	$1,285,507	$655,191
Cost of products sold	735,904	176,554	1,067,418	500,959
	97,372	56,830	218,089	154,232

Selling, general and administrative expenses	50,867	19,301	94,174	52,750

INCOME FROM OPERATIONS	46,505	37,529	123,915	101,482

OTHER INCOME (EXPENSE)
Interest expense	(17,395)	(11,677)	(39,943)	(28,722)
Interest income	1,271	965	2,076	1,950
Foreign exchange gain (loss)	261	(332)	(479)	(571)
	(15,863)	(11,044)	(38,346)	(27,343)

INCOME BEFORE INCOME TAXES, MINORITY
INTERESTS AND EQUITY INCOME	30,642	26,485	85,569	74,139

Income taxes	(9,142)	(7,858)	(24,272)	(21,934)
Minority interests	(2,143)		(2,143)
Equity in income of affiliates	1,117		1,117

NET INCOME	$ 20,474 =====	$ 18,627 =====	$ 60,271 =====	$ 52,205 =====

Net income per common share	$0.85	$0.78	$2.51	$2.19
Net income per common share - assuming dilution	$0.84	$0.77	$2.47	$2.15

Weighted average shares outstanding (000)
Net income per common share	24,077	23,807	23,980	23,839
Net income per common share - assuming dilution	24,482	24,232	24,432	24,240

Dividends paid per common share	$0.13	$0.11	$0.39	$0.33

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

OPERATING ACTIVITIES
Net income	$ 20,474	$ 18,627	$ 60,271	$ 52,205
Items not affecting cash:
Depreciation and amortization	20,045	10,787	43,873	29,286
Foreign exchange (gain) loss	(261)	332	479	571
Deferred income taxes	490	5,685	523	3,923
Changes in operating assets and liabilities	(26,147)	(14,799)	(88,573)	(40,403)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,601	20,632	16,573	45,582

INVESTING ACTIVITIES
Expenditures for property, plant and equipment, net	(21,760)	(5,848)	(63,335)	(33,583)
Acquisitions of businesses	(1,100,030)	0	(1,100,030)	(187,700)
Divestiture of businesses	525,473	0	525,473	0
Investment in unconsolidated joint ventures	(743)	0	(4,743)	(4,620)
NET CASH USED IN INVESTING ACTIVITIES	(597,060)	(5,848)	(642,635)	(225,903)

FINANCING ACTIVITIES
Dividend payments	(3,137)	(2,621)	(9,358)	(7,869)
Long-term borrowings	1,137,486	0	1,193,664	223,750
Payments of long-term debt	(525,473)	(8,042)	(535,223)	(25,294)
Purchase of treasury stock	(251)	(3,299)	(5,331)	(8,133)
Proceeds from exercise of stock options	1,635	1,001	6,152	4,809
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	610,260	(12,961)	649,904	187,263

Effect of exchange rate changes on cash and cash equivalents	(787)	(239)	(963)	(662)

Increase in cash and cash equivalents	27,014	1,584	22,879	6,280

Cash and cash equivalents at beginning of period	9,347	14,129	13,482	9,433

Cash and cash equivalents at end of period	$ 36,361 ======	$ 15,713 ======	$ 36,361 ======	$ 15,713 =====

See notes to condensed Consolidated Financial Statements

Part I			Financial Information
Item 1			Financial Statements

OM GROUP, INC.
BUSINESS SEGMENT INFORMATION
(Thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net Sales
Base metal chemistry	$ 174,931	$ 233,384	$ 627,162	$ 655,191
Precious metal chemistry	243,914		243,914
Metal management	414,431		414,431
Total Net Sales	$ 833,276 ======	$ 233,384 ======	$ 1,285,507 ======	$ 655,191 ======

Operating Profit
Base metal chemistry	$ 34,838	$ 42,176	$ 122,342	$ 115,423
Precious metal chemistry	12,286		12,286
Metal management	5,178		5,178
Total Operating Profit	52,302	42,176	139,806	115,423

Interest Expense, Net	(16,124)	(10,712)	(37,867)	(26,772)
Corporate and Other	(5,536)	(4,979)	(16,370)	(14,512)
Income Before Income Taxes, Minority
Interests and Equity Income	30,642	26,485	85,569	74,139

Income Taxes	(9,142)	(7,858)	(24,272)	(21,934)
Minority interests	(2,143)		(2,143)
Equity in income of affiliates	1,117		1,117

Net Income	$ 20,474 ======	$ 18,627 ======	$ 60,271 ======	$ 52,205 ======

See notes to condensed Consolidated Financial Statements

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2001
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

Note B	Acquisition and Pro Forma Earnings Per Share

On August 10, 2001, the Company acquired dmc[2] Degussa Metals Catalysts Cerdec (dmc2) for a purchase price of approximately $1.118 billion, including cash acquired and related financing and transaction costs. dmc[2], which had fiscal 2000 sales of $5.984 billion, is a worldwide provider of metal-based functional materials for a wide variety of end markets. The acquisition of dmc[2] will be financed through a combination of debt and equity and the sale of certain assets. On September 7, 2001 the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc[2] to Ferro Corporation for a cash purchase price of $525.5 million, including interest.

The acquired assets and liabilities of dmc[2] are recorded at estimated fair values, as determined by the Company's management, based on information currently available, including its responsibility for any environmental or legal matters at the date of acquisition. Accordingly, the allocation of the purchase price to the acquired assets and liabilities of dmc[2] may be revised at a later date as fair value determinations are finalized. The acquired business comprises the Company's two new business segments; precious metal chemistry and metal management.

Pro forma net sales, net income and net income per share, for the nine months ended September 30, 2001 and 2000, as if the acquisition had occurred as of January 1, 2001 and 2000, respectively, would have been as follows:

		Nine Months Ended
		September 30,	September 30,
		2001	2000
	Net sales	$4,605,700	$4,525,800
	Net income	$81,800	$72,600
	Net income per common share	$2.97	$2.66
	Net income per common share - assuming dilution	$2.93	$2.62

The unaudited pro forma results include preliminary estimates and assumptions which the Company's management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the acquisition had occurred on the dates indicated, or which may result in the future.

The aforementioned pro forma information reflects the following assumptions: amortization of financing costs over 6 years; adjustment of depreciation expense over 10 years; interest cost on the incremental funds borrowed; and the issuance of equity securities.

Note C	Financial Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended. SFAS No. 133 requires that derivatives be recognized in the balance sheet and measured at fair value. The Company's derivatives consist of interest rate swaps and commodity and foreign currency forward contracts.

Note D	Inventories

Inventories consist of the following:

		September 30,	December 31,
		2001	2000
	Raw materials and supplies Finished goods LIFO reserve Total inventories	$260,639 396,711 657,350 89,142 $746,492 ======	$168,750 156,159 324,909 68,940 $393,849 ======

Note E	Contingent Matters

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

Note F	Computation of Earnings per Share

The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income	$20,474 ======	$18,627 =====	$60,271 ======	$52,205 ======

Weighted average number of shares outstanding	24,077	23,807	23,980	23,839

Dilutive effect of stock options	405	425	452	401

Weighted average number of shares outstanding - assuming dilution	24,482 ======	24,232 ======	24,432 ======	24,240 ======

Net income per common share	$.85 ===	$.78 ===	$2.51 ====	$2.19 ====

Net income per common share - assuming dilution	$.84 ===	$.77 ===	$2.47 ====	$2.15 ====

Note G	Comprehensive Income

Total comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net income	$20,474	$18,627	$60,271	$52,205
Foreign currency translation	6,155	(578)	6,150	(987)
Cumulative effect of change in method of accounting	--	--	(1,558)	--
Change in fair value of derivatives	(2,722)	--	(5,566)	--

Total comprehensive income	$23,907 ======	$18,049 ======	$59,297 ======	$51,218 ======

The components of accumulated other comprehensive loss are as follows:

	September 30,		December 31,
	2001		2000

Foreign currency translation adjustments	$ 2,183		$(3,967)
Fair value of derivatives	(7,124)		--

Total accumulated other comprehensive loss	$(4,941) ======		$(3,967) ======

Item 2	Results of Operations and Financial Condition

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales for the three months ended September 30, 2001 were $833.3 million, an increase of 257% compared to the same period for 2000. The increase was primarily the result of the acquisition of dmc[2], partially offset by a decline in the Company's base metal chemistry segment due to weak global economic conditions and lower metal prices.

Gross profit increased to $97.4 million for the three month period ended September 30, 2001, a 71.3% increase over the same period in 2000. The increase in gross profit was due to the acquisition of dmc[2]. Cost of products sold increased to 88.3% from 75.6% primarily as a result of the acquisition of dmc[2] with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $31.6 million in the three month period ended September 30, 2001, from the same period in 2000, resulting primarily from the acquisition of dmc[2] which added approximately $28 million.

Other expense - net was $15.9 million for the three month period ended September 30, 2001, an increase of 43.6% from the third quarter of 2000, due primarily to the additional interest expense incurred on the additional debt to finance the acquisition of dmc[2].

Income taxes as a percentage of income before income taxes, minority interests and equity in income of affiliates, were 29.8% compared to 29.7% in the same period in 2000. The effective tax rate is lower than the U.S. statutory tax rate due to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the three-month period ended September 30, 2001 was $20.5 million, an increase of $1.8 million from the same period in 2000, due to the aforementioned factors.

Base metal chemistry segment
The base metal chemistry segment includes the cobalt, nickel, copper and other base metal chemistry manufacturing businesses as previously reported by the Company.

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

	Market Price Ranges per Pound
	Three Months Ended September 30,
	2001	2000
Cobalt - 99.3% Grade Nickel Copper	$8.41 to $ 9.85 $2.20 to $ 2.75 $0.65 to $ 0.70	$11.55 to $14.13 $ 3.43 to $ 3.97 $ 0.81 to $ 0.92

The following information summarizes the physical volumes of products sold by the base metal chemistry segment:
	Three Months Ended September 30,		Percentage
(in millions of pounds)	2001	2000	Change
Organics Inorganics Powders Metals	16.9 22.5 10.1 31.4 80.9 ===	18.9 26.5 11.7 23.2 80.3 ===	-10.6% -15.1% -13.7% 35.3% 0.7%

Operating profit for the three months ended September 30, 2001 was $34.8 million, a decrease of 17.4% compared to the same period for 2000. The decline was primarily the result of global economic weakness leading to lower cobalt contained volumes across many industries and lower metal prices resulting in lower refining profits. Net sales were $174.9 million, a decline of 25% resulting principally from lower selling prices, as cobalt, nickel and copper raw material market prices decreased compared to the same period in 2000. Physical sales volumes were up overall by approximately 1%, reflecting an increase in nickel based products sold, and offsetting the decrease in cobalt based products sold. The global recession and post September 11 cutbacks reduced cobalt product demand across most industries and all geographic areas.

Precious metal chemistry segment

The precious metal chemistry segment includes the platinum group and other precious metals manufacturing businesses that were acquired in the dmc[2] acquisition (the results of operations exclude the businesses divested in September 2001). This segment develops, produces and markets a variety of products, predominantly from precious metals such as platinum, palladium, rhodium, gold and silver. Operating profit was $12.3 million for the period, primarily as a result of strong sales of auto catalysts to the European diesel market. Net sales were $243.9 million.

Metal management segment

The metal management segment was acquired in the dmc[2] acquisition. This segment acts as a metal sourcing operation for our other business segments and for our customers, primarily procuring precious metals such as platinum, palladium, rhodium, gold and silver. Metal management centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for our other segments. Operating profit was $5.2 million for the period and was positively effected by the Company's management of a volatile precious metal pricing environment. Net sales were $414.4 million.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales for the nine months ended September 30, 2001 were $1,285.5 million, an increase of 96.2% compared to the same period for 2000. The increase in sales was primarily due to the acquisition of dmc[2].

Gross profit increased to $218.1 million for the nine month period ended September 30, 2001, a 41.4% increase over the same period in 2000. The increase in gross profit was primarily due to the acquisition of dmc[2]. Cost of products sold increased to 83.0% of net sales for the nine months ended September 30, 2001 from 76.5% of net sales during the same period of 2000 primarily as a result of the acquisition of dmc[2] with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $41.4 million in the nine month period ended September 30, 2001, from the same period in 2000, resulting primarily from the acquisition of dmc[2] which added approximately $28 million.

Other expense - net in 2001 was $38.3 million, an increase of 40.2%, due primarily to the additional interest expense incurred on the additional debt to finance the dmc[2] acquisition.

Income taxes as a percentage of income before income taxes, minority interests and equity in income of affiliates, decreased to 28.4% for the first nine months of 2001 from 29.6% in the same period in 2000. The effective tax rate is lower than the U.S. statutory tax rate due to higher income earned in the relatively low statutory tax country of Finland and a tax holiday in Malaysia.

Net income for the nine-month period ended September 30, 2001 was $60.3 million, an increase of $8.1 million from the same period in 2000, due to the aforementioned factors.

Base metal chemistry segment
The following information summarizes market prices on the primary raw materials used by the base metal chemistry segment:

	Market Price Ranges per Pound
	Nine Months Ended September 30,
	2001	2000
Cobalt - 99.3% Grade Nickel Copper	$8.41 to $12.35 $2.20 to $ 3.35 $0.65 to $ 0.85	$11.55 to $15.25 $ 3.43 to $ 4.75 $ 0.75 to $ 0.92

The following information summarizes the physical volumes of products sold by the base metal segment:

	Nine Months Ended September 30,		Percentage
(in millions of pounds)	2001	2000	Change
Organics Inorganics Powders Metals	56.7 73.6 33.0 90.0 253.3 ====	58.7 79.8 35.2 50.8 224.5 ====	-3.4% -7.8% -6.3% 77.2% 12.8%

Operating profit for the nine months ended September 30, 2001 was $122.3 million, an increase of 6% compared to the same period for 2000. The increase was primarily due to the full impact in 2001 of the results of the Harjavalta nickel refinery, which was acquired in April, 2000. Net sales were $627.2 million, a decline of 4.3%, resulting principally from lower prices, as cobalt, nickel and copper raw material market prices decreased compared to the same period in 2000. Physical sales volumes were up overall by 12.8% primarily due to the full impact of the Harjavalta nickel refinery operations.

Precious metal chemistry and metal management segments

These segments were acquired in the dmc[2] acquisition on August 10,2001. Results of operations for these two segments, since the date of acquisition, are included in the discussion for the three months ended September 30, 2001.

Liquidity and Capital Resources

During the nine month period ended September 30, 2001, the Company's net working capital increased by approximately $178.7 million. This increase was primarily the result of the acquisition of the working capital of dmc[2]. Capital expenditures in 2001 were primarily related to capacity expansions at the Company's base metal chemistry facilities in Finland and at various precious metal chemistry locations. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

In August 2001, the Company's credit facilities were revised and increased to $1.31 billion, in conjunction with the acquisition of dmc[2] (which is discussed more fully in Note B). These credit facilities are comprised of a $325 million revolving credit facility, a $135 million five year term loan, a $500 million seven year term loan and a $350 million asset sale term loan, all bearing interest at a rate of Libor plus 3%. In addition, the Company obtained a $550 million increasing rate bridge loan, initially bearing interest at a rate of 10.5%. The bridge loan matures on May 10, 2002, which if unpaid as of that date, will automatically extend to March 31, 2008. The asset sale term loan was re-paid from the proceeds of the sale of certain assets to Ferro Corporation. The Company intends to refinance the bridge loan and a portion of these facilities through a combination of long-term debt and equity financing.

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

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the price and supply of raw materials; (b) demand for metal-based specialty chemicals and products in the markets served; (c) the effect of non-currency risks of investing in and conducting operations in foreign countries, including those relating to political, social, economic and regulatory factors, together with fluctuations in currency exchange rates upon the Company's international operations; and (d) the ability to identify suitable acquisition candidates, or finance (through available cash flow and/or additional debt or equity financing), consummate or assimilate such acquisitions.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 2000 Annual Report on Form 10-K. There have been no material changes in the base metal chemistry segment market risks during the nine months ended September 30, 2001.

The acquisition of dmc[2] (as described in Note B), and the resultant precious metal chemistry and metal management segments, increase the Company's risk exposure to include commodity price risk for precious metals, increased interest risk related to the borrowings to fund the acquisition, and additional foreign currency risk associated with a greater number of manufacturing facilities in locations where fluctuations in currency prices may effect the Company's operating results. To mitigate certain of these risks, the Company enters into derivative instruments and hedging activities which are closely monitored and controlled.

Part II	Other Information
Item 6	Exhibits and Reports on Form 8-K

The following exhibits are included herein:

Exhibit (10) Material Contracts

10.1 Amended and restated credit agreement dated as of August 10, 2001, among
       OM Group, Inc. and OMG AG & Co. KG as borrowers; the lending institutions named therein as lenders; Credit Suisse First Boston as a lender, the syndication agent, joint book running manager and a joint lead arranger; National City
       Bank as a lender, the swingline lender, letter of credit issuer, administrative agent, collateral agent, joint book running manager and a joint lead arranger; and ABN Amro
       Bank N.V., Credit Lyonnais, New York Branch, and KeyBank National Association,
       each as a lender and documentation agent.

Exhibit (15.1) Independent Accountants' Review Report
Exhibit (15.2) Letter re: Unaudited Interim Financial Information

The following reports on Form 8-K were filed during the three months ended September 30, 2001:

1. The Company's Current Report on Form 8-K filed with the Commission on August 24, 2001 regarding the Company's acquisition of dmc[2] Degussa Metals Catalysts Cerdec AG.

2. The Company's Current Report on Form 8-K filed with the Commission on September 21, 2001 regarding the Company's disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc[2] Degussa Metals Catalysts Cerdec AG.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001	OM GROUP, INC.

/s/ James M. Materna
James M. Materna
Chief Financial Officer
(Duly authorized signatory of OM Group, Inc.)

Independent Accountants' Review Report

Stockholders and Board of Directors
OM Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of OM Group, Inc. as of September 30, 2001, and the related condensed statements of consolidated income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
November 13, 2001

Acknowledgment of Independent Accountants

Stockholders and Board of Directors
OM Group, Inc.

We are aware of the incorporation by reference in the following Registration Statements of OM Group, Inc. of our reports dated May 10, 2001, August 8, 2001 and November 13, 2001, relating to the unaudited condensed consolidated interim financial statements of OM Group, Inc. that are included in its Forms 10-Q for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001.

Registration
Number	Description	Filing Date

33-74674	OM Group, Inc. Long-Term Incentive Compensation Plan --Form S-8 Registration Statement -- 1,015,625 Shares	January 27, 1994

333-07529	OMG Americas, Inc. Employees' Profit Sharing Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

333-07531	OM Group, Inc. Non-Employees Directors' Equity Plan -- Form S-8 Registration Statement -- 250,000 Shares	July 3, 1996

333-47230	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan-- Form S-8 Registration Statement -- 2,000,000 shares	October 3, 2000

333-65852	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan -- Form S-8 Registration Statement -- 2,000,000 shares	July 25, 2001

/s/ Ernst & Young LLP

Cleveland, Ohio
November 13, 2001