Form 10-K
period 2001-12-31
OM GROUP INC
filed 2002-03-29
CIK 899723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

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

                   50 PUBLIC SQUARE,
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

  The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NYSE) on March 15, 2002 was approximately $1,961,365,374.

  As of March 15, 2002 there were 28,196,742 shares of Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 7, 2002 are incorporated by reference.

TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1.    Business....................................................      2
Item 2.    Properties..................................................      5
Item 3.    Legal Proceedings...........................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.........      7

PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      8
Item 6.    Selected Financial Data.....................................      8
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      8
Item 7a.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     15
Item 8.    Financial Statements and Supplementary Data
           Report of Independent Auditors..............................     16
           Consolidated Balance Sheets as of December 31, 2001 and
           2000........................................................     17
           Statements of Consolidated Income for the years ended
                December 31, 2001, 2000 and 1999.......................     18
           Statements of Consolidated Stockholders' Equity for the
           years ended      December 31, 2001, 2000 and 1999...........     19
           Statements of Consolidated Cash Flows for the years ended
                December 31, 2001, 2000 and 1999.......................     20
           Notes to Consolidated Financial Statements..................     21
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     45

PART III
Item 10.   Directors and Executive Officers of the Registrant..........     46
Item 11.   Executive Compensation......................................     46
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     46
Item 13.   Certain Relationships and Related Transactions..............     46

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     47
           Signatures..................................................     51

                                     PART I

ITEM 1. BUSINESS
GENERAL
OM Group, Inc. (the Company), through its operating subsidiaries, is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials.

On August 10, 2001, the Company acquired dmc(2) Degussa Metals Catalysts Cerdec (dmc(2)) for a purchase price of approximately $1.120 billion, including cash acquired and related financing and transaction costs. dmc(2) is a worldwide provider of metal-based functional materials for a wide variety of end markets. The acquisition of dmc(2) was financed through a combination of debt and equity and the sale of certain assets. On September 7, 2001 the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc(2) for a cash purchase price of $525.5 million, including interest.

With the acquisition, the Company currently operates in three business segments: base metal chemistry, precious metal chemistry and metal management. More than 625 different product offerings are supplied for diverse applications to more than 30 major industries. Typically, the Company's products represent a small portion of the customer's total cost of manufacturing or processing, but are critical to the customer's product performance.

Base metal chemistry products are generally categorized as organics, inorganics, powders and metals. Organics are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Inorganics are used in a wide variety of end products including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. Metal products are important components in stainless steel, alloy and plating applications.

Precious metal chemistry products are predominantly produced from platinum, palladium, rhodium (collectively platinum group metals), gold and silver and are used in a variety of applications for automotive catalysts, fuel cells, fuel processing catalysts, chemical catalysts, electronics packaging, electroplating products, jewelry products and glass manufacturing for high-definition televisions.

The metal management segment acts as a metal sourcing operation for both the Company's precious metal chemistry segment and customers, primarily procuring precious metals. The metal management segment centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses.

Business information, including reportable segment and geographic data, is contained in Note N on pages 34 through 36 of this report.

COMPETITION
The Company encounters a variety of competitors in each of its product lines, but no single company competes with the Company across all of its existing product lines. The Company believes that its focus on metal-based specialty chemicals and related materials as a core business is an important competitive advantage. Competition in these markets is based primarily on product quality, supply reliability, price, service and technical support capabilities.

The Company is generally able to pass through to its customer's increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company depends, in part, on the Company's ability to maintain the differential between its product prices and raw material prices. The timing and amount of such adjustments in its product prices depends upon the type of product sold and the inventories and market share positions of the Company and its competitors. The Company also undertakes to minimize the effect on profitability of changes in prices of metals used through various hedging activities.

CUSTOMERS
The Company serves over 1,700 customers. During 2001, approximately 54% of the Company's net sales were to customers in Europe, 36% were to customers in the Americas and 10% were to customers in Asia-Pacific.

While customer demand for the Company's products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company's products, generating short-term results that may not be indicative of longer-term trends. Sales to one customer in the base metal chemistry segment were approximately 12% of segment net sales in 2001. Sales to three customers in the precious metal chemistry segment were approximately 34% of segment net sales in 2001.

RAW MATERIALS
The primary raw materials used by the Company in manufacturing its products are cobalt, nickel, copper, platinum, palladium, rhodium, gold and silver, which are either purchased, leased or provided by its customers on consignment for processing.

The cost of the Company's raw materials fluctuates due to actual or perceived changes in supply and demand and changes in availability from suppliers. The Company's supply of cobalt historically has been sourced primarily from the Democratic Republic of Congo (DRC), Australia, Finland and Zambia. Nickel historically has been sourced primarily from Australia and Brazil. Platinum group metals historically have been sourced from South Africa and, to a lesser extent, from Russia and Canada. Copper, gold and silver are worldwide commodities with diverse supply sources.

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

RESEARCH AND DEVELOPMENT
The Company's research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components, product forms and packaging methods. Research and development expenses were approximately $20.5 million for 2001, $13.3 million for 2000 and $11.3 million for 1999. Expenses for research and development are anticipated to increase due to the acquisition of the dmc(2) operations.

The Company's research staff of approximately 500 full time persons conducts research and development at its laboratories located in Cleveland, Ohio; Westlake, Ohio; Research Triangle Park, North Carolina; Newark, New Jersey; Auburn Hills, Michigan; Kokkola, Finland; Hanau, Germany; Schwabisch-Gmund, Germany; and

Himeji, Japan. The Company's Kokkola facility also maintains a research agreement with Outokumpu Research Oy.

PATENTS AND TRADEMARKS
The Company holds approximately 926 patents and has pending 1,023 patent applications, including approximately 720 patents and 650 patent applications from the former dmc(2) operations, related to the manufacturing, processing and use of metallo-organic and metal-based compounds. In addition, the Company has the right to use, and in certain instances license and sell, technology covered by approximately 40 patents in the areas of hydrometallurgical processes, solvent extraction, agitators and metal powders. The Company does not consider any single patent or group of patents to be material to its business as a whole.

ENVIRONMENTAL MATTERS
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company.

Environmental compliance costs were approximately $7.8 million in 2001. Ongoing expenses include costs relating to waste water analysis and disposal, hazardous and non-hazardous solid waste analysis and disposal, sea water control, air emissions control, soil and groundwater clean-up and monitoring and related staff costs. The Company anticipates that it will continue to incur costs and make expenditures at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent and as it includes the expenditures related to the acquired operations of dmc(2).

The Company also incurred capital expenditures of approximately $6.5 million in 2001 in connection with environmental compliance. The Company anticipates that capital expenditure levels for these purposes will increase to approximately $12.0 million in 2002, as it continues to modify certain processes that may have an environmental impact. The Company also anticipates that capital expenditures for these purposes will increase due to the acquisition of the dmc(2) operations.

Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly from those currently anticipated. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as other legal proceedings arising in the normal course of business, will not result in a material adverse effect upon its financial condition or results of operations.

EMPLOYEES
At December 31, 2001, the Company had 5,210 full-time employees of which 1,561 were located in the Americas, 2,708 in Europe, 511 in Africa and 430 in Asia-Pacific. The Company believes relations with its employees are good.

Africa. Employees at the Company's production facilities in Lubumbashi, DRC are non-unionized. Employees at the Port Elizabeth, South Africa facility are members of the Chemical Energy Paper and Printing Allied Workers' Union and the applicable union agreement has an indefinite term.

Americas. Employees at the Company's production facilities in Burlington, Canada; Newark, Delaware; Newark, New Jersey; South Plainfield, New Jersey; Research Triangle Park, North Carolina; Franklin,

Pennsylvania; and St. George, Utah are non-unionized. Employees at the Johnstown, Pennsylvania facilities are members of the United Steelworkers of America Union. The Johnstown union agreement has a term of five years, expiring in June 2003. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The current Belleville union agreement has a term of five years expiring in May 2003. The Calvert City, Kentucky facility is operated under a service contract with Degussa AG, which employs two-thirds of the site's employees. The Calvert City contract with the Paper, Allied Industrial, Chemical, Energy Workers' International Union was renegotiated in January 2001. This union has been notified that as a consequence of the change in ownership resulting from the Company's acquisition of the dmc(2) operations, it will separate its workforce and these employees will become employees of one of the Company's subsidiaries. Employees at the facilities in Guarulhos, Americana and Manaus, Brazil are members of either the Metalworkers' Union or of the Chemical Workers' Union. The terms of these agreements are valid for one year and expire in October 2002 in Guarulhos and Americana, and in August 2002 in Manaus. Employees at the facility in Buenos Aires, Argentina are members of the Union Obrera Metalurgica. The terms of the Buenos Aires agreement do not provide for an expiration date and the agreement may be terminated by the Company at any time.

Asia Pacific. Employees at the Company's production facilities in Himeji, Japan; Onsan, Korea; Kuching, Malaysia; Bangkok, Thailand; and Kalgoorlie, Australia are non-unionized.

Europe. Employees at the Company's production facilities in Vienna, Austria; Vincenza, Italy; and Amsterdam, Netherlands are non-unionized. Employees at the Company's facilities in Harjavalta, Finland and Kokkola, Finland are members of several national workers' unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Karlskoga, Sweden facility are members of industrial employees' and workers' unions with three-year terms, expiring in February 2003. Employees at the Company's Hanau, Rheinfelden, Pforzheim and Schwabisch-Gmund, Germany, are members of several national workers' unions. At these facilities, general working conditions are set forth in long-term agreements, whereas wage agreements usually are negotiated annually between the unions and the employers' associations. Employees at our facilities in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term.

ITEM 2. PROPERTIES
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. The land on which the Kokkola, Finland; Harjavalta, Finland; Hanau, Germany; Newark, Delaware; Singapore (precious metal chemistry segment); Karlskoga, Sweden; and St. George, Utah plants are located, is leased under agreements with varying expirations dates. Otherwise, the land associated with the Company's manufacturing facilities is owned by the Company. The transfer of ownership and some hereditary building rights have not yet been completed with respect to some facilities located in Germany that were acquired as part of the dmc(2) operations.

The Company's Kokkola, Finland production facility (KCO) is situated on property owned by Outokumpu Zinc Oy. KCO and Outokumpu Zinc Oy share certain physical facilities, services and utilities under agreements with varying expiration dates. Utilities and raw material purchase assistance contracts provide that KCO jointly purchase with, or pay a fee to, affiliates of Outokumpu Oy for assistance in negotiating contracts and securing bulk quantity discounts. The Company's Harjavalta, Finland production facility is situated on land owned by Outokumpu Harjavalta Metals Oy. The Harjavalta, Finland facility also share certain physical facilities and have contracts in place for waste disposal, tolling, utilities, laboratory services and raw material supply with varying expiration dates.

Information regarding the Company's primary offices, research and product development and manufacturing facilities is set forth below:

                                                  FACILITY       APPROXIMATE
LOCATION                        SEGMENT          FUNCTION*       SQUARE FEET         LEASED/OWNED
--------                        -------          ----------      -----------      -------------------
AFRICA:
Lubumbashi, DRC              Base Metal          M                  116,000       joint venture (55%)
Port Elizabeth, South
  Africa                     Precious Metal      M                  181,800       joint venture (55%)
AMERICAS:
Newark, New Jersey           Base Metal          M, A, R             32,000       owned
Edison, New Jersey           Base Metal          W                   47,000       leased
Research Triangle Park, NC   Base Metal          M, A, R            148,500       owned
Cleveland, Ohio              Base Metal          A, R, W             51,400       leased
Westlake, Ohio               Base Metal          A, R                35,200       owned
Belleville, Ontario          Base Metal          M                   38,000       owned
Bethlehem, Pennsylvania      Base Metal          M                   14,085       owned
Franklin, Pennsylvania       Base Metal          M                  331,500       owned
Johnstown, Pennsylvania      Base Metal          M                  168,000       owned
St. George, Utah             Base Metal          M                  193,000       owned
Burlington, Canada           Precious Metal      M                  155,000       owned
South Plainfield, NJ         Precious Metal      M                   71,400       owned/leased
Newark, DE                   Precious Metal      M                   49,500       leased
Auburn Hills, MI             Precious Metal      R, A               138,400       owned
Calvert City, Kentucky       Precious Metal      M                   30,900       joint venture (50%)
Manaus, Brazil               Precious Metal      M                  132,500       owned
Americana, Brazil            Precious Metal      M                  290,600       owned
Sao Paulo, Brazil            Precious Metal      M                  215,400       owned/leased

ASIA-PACIFIC:
Kalgoorlie, Australia        Base Metal          M                  294,400       owned
Tokyo, Japan                 Base Metal          A                    2,300       leased
Kuching, Malaysia            Base Metal          M, A                25,000       owned
Taipei, Taiwan               Base Metal          A                    4,000       leased
Bangkok, Thailand            Base Metal          M, A               107,400       owned
Bangkok, Thailand            Precious Metal      M                   18,200       leased
Singapore                    Base Metal          M                    2,100       joint venture (70%)
Singapore                    Precious Metal      M, A                 4,200       leased
Himeji, Japan                Precious Metal      M, R                48,200       joint venture (50%)
Onsan, Korea                 Precious Metal      M                   89,500       joint venture (50%)

                                                  FACILITY       APPROXIMATE
LOCATION                        SEGMENT          FUNCTION*       SQUARE FEET         LEASED/OWNED
--------                        -------          ----------      -----------      -------------------
EUROPE:
Manchester, England          Base Metal          M                   73,300       owned
Espoo, Finland               Base Metal          A                    3,000       leased
Harjavalta, Finland          Base Metal          M, A               280,900       owned
Kokkola, Finland             Base Metal          M, A, R            470,000       owned
Ezanville, France            Base Metal          A                   50,000       owned
Dusseldorf, Germany          Base Metal          A                    4,800       leased
Hanau, Germany               Precious Metal      M, A, R          1,643,400       owned/leased
Pforzheim, Germany           Precious Metal      M, A               196,300       owned/leased
Rheinfelden, Germany         Precious Metal      M                  131,200       owned
Schwabisch-Gmund, Germany    Precious Metal      M, R               276,200       owned
Karlskoga, Sweden            Precious Metal      M                  123,700       leased
Amsterdam, Netherlands       Precious Metal      M                   38,900       owned
Vienna, Austria              Precious Metal      M                  107,900       owned
Vincenza, Italy              Precious Metal      M                   31,900       owned

* M -- Manufacturing; A -- Administrative; R -- Research and Development; W -- Warehouse

ITEM 3. LEGAL PROCEEDINGS

Manufacturers of specialty chemical products, including the Company, are subject to various legal and administrative proceedings incidental to such business. In the opinion of the Company, disposition of all suits and claims should not in the aggregate have a material adverse effect on the Company's business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2001 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT
There is set forth below the name, age, positions and offices held by each of the Company's executive officers as of March 29, 2002, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

James P. Mooney -- 54
- Chairman and Chief Executive Officer, 1994

Edward W. Kissel -- 60
- President and Chief Operating Officer, 1999
- Chief Executive Officer, RotoCast Technologies, Inc., 1993
- Chief Executive Officer, Kissel Group, Ltd., 1993

James M. Materna -- 56
- Chief Financial Officer, 1992

Michael J. Scott -- 51
- Chief Administrative Officer, 2002
- Vice President, Secretary and General Counsel, 1991

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The information relating to the recent price and dividend history of the Company's Common Stock is contained in Note Q on page 45 of this report. The Company's Common Stock is traded on the New York Stock Exchange. As of March 15, 2002, the Company had approximately 11,000 shareholders.

ITEM 6. SELECTED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                     2001       2000       1999      1998     1997
      (in millions, except per share data)         --------   --------   --------   ------   ------
INCOME STATEMENT DATA:
Net sales........................................  $2,367.4   $  887.7   $  507.0   $521.2   $487.3
Gross profit.....................................     334.6      213.9      159.5    145.0    117.4
Selling, general and administrative expenses.....     165.4       75.4       60.8     58.1     46.8
Income from operations...........................     169.2      138.5       98.7     86.9     70.6
Other expense -- net.............................     (57.3)     (38.5)     (18.4)   (15.6)   (12.6)
Income before extraordinary item.................      80.2       71.5       55.8     48.4     38.4
Extraordinary item...............................      (4.6)
Net income.......................................  $   75.6   $   71.5   $   55.8   $ 48.4   $ 38.4
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary item...............  $   3.34   $   2.99   $   2.35   $ 2.11   $ 1.84
  Extraordinary item.............................     (0.19)
                                                   --------   --------   --------   ------   ------
  Net income.....................................  $   3.15   $   2.99   $   2.35   $ 2.11   $ 1.84
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary item...............  $   3.28   $   2.95   $   2.30   $ 2.05   $ 1.78
  Extraordinary item.............................     (0.19)
                                                   --------   --------   --------   ------   ------
  Net income.....................................  $   3.09   $   2.95   $   2.30   $ 2.05   $ 1.78
Dividends declared and paid per common share.....  $   0.52   $   0.44   $   0.40   $ 0.36   $ 0.32
Ratio of Earnings to Fixed Charges...............       2.3x       2.7x       3.8x     5.0x     5.3x
BALANCE SHEET DATA:
Total assets.....................................  $2,541.2   $1,357.5   $1,012.5   $870.7   $601.1
Long-term debt (excluding current portion).......   1,300.5      551.1      384.9    310.0    170.3

On August 10, 2001 the Company acquired dmc(2) Degussa Metals Catalysts Cerdec (dmc(2)) for a purchase price of approximately $1.120 billion, including related financing and transaction costs. On September 7, 2001 the Company disposed of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc(2) for $525.5 million (See Note B).

On April 4, 2000 the Company acquired Outokumpu Nickel Oy (OKN) for a purchase price of $188.1 million, including related financing and transaction costs (See Note B).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report.

Set forth below is summary consolidated information of the Company for the years ended December 31, 2001, 2000 and 1999.

                                                        YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                                                       2001        2000       1999
(Thousands of dollars)                              ----------   --------   --------
INCOME STATEMENT DATA:
Net sales.........................................  $2,367,399   $887,743   $506,955
Gross profit......................................     334,599    213,866    159,505
Selling, general and administrative expenses......     165,359     75,373     60,768
                                                    ----------   --------   --------
Income from operations............................     169,240    138,493     98,737
Other expense -- net..............................     (57,341)   (38,517)   (18,444)
Income taxes......................................     (27,715)   (28,476)   (24,468)
Minority interests and equity income -- net.......      (3,944)
                                                    ----------   --------   --------
Income before extraordinary item..................      80,240     71,500     55,825
Extraordinary item................................      (4,600)
                                                    ----------   --------   --------
Net income........................................  $   75,640   $ 71,500   $ 55,825
                                                    ==========   ========   ========

RESULTS OF OPERATIONS
2001 Compared to 2000
The year 2001 was a transition year for the Company given that in August it acquired dmc(2), a company substantially larger than itself in terms of sales, facilities, and personnel. The strong performance of dmc(2)'s auto catalyst and metal management businesses, particularly in Europe, offset weakness in the Company's base metal business compared to 2000 in the second half of the year.

Net sales for 2001 were $2,367.4 million compared to $887.7 million in 2000 primarily due to the acquisition of dmc(2), partially offset by a decline in the Company's base metal chemistry segment due to weak global economic conditions and lower metal prices.

Gross profit increased to $334.6 million in 2001, a 56.5% increase from 2000. The increase in gross profit was primarily the result of the acquisition of dmc(2), partially offset by a decline in the Company's base metal chemistry segment due to weak global economic conditions and lower metal prices. Cost of products sold increased to 85.9% of net sales for the year ended 2001 from 75.9% of net sales in 2000 as a result of the acquisition of dmc(2) with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $90.0 million in 2001 from 2000, to $165.4 million, resulting primarily from the dmc(2) acquisition and general increases in administrative costs due to the Company's growth. Selling, general and administrative expenses also includes $1.8 million of expense for closure costs of the Ezanville, France carboxylate plant.

Other expense-net was $57.3 million in 2001 compared to $38.5 million in 2000 due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of the dmc(2) acquisition.

Income taxes as a percentage of income before income taxes decreased to 24.8% in 2001 from 28.5% in 2000. The lower effective tax rate was due primarily to a tax holiday in Brazil and South Africa, related to businesses purchased as part of the dmc(2) acquisition.

The extraordinary item of $4.6 million in 2001 is the after-tax write-off of fees due to the retirement in December 2001 of the bridge loan used to finance the acquisition of dmc(2).

Net income for 2001 was $75.6 million, an increase of $4.1 million from 2000, primarily due to the aforementioned factors.

BASE METAL CHEMISTRY SEGMENT -- The base metal chemistry segment includes the cobalt, nickel, copper and other base metal chemistry manufacturing businesses, which comprised the historical businesses of the Company prior to the acquisition of dmc(2).

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

                                                      MARKET PRICE RANGES PER POUND
                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                        2001                2000
                                                   ---------------    ----------------
Cobalt -- 99.3% Grade............................  $6.54 TO $12.35    $10.68 to $15.25
Nickel...........................................  $2.04 TO $ 3.35    $ 3.25 to $ 4.75
Copper...........................................  $0.61 TO $ 0.85    $ 0.75 to $ 0.92

The following information summarizes the physical volumes of products sold by the base metal chemistry segment:

                                                                            PERCENTAGE
                                                         2001      2000       CHANGE
                                                         -----     -----    ----------
PRODUCTS SOLD (millions of pounds):
Organics...............................................   73.7      76.5       (3.7%)
Inorganics.............................................   98.1     105.6       (7.1%)
Powders................................................   42.0      46.9      (10.4%)
Metals.................................................  120.0      78.2       53.5%
                                                         -----     -----      ------
Total..................................................  333.8     307.2        8.7%
                                                         =====     =====      ======

Operating profit for the year ended December 31, 2001 was $154.7 million compared to $158.4 million in 2000. The negative effects of global economic weakness across many industries and lower metal prices resulting in lower cobalt refinery profits were partially offset by the full impact in 2001 of the results of the Harjavalta nickel refinery, which was acquired in April 2000. Net sales were $793.1 million, a decline of 10.7%, resulting principally from lower prices, as cobalt, nickel and copper raw material market prices decreased compared to the same period in 2000. Physical sales volumes were up overall by 8.7% due to the full year impact of the Harjavalta nickel refinery operations.

PRECIOUS METAL CHEMISTRY SEGMENT -- The precious metal chemistry segment includes the platinum group and other precious metals manufacturing businesses that were acquired in the dmc(2) acquisition (the results of operations exclude the businesses divested in September 2001). This segment develops, produces and markets a variety of products, predominantly from platinum group metals such as platinum, palladium, rhodium, and gold and silver. Net sales, subsequent to the date of the acquisition, were $584.9 million and were positively impacted by strong sales of auto catalysts in Europe. Operating profit for that period was $28.1 million.

METAL MANAGEMENT SEGMENT -- The metal management segment was acquired in the dmc(2) acquisition. This segment acts as a metal sourcing operation for both the Company's precious metal chemistry segment and nonaffiliated customers, primarily procuring platinum group metals such as platinum, palladium, rhodium, and gold and silver. Metal management centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses. Net sales, subsequent to the date of the acquisition, were $989.4 million. Operating profit was $10.1 million for that period and was positively effected by the higher volatility of precious metal pricing at certain times during that period.

2000 Compared to 1999
Net sales for 2000 were $887.7 million, an increase of 75.1% compared to 1999. The increase in sales resulted principally through an increase in physical volume of products sold, primarily due to the acquisition of OKN.

The following table summarizes market prices on the primary raw materials used by the Company in manufacturing its products:

                                                      MARKET PRICE RANGES PER POUND
                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                         2000               1999
                                                   ----------------    ---------------
Cobalt -- 99.3% Grade............................  $10.68 TO $15.25    $6.70 to $20.00
Nickel...........................................  $ 3.25 TO $ 4.75    $1.81 to $ 3.81
Copper...........................................  $ 0.75 TO $ 0.92    $0.61 to $ 0.85

The following table shows the physical product volumes sold during each period:

                                                                            PERCENTAGE
                                                         2000      1999       CHANGE
                                                         -----     -----    ----------
PRODUCTS SOLD (millions of pounds):
Organics...............................................   76.5      70.2        9.0%
Inorganics.............................................  105.6      96.1        9.9%
Powders................................................   46.9      43.1        8.8%
Metals.................................................   78.2
                                                         -----     -----      ------
Total..................................................  307.2     209.4       46.7%
                                                         =====     =====      ======

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

Selling, general and administrative expenses increased by $14.6 million in 2000 from 1999, resulting primarily from general increases in administrative costs due to the Company's growth and the OKN acquisition. Due to the relatively low incremental selling, general and administrative expenses required to support OKN and relatively high nickel prices, selling, general and administrative expenses decreased to 8.5% of net sales in 2000 compared to 12.0% of net sales in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary source of working capital is cash flow from operations. During 2001, the Company's net working capital increased by approximately $624.8 million. This increase was primarily the result of the acquisition of dmc(2). Capital expenditures in 2001 were primarily related to capacity expansions at the Company's base metal chemistry facilities in Finland and at various precious metal chemistry locations. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

In August 2001, the Company's credit facilities were revised and increased to $1.31 billion, in conjunction with the acquisition of dmc(2). These credit facilities were comprised of a $325 million revolving credit facility, a $135 million five year term loan, a $500 million six year term loan and a $350 million asset sale term loan, all bearing interest at a rate of LIBOR plus 3%. In addition, the Company obtained a $550 million increasing rate bridge loan, initially bearing interest at a rate of 10.5%. The asset sale term loan and a portion of the bridge loan were re-paid from the proceeds of the sale of certain dmc2 related businesses in September 2001. In December 2001, the Company completed its $400 million offering of 9.25% Senior Subordinated Notes due 2011. The net proceeds were used to repay the remaining outstanding indebtedness under its bridge loan and a portion of the outstanding indebtedness under its credit facilities. In January 2002, the Company completed an offering of 4.025 million shares of common stock. The $225.7 million of net proceeds were used to repay outstanding indebtedness under the Company's credit facilities.

The Company's credit facilities include covenants which require the Company to reduce its debt in relation to total capital and its debt in relation to earnings before interest, taxes, depreciation and amortization. The Company is in compliance with its debt covenants at December 31, 2001 and believes that it will have sufficient cash generated by operations and through its aforementioned common stock offering to meet future covenant requirements. Cash generated by operations and through its credit facilities should also be sufficient to provide for future working capital and capital expenditure requirements and to pay quarterly dividends on its common stock, subject to the Board's discretion. Subject to several limitations in its credit facilities, the Company may incur additional borrowings to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

The Company enters into precious metal leases (primarily gold and silver) which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The Company also leases out metals under similar arrangements to customers. The amount of metal leases in and metal leases out at December 31, 2001 were $276.1 million and $110.7 million, respectively. Degussa AG has agreed to lease to the Company precious metals up to an aggregate amount of approximately

$297 million, until August 10, 2002, if the Company is otherwise unable to lease precious metals from other sources. Since the acquisition, the Company has not leased any precious metals from Degussa AG.

The Company has ongoing capital expenditure programs to improve its processing technology and plant and equipment, and to expand capacity to accommodate future growth. The Company anticipates that capital spending, exclusive of acquisitions or joint ventures, will approximate $88 million in 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company, as a result of its global operating and financial activities, is exposed to changes in commodity prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and foreign currency exchange rates through its regular operating and financing activities, which include the use of derivative instruments.

The primary raw materials used by the Company in manufacturing its products are cobalt, nickel, copper, platinum, palladium, rhodium, gold and silver. The Company's supply of cobalt historically has been sourced primarily from the Democratic Republic of Congo (DRC), Australia, Finland and Zambia. Nickel historically has been sourced primarily from Australia and Brazil. Platinum group metals historically have been sourced from South Africa and, to a lesser extent, from Russia and Canada. Copper, gold and silver are worldwide commodities with diverse supply sources. Although the Company has never experienced a significant shortage of raw materials, production problems and political and civil instability in certain supplier countries may in the future affect their supply and market price. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company's operations. If a substantial interruption should occur in supply from a primary source, there is no assurance that the Company would be able to obtain as much from other sources as would be necessary to satisfy the Company's requirements or at prices comparable to its current arrangements.

The Company is exposed to risks of metals price fluctuations with respect to its metal inventory and with respect to metal trading activities. The Company's metal inventories are partially protected from metal price fluctuations by pricing agreements with customers or, if necessary, by economically hedging this exposure through derivative financial instruments, such as forward and futures contracts. All of the Company's metal trading activities are carried out pursuant to defined exposure limits set by management.

The Company also attempts to mitigate changes in prices and availability by maintaining adequate inventories and long-term supply relationships with a variety of producers. The cost of raw materials fluctuates due to both actual and perceived changes in supply and demand. Generally, the Company is able to pass through to its customer's increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company principally depends on the Company's ability to maintain the differential between its product prices and product costs. Substantial, sustained reductions in the price of raw materials could also result in the Company's inventory carrying value being written down to a lower market value.

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company predominantly utilizes U.S. Dollar denominated borrowings to fund its working capital and investment needs. The majority of the Company's borrowings are in variable rate instruments. The Company enters into interest rate swap agreements to convert a portion of the variable rate instruments to fixed rate contracts over typically a three-year period. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note E). The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company's long term-debt.

                                                               EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------------------
                                               DECEMBER 31, 2001
                              ----------------------------------------------------     THERE-                   FAIR
                               2002       2003       2004       2005        2006       AFTER       TOTAL       VALUE
   (Thousands of dollars)     -------    -------    -------    -------    --------    --------    --------    --------
Long-term debt,
  including current portion
  Fixed rate................                                                          $400,000    $400,000    $400,000
  Average interest rate.....                                                              9.25%
  Variable rate.............  $20,188    $26,938    $33,687    $40,438    $325,363    $474,081    $920,695    $920,695
  Average interest rate.....      5.1%       5.1%       5.1%       5.1%        5.4%        5.1%

                                                               EXPECTED MATURITY DATE
                               ---------------------------------------------------------------------------------------
                                                DECEMBER 31, 2000
                               ---------------------------------------------------     THERE-                   FAIR
                                2001       2002       2003       2004       2005       AFTER       TOTAL       VALUE
   (Thousands of dollars)      -------    -------    -------    -------    -------    --------    --------    --------
Long-term debt,
  including current portion
  Fixed rate.................  $   115    $    30    $    84    $   210    $   208    $    397    $  1,044    $  1,044
  Average interest rate......      2.1%       4.3%       2.2%       1.5%       1.5%        1.3%
  Variable rate..............  $20,750    $29,500    $39,500    $45,750    $13,250    $422,150    $570,900    $570,900
  Average interest rate......      8.8%       8.8%       8.8%       8.8%       8.8%        8.8%

In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company's raw material purchases and product sales are based on the U.S. Dollar price of raw materials, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payments for our products and services are made in the local currency. Accordingly, fluctuations in currency prices may affect the Company's operating results and net income. The acquisition of the operations of dmc(2) increased our exposure to fluctuations in foreign currency exchange rates. In order to partially hedge the Company's balance sheet and transaction exposure to fluctuating rates, the Company enters into forward contracts to purchase and sell various currencies. Such transactions cannot, however, eliminate all of the risks associated with currency fluctuations.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements related to the critical accounting policies described below. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Inventories -- The Company's inventories are principally stated at the lower of cost or market and valued using the last-in, first-out (LIFO) method except for precious metals trading inventory which is carried at the current monetary value. The Company uses the LIFO method to better match the price it currently pays for its raw material metal with the selling prices it currently charges for its products. The balance sheet amounts of inventory will reflect the quantities of metal in inventory valued at metal prices paid for in the year LIFO was adopted and any subsequent year in which there was an incremental increase in quantities. In periods of sustained and significant raw material metal price declines, the calculated LIFO amount may exceed the amount the Company could realize on sale. In this case, the Company would record a lower of cost or market adjustment.

Long-lived assets -- Long-lived assets are assessed for impairment when operating profits for the related business indicate that the carrying value may not be recoverable. The Company generally invests in long-lived assets to secure raw material feedstocks, produce new products, or increase production capacity or capability. Because market conditions may change, future operating profits may be difficult to forecast. Furthermore, the assets and related businesses may be in different stages of development. If the Company determined that the future operating profits from these investments were not expected to exceed the carrying value of the investments, the Company would record an impairment reserve.

Income taxes -- Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time. The Company has significant operations outside the United States, where most of its pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities, and tax expense. The Company's tax assets, liabilities, and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations, and expectations of future earnings.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This report contains statements that the Company believes may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company's control and could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements can be found in this report.

Important facts that may affect the Company's expectations, estimates or projections include:

- the price and supply of raw materials, particularly cobalt, copper, nickel, platinum, palladium, rhodium, gold and silver;

- the demand for metal-based specialty chemicals and products in the Company's markets;

- the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;

- the effects of the substantial debt we have incurred in connection with the Company's acquisition of the operations of dmc(2) and the Company's ability to refinance or repay that debt; and

- the effect of fluctuations in currency exchange rates on the Company's international operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 13 through 15 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. as of December 31, 2001 and 2000, and the related statements of consolidated income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Cleveland, Ohio
March 27, 2002

CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2001         2000
         (Thousands of dollars, except share data)            ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   78,210   $   13,482
  Marketable securities.....................................      38,667
  Accounts receivable, less allowance of $7,571 in 2001 and
    $2,404 in 2000..........................................     375,258      147,618
  Inventories...............................................     815,503      393,849
  Committed metal positions.................................      19,318
  Other current assets......................................     125,096       56,792
                                                              ----------   ----------
TOTAL CURRENT ASSETS........................................   1,452,052      611,741
Property, plant and equipment:
  Land......................................................      15,378        6,794
  Buildings and improvements................................     219,666      128,152
  Machinery and equipment...................................     651,822      481,548
  Furniture and fixtures....................................      36,964       12,860
                                                              ----------   ----------
                                                                 923,830      629,354
  Less accumulated depreciation.............................     191,816      144,002
                                                              ----------   ----------
                                                                 732,014      485,352
Other assets:
  Goodwill, less accumulated amortization of $24,817 in 2001
    and $18,163 in 2000.....................................     180,402      176,198
  Other intangible assets, less accumulated amortization of
    $10,441 in 2001 and $8,520 in 2000......................      32,812       15,865
  Other assets..............................................     143,942       68,306
                                                              ----------   ----------
TOTAL ASSETS................................................  $2,541,222   $1,357,462
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   20,188   $   20,865
  Accounts payable..........................................     176,986      103,570
  Hedged metal obligations..................................         815
  Accrued income taxes......................................      23,539       20,973
  Deferred income taxes.....................................      73,716       37,776
  Accrued compensation......................................      31,127       16,842
  Other accrued expenses....................................      96,351        7,229
                                                              ----------   ----------
TOTAL CURRENT LIABILITIES...................................     422,722      207,255
  Long-term debt............................................   1,300,507      551,079
  Deferred income taxes.....................................      76,366       29,116
  Other long-term liabilities...............................      97,530       14,333
  Minority interests........................................      74,564       49,549
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 2,000,000 shares; no shares issued or
    outstanding
  Common stock, $.01 par value:
    Authorized 60,000,000 shares; issued 24,143,267 shares
    in 2001 and 23,959,346 shares in 2000...................         241          240
  Capital in excess of par value............................     262,914      258,913
  Retained earnings.........................................     316,796      256,183
  Treasury stock (2,359 shares in 2001 and 105,065 shares in
    2000, at cost ).........................................        (118)      (4,853)
  Accumulated other comprehensive loss......................      (6,363)      (3,967)
  Unearned compensation.....................................      (3,937)        (386)
                                                              ----------   ----------
TOTAL STOCKHOLDERS' EQUITY..................................     569,533      506,130
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,541,222   $1,357,462
                                                              ==========   ==========

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED INCOME

                                                                 YEAR ENDED DECEMBER 31
                                                           ----------------------------------
                                                              2001         2000        1999
      (Thousands of dollars, except per share data)        ----------    --------    --------
Net sales................................................  $2,367,399    $887,743    $506,955
Cost of products sold....................................   2,032,800     673,877     347,450
                                                           ----------    --------    --------
                                                              334,599     213,866     159,505
Selling, general and administrative expenses.............     165,359      75,373      60,768
                                                           ----------    --------    --------
Income from operations...................................     169,240     138,493      98,737
Other income (expense)
Interest expense.........................................     (60,623)    (39,829)    (19,081)
Interest income..........................................       3,476       2,435         181
Foreign exchange (loss) gain.............................        (194)     (1,123)        456
                                                           ----------    --------    --------
                                                              (57,341)    (38,517)    (18,444)
                                                           ----------    --------    --------
Income before income taxes, minority interests, equity
  income and extraordinary item..........................     111,899      99,976      80,293
Income taxes.............................................      27,715      28,476      24,468
Minority interests.......................................       5,820
Equity in income of affiliates...........................      (1,876)
                                                           ----------    --------    --------
Income before extraordinary item.........................      80,240      71,500      55,825
Extraordinary item (net of $2,500 tax benefit)...........      (4,600)
                                                           ----------    --------    --------
NET INCOME...............................................  $   75,640    $ 71,500    $ 55,825
                                                           ==========    ========    ========
BASIC EARNINGS PER COMMON SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM.......................  $     3.34    $   2.99    $   2.35
  EXTRAORDINARY ITEM.....................................       (0.19)
                                                           ----------    --------    --------
  NET INCOME.............................................  $     3.15    $   2.99    $   2.35
                                                           ==========    ========    ========
DILUTED EARNINGS PER COMMON SHARE:
  INCOME BEFORE EXTRAORDINARY ITEM.......................  $     3.28    $   2.95    $   2.30
  EXTRAORDINARY ITEM.....................................       (0.19)
                                                           ----------    --------    --------
  NET INCOME.............................................  $     3.09    $   2.95    $   2.30
                                                           ==========    ========    ========
CASH DIVIDENDS PAID PER COMMON SHARE.....................  $      .52    $    .44    $    .40
                                                           ==========    ========    ========

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                         CAPITAL                           ACCUMULATED
                                        IN EXCESS                             OTHER
                               COMMON    OF PAR     RETAINED   TREASURY   COMPREHENSIVE     UNEARNED
                               STOCK      VALUE     EARNINGS    STOCK         LOSS        COMPENSATION    TOTAL
   (Thousands of dollars)      ------   ---------   --------   --------   -------------   ------------   --------
BALANCE AT JANUARY 1, 1999...   $240    $258,085    $155,691   $(8,494)      $(1,379)                    $404,143
Net income...................                         55,825                                               55,825
Other comprehensive loss.....                                                   (458)                        (458)
                                                                                                         --------

Total comprehensive income...                                                                              55,367
Non-employee directors'
  compensation...............                160                                                              160
Restricted stock grants......                570                                            $  (570)
Restricted stock
  compensation...............                                                                    70            70
Dividends paid...............                         (9,517)                                              (9,517)
Treasury stock purchased.....                                   (4,744)                                    (4,744)
Issuance of shares under
  benefit plans, including
  tax benefit................                         (3,952)    7,701                                      3,749
                                ----    --------    --------   -------       -------        -------      --------
BALANCE AT DECEMBER 31,
  1999.......................    240     258,815     198,047    (5,537)       (1,837)          (500)      449,228
Net income...................                         71,500                                               71,500
Other comprehensive loss.....                                                 (2,130)                      (2,130)
                                                                                                         --------

Total comprehensive income...                                                                              69,370
Non-employee directors'
  compensation...............                 98                                                               98
Restricted stock
  compensation...............                                                                   114           114
Dividends paid...............                        (10,491)                                             (10,491)
Treasury stock purchased.....                                   (9,650)                                    (9,650)
Issuance of shares under
  benefit plans, including
  tax benefit................                         (2,873)   10,334                                      7,461
                                ----    --------    --------   -------       -------        -------      --------
BALANCE AT DECEMBER 31,
  2000.......................    240     258,913     256,183    (4,853)       (3,967)          (386)      506,130
Net income...................                         75,640                                               75,640
Other comprehensive loss.....                                                 (2,396)                      (2,396)
                                                                                                         --------

Total comprehensive income...                                                                              73,244
Non-employee directors'
  compensation...............                153                                                              153
Restricted stock grants......              3,848                                             (3,848)
Restricted stock
  compensation...............                                                                   297           297
Dividends paid...............                        (12,494)                                             (12,494)
Treasury stock purchased.....                                   (5,331)                                    (5,331)
Issuance of shares under
  benefit plans, including
  tax benefit................      1                  (2,533)   10,066                                      7,534
                                ----    --------    --------   -------       -------        -------      --------
BALANCE AT DECEMBER 31,
  2001.......................   $241    $262,914    $316,796   $  (118)      $(6,363)       $(3,937)     $569,533
                                ====    ========    ========   =======       =======        =======      ========

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                          ------------------------------------
                                                             2001          2000         1999
                 (Thousands of dollars)                   -----------    ---------    --------
OPERATING ACTIVITIES
Net income..............................................  $    75,640    $  71,500    $ 55,825
Items not affecting cash:
  Depreciation and amortization.........................       63,476       39,298      26,864
  Foreign exchange loss (gain)..........................          194        1,123        (456)
  Deferred income taxes.................................        4,783          184      13,327
  Minority interest.....................................        5,820
  Equity in income of affiliates........................       (1,876)
  Extraordinary item....................................        4,600
Changes in operating assets and liabilities:
  Accounts receivable...................................       86,423       40,044     (19,586)
  Inventories...........................................      (69,371)      (4,296)    (49,521)
  Prepayments and other assets..........................      (43,067)     (41,436)     (9,247)
  Accounts payable and other liabilities................      (68,325)     (25,461)     (4,850)
                                                          -----------    ---------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............       58,297       80,956      12,356
INVESTING ACTIVITIES
Expenditures for property, plant and equipment -- net...     (108,531)     (55,033)    (70,150)
Acquisitions of businesses..............................   (1,146,657)    (192,689)     (1,765)
Divestiture of businesses...............................      525,473
                                                          -----------    ---------    --------
NET CASH USED IN INVESTING ACTIVITIES...................     (729,715)    (247,722)    (71,915)
FINANCING ACTIVITIES
Dividend payments.......................................      (12,494)     (10,491)     (9,517)
Long-term borrowings....................................    1,648,751      223,750      74,808
Payments of short-term debt.............................                                (2,000)
Payments of long-term debt..............................     (900,000)     (37,600)
Purchase of treasury stock..............................       (5,331)      (9,650)     (4,744)
Proceeds from exercise of stock options.................        6,435        6,811       2,755
                                                          -----------    ---------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............      737,361      172,820      61,302
Effect of exchange rate changes on cash and cash
  equivalents...........................................       (1,215)      (2,005)        (60)
                                                          -----------    ---------    --------
INCREASE IN CASH AND CASH EQUIVALENTS...................       64,728        4,049       1,683
Cash and cash equivalents at beginning of year..........       13,482        9,433       7,750
                                                          -----------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR................  $    78,210    $  13,482    $  9,433
                                                          ===========    =========    ========

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

Inventories -- Inventories are principally stated at the lower of cost or market and valued using the last-in, first-out (LIFO) method except for precious metals trading inventory which is carried at the current monetary value.

Long-Lived Assets -- Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for other depreciable assets.

For acquisitions completed prior to July 1, 2001, goodwill is amortized on a straight-line basis over 20 to 40 years. Other intangibles represent principally patents, trademarks, technology acquired and capitalized software and are being amortized on a straight-line basis over five to seventeen years.

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

Research and Development -- Selling, general and administrative expenses include research and development costs of $20,486, $13,308 and $11,332 in 2001, 2000 and 1999, respectively.

Income Taxes -- Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.

Foreign Currency Translation -- The functional currency for the Company's Finnish subsidiaries and related African operations is the U.S. Dollar since a majority of their purchases and sales are denominated in U.S. Dollars. Accordingly, foreign exchange gains and losses related to assets, liabilities and transactions which are denominated in other currencies (principally the euro) are included in results of operations. The Company enters into forward contracts to partially hedge its balance sheet exposure to other currencies, and accordingly, gains or losses related to the forward contracts are also included in results of operations.

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

Derivative Instruments -- The Company enters into derivative instruments and hedging activities which are closely monitored and controlled in order to manage, where possible and economically efficient, commodity price risk for base and precious metals, interest rate risk related to borrowings, and foreign currency risk associated with manufacturing and sales locations where fluctuations in currency prices may affect the Company's operating results. The use of forward and future contracts to hedge commodity price risk is discussed in Note D, "Metals Financial Instruments." The use of interest rate swaps to hedge interest rate risk on the Company's variable rate debt is discussed in Note E, "Debt and Other Financial Instruments." The use of foreign exchange contracts to hedge foreign currency risk associated with foreign operations is managed with foreign exchange contracts and is also discussed in Note E.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires all derivative financial instruments to be recorded on the balance sheet at fair value. Accounting for the change in the fair value (that is, gain or loss) from the financial instrument depends on whether it has been designated and is effective as a hedge and, if so, on the nature of the hedging activity. The adoption of SFAS No. 133 resulted in cumulative effect adjustment of approximately $1,600.

The Company has designated certain derivative instruments as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of other comprehensive income in shareholders' equity and subsequently reclassified to net income when the hedged item affects net income. Any ineffective portions of the cash flow hedges are recognized immediately in net income.

The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in net income.

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

Revenue Recognition -- Revenues are recognized when unaffiliated customers take title and assume ownership of products specified in their purchase agreements with the Company. Within the base metal and precious metal chemistry segments, revenue recognition generally occurs upon shipment of product or usage of consignment inventories. Metal management segment revenues are recognized upon shipment of product or usage of consignment inventory in the case of sales contracts; upon transfer of title under brokerage account transactions; and as earned over the lives of the respective contracts in the case of leasing arrangements. Shipping and handling are included in cost of products sold and are included in the sales price when billed to customers.

Sales and Cost of Products Sold -- Sales and cost of products sold include the metal content of the product sold to customers if the metal has been supplied by the Company. Also included are purchases and sales of metal to third parties by the metal management segment whether or not the metal has been processed into a product. If a customer supplies the metal for processing, the metal content is not included in sales or cost of products sold.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combination," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting in the fiscal year beginning after December 15, 2001. The adoption of SFAS 142 will result in an annual decrease in pre-tax amortization expense of approximately $6,700.

In the third quarter of 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective January 1, 2002. The Company does not expect this Statement to have a material impact on its financial position, results of operations or cash flows.

Financial Presentation Changes -- Certain amounts for prior years have been reclassified to conform to the current year presentation.

B. ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS
On August 10, 2001, the Company acquired dmc(2) Degussa Metals Catalysts Cerdec (dmc(2)) for a purchase price of approximately $1.120 billion, including cash acquired and related financing and transaction costs. dmc(2) is a worldwide provider of metal-based functional materials for a wide variety of end markets. The acquisition of dmc(2) was financed through a combination of debt and equity and the sale of certain assets. On September 7, 2001, the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc(2) for a cash purchase price of $525.5 million. In both transactions, the purchase price is subject to working capital adjustments, which may ultimately impact the final purchase price.

The acquired assets and liabilities of dmc(2) are recorded at estimated fair values, as determined by the Company's management, based on information currently available, including its responsibility for any environmental or legal matters at the date of acquisition. Accordingly, the allocation of the purchase price to the acquired assets and liabilities of dmc(2) may be revised at a later date as fair value determinations are finalized, including appraisals of property, plant and equipment and intangible assets.

The preliminary allocation of the aggregate purchase price of the businesses acquired of dmc(2) is as follows (in millions):

Net assets acquired.........................................  $  498.7
Fair value of assets sold...................................     525.5
Adjust acquired net assets to estimated fair value..........     143.4
Record preliminary adjustment for acquired intangible
  assets....................................................      18.1
Establish deferred tax liability............................     (67.5)
Record preliminary estimate of goodwill.....................       2.2
                                                              --------
          Total aggregate purchase price....................  $1,120.4
                                                              ========

Acquired intangible assets, consisting of patents and trademarks, are being amortized over their estimated useful lives of 15 years. Goodwill, which is anticipated to be principally non-deductible for tax purposes, is attributable to the precious metal chemistry segment.

In December 2001, the Company purchased the metal organics division of Rhodia Holdings Limited and a nickel refining facility from Centaur Mining and Exploration Limited for an aggregate purchase price of $45.7 million. The combined sales of these entities were $75.3 million in 2001.

On April 4, 2000, the Company acquired Outokumpu Nickel Oy (OKN) for a purchase price of $188.1 million, including related financing and transaction costs. OKN manufactures, distributes and sells a broad range of nickel products, principally plating and alloy-grade cathodes and briquettes. The acquisition of OKN, was financed through bank borrowings and was recorded using the purchase method of accounting. The Company is resolving certain matters with the seller related to the net assets acquired, which may ultimately impact the final purchase price. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on finalization of the purchase price.

Pro forma net sales, net income and net income per share, for the years ended December 31, 2001 and 2000, as if the acquisitions had occurred as of January 1, 2001 and 2000, respectively, would have been as follows:

                                                         TWELVE MONTHS ENDED
                                                             DECEMBER 31
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Net sales............................................  $5,687,600    $6,593,600
Net income...........................................  $  101,000    $   84,800
Net income per common share..........................  $     3.61    $     3.11
Net income per common share -- assuming dilution.....  $     3.56    $     3.05

The pro forma results include preliminary estimates and assumptions which the Company's management believes are reasonable. However, the pro forma results are not necessarily indicative of the results which would have occurred if the acquisitions had occurred on the dates indicated, or which may result in the future.

The aforementioned pro forma information reflects the following assumptions: amortization of financing costs over 6 years; adjustment of depreciation expense over 10 years; interest cost on the incremental funds borrowed; and the issuance of equity securities.

C. INVENTORIES
Inventories consist of the following:

                                                              DECEMBER 31
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
Raw materials and supplies..............................  $335,706    $168,750
Finished goods..........................................   340,883     156,159
                                                          --------    --------
                                                           676,589     324,909
LIFO reserve............................................   138,914      68,940
                                                          --------    --------
          Total inventories.............................  $815,503    $393,849
                                                          ========    ========

D. METALS FINANCIAL INSTRUMENTS
The Company generally manages its price exposure to metals by passing through to its customers increases or decreases in metal raw material prices by increasing or decreasing, respectively, the price of its products. The Company also undertakes to minimize the effect on profitability of changes in prices of metals through various hedging activities.

The Company uses forward and future sales and purchase contracts to manage price risk associated with its metal positions. The fair value of these contracts is recorded in the balance sheet in Committed Metal Positions and Hedged Metal Obligations, with the resulting changes in the fair value due to fluctuating metal prices recorded as a gain or loss in income from operations.

The table below summarizes the open metals forwards/futures contracts:

                                                              NOTIONAL CONTRACT VALUE     MARKET VALUE(1)
                                                              -----------------------   -------------------
                                                                   DECEMBER 31,            DECEMBER 31,
                                                                       2001                    2001
                                                              -----------------------   -------------------
                                                                 BUY          SELL        BUY        SELL
                                                              ----------   ----------   --------   --------
Remaining term up to 1 year:
  Forwards..................................................   $144,442     $118,033    $145,866   $ 99,016
  Futures...................................................      3,242       43,709       3,306     45,647
Remaining term over 1 year:
  Forwards..................................................                     133                    138
  Futures...................................................                   1,227                  1,286
                                                               --------     --------    --------   --------
Total.......................................................   $147,684     $163,102    $149,172   $146,087
                                                               ========     ========    ========   ========

---------------

(1) Market value is determined by financial institution counterparties.

The Company also enters into forward contracts to hedge the purchase of nickel raw material and the sales of nickel products. These contracts are designated cash flow hedges. Therefore, realized gains and losses on these forward contracts are included as a component of purchases and net sales, as appropriate, and are recognized when the related raw material is purchased or product is sold. At December 31, 2001, the notional value of the open contracts approximated $22,433. The fair value of the unrealized gain/loss on those contracts, based on current settlement prices at December 31, 2001, approximated $279 receivable.

E. DEBT AND OTHER FINANCIAL INSTRUMENTS
Long-term debt consists of the following:

                                                              DECEMBER 31
                                                         ----------------------
                                                            2001         2000
                                                         ----------    --------
Notes payable to financial institutions................  $  920,695    $570,900
Senior Subordinated Notes..............................     400,000
Other..................................................                   1,044
                                                         ----------    --------
                                                          1,320,695     571,944
Less: Current portion..................................      20,188      20,865
                                                         ----------    --------
          Total long-term debt.........................  $1,300,507    $551,079
                                                         ==========    ========

In August 2001, the Company's credit facilities were revised and increased to $1.31 billion, in conjunction with the acquisition of dmc(2) (which is discussed more fully in Note B). These credit facilities were comprised of a $325 million revolving credit facility, a $135 million five year term loan, a $500 million six year term loan and a $350 million asset sale term loan, all bearing interest at a rate of LIBOR plus 3%. In addition, the Company obtained a $550 million increasing rate bridge loan, initially bearing interest at a rate of 10.5%. The asset sale term loan and a portion of the bridge loan were re-paid from the proceeds of the sale of certain dmc(2) related businesses. On December 13, 2001, the Company completed its $400 million offering of 9.25% Senior Subordinated Notes due 2011. The net proceeds were used to repay the remaining outstanding indebtedness under its bridge loan and a portion of the outstanding indebtedness under its credit facilities. The Company retired the bridge loan early and as a result incurred an extraordinary loss of $4,600 after-tax. Under the credit agreement, the Company must meet various financial covenants, and there are restrictions on investments and dividend payments. Investments in Weda Bay Minerals, Inc. (see Note L) are limited to $20 million. Annual dividends are limited to the greater of $15 million or 25% of consolidated net income. Notes payable to the banks are fully collateralized by a portion of the Company's assets. As described in Note O, the Company's domestic subsidiaries are the guarantors of the Senior Subordinated Notes. At December 31, 2001, the Company had approximately $31 million available under its revolving credit facilities.

The Company has entered into several interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $55 million to an average fixed rate of 5.20% plus 1.25% to 2.5% for the period ending February 14, 2003. The Company has also entered into several interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $120 million to an average fixed rate of 6.88% plus 1.25% to 2.5% for the period ending April 25, 2003. These interest rate swap agreements are recorded as cash flow hedges.

At December 31, 2001, the combined effective rate of the Company's bank borrowings and the related swap agreements was 6.6%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparties to the interest rate swaps are international commercial banks. At December 31, 2001, the fair values of the Company's interest rate swaps approximated $5,525 payable.

Aggregate annual maturities of long-term debt for the five years following December 31, 2001 are as follows: 2002 -- $20,188; 2003 -- $26,938;
2004 -- $33,687; 2005 -- $40,438 and 2006 -- $325,363. Interest paid, net of capitalized amounts, was $65,210, $39,752, and $19,112 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest capitalized as part of the acquisition or construction of major fixed assets was $10,307 in 2001, $10,972 in 2000 and $7,057 in 1999. At December 31, 2001, the carrying value of the Company's debt approximated its fair value.

The Company enters into forward contracts to purchase and sell various currencies to partially hedge its balance sheet exposure and other commitments to rate fluctuations between various currencies and the U.S. Dollar. The following table summarizes the Company's open foreign currency forward contracts:

                                    NOTIONAL CONTRACT VALUE                     MARKET VALUE(1)
                             -------------------------------------   -------------------------------------
                               DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                   2001                2000                2001                2000
                             -----------------   -----------------   -----------------   -----------------
                               BUY      SELL       BUY       SELL      BUY      SELL       BUY       SELL
                             -------   -------   --------   ------   -------   -------   --------   ------
Principally Euro...........  $17,694   $27,785   $          $4,712   $19,089   $27,792   $          $5,061
                             -------   -------   --------   ------   -------   -------   --------   ------
Total......................  $17,694   $27,785   $          $4,712   $19,089   $27,792   $          $5,061
                             =======   =======   ========   ======   =======   =======   ========   ======

---------------

(1) Market value is determined by financial institution counterparties.

F. INCOME TAXES
Income (loss) before income taxes, minority interests, equity income and extraordinary item consists of the following:

                                                          YEAR ENDED DECEMBER 31
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
United States.......................................  $(75,648)   $(32,986)   $(2,715)
Outside the United States...........................   187,547     132,962     83,008
                                                      --------    --------    -------
                                                      $111,899    $ 99,976    $80,293
                                                      ========    ========    =======

Income taxes are summarized as follows:

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Current:
  United States:
     Federal..........................................                        $ 1,281
     State and local..................................                             88
  Outside the United States...........................  $22,932    $28,292      9,772
                                                        -------    -------    -------
                                                         22,932     28,292     11,141
Deferred:
  United States.......................................   (6,620)   (11,414)     2,817
  Outside the United States...........................   11,403     11,598     10,510
                                                        -------    -------    -------
                                                          4,783        184     13,327
                                                        -------    -------    -------
                                                        $27,715    $28,476    $24,468
                                                        =======    =======    =======

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2001     2000    1999
                                                              -----    ----    -----
Income taxes at the United States statutory rate............   35.0%   35.0%    35.0%
State income taxes, net of federal tax benefit..............   (2.5)   (0.8)      .1
Effective tax rate differential of earnings outside of the
  United States.............................................   (9.2)   (7.0)   (10.6)
Adjustment of worldwide tax liabilities.....................                     4.2
Non-deductible goodwill.....................................    1.3     1.6      1.9
Other -- net................................................    0.2    (0.3)     (.1)
                                                              -----    ----    -----
                                                               24.8%   28.5%    30.5%
                                                              =====    ====    =====

Significant components of the Company's deferred income taxes are as follows:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Current asset -- operating accruals.........................  $  24,492    $   2,505
Current liability -- inventories............................    (95,014)     (40,281)
Long-term asset -- benefit accruals.........................     23,870        3,920
Long-term asset -- operating loss carryforwards.............     51,886       20,149
Long-term liability -- accelerated depreciation.............   (147,529)     (53,185)
                                                              ---------    ---------
  Net deferred tax liability................................  $(142,295)   $ (66,892)
                                                              =========    =========

At December 31, 2001, certain United States subsidiaries had operating loss carryforwards of approximately $129,700. These carryforwards expire at various dates from 2019 through 2021.

The Company has not provided additional United States income taxes on approximately $490,000 of undistributed earnings of consolidated foreign subsidiaries included in stockholders' equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

In connection with various investment incentive arrangements, the Company has a "holiday" from income taxes in Malaysia, South Africa and Brazil. These agreements, which expire in 2002, 2003, and 2005 respectively, reduced income tax expense by $9,005 or $.37; $2,572 or $.11; and $1,680 or $.07 per common share -- assuming dilution, in 2001, 2000 and 1999, respectively.

Income tax payments were $28,293, $15,867 and $7,355 during the years ended December 31, 2001, 2000 and 1999, respectively.

G. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company sponsors several defined contribution plans covering certain employees. Company contributions are determined by the Board of Directors based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plans; the Company also maintains a 401(k) plan for certain non-union employees. Aggregate defined contribution plan expenses were $6,051, $5,565 and $5,351 in 2001, 2000 and 1999, respectively.

The Company has non-contributory defined benefit pension plans and other postretirement benefit plans, primarily health care and life insurance for certain employees in the United States and Germany. Components of plan obligations and assets, and the recorded asset (liability) at December 31 are as follows:

                                                           PENSION           OTHER POSTRETIREMENT
                                                           BENEFITS                BENEFITS
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------
Benefit obligation at beginning of year............  $(13,983)   $(13,524)   $(5,131)    $(5,243)
Service cost.......................................      (634)       (162)      (245)       (217)
Interest cost......................................    (1,983)     (1,022)      (418)       (426)
Participant contributions..........................                             (117)       (103)
Actuarial (loss) gain..............................    (1,061)        (91)       (59)        433
Benefits paid......................................     1,340         816        283         425
Plan amendments....................................                              257
Acquisitions.......................................   (32,158)                  (960)
                                                     --------    --------    -------     -------
Benefit obligation at end of year..................   (48,479)    (13,983)    (6,390)     (5,131)
                                                     --------    --------    -------     -------
Fair value of plan assets at beginning of year.....    14,665      14,983          0           0
Actual return on plan assets.......................    (1,128)         15
Employer contributions.............................       721         483        166         322
Participant contributions..........................                              117         103
Acquisitions.......................................     2,495
Benefits paid......................................    (1,340)       (816)      (283)       (425)
                                                     --------    --------    -------     -------
Fair value of plan assets at end of year...........    15,413      14,665          0           0
                                                     --------    --------    -------     -------
Plan assets (less than) exceeding benefit
  obligations......................................   (33,066)        682     (6,390)     (5,131)
Unamortized:
  Net loss (gain)..................................     5,086         972     (1,540)     (2,023)
  Prior service cost...............................        82                    944       1,295
  Employer contributions...........................                               27          81
                                                     --------    --------    -------     -------
Recorded (liability) asset.........................  $(27,898)   $  1,654    $(6,959)    $(5,778)
                                                     ========    ========    =======     =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $48,479, $44,215 and $15,413 respectively, as of December 31, 2001 and $3,137, $3,137 and $2,616, respectively, as of December 31, 2000.

The components of net periodic benefit cost (income) for the years ended December 31 are as follows:

                                                              PENSION BENEFITS
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Service cost..........................................  $   634    $   162    $   189
Interest cost.........................................    1,983      1,022        977
Amortization of unrecognized net gain.................      (18)
Expected return on plan assets........................   (1,466)    (1,321)    (1,249)
                                                        -------    -------    -------
                                                        $ 1,133    $  (137)   $   (83)
                                                        =======    =======    =======

                                                              OTHER POSTRETIREMENT
                                                                    BENEFITS
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Service cost................................................  $245    $217    $425
Interest cost...............................................   418     426     470
Net amortization............................................    17      13      94
                                                              ----    ----    ----
                                                              $680    $656    $989
                                                              ====    ====    ====

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

                                                              2001     2000
                                                              -----    -----
Discount rate...............................................   7.00%    7.75%
Return on pension plan assets...............................   9.00%    9.00%
Projected health care cost trend rate.......................   7.50%    8.00%
Ultimate health care trend rate.............................   5.50%    5.50%
Year ultimate health care trend rate is achieved............   2006     2006

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

                                                             1% INCREASE    1% DECREASE
                                                             -----------    -----------
2001 benefit cost..........................................    $  172         $  147
Recorded liability at December 31, 2001....................    $1,456         $1,104

H. STOCKHOLDERS' EQUITY
In 1996, the Company's Board of Directors adopted a Stockholder Rights Agreement. Under this plan, rights were constructively distributed as a dividend at the rate of one right for each outstanding share of common stock of the Company. The rights become exercisable if a person or group (Acquiring Person) acquires or attempts to acquire 15% or more of the outstanding shares of the Company's common stock. In the event that the rights become exercisable, each right (except for rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase one one-hundredth share of Series A Participating Preferred Stock at an initial purchase price of $160 per share, subject to adjustment.

If a person or group acquires the threshold percentage of common stock, each right will entitle the holder, other than the acquiring party, to buy shares of common stock or Preferred Stock having a market value of twice the exercise price. If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights.

The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. The Rights expire on November 14, 2006.

I. OTHER COMPREHENSIVE LOSS
The following lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive loss:

                                                                            ADDITIONAL    ACCUMULATED
                                                  FOREIGN        FAIR        MINIMUM         OTHER
                                                 CURRENCY        VALUE       PENSION     COMPREHENSIVE
                                                TRANSLATION   ADJUSTMENTS   LIABILITY        LOSS
                                                -----------   -----------   ----------   -------------
Balance January 1, 1999.......................    $(1,379)                                  $(1,379)
  Foreign currency............................       (458)                                     (458)
                                                  -------       -------      -------        -------
Balance December 31, 1999.....................     (1,837)                                   (1,837)
  Foreign currency............................     (2,130)                                   (2,130)
                                                  -------       -------      -------        -------
Balance December 31, 2000.....................     (3,967)                                   (3,967)
  Cumulative effect of accounting
     change -- SFAS No. 133...................                  $(1,558)                     (1,558)
  Unrealized gain on available-for-sale
     securities...............................                    1,243                       1,243
  Cash flow hedges............................                   (3,410)                     (3,410)
  Additional minimum pension liability........                               $(3,465)        (3,465)
  Foreign currency............................      4,794                                     4,794
                                                  -------       -------      -------        -------
Balance December 31, 2001.....................    $   827       $(3,725)     $(3,465)       $(6,363)
                                                  =======       =======      =======        =======

J. EARNINGS PER SHARE
The following table sets forth the computation of net income per common share and net income per common share -- assuming dilution:

                                                          YEAR ENDED DECEMBER 31
                                                       -----------------------------
                                                        2001       2000       1999
                                                       -------    -------    -------
Net income...........................................  $75,640    $71,500    $55,825
                                                       =======    =======    =======
Weighted average shares outstanding..................   24,021     23,843     23,767
Dilutive effect of stock options.....................      446        408        557
                                                       -------    -------    -------
Weighted average shares outstanding -- assuming
  dilution...........................................   24,467     24,251     24,324
                                                       =======    =======    =======
Net income per common share..........................  $  3.15    $  2.99    $  2.35
                                                       =======    =======    =======
Net income per common share -- assuming dilution.....  $  3.09    $  2.95    $  2.30
                                                       =======    =======    =======

K. STOCK PLANS
The Company's 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to management personnel of up to one and one-half percent of the total number of issued and outstanding shares of common stock of the Company. The Company's 1995 Non-Employee Directors' Equity Compensation Plan has also authorized the grant of options to non-employee members of the Board of Directors for up to 250,000 shares of the Company's common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of the next fiscal year following the year of grant.

A summary of the Company's stock option activity, and related information follows:

                                       2001                    2000                    1999
                               --------------------    --------------------    --------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                           EXERCISE                EXERCISE                EXERCISE
                                OPTIONS     PRICE       OPTIONS     PRICE       OPTIONS     PRICE
                               ---------   --------    ---------   --------    ---------   --------
Outstanding at January 1.....  1,850,263    $30.33     1,725,862    $25.83     1,606,534    $22.01
  Granted....................    265,276     57.33       398,251     46.22       333,999     35.85
  Exercised..................   (390,494)    16.48      (273,850)    24.87      (214,671)    12.83
                               ---------    ------     ---------    ------     ---------    ------
Outstanding at December
  31.........................  1,725,045    $37.53     1,850,263    $30.33     1,725,862    $25.83
Exercisable at end of year...  1,472,933               1,462,763               1,423,362
Weighted-average fair value
  of options granted during
  the year...................               $15.69                  $13.69                  $11.39

The weighted-average remaining contractual life of options outstanding is approximately seven years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                   OUTSTANDING                     EXERCISABLE
                                        ----------------------------------     --------------------
                                                     WEIGHTED
                                                      AVERAGE     WEIGHTED                 WEIGHTED
                                                     REMAINING    AVERAGE                  AVERAGE
                                        NUMBER OF   CONTRACTUAL   EXERCISE     NUMBER OF   EXERCISE
                                         SHARES        LIFE        PRICE        SHARES      PRICE
                                        ---------   -----------   --------     ---------   --------
  Range of exercise prices:
       $5.04 -- $13.00................    189,610       2.4        $11.71        189,610    $11.71
       $17.31 -- $29.96...............    254,262       5.0        $23.57        254,262    $23.57
       $35.06 -- $59.20...............  1,281,173       8.3        $44.12      1,029,061    $40.60

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

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2001     2000     1999
                                                              ----     ----     ----
Risk-free interest rate.....................................  5.0%     6.0%     7.0%
Dividend yield..............................................  1.2%     1.2%     1.2%
Volatility factor of Company common stock...................  .24      .25      .25
Weighted-average expected option life (years)...............    5        5        5

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          2001      2000       1999
                                                         -------   -------    -------
Net income.............................................  $76,751   $68,974    $53,610
Net income per common share............................  $  3.20   $  2.89    $  2.26
Net income per common share -- assuming dilution.......  $  3.14   $  2.84    $  2.20

During 2001, the Company granted 65,000 shares of restricted stock to certain executive officers. The restricted shares will vest in equal increments over a three-year period beginning December 31, 2002. The market value of the restricted stock award was $3,848 and has been recorded as a separate component of stockholders' equity.

L. COMMITMENTS AND CONTINGENCIES
The Company has a supply agreement with La Generale des Carriers et des Mines (Gecamines) to purchase all of the concentrate produced by the Luiswishi mine in Shaba, Democratic Republic of Congo (DRC). Annual production from this facility is estimated to contain approximately 4,500 metric tons of cobalt and 4,500 metric tons of copper. The cost of the cobalt and copper obtained will be based upon the prevailing market price as material is processed.

The Company has an agreement with Weda Bay Minerals, Inc. (Weda) which provides for the Company to contribute financing up to $18 million, to complete a bankable feasibility study for the development of the Halmahera Island, Indonesia (Halmera) nickel and cobalt laterite deposits. The Company has agreed to purchase all future production at Halmera, which Weda has estimated will yield approximately 30,000 tons of nickel and 3,000 tons of cobalt annually. As of December 31, 2001, the Company has invested approximately $12.7 million in debt and equity. The Company uses the equity accounting method for its investment.

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

M. LEASE COMMITMENTS
The Company rents real property and equipment under long-term operating leases. The Company's operating lease expense was $5,260 in 2001, $4,613 in 2000 and $2,969 in 1999.

Future minimum payments under noncancellable operating leases at December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31
-----------------------
2002........................................................  $ 5,355
2003........................................................    4,887
2004........................................................    4,045
2005........................................................    3,938
2006........................................................    3,846
2007 and thereafter.........................................   18,806
                                                              -------
Total minimum lease payments................................  $40,877
                                                              =======

The Company also enters into precious metal leases (primarily gold and silver) which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The Company also leases out metals under similar arrangements to customers. The amount of metal leases in at December 31, 2001 and 2000 was $276.1 million and $0, respectively. The amount of metal leases out at December 31, 2001 and 2000 was $110.7 million and $0, respectively. Precious metal lease fees paid and received were $1,424 and $3,156 in 2001 and are included in cost of products sold and net sales, respectively.

N. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company operates in three segments: base metal chemistry, precious metal chemistry and metal management. These industry segments correspond to management's approach to aggregating products and business units, making operating decisions and assessing performance. Major products included in each segment and other information follows.

Base Metal Chemistry: Develops, processes, manufactures and markets specialty chemicals, powders and related products from various base metals, with the most widely used being cobalt, nickel and copper. The products produced are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. These products can be found in a variety of applications for catalysts, coatings, colorants, hard metal tools, jet engines, lubricants, fuel and petroleum additives, magnetic media, metal finishing agents, petrochemicals, plastics, printed circuit boards, rechargeable batteries, stainless steel, super alloys and tires. The products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes.

Precious Metal Chemistry: Develops, produces, and markets specialty chemicals and related materials, predominantly from platinum group and precious metals such as platinum, palladium, rhodium, gold and silver. This segment also offers a variety of refining and processing services to users of precious metals. The products of this segment are used in a variety of applications for automotive catalysts, fuel cells and fuel processing catalysts, chemical catalysts, electronics packaging, and electroplating products, jewelry and glass manufacturing for high-definition televisions.

Metal Management: Operates as a metal sourcing operation for both the Company's precious metal chemistry segment and nonaffiliated customers, primarily procuring precious metals. This segment centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses.

                                             2001          2000          1999
                                          ----------    ----------    ----------
BUSINESS SEGMENT INFORMATION
Net Sales
  Base Metal Chemistry..................  $  793,129    $  887,743    $  506,955
  Precious Metal Chemistry..............     584,861
  Metal Management......................   1,110,516
  Inter-segment.........................    (121,107)
                                          ----------    ----------    ----------
                                          $2,367,399    $  887,743    $  506,955
                                          ==========    ==========    ==========
Operating profit
  Base Metal Chemistry..................  $  154,750    $  158,436    $  117,237
  Precious Metal Chemistry..............      28,103
  Metal Management......................      10,075
                                          ----------    ----------    ----------
                                             192,928       158,436       117,237
Interest expense -- net.................     (57,147)      (37,394)      (18,900)
Foreign exchange (loss) gain............        (194)       (1,123)          456
Corporate and other -- net..............     (23,688)      (19,943)      (18,500)
                                          ----------    ----------    ----------
Income before income taxes, minority
  interests, equity income and
  extraordinary item....................  $  111,899    $   99,976    $   80,293
                                          ==========    ==========    ==========
Total assets
  Base Metal Chemistry..................  $1,562,523    $1,357,462    $1,012,528
  Precious Metal Chemistry..............     842,841
  Metal Management......................     101,718
  Corporate.............................      34,140
                                          ----------    ----------    ----------
Total assets............................  $2,541,222    $1,357,462    $1,012,528
                                          ==========    ==========    ==========
Expenditures for property, plant &
  equipment
  Base Metal Chemistry..................  $   82,853    $   52,225    $   69,089
  Precious Metal Chemistry..............      22,842
  Metal Management......................
  Corporate.............................       2,836         2,808         1,061
                                          ----------    ----------    ----------
Total expenditures for property, plant &
  equipment.............................  $  108,531    $   55,033    $   70,150
                                          ==========    ==========    ==========
Depreciation and amortization
  Base Metal Chemistry..................  $   52,817    $   39,078    $   26,763
  Precious Metal Chemistry..............      10,346
  Metal Management......................           9
  Corporate.............................         304           220           101
                                          ----------    ----------    ----------
Total depreciation and amortization.....  $   63,476    $   39,298    $   26,864
                                          ==========    ==========    ==========

                                                                          LONG-LIVED
                                                         NET SALES (1)      ASSETS
                                                         -------------    ----------
GEOGRAPHIC REGION INFORMATION
2001
United States..........................................   $  773,907       $134,073
Finland................................................      470,307        282,826
Germany................................................      815,667        105,432
Democratic Republic of the Congo.......................                     124,807
Other..................................................      307,518         84,876
                                                          ----------       --------
                                                          $2,367,399       $732,014
                                                          ==========       ========

2000
United States..........................................   $  318,621       $117,303
Finland................................................      532,456        246,840
Other..................................................       36,666        121,209
                                                          ----------       --------
                                                          $  887,743       $485,352
                                                          ==========       ========
1999
United States..........................................   $  286,503       $121,178
Finland................................................      192,317        118,341
Other..................................................       28,135         79,296
                                                          ----------       --------
                                                          $  506,955       $318,815
                                                          ==========       ========

---------------

(1) Net sales are attributed to the geographic area based on the location of the manufacturing facility.

O. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION
In December 2001, the Company issued $400 million in aggregate principal amount of 9.25% Senior Subordinated Notes due 2011. These Notes are guaranteed by the Company's wholly-owned domestic subsidiaries. The guarantees are full, unconditional and joint and several.

The Company's foreign subsidiaries are not guarantors of these Notes. The Company as presented below represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

                                                         DECEMBER 31, 2001
                             -------------------------------------------------------------------------
                                             COMBINED        COMBINED
                                THE         GUARANTOR      NON-GUARANTOR
                              COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
BALANCE SHEET DATA           ----------    ------------    -------------    ------------    ----------
Assets
Current assets:
  Cash and cash
     equivalents...........  $      638     $    4,709      $   72,863                      $   78,210
  Marketable securities....                                     38,667                          38,667
  Accounts receivable......     733,669        102,482         482,816      $  (943,709)       375,258
  Inventories..............                    211,889         603,614                         815,503
  Committed metal
     positions.............                     16,124           3,194                          19,318
  Other assets.............      15,375          7,344         102,377                         125,096
                             ----------     ----------      ----------      -----------     ----------
Total current assets.......     749,682        342,548       1,303,531         (943,709)     1,452,052
Property, plant and
  equipment -- net.........                    135,672         596,342                         732,014
Goodwill and other
  intangible assets........                    166,542          46,672                         213,214
Intercompany receivables...     262,748          3,970       1,170,574       (1,437,292)
Investment in
  subsidiaries.............     908,483        522,939       2,029,173       (3,460,595)
Other assets...............      18,127         27,373          98,442                         143,942
                             ----------     ----------      ----------      -----------     ----------
Total assets...............  $1,939,040     $1,199,044      $5,244,734      $(5,841,596)    $2,541,222
                             ==========     ==========      ==========      ===========     ==========
Liabilities and
  stockholders' equity
Current liabilities:
  Current portion of
     long-term debt........  $   20,188                                                     $   20,188
  Accounts payable.........      38,146     $  365,410      $  359,124      $  (585,694)       176,986
  Hedged metal
     obligations...........                        752              63                             815
  Accrued income taxes.....       2,000                         21,539                          23,539
  Deferred income taxes....          46          1,208          72,462                          73,716
  Other accrued expenses...       9,071         17,740         100,667                         127,478
                             ----------     ----------      ----------      -----------     ----------
Total current
  liabilities..............      69,451        385,110         553,855         (585,694)       422,722
Long-term debt.............   1,300,507                                                      1,300,507
Deferred income taxes......        (451)                        76,817                          76,366
Other long-term
  liabilities..............                     15,664          81,866                          97,530
Intercompany payables......                    514,121       2,020,371       (2,534,492)
Minority interest..........                        445          74,119                          74,564
Stockholders' equity.......     569,533        283,704       2,437,706       (2,721,410)       569,533
                             ----------     ----------      ----------      -----------     ----------
Total liabilities and
  stockholders' equity.....  $1,939,040     $1,199,044      $5,244,734      $(5,841,596)    $2,541,222
                             ==========     ==========      ==========      ===========     ==========

                                                           DECEMBER 31, 2001
                                -----------------------------------------------------------------------
                                              COMBINED        COMBINED
                                  THE        GUARANTOR      NON-GUARANTOR
                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
INCOME STATEMENT DATA           --------    ------------    -------------    ------------    ----------
Net sales.....................                $827,948       $1,940,514       $(401,063)     $2,367,399
Cost of products sold.........                 762,997        1,670,866        (401,063)      2,032,800
                                --------      --------       ----------       ---------      ----------
                                                64,951          269,648                         334,599
Selling, general and
  administrative expense......  $    305        70,810           94,244                         165,359
                                --------      --------       ----------       ---------      ----------
Income (loss) from
  operations..................      (305)       (5,859)         175,404                         169,240
Interest expense..............   (61,272)      (20,348)         (67,938)         88,935         (60,623)
Interest income...............    21,873         1,022           69,516         (88,935)          3,476
Foreign exchange (loss)
  gain........................      (289)          324             (229)                           (194)
                                --------      --------       ----------       ---------      ----------
Income (loss) before income
  taxes and extraordinary
  item........................   (39,993)      (24,861)         176,753                         111,899
Income tax (benefit)
  expense.....................   (14,599)        8,267           34,047                          27,715
Minority interests............                                    5,820                           5,820
Equity in income of
  affiliates..................                                   (1,876)                         (1,876)
                                --------      --------       ----------       ---------      ----------
Income (loss) before
  extraordinary item..........   (25,394)      (33,128)         138,762                          80,240
Extraordinary item............    (4,600)                                                        (4,600)
                                --------      --------       ----------       ---------      ----------
Net (loss) income.............  $(29,994)     $(33,128)      $  138,762       $              $   75,640
                                ========      ========       ==========       =========      ==========

                                                          DECEMBER 31, 2001
                             ---------------------------------------------------------------------------
                                              COMBINED        COMBINED
                                 THE         GUARANTOR      NON-GUARANTOR
                               COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
      CASH FLOW DATA         -----------    ------------    -------------    ------------    -----------
Net cash (used in) provided
  by operating
  activities...............  $   (93,774)     $20,906         $131,165         $             $    58,297
Investing activities:
  Expenditures for property
     plant and equipment --
     net...................                   (17,842)         (90,689)                         (108,531)
  Acquisitions of
     businesses............   (1,168,423)                       21,766                        (1,146,657)
  Divestiture of
     businesses............      525,473                                                         525,473
                             -----------      -------         --------         --------      -----------
Net cash used in investing
  activities...............     (642,950)     (17,842)         (68,923)                         (729,715)
Financing activities:
  Dividend payments........      (12,494)                                                        (12,494)
  Long-term borrowings.....    1,648,751                                                       1,648,751
  Payments of long-term
     debt..................     (900,000)                                                       (900,000)
  Purchase of treasury
     stock.................       (5,331)                                                         (5,331)
  Proceeds from exercise of
     stock options.........        6,435                                                           6,435
                             -----------      -------         --------         --------      -----------
Net cash provided by
  financing activities.....      737,361                                                         737,361
Effect of exchange rate
  changes on cash and cash
  equivalents..............                       (49)          (1,166)                           (1,215)
                             -----------      -------         --------         --------      -----------
Increase in cash and cash
  equivalents..............          637        3,015           61,076                            64,728
Cash and cash equivalents
  at beginning of the
  year.....................            1        1,694           11,787                            13,482
                             -----------      -------         --------         --------      -----------
Cash and cash equivalents
  at end of the year.......  $       638      $ 4,709         $ 72,863         $             $    78,210
                             ===========      =======         ========         ========      ===========

                                                         DECEMBER 31, 2000
                             -------------------------------------------------------------------------
                                             COMBINED        COMBINED
                                THE         GUARANTOR      NON-GUARANTOR
                              COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
    BALANCE SHEET DATA       ----------    ------------    -------------    ------------    ----------
Assets
Current assets:
  Cash and cash
     equivalents...........  $        1      $  1,694       $   11,787                      $   13,482
  Accounts receivable......     254,116        80,054          198,844      $  (385,396)       147,618
  Inventories..............                   155,318          238,531                         393,849
  Other assets.............       9,999         8,759           38,034                          56,792
                             ----------      --------       ----------      -----------     ----------
Total current assets.......     264,116       245,825          487,196         (385,396)       611,741
Property, plant and
  equipment -- net.........                   119,201          366,151                         485,352
Goodwill and other
  intangible assets........                   171,538           20,525                         192,063
Intercompany receivables...     242,441                        983,173       (1,225,614)
Investment in
  subsidiaries.............     574,185        51,125        1,942,874       (2,568,184)
Other assets...............       3,244        16,535           48,527                          68,306
                             ----------      --------       ----------      -----------     ----------
Total assets...............  $1,083,986      $604,224       $3,848,446      $(4,179,194)    $1,357,462
                             ==========      ========       ==========      ===========     ==========
Liabilities and
  Stockholders' Equity
Current liabilities:
  Current portion of
     long-term debt........  $   20,750      $     29       $       86                      $   20,865
  Accounts payable.........       7,803       125,474          173,964      $  (203,671)       103,570
  Deferred income taxes....          57         3,676           34,043                          37,776
  Other accrued expenses...       7,336         5,672           32,036                          45,044
                             ----------      --------       ----------      -----------     ----------
Total current
  liabilities..............      35,946       134,851          240,129         (203,671)       207,255
Long-term debt.............     550,150           166              763                         551,079
Deferred income taxes......      (8,240)       10,076           27,280                          29,116
Other long-term
  liabilities..............                     7,298            7,035                          14,333
Intercompany payables......                   421,470        1,178,434       (1,599,904)
Minority interest..........                                     49,549                          49,549
Stockholders' equity.......     506,130        30,363        2,345,256       (2,375,619)       506,130
                             ----------      --------       ----------      -----------     ----------
Total liabilities and
  stockholders' equity.....  $1,083,986      $604,224       $3,848,446      $(4,179,194)    $1,357,462
                             ==========      ========       ==========      ===========     ==========

                                                              DECEMBER 31, 2000
                                      -----------------------------------------------------------------
                                                   COMBINED       COMBINED
                                        THE       GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    TOTAL
       INCOME STATEMENT DATA          --------   ------------   -------------   ------------   --------
Net sales...........................               $346,878       $705,347       $(164,482)    $887,743
Cost of products sold...............                283,681        554,678        (164,482)     673,877
                                      --------     --------       --------       ---------     --------
                                                     63,197        150,669                      213,866
Selling, general and administrative
  expense...........................  $  1,526       53,130         20,717                       75,373
                                      --------     --------       --------       ---------     --------
Income (loss) from operations.......    (1,526)      10,067        129,952                      138,493
Interest expense....................   (37,352)     (19,966)       (28,095)         45,584      (39,829)
Interest income.....................    22,630          212         25,177         (45,584)       2,435
Foreign exchange loss...............      (651)        (103)          (369)                      (1,123)
                                      --------     --------       --------       ---------     --------
Income (loss) before income taxes...   (16,899)      (9,790)       126,665                       99,976
Income tax (benefit) expense........    (5,795)      (5,276)        39,547                       28,476
                                      --------     --------       --------       ---------     --------
Net (loss) income...................  $(11,104)    $ (4,514)      $ 87,118       $             $ 71,500
                                      ========     ========       ========       =========     ========

                                                             DECEMBER 31, 2000
                                    -------------------------------------------------------------------
                                                  COMBINED       COMBINED
                                       THE       GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     TOTAL
          CASH FLOW DATA            ---------   ------------   -------------   ------------   ---------
Net cash provided by operating
  activities......................  $  19,869      $7,055        $ 54,032           $         $  80,956
Investing activities:
  Expenditures for property plant
     and equipment -- net.........                 (7,088)        (47,945)                      (55,033)
  Acquisitions of businesses......   (192,689)                                                 (192,689)
                                    ---------      ------        --------           --        ---------
Net cash used in investing
  activities......................   (192,689)     (7,088)        (47,945)                     (247,722)
Financing activities:
  Dividend payments...............    (10,491)                                                  (10,491)
  Long-term borrowings............    223,750                                                   223,750
  Payments of long-term debt......    (37,600)                                                  (37,600)
  Purchase of treasury stock......     (9,650)                                                   (9,650)
  Proceeds from exercise of stock
     options......................      6,811                                                     6,811
                                    ---------      ------        --------           --        ---------
Net cash provided by financing
  activities......................    172,820                                                   172,820
Effect of exchange rate changes on
  cash and cash equivalents.......                    (89)         (1,916)                       (2,005)
                                    ---------      ------        --------           --        ---------
Increase (decrease) in cash and
  cash equivalents................                   (122)          4,171                         4,049
Cash and cash equivalents at
  beginning of the year...........          1       1,816           7,616                         9,433
                                    ---------      ------        --------           --        ---------
Cash and cash equivalents at end
  of the year.....................  $       1      $1,694        $ 11,787           $         $  13,482
                                    =========      ======        ========           ==        =========

                                                              DECEMBER 31, 1999
                                      -----------------------------------------------------------------
                                                   COMBINED       COMBINED
                                        THE       GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    TOTAL
       INCOME STATEMENT DATA          --------   ------------   -------------   ------------   --------
Net sales...........................               $302,936       $311,546       $(107,527)    $506,955
Cost of products sold...............                239,823        215,154        (107,527)     347,450
                                      --------     --------       --------       ---------     --------
                                                     63,113         96,392                      159,505
Selling, general and administrative
  expense...........................  $    487       46,724         13,557                       60,768
                                      --------     --------       --------       ---------     --------
Income (loss) from operations.......      (487)      16,389         82,835                       98,737
Interest expense....................   (18,261)     (16,055)        (3,234)         18,469      (19,081)
Interest income.....................    18,722         (164)            92         (18,469)         181
Foreign exchange (loss) gain........      (807)       1,614           (351)                         456
                                      --------     --------       --------       ---------     --------
Income (loss) before income taxes...      (833)       1,784         79,342                       80,293
Income tax (benefit) expense........      (592)       4,778         20,282                       24,468
                                      --------     --------       --------       ---------     --------
Net (loss) income...................  $   (241)    $ (2,994)      $ 59,060       $             $ 55,825
                                      ========     ========       ========       =========     ========

                                                              DECEMBER 31, 1999
                                      -----------------------------------------------------------------
                                                   COMBINED       COMBINED
                                        THE       GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    TOTAL
           CASH FLOW DATA             --------   ------------   -------------   ------------   --------
Net cash provided by (used in)
  operating activities..............  $(59,719)    $ 17,675       $ 54,400           $         $ 12,356
Investing activities:
  Expenditures for property plant
     and equipment -- net...........                (17,806)       (52,344)                     (70,150)
  Acquisitions of businesses........    (1,765)                                                  (1,765)
                                      --------     --------       --------           --        --------
Net cash used in investing
  activities........................    (1,765)     (17,806)       (52,344)                     (71,915)
Financing activities:
  Dividend payments.................    (9,517)                                                  (9,517)
  Long-term borrowings..............    74,990          (55)          (127)                      74,808
  Payments of short-term debt.......    (2,000)                                                  (2,000)
  Purchase of treasury stock........    (4,744)                                                  (4,744)
  Proceeds from exercise of stock
     options........................     2,755                                                    2,755
                                      --------     --------       --------           --        --------
Net cash provided by (used in)
  financing activities..............    61,484          (55)          (127)                      61,302
Effect of exchange rate changes on
  cash and cash equivalents.........                     14            (74)                         (60)
                                      --------     --------       --------           --        --------
Increase (decrease) in cash and cash
  equivalents.......................                   (172)         1,855                        1,683
Cash and cash equivalents at
  beginning of the year.............         1        1,988          5,761                        7,750
                                      --------     --------       --------           --        --------
Cash and cash equivalents at end of
  the year..........................  $      1     $  1,816       $  7,616           $         $  9,433
                                      ========     ========       ========           ==        ========

P. SUBSEQUENT EVENT
On January 25, 2002, the Company completed its secondary offering of 4.025 million shares of common stock. The net offering proceeds of $225.7 million were used to repay outstanding indebtedness under the Company's credit facilities.

Q. QUARTERLY DATA (UNAUDITED)

                                                             QUARTER ENDED
                                 ---------------------------------------------------------------------
                                    MARCH 31           JUNE 30        SEPTEMBER 30       DECEMBER 31
                                 ---------------   ---------------   ---------------   ---------------
2001
Net sales......................         $235,642          $216,589          $833,276        $1,081,892
Gross profit...................           60,024            60,693            97,372           116,510
Income from operations.........           38,795            38,620            45,505            46,320
Income before extraordinary
  item.........................           19,632            20,165            20,474            19,969
Net income.....................           19,632            20,165            20,474            15,369
Basic net income per common
  share:
  Income before extraordinary
     item......................            $0.82             $0.84             $0.85             $0.83
  Net income per common
     share.....................            $0.82             $0.84             $0.85             $0.64
Diluted net income per common
  share:
  Income before extraordinary
     item......................            $0.81             $0.83             $0.84             $0.81
  Net income per common
     share.....................            $0.81             $0.83             $0.84             $0.63
Market price: high-low.........    55.200-46.250     63.980-49.400     66.700-49.000     67.000-54.000
Dividends paid per share.......            $0.13             $0.13             $0.13             $0.13

2000
Net sales......................         $148,285          $273,522          $233,384          $232,552
Gross profit...................           42,002            55,400            56,830            59,634
Income from operations.........           27,041            36,912            37,529            37,011
Net income.....................           15,150            18,428            18,627            19,295
Basic net income per common
  share........................            $0.63             $0.77             $0.78             $0.81
Diluted net income per common
  share........................            $0.63             $0.76             $0.77             $0.79
Market price: high-low.........    46.250-33.750     50.875-41.500     48.500-40.250     57.000-40.130
Dividends paid per share.......            $0.11             $0.11             $0.11             $0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no such changes or disagreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to directors of the Company contained under the heading "Election of Directors" on pages 2 through 4, inclusive, of the Company's Proxy Statement for the annual meeting of stockholders to be held on May 7, 2002, is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive compensation contained under the headings "Committees and Meetings of the Board of Directors" on page 9 and "Executive Compensation" on pages 10 and 11 of the Company's Proxy Statement for the annual meeting of stockholders to be held on May 7, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information relating to security ownership set forth under the heading "Security Ownership of Directors, Officers and Certain Beneficial Owners" on pages 7 and 8 of the Company's Proxy Statement for the annual meeting of stockholders to be held on May 7, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information relating to the related transactions set forth under the heading "Related Party Transactions" on page 15 of the Company's Proxy Statement for the annual meeting of stockholders to be held on May 7, 2002, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following consolidated financial statements of the Company are included in Part II Item 8:

          (1) The following Consolidated Financial Statements of OM Group, Inc. are filed as a separate section of this report:

                Consolidated Balance Sheets at December 31, 2001 and 2000 -- page 17.

                Statements of Consolidated Income for the years ended December 31, 2001, 2000 and 1999 -- page 18.

                Statements of Consolidated Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 -- page 19.

                Statements of Consolidated Cash Flows for the years ended December 31, 2001, 2000 and 1999 -- page 20.

                Notes to Consolidated Financial Statements -- pages 21 through
                45.

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

          (3) Exhibits

              The following exhibits are included in this Annual Report on Form 10-K:

             (3) Articles of Incorporation and by-laws

                    3.1     Amended and Restated Certificate of Incorporation of the      ++
                            Company
                    3.2     Amended and Restated Bylaws of the Company                    ++

             (4) Instruments defining rights of security holders, including indentures

                    4.1     Form of Common Stock Certificate of the Company               ++
                    4.2     Stockholder Rights Agreement dated as of November 5, 1996
                            between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company's Registration
                            Statement on Form S-4 (No. 333-84128)).
                    4.3     Indenture, dated as of December 12, 2001, among OM Group,
                            Inc., the Guarantors (as defined therein) and The Bank of
                            New York, as Trustee (incorporated by reference to Exhibit
                            4.3 to the Company's Registration Statement on Form S-1 (No.
                            333-74566)).
                    4.4     Purchase Agreement, dated as of December 7, 2001, among OM
                            Group, Inc., the Guarantors (as defined therein) and Credit
                            Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company's Registration
                            Statement on Form S-1 (No. 333-74566)).
                    4.5     Registration Rights Agreement, dated as of December 12,
                            2001, among OM Group, Inc., the Guarantors (as defined
                            therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined
                            therein) (incorporated by reference to Exhibit 4.5 to the
                            Company's Registration Statement on Form S-1 (No.
                            333-74566)).

                    4.6     Amended and Restated Credit Agreement, dated as of August
                            10, 2001, among OM Group, Inc., and OMG AG & Co. KG as
                            borrowers; the lending institutions named therein as
                            lenders; Credit Suisse First Boston as a lender, the
                            syndication agent, joint book running manager and a joint
                            lead arranger; National City Bank as a lender, the swingline lender, letter of credit issuer, administrative agent,
                            collateral agent, joint book running manager and a joint
                            lead arranger; and ABN Amro Bank N.V., Credit Lyonnais, New
                            York Branch, and KeyBank National Association, each as a
                            lender and documentation agent (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 2001 and incorporated herein by
                            reference).

             (10) Material Contracts

                   10.1     Technology Agreement among Outokumpu Oy, Outokumpu            ++
                            Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu
                            Harjavalta Metals Oy and Kokkola Chemicals Oy dated March
                            24, 1993.
                  *10.2     OM Group, Inc. Long-Term Incentive Compensation Plan.         ++
                  *10.3     Amendment to OM Group, Inc. Long-Term Incentive Compensation
                            Plan (filed as Exhibit 99(b) to the Company's Registration
                            Statement on Form S-8 filed on February 1, 1994, and
                            incorporated herein by reference).
                  *10.4     Amendment to OM Group, Inc. Long-Term Incentive Compensation
                            Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8
                            Registration Statement filed on July 3, 1996, and
                            incorporated herein by reference).
                  *10.5     Mooney Chemicals, Inc. Welfare Benefit Plan.                  ++
                  *10.6     Mooney Chemicals, Inc. Profit Sharing Plan.                   ++
                  *10.7     Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.      ++
                  *10.8     OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan, as
                            amended (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-84128)).
                  *10.9     OM Group, Inc. Benefit Restoration Plan, effective January
                            1, 1995 (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-84128)).
                 *10.10     Trust under OM Group, Inc. Benefit Restoration Plan,
                            effective January 1, 1995 (incorporated by reference to
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-4 (No. 333-84128)).
                 *10.11     Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration
                            Statement filed on July 3, 1996, and incorporated herein by reference).
                  10.12     OM Group, Inc. Non-employee Director's Equity Compensation
                            Plan (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-84128)).
                 *10.13     OM Group, Inc. Bonus Program for Key Executives and Middle
                            Management.
                 *10.14     Employment Agreement between Mooney Acquisition Corporation   ++
                            and James P. Mooney dated September 30, 1991.
                 *10.15     Amendment to Employment Agreement between OM Group, Inc. and  ++
                            James P. Mooney dated August 19, 1992.
                 *10.16     Employment Agreement between OM Group, Inc. and James M.      ++
                            Materna dated January 1, 1993.

                 *10.17     Employment Agreement between OM Group, Inc. and Michael J.
                            Scott (incorporated by reference to Exhibit 10.17 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-84128)).
                 +10.18     Joint Venture Agreement among OMG B.V., Groupe George
                            Forrest S.A., La Generale Des Carrieres Et Des Mines and OM
                            Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of the Congo
                            (filed as Exhibit to the Company's Annual Report on Form
                            10-K for the fiscal year ended December 31, 1997 and
                            incorporated herein by reference).
                 +10.19     Agreement for Sale of concentrate production between Kokkola
                            Chemicals Oy and La Generale Des Carriers Et Des Mines dated
                            April 21, 1997 (filed as Exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December 31,
                            1997 and incorporated herein by reference).
                 +10.20     Long term Slag Sales Agreement between la Generale Des
                            Carriers Et Des Mines and J.V. Groupement Pour Le Traitement
                            Du Terril De Lubumbashi (filed as an annex to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
                            reference).
                 +10.21     Long Term Cobalt Alloy Sales Agreement between J.V.
                            Groupement Pour Le Traitement Du Terril De Lubumbashi and
                            OMG Kokkola Chemicals Oy (filed as an annex to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
                            reference).
                 +10.22     Tolling Agreement between Groupement Pour Le Traitement Du
                            Terril De Lubumbashi and Societe De Traitement Due Terril De
                            Lubumbashi (filed as an annex to Exhibit 10.33 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997 and incorporated herein by
                            reference).
                 *10.23     OM Group, Inc. 1998 Long-Term Incentive Compensation Plan
                            (filed as Exhibit 10.31 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1998 and
                            incorporated herein by reference).
                 *10.24     Employment Agreement between OM Group, Inc. and Edward W.
                            Kissel dated June 1, 1999 (filed as Exhibit 10.30 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1999 and incorporated herein by
                            reference).
                 *10.25     Separation Agreement between OM Group, Inc. and Thomas E.
                            Fleming dated October 1, 1999 (filed as Exhibit 10.31 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1999 and incorporated herein by
                            reference).
                  10.26     Share Purchase Agreement as of February 23, 2000, by and
                            between Outokumpu Nickel B.V., Outokumpu Oyj, OM Group, Inc.
                            and OMG Kokkola Chemicals Holding B.V. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April
                            18, 2000 and incorporated herein by reference).
                  10.27     Lease agreement between Outokumpu Harjavalta Metals Oy and
                            Outokumpu Nickel Oy (filed as Exhibit to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 2001 and incorporated herein by reference).
                  10.28     Purchase Agreement (as amended and restated) as of August
                            10, 2001 by and between dmc(2) Degussa Metals Catalysts
                            Cerdec AG, Degussa AG and OM Group, Inc. (incorporated by
                            reference to Exhibit 2.1 to the Company's Current Report on
                            Form 8-K filed on August 24, 2001).

     10.29   Heads of Agreement as of April 23, 2001 between OM Group, Inc. and Ferro Corporation
             (incorporated by reference to Exhibit 2.2. to the Company's Current Report on Form 8-K
             filed on August 24, 2001).
     10.30   OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc.
             and Ferro Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current
             Report on Form 8-K filed on September 21, 2001).
         *   Indicate a management contract, executive compensation plan or arrangement.
         +   Portions of Exhibit have been omitted and filed separately with the Securities and
             Exchange Commission in reliance on Rule 24b-2 and the Company's request for confidential treatment.
        ++   These documents were filed as exhibits to the Company's Form S-1 Registration Statement
             (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

             (12) Computation of Ratio of Earnings to Fixed Charges

             (21) List of Subsidiaries

             (23) Consent of Ernst & Young LLP

             (24) Powers of Attorney

(b) The following report on Form 8-K was filed during the three months ended December 31, 2001:

          1. The Company's Current Report on Form 8-K/A filed with the Commission on December 3, 2001 regarding the Company's acquisition of dmc(2) Degussa Metals Catalysts Cerdec AG and disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc(2) Degussa Metals Catalysts Cerdec AG.

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

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----


       /s/ James P. Mooney*                   Chairman and Chief Executive Officer      March 29, 2002
------------------------------------------
           James P. Mooney

       /s/ Edward W. Kissel*                  President and Chief Operating Officer     March 29, 2002
------------------------------------------
           Edward W. Kissel

       /s/ Markku Toivanen*                   Director                                  March 29, 2002
------------------------------------------
           Markku Toivanen

       /s/ Lee R. Brodeur*                    Director                                  March 29, 2002
------------------------------------------
           Lee R. Brodeur

       /s/ Thomas R. Miklich*                 Director                                  March 29, 2002
------------------------------------------
           Thomas R. Miklich

       /s/ John E. Mooney*                    Director                                  March 29, 2002
------------------------------------------
           John E. Mooney

       /s/ Frank Butler*                      Director                                  March 29, 2002
------------------------------------------
           Frank Butler

       /s/ Katharine L. Plourde*              Director                                  March 29, 2002
------------------------------------------
           Katharine L. Plourde

       /s/ James M. Materna*                  Chief Financial Officer (Principal        March 29, 2002
------------------------------------------    Financial and Accounting Officer)
           James M. Materna

       /s/ James P. Mooney                                                              March 29, 2002
------------------------------------------
           James P. Mooney
           Attorney-in-Fact

* James P. Mooney, by signing his name hereto signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                  EXHIBIT INDEX

Exhibit No.         Exhibit
-----------         -------

12                  Computation of Ratio of Earnings to Fixed Charges

21                  List of Subsidiaries

23                  Consent of Ernst & Young LLP

24                  Powers of Attorney