Form 10-Q
period 2002-03-31
OM GROUP INC
filed 2002-05-10
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: Common Stock, $.01 Par Value - 28,182,726 shares.

 -----------------------------------------------------------------------------------------------------------------------------------------------------------------

INDEX
OM GROUP, INC.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets -- March 31, 2002 and December 31, 2001

Condensed statements of consolidated income -- Three months ended March 31, 2002 and 2001

Condensed statements of consolidated cash flows -- Three months ended March 31, 2002 and 2001

Notes to condensed consolidated financial statements -- March 31, 2002

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
(12) Computation of Ratio of Earnings to Fixed Charges

 ------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31,	December 31,
ASSETS	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$58,802	$78,210
Marketable securities	41,695	38,667
Accounts receivable	395,743	375,258
Inventories	803,594	815,503
Other current assets	155,041	144,414
Total Current Assets	1,454,875	1,452,052

PROPERTY, PLANT AND EQUIPMENT
Land	15,508	15,378
Buildings and improvements	226,131	219,666
Machinery and equipment	673,935	651,822
Furniture and fixtures	39,887	36,964
	955,461	923,830
Less accumulated depreciation	206,210	191,816
	749,251	732,014
OTHER ASSETS
Goodwill	180,402	180,402
Other intangible assets	32,416	32,812
Other assets	151,148	143,942
TOTAL ASSETS	$2,568,092 ======	$2,541,222 ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$21,904	$20,188
Accounts payable	174,460	176,986
Deferred income taxes	73,377	73,716
Other accrued expenses	141,706	151,832
Total Current Liabilities	411,447	422,722

LONG TERM LIABILITIES
Long-term debt	1,082,095	1,300,507
Deferred income taxes	76,479	76,366
Other long-term liabilities	94,536	97,530
Minority interests	77,232	74,564

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value:
Authorized 2,000,000 shares; no shares issued or outstanding
Common stock, $0.01 par value:
Authorized 60,000,000 shares; issued 28,185,085 shares
in 2002 and 24,143,267 shares in 2001	282	241
Capital in excess of par value	488,724	262,914
Retained earnings	337,573	316,796
Treasury stock (2,359 shares in 2002 and 2001, at cost)	(118)	(118)
Accumulated other comprehensive gain (loss)	3,476	(6,363)
Unearned compensation	(3,634)	(3,937)
Total Stockholders' Equity	826,303	569,533
	_______	_______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,568,092 ======	$2,541,222 ======

See notes to condensed Consolidated Financial Statements

------------------------------------------------------------------------------------------------------------------

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Net sales	$1,188,890	$235,642
Cost of products sold	1,072,253	175,618
	116,637	60,024
Selling, general and administrative expenses	64,693	21,229
INCOME FROM OPERATIONS	51,944	38,795

OTHER INCOME (EXPENSE)
Interest expense Interest income Foreign exchange loss	(18,637) 1,384 (639)	(11,558) 500 (548)
	(17,892)	(11,606)
INCOME BEFORE INCOME TAXES, MINORITY
INTERESTS AND EQUITY INCOME	34,052	27,189

Income taxes Minority interests Equity in income of affiliates	8,532 2,773 (621)	7,557
NET INCOME	$ 23,368 =====	$ 19,632 =====

Net income per common share Net income per common share - assuming dilution	$0.86 $0.85	$0.82 $0.81

Weighted average shares outstanding (000)
Net income per common share	27,109	23,889
Net income per common share - assuming dilution	27,567	24,336
Dividends paid per common share	$0.14	$0.13

See notes to condensed Consolidated Financial Statements

 --------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)
Three Months Ended
March 31,

	2002	2001

OPERATING ACTIVITIES

Net income	$ 23,368	$ 19,632
Items not affecting cash:
Depreciation and amortization	19,765	11,652
Foreign exchange loss	639	548
Deferred income taxes	113	267
Changes in operating assets and liabilities	(35,735)	(34,179)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,150	(2,080)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment, net	(32,780)	(21,574)
NET CASH USED IN INVESTING ACTIVITIES	(32,780)	(21,574)

FINANCING ACTIVITIES
Dividend payments	(3,946)	(3,109)
Long-term borrowings	9,112	21,319
Payments of long-term debt	(225,851)
Purchase of treasury stock		(3,059)
Proceeds from exercise of stock options	1,354	2,534
Issuance of common stock	225,851
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,520	17,685

Effect of exchange rate changes on cash and cash equivalents	(1,298)	277

Decrease in cash and cash equivalents	(19,408)	(5,692)

Cash and cash equivalents at beginning of period	78,210	13,482
	_____	_____
Cash and cash equivalents at end of period	$ 58,802 =====	$ 7,790 =====

See notes to condensed Consolidated Financial Statements

 --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Part I	Financial Information
Item 1	Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2002
(Thousands of dollars, except per share amounts)

Note A	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B	Acquisition and Secondary Equity Offering

On August 10, 2001, the Company acquired dmc[2] Degussa Metals Catalysts Cerdec (dmc2) for a purchase price of approximately $1.120 billion, including cash acquired and related financing and transaction costs. dmc[2] is a worldwide provider of metal-based functional materials for a wide variety of end markets. The acquisition of dmc[2] was financed through a combination of debt and equity and the sale of certain assets. On September 7, 2001, the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc[2] for a cash purchase price of $525.5 million. In both transactions, the purchase price is subject to working capital adjustments, which may ultimately impact the final purchase price.

The acquired assets and liabilities of dmc [2] are recorded at estimated fair values, as determined by the Company's management, based on information currently available, including its responsibility for any environmental or legal matters at the date of acquisition. Accordingly, the allocation of the purchase price to the acquired assets and liabilities of dmc[2] may be revised at a later date as fair value determinations are finalized, including appraisals of property, plant and equipment and intangible assets.

On January 25, 2002, the Company completed its secondary offering of 4.025 million shares of common stock. The net offering proceeds of $225.9 million were used to repay outstanding indebtedness under the Company's credit facilities.

Note C	New Accounting Pronouncement

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets". Upon adoption, the Company discontinued the amortization of goodwill recorded in connection with previous business combinations. First quarter 2002 results reflect a reduction in amortization expense for goodwill of $1,664 ($1,081 after-tax, or $0.04 per common share - assuming dilution). A reconciliation of net income and earnings per common share for the first quarter of 2001, as if SFAS No. 142 had been adopted as of the beginning of that year, follows:

	Three Months Ended
	March 31,
	2002	2001

Reported net income	$23,368	$19,632
Add back amortization of goodwill, net of tax		1,081
Adjusted net income	$23,368 =====	$20,713 =====
Reported net income per common share - assuming
dilution	$ 0.85	$ 0.81
Add back amortization of goodwill, net of tax		0.04
Adjusted net income per common share - assuming
dilution	$ 0.85 ====	$ 0.85 ====

SFAS No. 142 changes the accounting for goodwill and indefinite life intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. The Company is in the process of completing the initial impairment test for goodwill as of January 1, 2002, which must be completed by June 30, 2002.

A summary of goodwill and other intangible assets follows:

December 31, 2001
	Historical	Accumulated
	Costs	Amortization

Goodwill	$205,219 ======	$24,817 =====

Intangible assets subject to amortization	$43,253 =====	$10,441 =====

Expense related to intangible assets subject to amortization for the first quarter of 2002 was approximately $500. Estimated annual pretax amortization expense for intangible assets subject to amortization for each of the next five years is approximately $2,000 per year.

Note D	Inventories

	Inventories consist of the following:
		March 31,	December 31,
		2002	2001

	Raw Materials and supplies	$330,297	$335,706
	Finished goods	336,383	340,883
		666,680	676,589
	LIFO Reserve	136,914	138,914
	Total inventories	$803,594 ======	$815,503 ======

Note E	Contingent Matters

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

The following table sets forth the computation of net income per common share and net income per common share - assuming dilution (shares in thousands):

Three Months Ended
March 31,
	2002	2001

Net income	$23,368 =====	$19,632 =====

Weighted average number of shares outstanding	27,109	23,889

Dilutive effect of stock options	458	447

Weighted average number of shares outstanding -
assuming dilution	27,567 =====	24,336 =====
Net income per common share	$0.86 ====	$0.82 ====
Net income per common share - assuming dilution	$0.85 ====	$0.81 ====

Note G	Comprehensive Income
	Three Months Ended
	March 31,
	2002	2001

Net income	$23,368	$19,632
Unrealized gain on available-for-sale securities	1,968
Foreign currency translation	4,758	246
Cumulative effect of change in method of
accounting		(1,558)
Cash flow hedges	3,113	(2,233)
Total comprehensive income	$33,207 =====	$16,087 =====

Note H	Guarantor and Non-Guarantor Subsidiary Information

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

The Company's foreign subsidiaries are not guarantors of these Notes. The Company as presented below represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

March 31, 2002
Balance Sheet Data	The Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$ 7,762	$ 4,764	$ 46,276		$ 58,802
Marketable securities			41,695		41,695
Accounts receivable	783,879	127,231	511,774	$(1,027,141)	395,743
Inventories		166,071	637,523		803,594
Other assets	15,380	33,900	105,761		155,041
Total current assets	807,021	331,966	1,343,029	(1,027,141)	1,454,875

Property, plant and equipment - net		133,497	615,754		749,251
Goodwill and other intangible assets		166,146	46,672		212,818
Intercompany receivables	264,596		1,217,576	(1,482,172)
Investment in subsidiaries	948,975	522,939	2,101,621	(3,573,535)
Other assets	19,433	83,890	47,825		151,148
	_________	_________	_________	__________	_________
Total assets	$2,040,025 =======	$1,238,438 =======	$5,372,477 =======	$(6,082,848) ========	$2,568,092 =======

Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt	$ 21,875	$ 29			$ 21,904
Accounts payable	94,684	366,729	$ 378,812	$ (665,765)	174,460
Deferred income taxes	46	1,208	72,123		73,377
Other accrued expenses	15,473	7,822	118,411		141,706
Total current liabilities	132,078	375,788	569,346	(665,765)	411,447

Long-term debt	1,082,095				1,082,095
Deferred income taxes	(451)		76,930		76,479
Other long-term liabilities		15,901	78,635		94,536
Intercompany payables		561,030	2,022,835	(2,583,865)
Minority interest		438	76,794		77,232
Stockholders' equity	826,303	285,281	2,547,937	(2,833,218)	826,303
	_________	_________	_________	__________	_________
Total liabilities & stockholders' equity	$2,040,025 =======	$1,238,438 =======	$5,372,477 =======	$(6,082,848) ========	$2,568,092 =======

	March 31, 2002

Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Total

Net sales		$ 413,427	$ 821,446	$ (45,983)	$ 1,188,890
Cost of products sold		392,147	726,089	(45,983)	1,072,253
		21,280	95,357		116,637
Selling, general and administrative
expense	$ 499	19,621	44,573		64,693
Income (loss) from operations	(499)	1,659	50,784		51,944
Interest expense	(16,331)	(4,458)	(15,848)	18,000	(18,637)
Interest Income	4,617	285	14,482	(18,000)	1,384
Foreign exchange (loss) gain	(204)	546	(981)		(639)
Income (loss) before income taxes,
minority interests and equity income	(12,417)	(1,968)	48,437		34,052
Income tax (benefit) expense	(3,725)	(1,390)	13,647		8,532
Minority interests			2,773		2,773
Equity in income of affiliates			(621)		(621)
Net (loss) income	$ (8,692) ======	$ (578) ======	$ 32,638 =====	$ ======	$ 23,368 =====

	March 31, 2002

Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$ 604	$ 2,138	$ 5,408	$	$ 8,150
Investing activities:
Expenditures for property plant		(2,060)	(30,720)		(32,780)
and equipment - net
Net cash used in investing activities		(2,060)	(30,720)		(32,780)

Financing activities:
Dividend payments	(3,946)				(3,946)
Long-term borrowings	9,112				9,112
Payments of long-term debt	(225,851)				(225,851)
Issuance of common stock	225,851				225,851
Proceeds from exercise of stock
options	1,354				1,354
Net cash provided by financing
activities	6,520				6,520
Effect of exchange rate changes on
cash and cash equivalents		(23)	(1,275)		(1,298)
Increase (decrease) in cash and
cash equivalents	7,124	55	(26,587)		(19,408)
Cash and cash equivalents at
beginning of the year	638	4,709	72,863	_______	78,210
Cash and cash equivalents at end of
the year	$ 7,762 =====	$ 4,764 =====	$ 46,276 ======	$ =====	$ 58,802 ======

	March 31, 2001

Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Total

Net sales		$82,327	$201,507	$(48,192)	$235,642
Cost of products sold		64,489	159,321	(48,192)	175,618
		17,838	42,186		60,024
Selling, general and administrative
expense	$2,757	11,604	6,868		21,229
Income (loss) from operations	(2,757)	6,234	35,318		38,795
Interest expense	(11,506)	(4,057)	(18,232)	22,237	(11,558)
Interest income	4,253	185	18,299	(22,237)	500
Foreign exchange (loss) gain	(346)	286	(488)		(548)
Income (loss) before income taxes	(10,356)	2,648	34,897		27,189
Income tax (benefit) expense	(3,013)	795	9,775		7,557
Net (loss) income	$(7,343) ======	$1,853 =====	$25,122 =====	$ ======	$19,632 ======

	March 31, 2001

Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Eliminations	Total

Net cash provided by (used in)
operating activities	$(17,766)	$1,104	$14,582	$	$(2,080)
Investing activities:
Expenditures for property plant
and equipment - net		(1,773)	(19,801)		(21,574)
Net cash used in investing activities		(1,773)	(19,801)		(21,574)

Financing activities:
Dividend payments	(3,109)				(3,109)
Long-term borrowings	21,400	(29)	(52)		21,319
Purchase of treasury stock	(3,059)				(3,059)
Proceeds from exercise of stock
options	2,534				2,534
Net cash provided by (used in) financing
activities	17,766	(29)	(52)		17,685
Effect of exchange rate changes on
cash and cash equivalents		22	255		277
Decrease in cash and
cash equivalents		(676)	(5,016)		(5,692)
Cash and cash equivalents at
beginning of the year	1	1,694	11,787	_______	13,482
Cash and cash equivalents at end of
the year	$1 =====	$1,018 =====	$6,771 =====	$ =====	$7,790 =====

Note I	Business Segment Information

	March 31,
	2002	2001
Net Sales
Base metal chemistry	$ 196,292	$235,642
Precious metal chemistry	382,940
Metal management	609,658
Total Net Sales	$1,188,890 =======	$235,642 ======

Operating Profit
Base metal chemistry	$ 33,221	$ 43,615
Precious metal chemistry	20,499
Metal management	4,204
Total Operating Profit	57,924	43,615

Interest expense, net	(17,253)	(11,058)
Foreign exchange loss	(639)	(548)
Corporate and other	(5,980)	(4,820)
Income before income taxes, minority
interests and equity income	34,052	27,189

Income taxes	8,532	7,557
Minority interests	2,773
Equity in income of affiliates	(621)
	_________	________
Net Income	$ 23,368 =======	$ 19,632 ======

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales for the three months ended March 31, 2002 were $1,188.9 million, an increase of 404.5% compared to the same period for 2001. The increase was primarily the result of the acquisition of dmc[2] Degussa Metals Catalysts Cerdec (dmc2) in August 2001, partially offset by a decline in the Company's base metal chemistry segment due to lower metal prices.

Gross profit increased to $116.6 million for the three month period ended March 31, 2002, a 94.3% increase over the same period in 2001. The increase in gross profit was due to the acquisition of dmc[2]. Cost of products sold increased to $1,072.3 million from $175.6 million, or to 90.2% from 74.5% of net sales, primarily as a result of the acquisition of dmc[2] with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $43.5 million in the three-month period ended March 31, 2002, from the same period in 2001, resulting primarily from the acquisition of dmc[2].

Other expense - net was $17.9 million for the three month period ended March 31, 2002, an increase of 54.2% from the third quarter of 2001, due primarily to increased interest expense associated with the additional debt to finance the acquisition of dmc[2].

Income taxes as a percentage of income before income taxes, minority interests and equity in income of affiliates, were 25.1% compared to 27.8% in the same period in 2001. The decrease in the effective rate in 2002 compared to 2001 is due primarily to the positive impact in 2002 of the tax holidays in South Africa and Brazil, which are related to businesses purchased in August 2001 as part of the dmc[2] acquisition. The effective tax rate is lower than the U.S. statutory tax rate due to higher income earned in the relatively low statutory tax country of Finland and tax holidays in South Africa, Malaysia and Brazil.

Net income for the three-month period ended March 31, 2002 was $23.4 million, an increase of $3.7 million from the same period in 2001, due to the aforementioned factors.

Base metal chemistry segment

The base metal chemistry segment includes the cobalt, nickel, copper and other base metal chemistry manufacturing businesses, which comprised the historical businesses of the Company prior to the acquisition of dmc[2].

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

Market Price Ranges per Pound
Three Months Ended March 31,
	2002	2001
Cobalt - 99.3% Grade	$6.40 to $7.30	$10.16 to $12.35
Nickel	$2.63 to $3.03	$ 2.71 to $ 3.28
Copper	$0.67 to $0.76	$ 0.77 to $ 0.85

The following information summarizes the physical volumes of products sold by the base metal chemistry segment:
	Three Months Ended March 31,		Percentage
(in millions of pounds)	2002	2001	Change
Organics	22.3	18.6	19.9%
Inorganics	24.6	26.0	-5.4%
Powders	10.3	12.2	-15.6%
Metals	35.2	30.0	17.3%
	92.4 ===	86.8 ===	6.5%

Operating profit for the three months ended March 31, 2002 was $33.2 million, a decrease of 24% compared to the same period for 2001. The decline was primarily the result of lower metal prices resulting in lower refining profits. Net sales were $196.3 million, a decline of 17% resulting principally from lower selling prices, as cobalt, nickel and copper raw material market prices decreased compared to the same period in 2001. Physical sales volumes were up overall by approximately 6.5%, reflecting an increase in metals sales of copper cathode to the continuous cast rod, brass mill and plating customers in Europe and North America; overall strength in organics sales to synthetic fiber and petrochemical catalyst customers; offset by slow inorganic sales to the electronics industry and slow powder sales to the automotive and hard metal tool industries.

Precious metal chemistry segment

The precious metal chemistry segment includes the platinum group and other precious metals manufacturing businesses that were acquired in the dmc[2] acquisition. This segment develops, produces and markets specialty chemicals and related materials, predominantly from the platinum group and precious metals such as platinum, palladium, rhodium, gold and silver. This segment also offers a variety of refining and processing services to users of precious metals. Operating profit was $20.5 million for the period, primarily as a result of strong sales of auto catalysts, representing a continuing trend of growth in this area. Net sales were $ 382.9 million.

Metal management segment

The metal management segment was acquired in the dmc[2] acquisition. This segment acts as a metal sourcing operation for both the Company's precious metal chemistry segment and non-affiliated customers, primarily procuring precious metals. Metal management centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses. Operating profit was $4.2 million for the period and primarily reflects normal precious metal market activity for customers of the manufacturing business. Net sales were $609.7 million.

Liquidity and Capital Resources

During the three month period ended March 31, 2002, the Company's net working capital increased by approximately $14.1 million. This increase was primarily the result of an increase in accounts receivables due to higher pricing and sales in March 2002 compared to December 2001. Capital expenditures in 2002 were primarily related to capacity expansions at the Company's base metal chemistry facilities in Finland and at various precious metal chemistry locations. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company's revolving credit facility.

On January 25, 2002, the Company completed its secondary offering of 4.025 million shares of common stock. The net offering proceeds of $225.9 million were used to repay outstanding indebtedness under the Company's credit facilities.

During April 2002, the Company also completed the registration of the $400 million offering of 9.25% senior subordinated notes due 2011, originally issued on December 12, 2001 under Rule 144A.

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

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This report contains statements that the Company believes may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company's control and could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements can be found in this report.

Important facts that may affect the Company's expectations, estimates or projections include:

  the price and supply of raw materials, particularly cobalt, copper, nickel, platinum, palladium, rhodium, gold and silver;
  the demand for metal-based specialty chemicals and products in the Company's markets;
  the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;
  the effects of the substantial debt we have incurred in connection with the Company's acquisition of the operations of dmc[2] and the Company's ability to refinance or repay that debt; and the effect of fluctuations in currency exchange rates on the Company's international operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, "Qualitative and Quantitative Disclosure About Market Risk", of the Company's 2001 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2002.

------------------------------------------------------------------------------------------------------------------

Part II	Other Information
Item 6	Exhibits and Reports on Form 8-K

The following exhibits are included herein:
(12) Computation of Ratio of Earnings to Fixed Charges

There were no reports on Form 8-K filed during the three months ended March 31, 2002.

 ------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2002	OM GROUP, INC.

/s/ James M. Materna
James M. Materna
Chief Financial Officer
(Duly authorized signatory of OM Group, Inc.)

 ------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Exhibit 12

Computation of Ratio of Earnings to Fixed Charges

(all amounts except ratios are show in millions)
	March 31,	December 31,
	2002	2001
Income before income taxes, minority interests, equity income and extraordinary item	$ 34.1	$ 111.9
Add (deduct) earnings of less than 50% owned affiliates (net of distributed earnings) included in pretax income
Add losses of less than 50% owned affiliates included in pretax income
Add fixed charges net of capitalized interest	20.4	69.9
Add previously capitalized interest amortized during the period	0.1	0.1
Earnings	$ 54.6	$ 181.9
Gross interest expense including capitalized interest (fixed charges)	$20.4	$80.2
Ratio of earnings to fixed charges	2.7	2.3