Form 10-Q
period 2002-06-30
OM GROUP INC
filed 2002-08-12
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission File Number 0-22572

OM GROUP, INC.

(exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification Number)

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

Yes       X                  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2002: Common Stock, $0.01 Par Value – 28,182,726 shares.

INDEX
OM GROUP, INC.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets – June 30, 2002 and December 31, 2001

Condensed statements of consolidated income – Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001

Condensed statements of consolidated cash flows — Six months ended June 30, 2002 and 2001

Notes to condensed consolidated financial statements – June 30, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Part II.	Other Information

Item 1.	Legal Proceedings — Not applicable

Item 2.	Changes in Securities and Use of Proceeds — Not applicable

Item 3.	Defaults Upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

	(4)	Instruments defining rights of security holders, including indentures – Second Amended and Restated Credit Agreement, dated as of June 28, 2002

	(10)	Employment Agreement of Thomas R. Miklich

	(12)	Computation of Ratio of Earnings to Fixed Charges

	(99.1)	Certification of James P. Mooney

	(99.2)	Certification of Thomas R. Miklich

Part I	Financial Information

Item 1	Financial Statements

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$36,068	$78,210

Marketable securities	44,577	38,667

Accounts receivable	449,315	375,258

Inventories	795,439	815,503

Other current assets	149,149	144,414

Total Current Assets	1,474,548	1,452,052

PROPERTY, PLANT AND EQUIPMENT

Land	15,508	15,378

Buildings and improvements	228,395	219,666

Machinery and equipment	705,537	651,822

Furniture and fixtures	40,115	36,964

	989,555	923,830

Less accumulated depreciation	222,604	191,816

	766,951	732,014

OTHER ASSETS

Goodwill	185,468	180,402

Other intangible assets	49,529	46,689

Other assets	135,369	130,065

TOTAL ASSETS	$2,611,865	$2,541,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$4,500	$20,188

Accounts payable	179,749	176,986

Deferred income taxes	71,701	73,716

Other accrued expenses	159,487	151,832

Total Current Liabilities	415,437	422,722

LONG -TERM LIABILITIES

Long-term debt	1,080,438	1,300,507

Deferred income taxes	79,573	76,366

Other long-term liabilities	103,344	97,530

Minority interests	80,800	74,564

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:

Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $0.01 par value:

Authorized 60,000,000 shares; issued 28,185,085 shares in 2002 and 24,143,267 shares in 2001	282	241

Capital in excess of par value	490,631	262,914

Retained earnings	360,466	316,796

Treasury stock (2,359 shares in 2002 and 2001, at cost)	(118)	(118)

Accumulated other comprehensive income (loss)	6,203	(6,363)

Unearned compensation	(5,191)	(3,937)

Total Stockholders’ Equity	852,273	569,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,611,865	$2,541,222

See notes to condensed Consolidated Financial Statements

Part I	Financial Information

Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$1,261,629	$216,589	$2,450,519	$452,231

Cost of products sold	1,138,548	155,896	2,210,801	331,514

	123,081	60,693	239,718	120,717

Selling, general and administrative expenses	68,172	22,073	132,865	43,302

INCOME FROM OPERATIONS	54,909	38,620	106,853	77,415

OTHER INCOME (EXPENSE)

Interest expense	(19,250)	(10,990)	(37,887)	(22,548)

Interest and dividend income	3,850	305	5,234	805

Foreign exchange loss	(500)	(197)	(1,139)	(745)

	(15,900)	(10,882)	(33,792)	(22,488)

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY INCOME	39,009	27,738	73,061	54,927

Income taxes	10,319	7,573	18,851	15,130

Minority interests	3,700		6,473

Equity in income of affiliates	(511)		(1,132)

NET INCOME	$25,501	$20,165	$48,869	$39,797

Net income per common share	$0.90	$0.84	$1.76	$1.66

Net income per common share — assuming dilution	$0.89	$0.83	$1.74	$1.63

Weighted average shares outstanding (000)

Net income per common share	28,253	23,938	27,696	23,931

Net income per common share — assuming dilution	28,706	24,440	28,151	24,405

Dividends paid per common share	$0.14	$0.13	$0.28	$0.26

See notes to condensed Consolidated Financial Statements

Part I	Financial Information

Item 1	Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES

Net income	$48,869	$39,797

Items not affecting cash:

Depreciation and amortization	39,938	23,829

Foreign exchange loss	1,139	745

Deferred income taxes	(71)	33

Minority interests	6,473

Equity in income of affiliates	(1,132)

Changes in operating assets and liabilities	(52,926)	(62,432)

NET CASH PROVIDED BY OPERATING ACTIVITIES	42,290	1,972

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net	(64,374)	(41,575)

Investments in unconsolidated joint venture	(994)	(4,000)

NET CASH USED IN INVESTING ACTIVITIES	(65,368)	(45,575)

FINANCING ACTIVITIES

Dividend payments	(7,915)	(6,221)

Long-term borrowings	9,994	56,178

Payments of long-term debt	(245,851)	(9,750)

Purchases of treasury stock		(5,080)

Issuance of common stock	225,851

Proceeds from exercise of stock options	2,716	4,517

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,205)	39,644

Effect of exchange rate changes on cash and cash equivalents	(3,859)	(176)

Decrease in cash and cash equivalents	(42,142)	(4,135)

Cash and cash equivalents at beginning of period	78,210	13,482

Cash and cash equivalents at end of period	$36,068	$9,347

See notes to condensed Consolidated Financial Statements

Part I	Financial Information

Item 1	Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2002
(Thousands of dollars, except per share amounts)

Note A	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts for the prior year have been reclassified to conform to the current year presentation.

Note B	Acquisitions and Secondary Equity Offering

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

The acquired assets and liabilities of dmc[2] are recorded at estimated fair values, as determined by the Company’s management, based on information currently available, including its responsibility for any environmental or legal matters at the date of acquisition. Accordingly, the allocation of the purchase price to the acquired assets and liabilities of dmc[2] may be revised at a later date as fair value determinations are finalized, including appraisals of property, plant and equipment and intangible assets.

In April 2000, the Company acquired Outokumpu Nickel Oy for a purchase price of $188.1 million, including related financing and transaction costs. During June 2002, the Company resolved certain matters with the seller related to the net assets acquired, the result of which was a reduction in the original purchase price of approximately $1.1 million. Goodwill associated with this acquisition has been reduced accordingly.

On January 25, 2002, the Company completed its secondary offering of 4.025 million shares of common stock. The net offering proceeds of $225.9 million were used to repay outstanding indebtedness under the Company’s credit facilities.

Note C	New Accounting Pronouncement – Adoption of SFAS No. 142

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142 “Goodwill and Other Intangible Assets”. Upon adoption, the Company discontinued the amortization of goodwill recorded in connection with previous business combinations. A reconciliation of net income and earnings per common share for the three months and six months ended June 30, 2001, as if SFAS No. 142 had been adopted as of the beginning of that year, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income	$25,501	$20,165	$48,869	$39,797

Add back amortization of goodwill		1,664		3,328

Adjusted net income	$25,501	$21,829	$48,869	$43,125

Reported net income per common share – assuming dilution	$0.89	$0.83	$1.74	$1.63

Add back amortization of goodwill		.06		.14

Adjusted net income per common share – assuming dilution	$0.89	$0.89	$1.74	$1.77

SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. The Company has completed the required initial impairment test for goodwill as of January 1, 2002, which indicated that there was no impairment of goodwill as of that date.

A summary of goodwill and other intangible assets follows:

	June 30, 2002		December 31, 2001

	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$210,285	$24,817	$205,219	$24,817

Other intangible assets, primarily patents	$61,534	$12,005	$57,130	$10,441

All of the Company’s other intangible assets have finite lives and will continue to be amortized over their useful lives. Amortization expense related to other intangible assets for the first six months of 2002 was approximately $1,600. Estimated annual pretax amortization expense for intangible assets amortization for each of the next five years is approximately $3,200 per year.

Note D	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2002	2001

Raw materials and supplies	$325,937	$335,706

Finished goods	335,590	340,883

	661,527	676,589

LIFO reserve	133,912	138,914

Total inventories	$795,439	$815,503

Note E	Contingent Matters

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

Note F	Computation of Net Income per Common Share

The following table sets forth the computation of net income per common share and net income per common share — assuming dilution (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$25,501	$20,165	$48,869	$39,797

Weighted average number of shares outstanding	28,253	23,938	27,696	23,931

Dilutive effect of stock options	453	502	455	474

Weighted average number of shares outstanding – assuming dilution	28,706	24,440	28,151	24,405

Net income per common share	$0.90	$0.84	$1.76	$1.66

Net income per common share – assuming dilution	$0.89	$0.83	$1.74	$1.63

Note G	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$25,501	$20,165	$48,869	$39,797

Unrealized loss on available-for-sale securities	(2,869)		(901)

Foreign currency translation	4,363	(251)	9,121	(5)

Unrealized gain (loss) on cash flow hedges	1,233	(611)	4,346	(2,844)

Cumulative effect of adoption of FAS 133				(1,558)

Total comprehensive income	$28,228	$19,303	$61,435	$35,390

Note H	Guarantor and Non-Guarantor Subsidiary Information

In December 2001, the Company issued $400 million in aggregate principal amount of 9.25% Senior Subordinated Notes due 2011 (the “Notes”). These Notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. The guarantees are full, unconditional and joint and several.

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	June 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Balance Sheet Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$1,093	$4,900	$30,075		$36,068

Marketable securities			44,577		44,577

Accounts receivable	773,263	128,998	728,325	$(1,181,271)	449,315

Inventories		154,386	641,053		795,439

Other current assets	15,384	26,399	107,366		149,149

Total current assets	789,740	314,683	1,551,396	(1,181,271)	1,474,548

Property, plant and equipment – net		130,689	636,262		766,951

Goodwill and other intangible assets		166,942	68,055		234,997

Intercompany receivables	265,783		1,172,281	(1,438,064)

Investment in subsidiaries	985,999	522,939	2,096,357	(3,605,295)

Other assets	24,844	27,749	82,776		135,369

Total assets	$2,066,366	$1,163,002	$5,607,127	$(6,224,630)	$2,611,865

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$4,500				$4,500

Accounts payable	128,173	$350,587	$408,726	$(707,737)	179,749

Deferred income taxes	46	1,208	70,447		71,701

Other accrued expenses	1,387	6,228	151,872		159,487

Total current liabilities	134,106	358,023	631,045	(707,737)	415,437

Long-term debt	1,080,438				1,080,438

Deferred income taxes	(451)		80,024		79,573

Other long-term liabilities		16,140	87,204		103,344

Intercompany payables		585,916	2,065,914	(2,651,830)

Minority interests		442	80,358		80,800

Stockholders’ equity	852,273	202,481	2,662,582	(2,865,063)	852,273

Total liabilities and stockholders’ equity	$2,066,366	$1,163,002	$5,607,127	$(6,224,630)	$2,611,865

	December 31, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Balance Sheet Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$638	$4,709	$72,863		$78,210

Marketable securities			38,667		38,667

Accounts receivable	733,669	102,482	482,816	$(943,709)	375,258

Inventories		211,889	603,614		815,503

Other current assets	15,375	23,468	105,571		144,414

Total current assets	749,682	342,548	1,303,531	(943,709)	1,452,052

Property, plant and equipment – net		135,672	596,342		732,014

Goodwill and other intangible assets		166,542	60,549		227,091

Intercompany receivables	262,748	3,970	1,170,574	(1,437,292)

Investment in subsidiaries	908,483	522,939	2,029,173	(3,460,595)

Other assets	18,127	27,373	84,565		130,065

Total assets	$1,939,040	$1,199,044	$5,244,734	$(5,841,596)	$2,541,222

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$20,188				$20,188

Accounts payable	38,146	$365,410	$359,124	$(585,694)	176,986

Deferred income taxes	46	1,208	72,462		73,716

Other accrued expenses	11,071	18,492	122,269		151,832

Total current liabilities	69,451	385,110	553,855	(585,694)	422,722

Long-term debt	1,300,507				1,300,507

Deferred income taxes	(451)		76,817		76,366

Other long-term liabilities		15,664	81,866		97,530

Intercompany payables		514,121	2,020,371	(2,534,492)

Minority interests		445	74,119		74,564

Stockholders’ equity	569,533	283,704	2,437,706	(2,721,410)	569,533

Total liabilities and stockholders’ equity	$1,939,040	$1,199,044	$5,244,734	$(5,841,596)	$2,541,222

	Three Months Ended June 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$396,678	$926,687		$(61,736)	$1,261,629

Cost of products sold		377,238	823,046		(61,736)	1,138,548

		19,440	103,641			123,081

Selling, general and administrative expenses		18,684	49,488			68,172

Income (loss) from operations		756	54,153			54,909

Interest expense	$(17,628)	(4,216)	(12,771)		15,365	(19,250)

Interest and dividend income	3,547	147	15,521		(15,365)	3,850

Foreign exchange (loss) gain	717	(543)	(674)			(500)

Income (loss) before income taxes, minority interests and equity income	(13,364)	(3,856)	56,229			39,009

Income tax (benefit) expense	(2,419)	(1,156)	13,894			10,319

Minority interests			3,700			3,700

Equity in income of affiliates			(511)			(511)

Net (loss) income	$(10,945)	$(2,700)	$39,146	$		$25,501

	Three Months Ended June 30, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$74,183	$185,559		$(43,153)	$216,589

Cost of products sold		55,263	143,786		(43,153)	155,896

		18,920	41,773			60,693

Selling, general and administrative expenses		11,582	10,491			22,073

Income (loss) from operations		7,338	31,282			38,620

Interest expense	$(10,960)	(3,591)	(18,970)		22,531	(10,990)

Interest and dividend income	3,805	219	18,812		(22,531)	305

Foreign exchange (loss) gain	(151)	39	(85)			(197)

Income (loss) before income taxes, minority interests and equity income	(7,306)	4,005	31,039			27,738

Income tax (benefit) expense	(1,869)	1,202	8,240			7,573

Net (loss) income	$(5,437)	$2,803	$22,799	$		$20,165

	Six Months Ended June 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$810,105	$1,748,133		$(107,719)	$2,450,519

Cost of products sold		769,385	1,549,135		(107,719)	2,210,801

		40,720	198,998			239,718

Selling, general and administrative expenses		38,804	94,061			132,865

Income (loss) from operations		1,916	104,937			106,853

Interest expense	$(33,957)	(8,675)	(28,620)		33,365	(37,887)

Interest and dividend income	8,164	432	30,003		(33,365)	5,234

Foreign exchange (loss) gain	512	4	(1,655)			(1,139)

Income (loss) before income taxes, minority interests and equity income	(25,281)	(6,323)	104,665			73,061

Income tax (benefit) expense	(6,794)	(1,896)	27,541			18,851

Minority interests			6,473			6,473

Equity in income of affiliates			(1,132)			(1,132)

Net (loss) income	$(18,487)	$(4,427)	$71,783	$		$48,869

	Six Months Ended June 30, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$156,510	$387,066		$(91,345)	$452,231

Cost of products sold		119,752	303,107		(91,345)	331,514

		36,758	83,959			120,717

Selling, general and administrative expenses		25,942	17,360			43,302

Income (loss) from operations		10,816	66,599			77,415

Interest expense	$(22,466)	(7,648)	(37,202)		44,768	(22,548)

Interest and dividend income	8,058	404	37,111		(44,768)	805

Foreign exchange (loss) gain	(497)	325	(573)			(745)

Income (loss) before income taxes, minority interests and equity income	(14,905)	3,897	65,935			54,927

Income tax (benefit) expense	(4,054)	1,169	18,015			15,130

Net (loss) income	$(10,851)	$2,728	$47,920	$		$39,797

	Six Months Ended June 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Cash Flow Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$15,660	$1,452	$25,178		$42,290

Investing activities:

Expenditures for property, plant and equipment – net		(1,427)	(62,947)		(64,374)

Investments in unconsolidated joint venture			(994)		(994)

Net cash used in investing activities		(1,427)	(63,941)		(65,368)

Financing activities:

Dividend payments	(7,915)				(7,915)

Long-term borrowings	9,994				9,994

Payments of long-term debt	(245,851)				(245,851)

Issuance of common stock	225,851				225,851

Proceeds from exercise of stock options	2,716				2,716

Net cash used in financing activities	(15,205)				(15,205)

Effect of exchange rate changes on cash and cash equivalents		166	(4,025)		(3,859)

Increase (decrease) in cash and cash equivalents	455	191	(42,788)		(42,142)

Cash and cash equivalents at beginning of period	638	4,709	72,863		78,210

Cash and cash equivalents at end of period	$1,093	$4,900	$30,075	$	$36,068

	Six Months Ended June 30, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Cash Flow Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$(39,644)	$6,013	$35,603		$1,972

Investing activities:

Expenditures for property plant and equipment – net		(5,749)	(35,826)		(41,575)

Investment in unconsolidated joint ventures			(4,000)		(4,000)

Net cash used in investing activities		(5,749)	(39,826)		(45,575)

Financing activities:

Dividend payments	(6,221)				(6,221)

Long-term borrowings	56,178				56,178

Payments of long-term debt	(9,750)				(9,750)

Purchases of treasury stock	(5,080)				(5,080)

Proceeds from exercise of stock options	4,517				4,517

Net cash provided by financing activities	39,644				39,644

Effect of exchange rate changes on cash and cash equivalents		(22)	(154)		(176)

Increase (decrease) in cash and cash equivalents		242	(4,377)		(4,135)

Cash and cash equivalents at beginning of period	1	1,694	11,787		13,482

Cash and cash equivalents at end of period	$1	$1,936	$7,410	$	$9,347

Note I	Business Segment Information

The Company operates in three business segments: base metal chemistry, precious metal chemistry and metal management.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Sales

Base metal chemistry	$215,320	$216,589	$411,612	$452,231

Precious metal chemistry	361,413		744,353

Metal management	746,146		1,412,867

Inter-segment	(61,250)		(118,313)

Total Net Sales	$1,261,629	$216,589	$2,450,519	$452,231

Operating Profit

Base metal chemistry	$36,651	$42,573	$69,872	$86,188

Precious metal chemistry	23,374		43,873

Metal management	2,210		6,414

Total Operating Profit	62,235	42,573	120,159	86,188

Interest expense, net	(15,400)	(10,685)	(32,653)	(21,743)

Corporate and other	(7,326)	(3,953)	(13,306)	(8,773)

Foreign exchange loss	(500)	(197)	(1,139)	(745)

Income before income taxes, minority interests and equity income	39,009	27,738	73,061	54,927

Income taxes	10,319	7,573	18,851	15,130

Minority interests	3,700		6,473

Equity in income of affiliates	(511)		(1,132)

Net income	$25,501	$20,165	$48,869	$39,797

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales for the three months ended June 30, 2002 were $1.262 billion, an increase of 482.5% compared to the same period in 2001. The increase was the result of the acquisition of dmc[2] Degussa Metals Catalysts Cerdec (dmc2) in August 2001 and higher physical sales volumes in the base metal chemistry segment, partially offset by a decline in the Company’s selling prices in the base metal chemistry segment due to lower cobalt prices.

Gross profit increased to $123.1 million for the three month period ended June 30, 2002, a 102.8% increase over the same period in 2001. The increase in gross profit was due to the acquisition of dmc[2]. Cost of products sold increased to $1.139 billion from $155.9 million, or to 90.2% from 72.0% of net sales, primarily as a result of the acquisition of dmc[2] with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $46.1 million in the three month period ended June 30, 2002, from the same period in 2001, resulting primarily from the acquisition of dmc[2].

Other expense – net was $15.9 million for the three month period ended June 30, 2002, compared to $10.9 million for the same period in 2001, due primarily to increased interest expense associated with the additional debt to finance the acquisition of dmc[2] , partially offset by the receipt of a $2.2 million dividend from an investment in marketable equity securities.

Income taxes as a percentage of income before income taxes, minority interests and equity income were 26.5% compared to 27.3% in the same period in 2001. The effective tax rate in 2002 is lower than the corresponding rate in 2001 due primarily to tax holidays in South Africa and Brazil that relate to former dmc[2] operations acquired in August 2001. The overall effective tax rate is lower than the U.S. statutory tax rate due to income earned in the relatively low statutory tax country of Finland and tax holidays in South Africa, Brazil and Malaysia.

Net income for the three month period ended June 30, 2002 was $25.5 million, an increase of $5.3 million from the same period in 2001, due to the aforementioned factors.

Base metal chemistry segment
The base metal chemistry segment includes the cobalt, nickel, copper and other base metal chemistry manufacturing businesses, which comprised the historical businesses of the Company prior to the acquisition of dmc[2].

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

Market Price Ranges per Pound
Three Months Ended June 30,

	2002	2001

Cobalt - 99.3% Grade	$6.55 to $8.45	$9.08 to $12.09

Nickel	$2.97 to $3.33	$2.74 to $3.35

Copper	$.72 to $.78	$ .70 to $ .79

The following information summarizes the physical volumes of products sold by the base metal chemistry segment:

	Three Months Ended June 30,
			Percentage
(in millions of pounds)	2002	2001	Change

Organics	24.5	21.2	15.6%

Inorganics	25.3	24.8	2.0%

Powders	11.1	10.7	3.7%

Metals	33.7	28.5	18.2%

	94.6	85.2	11.0%

Operating profit for the three months ended June 30, 2002 was $36.7 million, a decrease of 13.9% compared to the same period for 2001. The decline was primarily the result of lower cobalt metal prices, resulting in lower refining profits, and product mix. Net sales were essentially flat at $215.3 million compared to $216.6 million during the same period in 2001, due to an increase in physical volumes offsetting a decline in selling prices due to the lower cobalt market price. Physical sales volumes were up overall by approximately 11.0%, primarily reflecting strength in sales of organics to the coatings, petrochemicals and tire industries; higher metals sales of copper cathode to the continuous cast rod, brass mill and plating customers in Europe and North America; increased powders volumes to the automotive and coatings markets; and improvement in inorganic sales to the battery market; all partially offset by slow organic sales to the printing ink and polymer resin industries; slow inorganic sales to the electronics industry; and continued weakness of powder volumes to the hard metal tool industry.

Precious metal chemistry segment
The precious metal chemistry segment includes the platinum group and other precious metals manufacturing businesses that were acquired in the dmc[2] acquisition. This segment develops, produces and markets specialty chemicals and related materials, predominantly from platinum group metals such as platinum, palladium and rhodium, and gold and silver. This segment also offers a variety of refining and processing services to users of precious metals. Operating profit was $23.4 million for the period, primarily as a result of continuing strong sales of auto catalysts, partially offset by weaker sales to the electronics industry. Net sales were $361.4 million.

Metal management segment
The metal management segment was acquired in the dmc[2] acquisition. This segment acts as a metal sourcing operation for both the Company’s precious metal chemistry segment and non-affiliated customers, primarily procuring precious metals. Metal management centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company’s other businesses. Operating profit was $2.2 million for the period and primarily reflects normal precious metal market activity for customers of the manufacturing business. Net sales were $746.1 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales for the six months ended June 30, 2002 were $2.451 billion, an increase of 441.9% compared to the same period in 2001. The increase was the result of the acquisition of dmc[2] in August 2001 and higher physical sales volumes in the base metal chemistry segment, partially offset by lower selling prices in the Company’s base metal chemistry segment due to lower cobalt prices.

Gross profit increased to $239.7 million for the six month period ended June 30, 2002, a 98.6% increase over the same period in 2001. The increase in gross profit was due primarily to the acquisition of dmc[2]. Cost of products sold increased to $2.211 billion from $331.5 million, or to 90.2% from 73.3% of net sales, primarily as a result of the acquisition of dmc[2] with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $89.6 million in the six month period ended June 30, 2002 from the same period in 2001, resulting primarily from the acquisition of dmc[2].

Other expense – net was $33.8 million for the six month period ended June 30, 2002, compared to $22.5 million for the same period in 2001, due primarily to increased interest expense associated with the additional debt to finance the acquisition of dmc[2] , partially offset by the interest and dividend income from investments acquired in the dmc[2] acquisition.

Income taxes as a percentage of income before income taxes, minority interests and equity income were 25.8% compared to 27.5% in the same period in 2001. The effective rate in 2002 is lower than the corresponding rate in 2001 due primarily to tax holidays in South Africa and Brazil that relate to former dmc[2] operations acquired in August 2001. The overall effective tax rate is lower than the U.S. statutory tax rate due to income earned in the relatively low statutory tax country of Finland and tax holidays in South Africa, Brazil and Malaysia.

Net income for the six month period ended June 30, 2002 was $48.9 million, an increase of $9.1 million from the same period in 2001, due to the aforementioned factors.

Base metal chemistry segment The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

Market Price Ranges per Pound
Six Months Ended June 30,

	2002	2001

Cobalt - 99.3% Grade	$6.40 to $8.45	$9.08 to $12.35

Nickel	$2.63 to $3.33	$2.71 to $3.35

Copper	$ .67 to $ .78	$ .70 to $ .85

The following information summarizes the physical volumes of products sold by the base metal chemistry segment:

	Six Months Ended June 30,
			Percentage
(in millions of pounds)	2002	2001	Change

Organics	46.8	39.7	17.9%

Inorganics	49.9	50.8	-1.8%

Powders	21.4	23.0	-7.0%

Metals	68.9	58.6	17.6%

	187.0	172.1	8.7%

Operating profit for the six months ended June 30, 2002 was $69.9 million, a decrease of 18.9% compared to the same period for 2001. The decline was primarily the result of lower cobalt prices, resulting in lower refining profits, and product mix. Net sales were $411.6 million, a decline of 9.0% from the comparable period in 2001, reflecting a decline in selling prices due to the lower cobalt market price, partially offset by increased physical volumes. Physical sales volumes were up overall by approximately 8.7%, primarily reflecting strength in sales of organics to the coatings, petrochemicals and tire industries, and higher metals sales of copper cathode to the continuous cast rod, brass mill and plating customers in Europe and North America; partially offset by slow inorganic sales to the electronics industry and continued weakness of powder volumes to the hard metal tool and automotive industries.

Precious metal chemistry segment
Operating profit was $43.9 million for the period, primarily as a result of strong sales of auto catalysts, representing a continuing trend of growth in this area. Net sales were $744.4 million.

Metal management segment
Operating profit was $6.4 million for the period and primarily reflects normal precious metal market activity for customers of the manufacturing business. Net sales were $1.413 billion.

Liquidity and Capital Resources

During the six month period ended June 30, 2002, the Company’s net working capital increased by approximately $29.8 million. This increase was primarily the result of an increase in accounts receivable due to higher sales in June 2002 compared to December 2001. Capital expenditures in 2002 were primarily related to capacity expansions at the Company’s base metal chemistry facilities in Finland and at various precious metal chemistry locations. These capital expenditures were funded through cash generated by operations as well as additional borrowings under the Company’s revolving credit facility.

During June 2002, the Company’s senior secured credit facilities were amended to consist of a $325 million revolving facility (including a $50 million letter of credit sublimit and a $15 million sublimit for swing line loans) and a $600 million term loan. The revolving facility bears interest at a rate of LIBOR plus 1.38% to 3.00% and matures on April 1, 2006, and the term loan bears interest at a rate of LIBOR plus 2.25% to 2.50% and matures on April 1, 2007. The amendment also modifies certain financial covenants in the prior agreement to make them less restrictive.

During April 2002, the Company also completed the registration of its 9.25% senior subordinated notes due 2011 ($400 million aggregate principal amount outstanding), originally issued on December 12, 2001 under rule 144A.

On January 25, 2002, the Company completed its secondary offering of 4.025 million shares of common stock. The net offering proceeds of $225.9 million were used to repay outstanding indebtedness under the Company’s credit facilities.

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

Critical Accounting Policies

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. There has been no change in the company’s critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2001. In addition, no new critical accounting policies have been adopted in the first six months of 2002.

Forward Looking Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements can be found in this report.

Important facts that may affect the Company’s expectations, estimates or projections include:

•	the price and supply of raw materials, particularly cobalt, copper, nickel, platinum, palladium, rhodium, gold and silver;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the effects of the substantial debt we have incurred in connection with the Company’s acquisition of the operations of dmc[2] and the Company’s ability to refinance or repay that debt; and

•	the effect of fluctuations in currency exchange rates on the Company’s international operations.

The Company does not assume any obligation to update these forward-looking statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosures About Market Risk”, of the Company’s 2001 Annual Report on Form 10-K. There have been no material changes related to market risk during the six months ended June 30, 2002.

Part II	Other Information

Item 4	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of OM Group, Inc. was held on May 7, 2002. An election of Directors was held at which Lee R. Brodeur, Thomas R. Miklich and James P. Mooney were nominated and elected for terms which expire in the year 2005. The following votes were cast with respect to each of the nominees:

Director	For	Abstain

Lee R. Brodeur	25,802,741	429,374

Thomas R. Miklich	25,811,526	420,589

James P. Mooney	25,206,553	1,025,562

Other directors whose terms of office will continue after the meeting are:

Director	Term of Office

John E. Mooney	2003

Markku Toivanen	2003

Frank E. Butler	2004

Edward W. Kissel	2004

Ernst & Young LLP was re-elected as independent auditors: For – 25,371,527; against – 854,543; abstain – 6,045.

2002 Stock Incentive Plan was approved: For – 23,274,482; against – 2,908,212; abstain – 49,421.

Item 5	Other Information

On June 20, 2002, William J. Reidy was appointed to the Board of Directors, succeeding Thomas R. Miklich, who left the Board to become Chief Financial Officer of the Company during the second quarter of 2002. Mr. Reidy’s term ends in 2005.

On February 11, 2002, Katharine L. Plourde was appointed to the Board of Directors, with a term ending in 2004.

Item 6	Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(4)	Second amended and restated credit agreement, dated as of June 28, 2002, among OM Group, Inc. and OMG AG & Co. KG as borrowers; the lending institutions named therein as lenders; Credit Suisse First Boston as a lender, the syndication agent, joint book running manager and a joint lead arranger; National City Bank as a lender, the swingline lender, letter of credit issuer, administrative agent, collateral agent, joint book running manager and a joint lead arranger; and ABN Amro Bank N.V., Credit Lyonnais, New York Branch, and KeyBank National Association, each as a lender and documentation agent.

(10)	Employment Agreement of Thomas R. Miklich

(12)	Computation of Ratio of Earnings to Fixed Charges

(99.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports on Form 8-K filed during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2002	OM GROUP, INC.

/s/ Thomas R. Miklich

Thomas R. Miklich Chief Financial Officer (Duly authorized signatory of OM Group, Inc.)