Form 10-Q
period 2002-09-30
OM GROUP INC
filed 2002-11-15
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission File Number 0-22572

OM GROUP, INC.
(exact name of registrant as specified in its charter)

Delaware	52-1736882

(state or other jurisdiction of incorporation or organization)	(I.R.S., Employer Identification Number)

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

Yes    X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2002: Common Stock, $.01 Par Value - 28,182,726 shares.

INDEX
OM GROUP, INC.

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — September 30, 2002 and December 31, 2001

Condensed statements of consolidated operations — Three months ended September 30, 2002 and 2001; Nine months ended September 30, 2002 and 2001

Condensed statements of consolidated cash flows — Nine months ended September 30, 2002 and 2001

Notes to condensed consolidated financial statements — September 30, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities — Not applicable

Item 3.	Defaults upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not applicable

Item 5.	Other information — Not applicable

Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications — Section 302(a) of the Sarbanes-Oxley Act of 2002

Part I Financial Information

Item 1 Financial Statements

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2002	2001

CURRENT ASSETS

Cash and cash equivalents	$47,983	$78,210

Marketable securities	29,750	38,667

Accounts receivable	414,512	352,084

Inventories	745,026	815,503

Other current assets	180,119	152,304

Total Current Assets	1,417,390	1,436,768

PROPERTY, PLANT AND EQUIPMENT

Land	21,166	15,378

Buildings and improvements	190,400	219,666

Machinery and equipment	704,512	651,822

Furniture and fixtures	40,896	36,964

	956,974	923,830

Less accumulated depreciation	238,938	191,816

	718,036	732,014

OTHER ASSETS

Goodwill	192,845	180,402

Other intangible assets	39,087	46,689

Other assets	169,290	130,065

TOTAL ASSETS	$2,536,648	$2,525,938

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term debt and current portion of long-term debt	$55,216	$20,188

Accounts payable	148,754	176,986

Deferred income taxes	68,777	73,716

Other accrued expenses	136,637	136,548

Total Current Liabilities	409,384	407,438

LONG -TERM LIABILITIES

Long-term debt	1,149,400	1,300,507

Deferred income taxes	56,625	76,366

Other long-term liabilities	90,653	97,530

Minority interests	74,038	74,564

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:

Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $0.01 par value:

Authorized 60,000,000 shares; issued 28,185,085 shares in 2002 and 24,143,267 shares in 2001	282	241

Capital in excess of par value	490,674	262,914

Retained earnings	285,727	316,796

Treasury stock (2,359 shares in 2002 and 2001, at cost)	(118)	(118)

Accumulated other comprehensive loss	(15,240)	(6,363)

Unearned compensation	(4,777)	(3,937)

Total Stockholders’ Equity	756,548	569,533

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,536,648	$2,525,938

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$1,357,166	$833,276	$3,807,685	$1,285,507

Cost of products sold	1,236,585	735,904	3,447,386	1,067,418

Cost of products sold — non-recurring charge	108,222		108,222

	12,359	97,372	252,077	218,089

Selling, general and administrative expenses	68,298	51,867	201,163	95,169

INCOME (LOSS) FROM OPERATIONS	(55,939)	45,505	50,914	122,920

OTHER INCOME (EXPENSE)
Interest expense	(19,154)	(17,395)	(57,041)	(39,943)

Interest, dividend and other income	3,561	1,271	8,795	2,076

Foreign exchange (loss) gain	(1,122)	1,261	(2,261)	516

	(16,715)	(14,863)	(50,507)	(37,351)

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY INCOME	(72,654)	30,642	407	85,569

Income taxes	(4,897)	9,142	13,954	24,272

Minority interests	3,078	2,143	9,551	2,143

Equity in loss (income) of affiliates	331	(1,117)	(801)	(1,117)

NET INCOME (LOSS)	$(71,166)	$20,474	$(22,297)	$60,271

Net income (loss) per common share	$(2.52)	$0.85	$(.80)	$2.51

Net income (loss) per common share — assuming dilution	$(2.52)	$0.84	$(.80)	$2.47

Weighted average shares outstanding (000)

Net income per common share	28,285	24,077	27,719	23,980

Net income per common share — assuming dilution	28,285	24,482	27,719	24,432

Dividends paid per common share	$0.14	$0.13	$0.42	$0.39

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES

Net income (loss)	$(22,297)	$60,271

Items not affecting cash:

Cost of products sold — non-recurring charge	108,222

Depreciation and amortization	54,718	43,873

Foreign exchange loss (gain)	2,261	(516)

Deferred income taxes	(15,862)	523

Minority interests	9,551	2,143

Equity in income of affiliates	(801)	(1,117)

Changes in operating assets and liabilities	(165,672)	(88,604)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(29,880)	16,573

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net	(83,379)	(63,335)

Acquisitions of businesses	(13,645)	(1,100,030)

Divestitures of businesses	4,000	525,473

Investments in unconsolidated joint ventures	(5,333)	(4,743)

NET CASH USED IN INVESTING ACTIVITIES	(98,357)	(642,635)

FINANCING ACTIVITIES

Dividend payments	(11,899)	(9,358)

Long-term and short-term borrowings	129,772	1,193,664

Payments of long-term and short-term debt	(245,977)	(535,223)

Purchases of treasury stock		(5,331)

Issuance of common stock	225,851

Proceeds from exercise of stock options	3,127	6,152

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,874	649,904

Effect of exchange rate changes on cash and cash equivalents	(2,864)	(963)

(Decrease) increase in cash and cash equivalents	(30,227)	22,879

Cash and cash equivalents at beginning of period	78,210	13,482

Cash and cash equivalents at end of period	$47,983	$36,361

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2002
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

On August 10, 2001, the Company acquired dmc[2] Degussa Metals Catalysts Cerdec (dmc2) for a purchase price of approximately $1.101 billion, including cash acquired and related transaction costs. dmc[2] is a worldwide provider of metal-based functional materials for a wide variety of end markets. The acquisition of dmc[2] was financed through a combination of debt and equity and the sale of certain assets. On September 7, 2001, the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions (the non-retained businesses) of dmc[2] for a cash purchase price of $525.5 million. In both transactions, the purchase price is subject to working capital adjustments, which may ultimately impact the final purchase price.

The assets acquired and liabilities assumed of dmc[2] are recorded at estimated fair values, as determined by the Company’s management. The Company has obtained independent appraisals of the acquired property, plant and equipment and identifiable intangible assets. The Company is resolving certain matters with the seller of dmc[2] and the buyer of the non-retained businesses related to the net assets acquired and sold, respectively, which may ultimately impact the final price of each transaction. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on finalization of the respective prices.

In connection with the finalization of the purchase price allocation during the third quarter 2002, the Company determined that the fair value of the identifiable net assets acquired exceeded the cost of the acquired business, resulting in negative goodwill. In accordance with the provisions of FAS 141, Business Combinations, this negative goodwill reduced, on a pro rata basis, amounts assigned to the acquired long-term assets, primarily property, plant and equipment. The $57 million reduction in property, plant and equipment resulted in a $6.0 million one-time reduction in depreciation expense during the third quarter of 2002.

In April 2000, the Company acquired Outokumpu Nickel Oy for a purchase price of $188.1 million, including related financing and transaction costs. During 2002, the Company resolved certain matters with the seller related to the net assets acquired, the result of which was an increase in the original purchase price and goodwill of approximately $8.6 million.

On January 25, 2002, the Company completed its secondary offering of 4.025 million shares of common stock. The net offering proceeds of $225.9 million were used to repay outstanding indebtedness under the Company’s credit facilities.

Note C	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2002	2001
Raw materials and supplies	$391,690	$335,706

Finished goods	318,676	340,883

	710,366	676,589

LIFO reserve	34,660	138,914

Total inventories	$745,026	$815,503

At September 30, 2002, the Company recorded a non-cash, non-recurring charge of $108.2 million ($93.7 million after-tax, or $3.31 per diluted share) to write-down inventories to the lower of cost or market in accordance with generally accepted accounting principles. The charge was taken due to the following factors: (1) the Company’s outlook for the market price of cobalt, which changed from a range of $9.00-$10.00 per pound by the end of 2002, to a price of $6.00-$7.00 per pound through 2003; (2) the decision to reduce cobalt production in the fourth quarter 2002, which was driven partially by Luiswishi’s announcement in late October that they are shutting-down their cobalt mine indefinitely; and (3) the decision to start liquidating cobalt inventories to generate cash.

Note D	Income Taxes

In connection with the inventory charge described in Note C, the Company recognized a corresponding income tax benefit of $14.5 million, or 13.4%. This percentage is lower than the statutory rates in the United States and Finland due to the recognition of a valuation allowance (approximately $20 million) against the portion of the tax benefit that relates to the United States. Before the charge, income taxes as a percentage of income before income taxes, minority interests and equity income for the three months and nine months ended September 30, 2002 were 27.0% and 26.2%, respectively. These rates are lower than the corresponding rates in 2001 of 29.8% and 28.4%, respectively, due primarily to the full period impact of tax holidays in South Africa and Brazil that relate to former dmc[2] operations acquired in August 2001. The overall effective tax rate is lower than the U.S. statutory tax rate due to income earned in the relatively low statutory tax country of Finland and tax holidays in South Africa, Brazil and Malaysia.

Note E	Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. Upon adoption, the Company discontinued the amortization of goodwill recorded in connection with previous business combinations. A reconciliation of net income (loss) and net income (loss) per common share — assuming dilution for the three months and nine months ended September 30, 2001, as if SFAS No. 142 had been adopted as of the beginning of that year, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$(71,166)	$20,474	$(22,297)	$60,271

Add back amortization of goodwill		1,664		4,992

Adjusted net income (loss)	$(71,166)	$22,138	$(22,297)	$65,263

Reported net income (loss) per common share — assuming dilution	$(2.52)	$0.84	$(0.80)	$2.47

Add back amortization of goodwill		0.06		0.20

Adjusted net income (loss) per common share — assuming dilution	$(2.52)	$0.90	$(0.80)	$2.67

SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. The Company has completed the required initial impairment test for goodwill as of January 1, 2002, which indicated that there was no impairment of goodwill as of that date. The Company will complete the required annual impairment test in the fourth quarter.

A summary of goodwill and other intangible assets follows:

	September 30, 2002		December 31, 2001

	Historical	Accumulated	Historical	Accumulated
	Cost	Amortization	Cost	Amortization

Goodwill	$217,662	$24,817	$205,219	$24,817

Other intangible assets, primarily patents	$51,369	$12,282	$57,130	$10,441

All of the Company’s other intangible assets have finite lives and will continue to be amortized over their useful lives. Amortization expense related to other intangible assets for the first nine months of 2002 was $1,841. Estimated annual pretax intangible assets amortization expense for each of the next five years is approximately $2,500 per year.

Note F	Contingent Matters

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

In October 2002, the Company was mentioned in a report issued by a United Nations panel focusing on companies and individuals operating in the Democratic Republic of Congo (DRC) and their alleged "exploitation of the natural resources and other forms of wealth of the DRC". OM Group is not among the companies cited for financial sanctions in the report. As noted in the report, the Company's business in the DRC is comprised of a smelter plant, which is 55%-owned through a joint venture (Groupement Pour Le Traitement Du teril De Lubumbashi) with the DRC state mining company (Gecamines) and a third party; as well as contractual arrangements and discussions with Gecamines and the third party with respect to the joint venture partners' rights to various feedstocks related to the smelter project. While the ultimate impact of this report cannot be determined at this time, management believes that this matter will not result in a material adverse effect upon the Company's financial condition or results of operations.

In November 2002, the Company received notice that shareholder class action lawsuits were filed against it related to the decline in the Company's stock price after the third quarter 2002 earnings announcements. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company's stock between April 2002 and October 2002 at allegedly inflated market prices. While the ultimate outcome of this litigation cannot be determined at this time, management believes that these matters will not have a material adverse effect upon the Company's financial condition or results of operations. In addition, the named executive officers and the Company have Directors & Officers and Corporate Liability Insurance available for such matters.

Note G	Computation of Net Income (Loss) per Common Share

The following table sets forth the computation of net income (loss) per common share and net income (loss) per common share — assuming dilution (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income (loss)	$(71,166)	$20,474	$(22,297)	$60,271

Weighted average number of shares outstanding	28,285	24,077	27,719	23,980

Dilutive effect of stock options	—	405	—	452

Weighted average number of shares outstanding - assuming dilution	28,285	24,482	27,719	24,432

Net income (loss) per common share	$(2.52)	$0.85	$(0.80)	$2.51

Net income (loss) per common share — assuming dilution	$(2.52)	$0.84	$(0.80)	$2.47

For the three months and nine months ended September 30, 2002, all outstanding stock options (277,266 and 396,057 shares, respectively) are antidilutive.

Note H	Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net income (loss)	$(71,166)	$20,474	$(22,297)	$60,271

Unrealized loss on available-for-sale securities	(9,638)		(5,796)

Foreign currency translation	(18,115)	6,155	(13,737)	6,150

Unrealized gain (loss) on cash flow hedges	6,310	(2,722)	10,656	(5,566)

Cumulative effect of adoption of FAS 133				(1,558)

Total comprehensive income (loss)	$(92,609)	$23,907	$(31,174)	$59,297

Note I	Guarantor and Non-Guarantor Subsidiary Information

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	September 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Balance Sheet Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$7,327	$8,324	$32,332		$47,983

Marketable securities			29,750		29,750

Accounts receivable	785,660	128,318	665,282	$(1,164,748)	414,512

Inventories		126,959	618,067		745,026

Other current assets	23,439	19,738	136,942		180,119

Total current assets	816,426	283,339	1,482,373	(1,164,748)	1,417,390

Property, plant and equipment — net		131,554	586,482		718,036

Goodwill and other intangible assets		167,769	64,163		231,932

Intercompany receivables	266,435		1,164,102	(1,430,537)

Investment in subsidiaries	964,661	523,757	2,131,124	(3,619,542)

Other assets	27,003	30,004	112,283		169,290

Total assets	$2,074,525	$1,136,423	$5,540,527	$(6,214,827)	$2,536,648

Liabilities and stockholders’ equity

Current liabilities:

Short-term debt and current portion of long-term debt	$55,216				$55,216

Accounts payable	111,133	$347,430	$401,512	$(711,321)	148,754

Deferred income taxes	46	1,208	67,523		68,777

Other accrued expenses	2,633	(4,541)	138,545		136,637

Total current liabilities	169,028	344,097	607,580	(711,321)	409,384

Long-term debt	1,149,400				1,149,400

Deferred income taxes	(451)		57,076		56,625

Other long-term liabilities		16,431	74,222		90,653

Intercompany payables		602,445	2,021,935	(2,624,380)

Minority interests		445	73,593		74,038

Stockholders’ equity	756,548	173,005	2,706,121	(2,879,126)	756,548

Total liabilities & stockholders’ equity	$2,074,525	$1,136,423	$5,540,527	$(6,214,827)	$2,536,648

	December 31, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Balance Sheet Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$638	$4,709	$72,863		$78,210

Marketable securities			38,667		38,667

Accounts receivable	710,495	102,482	482,816	$(943,709)	352,084

Inventories		211,889	603,614		815,503

Other current assets	23,265	23,468	105,571		152,304

Total current assets	734,398	342,548	1,303,531	(943,709)	1,436,768

Property, plant and equipment — net		135,672	596,342		732,014

Goodwill and other intangible assets		166,542	60,549		227,091

Intercompany receivables	262,748	3,970	1,170,574	(1,437,292)

Investment in subsidiaries	908,483	522,939	2,029,173	(3,460,595)

Other assets	18,127	27,373	84,565		130,065

Total assets	$1,923,756	$1,199,044	$5,244,734	$(5,841,596)	$2,525,938

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$20,188				$20,188

Accounts payable	38,146	$365,410	$359,124	$(585,694)	176,986

Deferred income taxes	46	1,208	72,462		73,716

Other accrued expenses	(4,213)	18,492	122,269		136,548

Total current liabilities	54,167	385,110	553,855	(585,694)	407,438

Long-term debt	1,300,507				1,300,507

Deferred income taxes	(451)		76,817		76,366

Other long-term liabilities		15,664	81,866		97,530

Intercompany payables		514,121	2,020,371	(2,534,492)

Minority interests		445	74,119		74,564

Stockholders’ equity	569,533	283,704	2,437,706	(2,721,410)	569,533

Total liabilities & stockholders’ equity	$1,923,756	$1,199,044	$5,244,734	$(5,841,596)	$2,525,938

		Three Months Ended September 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$425,135	$989,322		$(57,291)	$1,357,166

Cost of products sold		406,275	887,601		(57,291)	1,236,585

Cost of products sold — non-recurring charge		54,774	53,448			108,222

		(35,914)	48,273			12,359

Selling, general and administrative expenses		21,327	46,971			68,298

Income (loss) from operations		(57,241)	1,302			(55,939)

Interest expense	$(19,224)	(3,797)	(15,068)		18,935	(19,154)

Interest, dividend and other income	3,601	199	18,696		(18,935)	3,561

Foreign exchange (loss) gain	(23)	6	(1,105)			(1,122)

Income (loss) before income taxes, minority interests and equity income	(15,646)	(60,833)	3,825			(72,654)

Income taxes	(8,084)	(1,819)	5,006			(4,897)

Minority interests			3,078			3,078

Equity in income of affiliates			331			331

Net loss	$(7,562)	$(59,014)	$(4,590)	$		$(71,166)

	Three Months Ended September 30, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$337,425	$681,221		$(185,370)	$833,276

Cost of products sold		316,687	604,587		(185,370)	735,904

		20,738	76,634			97,372

Selling, general and administrative expenses		17,483	34,384			51,867

Income from operations		3,255	42,250			45,505

Interest expense	$(20,556)	(3,327)	(10,664)		17,152	(17,395)

Interest, dividend and other income	7,257	267	10,899		(17,152)	1,271

Foreign exchange (loss) gain	860	(161)	562			1,261

Income (loss) before income taxes, minority interests and equity income	(12,439)	34	43,047			30,642

Income taxes	(4,149)	10	13,281			9,142

Minority interests			2,143			2,143

Equity in income of affiliates			(1,117)			(1,117)

Net (loss) income	$(8,290)	$24	$28,740	$		$20,474

	Nine Months Ended September 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$1,235,240	$2,737,455		$(165,010)	$3,807,685

Cost of products sold		1,175,660	2,436,736		(165,010)	3,447,386

Cost of products sold — non-recurring charge		54,774	53,448			108,222

		4,806	247,271			252,077

Selling, general and administrative expenses		60,131	141,032			201,163

Income (loss) from operations		(55,325)	106,239			50,914

Interest expense	$(53,181)	(12,472)	(43,688)		52,300	(57,041)

Interest, dividend and other income	11,765	631	48,699		(52,300)	8,795

Foreign exchange (loss) gain	489	10	(2,760)			(2,261)

Income (loss) before income taxes, minority interests and equity income	(40,927)	(67,156)	108,490			407

Income taxes	(14,878)	(3,715)	32,547			13,954

Minority interests			9,551			9,551

Equity in income of affiliates			(801)			(801)

Net (loss) income	$(26,049)	$(63,441)	$67,193	$		$(22,297)

	Nine Months Ended September 30, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Income Statement Data	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$493,935	$1,068,287		$(276,715)	$1,285,507

Cost of products sold		436,439	907,694		(276,715)	1,067,418

		57,496	160,593			218,089

Selling, general and administrative expenses		43,425	51,744			95,169

Income from operations		14,071	108,849			122,920

Interest expense	$(43,022)	(10,975)	(47,866)		61,920	(39,943)

Interest, dividend and other income	15,315	671	48,010		(61,920)	2,076

Foreign exchange gain (loss)	363	164	(11)			516

Income (loss) before income taxes, minority interests and equity income	(27,344)	3,931	108,982			85,569

Income taxes	(8,203)	1,179	31,296			24,272

Minority interests			2,143			2,143

Equity in income of affiliates			(1,117)			(1,117)

Net income (loss)	$(19,141)	$2,752	$76,660	$		$60,271

	Nine Months Ended September 30, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
Cash Flow Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$(84,540)	$8,359	$46,301	$	$(29,880)

Investing activities:

Expenditures for property, plant and equipment, net		(4,906)	(78,473)		(83,379)

Acquisitions of businesses	(13,645)				(13,645)

Divestitures of business	4,000				4,000

Investments in unconsolidated joint ventures			(5,333)		(5,333)

Net cash used in investing activities	(9,645)	(4,906)	(83,806)		(98,357)

Financing activities:

Dividend payments	(11,899)				(11,899)

Long-term and short-term borrowings	129,772				129,772

Payments of long-term and short-term debt	(245,977)				(245,977)

Issuance of common stock	225,851				225,851

Proceeds from exercise of stock options	3,127				3,127

Net cash provided by financing activities	100,874				100,874

Effect of exchange rate changes on cash and cash equivalents		162	(3,026)		(2,864)

Increase (decrease) in cash and cash equivalents	6,689	3,615	(40,531)		(30,227)

Cash and cash equivalents at beginning of period	638	4,709	72,863		78,210

Cash and cash equivalents at end of period	$7,327	$8,324	$32,332	$	$47,983

	Nine Months Ended September 30, 2001

		Combined	Combined
	The	Guarantor	Non-guarantor
Cash Flow Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$(51,191)	$16,819	$50,945	$	$16,573

Investing activities:

Expenditures for property plant and equipment, net		(13,226)	(50,109)		(63,335)

Acquisitions of businesses	(1,119,473)		19,443		(1,100,030)

Divestitures of businesses	525,473				525,473

Investments in unconsolidated joint ventures	(4,743)				(4,743)

Net cash used in investing activities	(598,743)	(13,226)	(30,666)		(642,635)

Financing activities:

Dividend payments	(9,358)				(9,358)

Long-term and short-term borrowings	1,193,718	(41)	(13)		1,193,664

Payments of long-term and short-term debt	(535,223)				(535,223)

Purchase of treasury stock	(5,331)				(5,331)

Proceeds from exercise of stock options	6,152				6,152

Net cash provided by (used in) financing activities	649,958	(41)	(13)		649,904

Effect of exchange rate changes on cash and cash equivalents		17	(980)		(963)

Increase in cash and cash equivalents	24	3,569	19,286		22,879

Cash and cash equivalents at beginning of period	1	1,694	11,787		13,482

Cash and cash equivalents at end of period	$25	$5,263	$31,073	$	$36,361

Note J	Business Segment Information

The Company operates in three business segments: base metal chemistry, precious metal chemistry and metal management.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net Sales

Base metal chemistry	$212,970	$174,931	$624,582	$627,162

Precious metal chemistry	387,066	243,914	1,131,419	243,914

Metal management	806,334	449,431	2,219,201	449,431

Inter-Segment	(49,204)	(35,000)	(167,517)	(35,000)

Total Net Sales	$1,357,166	$833,276	$3,807,685	$1,285,507

Operating Profit (Loss)

Base metal chemistry	(77,776)	36,154	(7,904)	122,342

Precious metal chemistry	26,544	12,286	70,417	12,286

Metal management	2,531	5,178	8,945	5,178

Total Operating Profit (Loss)	(48,701)	53,618	71,458	139,806

Interest Expense, Net	(15,593)	(16,124)	(48,246)	(37,867)

Corporate and Other	(7,238)	(8,113)	(20,544)	(16,886)

Foreign exchange (loss) gain	(1,122)	1,261	(2,261)	516

Income Before Income Taxes, Minority Interests and Equity Income	(72,654)	30,642	407	85,569

Income Taxes	(4,897)	9,142	13,954	24,272

Minority Interests	3,078	2,143	9,551	2,143

Equity in loss (income) of affiliates	331	(1,117)	(801)	(1,117)

Net Income (loss)	$(71,166)	$20,474	$(22,297)	$60,271

Note K	Recently Issued Accounting Pronouncement

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of this Statement, which is effective for exit or disposal activities that are initiated after December 31, 2002, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company does not anticipate early adoption of this Statement related to any restructuring activities contemplated in the fourth quarter of 2002.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales for the three months ended September 30, 2002 were $1.357 billion, an increase of 62.9% compared to the same period in 2001. The increase was primarily the result of the acquisition of dmc2 Degussa Metals Catalysts Cerdec (dmc2) in August 2001; higher physical sales volumes in the base metal chemistry segment; and an increase in the Company’s nickel product selling prices due to higher nickel prices; all partially offset by a decline in the Company’s cobalt product selling prices due to lower cobalt market prices.

At September 30, 2002, the Company recorded a non-cash, non-recurring charge of $108.2 million ($93.7 million after tax, or $3.31 per diluted share) to write-down inventories to the lower of cost or market in accordance with generally accepted accounting principles. The charge was taken due to the following factors: (1) the Company’s outlook for the market price of cobalt changed from a range of $9.00 —$10.00 per pound by the end of 2002, to a price of $6.00—$7.00 per pound through 2003; (2) the decision to reduce cobalt production in the fourth quarter 2002, which was driven partially by Luiswishi’s announcement in late October that they are shutting-down their cobalt mine indefinitely, and (3) the decision to start liquidating cobalt inventories to generate cash. The corresponding income tax benefit of $14.5 million, or 13.4%, is lower than the statutory rates in the United States and Finland due to the recognition of a valuation allowance (approximately $20 million) against the portion of the tax benefit that relates to the United States.

Before the inventory charge, gross profit increased to $120.6 million for the three month period ended September 30, 2002, a 23.8% increase over the same period in 2001. The increase in gross profit was primarily due to the impact of the results of dmc2 for a full quarter in 2002 compared to a partial quarter in 2001, and the following events that positively impacted gross profit: a $12.0 million reduction in raw material costs in the base metal segment due to price concessions from a supplier and settlement of issues related to the purchase of Outokumpu Nickel Oy; and a $6.0 million one-time reduction in depreciation expense due to a reduction of the value of fixed assets in connection with the finalization of the dmc2 purchase price allocation. These factors were partially offset by the negative impact of the low cobalt market price, and a related shift in product mix to a higher percentage of commodity cobalt products. The sales of certain cobalt commodity products generated losses in the quarter. Cost of products sold before the charge increased to $1.237 billion from $735.9 million in the 2001 period, or to 91.1% from 88.3% of net sales, primarily due to the acquisition of dmc2 with its high cost of precious metals relative to revenues and to the lower profitability associated with cobalt sales.

Selling, general and administrative expenses increased by $16.4 million in the three month period ended September 30, 2002, from the same period in 2001, resulting primarily from the acquisition of dmc2. However, SG&A expenses decreased to 5.0% of net sales in 2002 compared to 6.2% in the 2001 period, due to the impact of the precious metals business with its proportionately lower expenses compared to revenues.

Other expense — net was $16.7 million for the three month period ended September 30, 2002, compared to $14.9 million for the same period in 2001, due primarily to increased interest expense associated with the additional debt to finance the acquisition of dmc2.

Before the inventory charge, income taxes as a percentage of income before income taxes, minority interests and equity income for the 2002 third quarter was 27.0%. This rate is lower than the corresponding rate in 2001 of 29.8% due primarily to the full quarter impact of tax holidays in South Africa and Brazil that relate to former dmc2 operations acquired in August 2001. The overall effective tax rate is lower than the U.S. statutory tax rate due to income earned in the relatively low statutory tax country of Finland and tax holidays in South Africa,

Brazil and Malaysia.

Before the inventory charge, net income for the three month period ended September 30, 2002 was $22.6 million, an increase of $2.1 million compared to the corresponding period in 2001, primarily due to the aforementioned factors.

Base metal chemistry segment

The base metal chemistry segment includes the cobalt, nickel, copper and other base metal chemistry manufacturing businesses, which comprised the historical businesses of the Company prior to the acquisition of dmc2.

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

Market Price Ranges per Pound
Three Months Ended September 30,

	2002	2001

Cobalt - 99.3% Grade	$6.13 to $7.30	$8.41 to $9.85

Nickel	$2.91 to $3.40	$2.20 to $2.75

Copper	$0.66 to $0.75	$0.65 to $0.70

The following information summarizes the physical volumes of products sold by the base metal chemistry segment:

	Three Months Ended September 30,
			Percentage
(in millions of pounds)	2002	2001	Change

Organics	23.3	16.9	37.9%

Inorganics	27.2	22.5	20.9%

Powders	11.1	10.1	9.9%

Metals	34.6	31.4	10.2%

	96.2	80.9	18.9%

Before the inventory charge, operating profit for the three months ended September 30, 2002 was $30.4 million compared to $36.2 million for the same period for 2001. The decline was primarily the result of the negative impact of the low cobalt market price and the related shift in product mix to commodity cobalt products. The sales of certain commodity cobalt products resulted in operating losses at the current market price. This negative impact was partially offset by the reduction in raw material costs of $12.0 million described above.

Net sales for the period increased to $213.0 million compared to $174.9 million during the same period in 2001, due to an increase in physical volumes and the impact of a higher nickel price, partially offset by a decline in cobalt product selling prices due to the lower cobalt market price. Physical sales volumes were up overall by approximately 18.9%, primarily reflecting strength in sales of organics to the coatings, petrochemicals and tire industries; higher metals sales of copper cathode to continuous cast rod, brass mill and plating customers in Europe and North America; increased powders volumes to the automotive and coatings markets; and improvement in inorganic sales to the battery market. These increases were partially offset by slow organic sales to the printing ink and polymer resin industries; slow inorganic sales to the electronics industry; and continued weakness of powder volumes to the hard metal tool industry.

Precious metal chemistry segment

The precious metal chemistry segment includes the platinum group and other precious metals manufacturing businesses that were acquired in the dmc2 acquisition in August 2001. This segment develops, produces and markets specialty chemicals and related materials, predominantly from the platinum group and other precious metals such as platinum, palladium, rhodium, gold and silver. This segment also offers a variety of refining and processing services to users of precious metals.

Operating profit was $26.5 million for the period compared to $12.3 million in 2001, due primarily to the impact of a full quarter in 2002 compared to a partial quarter in 2001. Operating profit was also positively impacted by the $6.0 million reduction in depreciation expense in connection with the finalization of the dmc2 purchase price allocation during the quarter, and a $3.0 million reduction in certain accrued employee benefit costs. Excluding these favorable one-time items, operating profit declined compared to second quarter 2002 as a result of: the seasonally slow third quarter in Europe; lower profits in the precious metals refining operation due to the reduced business activity, declining prices of certain precious metals, and higher than anticipated costs; increased insurance costs; and the impact of the weak economy on demand for products from the jewelry and technical materials business units.

Net sales were $387.1 million in 2002 compared to $243.9 million in 2001, due primarily to the impact of a full quarter in 2002.

Metal management segment

The metal management segment was also acquired in the dmc2 acquisition. This segment acts as a metal sourcing operation for both the Company’s precious metal chemistry segment and non-affiliated customers, primarily procuring precious metals. Metal management centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company’s other businesses. Operating profit was $2.5 million in 2002 compared to $5.2 million in 2001, due primarily to the decision to allocate less capital to this business unit for trading activities, as well as increased general and administrative costs. Net sales for the period were $806.3 million compared to $449.4 million in 2001, due primarily to the impact of a full quarter in 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales for the nine months ended September 30, 2002 were $3.808 billion, an increase of 196.2% compared to the same period in 2001. The increase was primarily the result of the acquisition of dmc2 in August 2001; higher physical sales volumes in the base metal chemistry segment; and an increase in the Company’s nickel product selling prices due to higher nickel prices; all partially offset by lower selling prices for the Company’s cobalt products due to lower cobalt prices.

At September 30, 2002, the Company recorded a non-cash, non-recurring charge of $108.2 million ($93.7 million after tax, or $3.38 per diluted share) to write-down inventories to the lower of cost or market. The reasons for the charge are described above. The corresponding income tax benefit of $14.5 million, or 13.4%, is lower than the statutory rates in the United States and Finland due to the recognition of a valuation allowance (approximately $20 million) against the portion of the tax benefit that relates to the United States.

Before the inventory charge, gross profit increased to $360.3 million for the nine month period ended September 30, 2002, a 65.2% increase over the same period in 2001. The increase in gross profit was due primarily to the acquisition of dmc2, partially offset by the negative impact of the low cobalt price. Cost of products sold increased to $3.447 billion from $1.067 billion, or to 90.5% from 83.0% of net sales, primarily as a result of the acquisition of dmc2 with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $106.0 million in the nine month period ended September 30, 2002 from the same period in 2001, resulting primarily from the acquisition of dmc2. However, SG&A expenses decreased to 5.3% of net sales in 2002 compared to 7.4% in the 2001 period, due to the impact of the precious metals business with its proportionately lower expenses compared to revenues.

Other expense — net was $50.5 million for the nine month period ended September 30, 2002, compared to $37.4 million for the same period in 2001, due primarily to increased interest expense associated with the additional debt to finance the acquisition of dmc2 , partially offset by the interest and dividend income from investments acquired in the dmc2 acquisition.

Before the inventory charge, income taxes as a percentage of income before income taxes, minority interests and equity income for the nine-month period of 2002 was 26.2%. This rate is lower than the corresponding rate in 2001 of 28.4% due primarily to the full period impact of tax holidays in South Africa and Brazil that relate to former dmc2 operations acquired in August 2001. The overall effective tax rate is lower than the U.S. statutory tax rate due to income earned in the relatively low statutory tax country of Finland and tax holidays in South Africa, Brazil and Malaysia.

Before the inventory charge, net income for the nine month period ended September 30, 2002 was $71.4 million, an increase of $11.2 million from the same period in 2001, primarily due to the aforementioned factors.

Base metal chemistry segment

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

Market Price Ranges per Pound
Nine Months Ended September 30,

	2002	2001

Cobalt - 99.3% Grade	$6.13 to $8.45	$8.41 to $12.35

Nickel	$2.63 to $3.40	$2.20 to $3.35

Copper	$0.66 to $0.78	$0.65 to $0.85

The following information summarizes the physical volumes of products sold by the base metal chemistry segment:

	Nine Months Ended September 30,
			Percentage
(in millions of pounds)	2002	2001	Change

Organics	70.1	56.7	23.6%

Inorganics	77.1	73.6	4.8%

Powders	32.5	33.0	-1.5%

Metals	103.5	90.0	15.0%

	283.2	253.3	11.8%

Before the inventory charge, operating profit for the nine months ended September 30, 2002 was $100.3 million, compared to operating profit of $122.3 for the same period for 2001. The decline was primarily the result of the negative impact of the low cobalt market price and corresponding shift in product mix to commodity cobalt products, which resulted in lower operating profits at the current market price, partially offset by a one-time reduction in raw material costs of $12.0 million.

Net sales were essentially flat at $624.6 million compared to $627.2 for the same period in 2001, reflecting a decline in cobalt product selling prices due to the lower cobalt market price, partially offset by increased physical volumes and an increase in nickel market prices. Physical sales volumes were up overall by approximately 11.8%, primarily reflecting strength in sales of organics to the coatings, petrochemicals and tire industries, and higher metals sales of copper cathode to the continuous cast rod, brass mill and plating customers in Europe and North America; partially offset by slow inorganic sales to the electronics industry and continued weakness of powder volumes to the hard metal tool and automotive industries.

Precious metal chemistry segment

Operating profit and net sales were $70.4 million and $1.131 billion, respectively, for the period compared to $12.3 million and $243.9 million in 2001, due primarily to the impact of the full nine months in 2002 compared to less than two months in 2001 based on the August 10, 2001 acquisition date.

Metal management segment

Operating profit and net sales were $8.9 million and $2.219 billion, respectively, for the period compared to $5.2 million and $449.4 million in 2001, due primarily to the impact of the full nine months in 2002 compared to less than two months in 2001 based on the August 10, 2001 acquisition date. Operating profit as a percentage of revenues was lower in 2002 due primarily to the decision to allocate less capital to this business unit for trading activities, as well as increased general and administrative costs.

Liquidity and Capital Resources

Excluding the write-down of inventories of $108.2 million, the Company's net working capital increased by approximately $86.9 million during the nine-month period ended September 30, 2002. Inventories increased primarily in the base metal segment due principally to higher nickel quantities on-hand at September 30, 2002 compared to December 31, 2001. Receivables were up by over $60.0 million due to higher sales activity. Accounts payable declined due principally to certain accelerated payments for nickel inventory as a result of the purchase of Black Swan by Mining Project Investors, Ltd., of which the Company has a minority interest. Capital expenditures were $83.3 million compared to $63.3 million for the same period last year due principally to the construction of a nickel salts plant in Finland during the first half of the year. The cash required for the increased working capital and capital expenditures was funded by additional borrowings under the Company’s senior credit facilities.

During June 2002, the Company’s senior secured credit facilities were amended to consist of a $325 million revolving facility (including a $50 million letter of credit sublimit and a $15 million sublimit for swing line loans) and a $600 million term loan. The revolving facility bears interest at a rate of LIBOR plus 1.38% to 3.00% and matures on April 1, 2006, and the term loan bears interest at a rate of LIBOR plus 2.25% to 2.50% and matures on April 1, 2007. The amendment also modifies certain financial covenants in the prior agreement to make them less restrictive. The leverage tests under the provisions of the Company’s senior credit facility are Consolidated Debt to Consolidated EBITDA of not greater than 4.5 times, and Total Debt to Total Capitalization not to exceed 65%. At September 30, 2002, the Company is in compliance with its debt covenants.

The Company is undertaking a restructuring program principally due to the deterioration in the results for its base metal segment, primarily cobalt-related products. This program is intended to improve profitability and strengthen the balance sheet, and is expected to include the following actions: the identification of a financial partner for our Precious Metals businesses; the closing or sale of unprofitable operations; the sale of non-core assets to raise cash and improve focus; a complete review and renegotiation of raw material sourcing contracts to reduce costs; a cost reduction initiative covering non-metal raw materials, operating expenses and SG&A expenses; a reduction in capital expenditures for 2003; and a realignment of the management team. A restructuring charge is anticipated in the fourth quarter of 2002 related to this program.

The Company needs to generate sufficient EBITDA and cash in the fourth quarter to comply with covenants under its senior credit facilities at December 31, 2002. The EBITDA required in the fourth quarter based on debt levels at September 30 is approximately $85 million. Based on the Company’s current expectations for EBITDA in the fourth quarter, it would need to reduce debt by approximately $205 million for the quarter. The company is currently in discussions with its bank group regarding amendments to the financial covenants in the senior credit facilities, and management believes that it will be successful in obtaining these amendments. However, if the discussions are unsuccessful, it is anticipated that the Company may be in default of its credit facilities at December 31, 2002, and the bank group may choose not to provide additional funding to the Company under the credit facilities. If that were the case, the Company may not have sufficient capital to meet the needs of the business.

The concern over the Company’s operating performance and the lowering of its credit ratings by Moody's and S&P has lead to the cancellation of certain metal lease lines as well as subsidiary borrowing facilities. However, given the current availability under the senior credit facilities and the timing of the cancellation of the lease lines, the Company believes it has sufficient liquidity to finance its working capital and capital expenditure requirements during the fourth quarter and while completing negotiations with the bank group for modifications to the financial covenants. The Company also believes that once it has completed a new agreement with its senior lenders, metal lease facilities will also be available to the Company.

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

Critical Accounting Policies

The consolidated financial statements include accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. There has been no change in the company’s critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2001.

Forward-Looking Statements

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

Important facts that may affect the Company’s expectations, estimates or projections include:

•	the price and supply of raw materials, particularly cobalt, copper, nickel, platinum, palladium, rhodium, gold and silver;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the effects of the substantial debt we have incurred in connection with the Company’s acquisition of the operations of dmc[2] and the Company’s ability to refinance or repay that debt; and the effect of fluctuations in currency exchange rates on the Company’s international operations;

•	the potential impact of the Company being named in a recent United Nations panel report focusing on companies and individuals operating in the Democratic Republic of Congo;

•	the potential impact of an adverse result of the class action lawsuits filed against the Company and the named executives.

The Company does not assume any obligation to update these forward-looking statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2001 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 2002.

Item 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) within 90 days prior to the filing date of this Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Part II	Other Information

Item 1	Legal Proceedings

In November 2002, the Company received notice that shareholder class action lawsuits (Sheth v. OM Group, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No.1:02CV2163, Filed November 1, 2002; Rischitelli v. OM Group, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 1:02CV2189, Filed November 7, 2002) were filed against it related to the decline in Company's stock price after the third quarter 2002 earnings announcements. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company's stock between April 2002 and October 2002 at allegedly inflated market prices. While the ultimate outcome of this litigation cannot be determined at this time, management believes that these matters will not have a material adverse effect upon the Company's financial condition or results of operations. In addition, the named executive officers and the Company have Directors & Officers and Corporate Liability Insurance available for such matters.

Item 6	Exhibits and Reports on Form 8-K

Exhibit

(12) Computation of Ratio of Earnings to Fixed Charges

Report on Form 8-K

On August 9, 2002, the Company filed a Current Report on Form 8-K regarding the Statements under Oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the SEC’s June 27, 2002 order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	OM GROUP, INC.

/s/ Thomas R. Miklich Thomas R. Miklich Chief Financial Officer (Duly authorized signatory of OM Group, Inc.)

MANAGEMENT CERTIFICATION — Principal Executive Officer

I, James P. Mooney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OM Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ James P. Mooney James P. Mooney Chairman and Chief Executive Officer

MANAGEMENT CERTIFICATION — Principal Financial Officer

I, Thomas R. Miklich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OM Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Thomas R. Miklich Thomas R. Miklich Chief Financial Officer