Form 10-K
period 2002-12-31
OM GROUP INC
filed 2003-03-25
CIK 899723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark if the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act). Yes [X]   No [ ]

  The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates (based upon the closing sale price on the NYSE) on March 14, 2003 and June 30, 2002 was approximately $226 million and $1.75 billion, respectively.

  As of March 10, 2003 there were 28,354,804 shares of Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of stockholders to be held on May 6, 2003 are incorporated by reference.

TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
Item 1.    Business....................................................      2
Item 2.    Properties..................................................      6
Item 3.    Legal Proceedings...........................................      7
Item 4.    Submission of Matters to a Vote of Security Holders.........      8

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................      8
Item 6.    Selected Financial Data.....................................      9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     10
Item 7a.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     20
Item 8.    Financial Statements and Supplementary Data
             Report of Independent Auditors............................     21
             Consolidated Balance Sheets as of December 31, 2002 and
                2001...................................................     22
             Statements of Consolidated Operations for the years ended
                December 31, 2002, 2001 and 2000.......................     23
             Statements of Consolidated Stockholders' Equity for the
                years ended December 31, 2002, 2001 and 2000...........     24
             Statements of Consolidated Cash Flows for the years ended
                December 31, 2002, 2001 and 2000.......................     25
             Notes to Consolidated Financial Statements................     26
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     56

                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........     57
Item 11.   Executive Compensation......................................     57
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     57
Item 13.   Certain Relationships and Related Transactions..............     57
Item 14.   Controls and Procedures.....................................     57

                                   PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     58
           Signatures..................................................     62
           Management Certification -- Principal Executive Officer.....     63
           Management Certification -- Principal Financial Officer.....     64

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

Base metal chemistry products are predominantly produced from cobalt, nickel and copper and are generally categorized as organics, inorganics, powders and metals. Organics are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires. Inorganics are used in a wide variety of end products including catalysts, colorants, rechargeable batteries, petroleum additives, magnetic media and metal finishing agents. High specification metal powders have several important characteristics that make them essential components in cemented carbides for mining and machine tools, diamond tools used in construction, rechargeable batteries, and alloyed materials for automotive, electronics, transportation and catalyst applications. Metal products are important components in stainless steel, alloy and plating applications.

Precious metal chemistry products are predominantly produced from platinum, palladium, rhodium (collectively platinum group metals), gold and silver and are used in a variety of applications for automotive catalysts, fuel cells, fuel processing catalysts, chemical catalysts, electronics packaging, electroplating products, jewelry products and glass manufacturing for high-definition televisions.

The metal management segment acts as a metal sourcing operation for both the Company's operations and customers, primarily procuring precious metals. The metal management segment centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses.

During the fourth quarter of 2002, the Company recorded restructuring and other unusual charges related to its continuing operations of $209.1 million ($174.4 million after-tax, or $6.16 per diluted share). The primary objectives of the restructuring plan are to de-leverage the balance sheet, focus on cash generation and restore profitability in certain of the Company's businesses that have been impacted by the weak economy as well as a sustained decline in the market price of cobalt. Specific actions taken to date to accomplish these objectives include development of plans to sell certain non-core businesses; closure of certain non-core facilities; headcount reductions of approximately 550 positions worldwide; review and renegotiation of certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; liquidation of certain inventories in the fourth quarter to generate cash; reduction of base metal inventory levels and production; and a re-alignment of the management team. The Company will incur additional charges of $5-$10 million related to this program in the first quarter of 2003 as these actions are completed. In connection with the restructuring plan, the Company also recorded charges of $120.6 million, with no tax benefit ($4.30 per diluted share), in discontinued operations primarily associated with the planned disposal of these assets.

Also during the fourth quarter, in connection with the restructuring program, the Company amended the terms and conditions of its senior credit facilities. The amendment modifies certain financial covenants, converts $100 million of the $325 million revolving credit facility to a term loan maturing in 2006, and outlines cash proceeds that the Company is required to generate from asset sales in 2003 (See Note G).

On November 14, 2002, the Company announced that, in connection with its restructuring program, it is seeking a financial partner or partners for its precious metal chemistry business. The process of identifying an appropriate partner has continued into 2003.

At September 30, 2002, the Company recorded a non-cash charge of $108.2 million ($93.7 million after-tax, or $3.31 per diluted share) to write-down inventories to the lower of cost or market in accordance with generally accepted accounting principles. The charge was taken due to the following factors: (1) based upon the sustained low level of cobalt market pricing, the Company's outlook for the market price of cobalt changed from a range of $9.00-$10.00 per pound by the end of 2002, to a range of $6.00-$7.00 per pound through 2003; (2) the decision to reduce cobalt production in the fourth quarter of 2002, which was driven in part by a major supplier's (Luiswishi) announcement in late October that they would shut-down their cobalt mine indefinitely; and (3) the Company's corresponding decision to start liquidating cobalt inventories to generate cash.

On August 10, 2001, the Company acquired dmc2 Degussa Metals Catalysts Cerdec
(dmc2) for a purchase price of approximately $1.102 billion, including cash acquired and related transaction costs. dmc2 is a worldwide provider of metal-based functional materials for a wide variety of end markets. The acquisition of dmc2 was financed through a combination of debt and equity and the sale of certain assets. On September 7, 2001 the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc2 for a cash purchase price of $525.5 million, including interest.

Business information, including reportable segment and geographic data, is contained in Note Q on pages 43 through 46 of this report.

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

The Company is generally able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company depends, in part, on the Company's ability to maintain the differential between its product prices and raw material prices. The timing and amount of such adjustments in its product prices depends upon the type of product sold, market demand and the inventories and market share positions of the Company and its competitors. The Company also undertakes to offset the effect on profitability of changes in prices of metals used through various hedging activities.

CUSTOMERS
The Company serves over 1,700 customers. During 2002, approximately 62% of the Company's net sales were to customers in Europe, 28% were to customers in the Americas and 10% were to customers in Asia-Pacific.

While customer demand for the Company's products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company's products, generating short-term results that may not be indicative of longer-term trends. Sales to one customer in the base metal chemistry segment were approximately 13% of segment net sales in 2002. Sales to three customers in the precious metal chemistry segment were approximately 41% of segment net sales in 2002.

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

The Company's supply of cobalt historically has been sourced primarily from the Democratic Republic of Congo (DRC), Australia, Finland and Zambia. During 2002, the market price of cobalt remained at extremely low levels of $6.00-$7.00 per pound relative to historically higher prices of $10.00-$30.00 per pound, due primarily to excess worldwide supply relative to declining demand for cobalt metal caused by weak business conditions worldwide. This sustained depression in the cobalt market price has led to a deterioration in the profitability of the Company's cobalt business. During the fourth quarter of 2002, as noted above, one of the Company's main cobalt suppliers announced that it would shut-down its refinery indefinitely.

Nickel historically has been sourced primarily from Australia and Brazil. In December 2001, the Company purchased a nickel refining facility in Australia, which provides the Company with direct access to 8,000 tons of nickel per year. The market price of nickel has increased during 2002, with prices ranging from $2.63 to $3.35 per pound during the year. The Company currently has supply arrangements in place for approximately 90% of its projected nickel raw material needs for 2003 and 2004.

Platinum group metals used by the Company (primarily platinum, palladium and rhodium) historically have been sourced from South Africa and, to a lesser extent, from Russia and Canada. Gold and silver are worldwide commodities with diverse supply sources. Market prices for platinum and gold increased significantly during 2002, while market prices for palladium and rhodium have declined.

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

RESEARCH AND DEVELOPMENT
The Company's research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development, applied technology and technical service expenses of continuing operations were approximately $56.7 million for 2002, $23.7 million for 2001 and $7.6 million for 2000. Expenses for research and development have increased due primarily to the acquisition of the precious metals operations. In connection with the Company's restructuring program, expenditures for research and development are expected to decline slightly in 2003.

The Company's research staff of approximately 420 full time persons conducts research and development for its continuing operations at its laboratories located in Cleveland, Ohio; Westlake, Ohio; Auburn Hills, Michigan; Kokkola, Finland; Hanau, Germany; Schwabisch-Gmund, Germany; and Himeji, Japan. The Company's Kokkola facility also maintains a research agreement with Outokumpu Research Oy.

PATENTS AND TRADEMARKS
The Company holds approximately 1,292 patents and in addition has 969 pending patent applications relating to the manufacturing, processing and use of metal-organic and metal-based compounds. Specifically, the majority of these patents cover proprietary technology for base and precious metal refining, automotive catalysts, fuel cells, metal and metal oxide powders, catalysts and metal-organic compounds. In addition, the Company has the right to use, and in certain instances license and sell, technology covered by approximately 55 patents in related areas. The Company does not consider any single patent or group of patents to be material to its business as a whole.

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

Environmental compliance costs related to continuing and discontinued operations were approximately $12.0 million and $1.1 million in 2002, respectively. Ongoing expenses include costs relating to waste water analysis and disposal, hazardous and non-hazardous solid waste analysis and disposal, sea water control, air emissions control, soil and groundwater clean-up and monitoring and related staff costs. The Company anticipates that it will continue to incur costs and make expenditures at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent.

The Company also incurred capital expenditures of approximately $9.8 million at its continuing operations in 2002 in connection with environmental compliance. The Company anticipates that capital expenditure levels for these purposes will increase to approximately $11.3 million in 2003, as it continues to modify certain processes that may have an environmental impact.

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

EMPLOYEES
At December 31, 2002, the Company had 4,592 full-time employees, of which 1,120 were located in the Americas, 2,577 in Europe, 538 in Africa and 357 in Asia-Pacific. The Company believes relations with its employees are good.

Africa. Employees at the Company's production facilities in Lubumbashi, DRC are non-unionized. Employees at the Port Elizabeth, South Africa facility are members of the Chemical Energy Paper and Printing Allied Workers' Union and the applicable union agreement has an indefinite term.

Americas. Employees at the Company's production facilities in Burlington, Canada; South Plainfield, New Jersey; and Franklin, Pennsylvania are non-unionized. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The current Belleville union agreement has a term of five years expiring in May 2003. Hourly employees at the Calvert City facility are members of the Paper, Allied Industrial, Chemical, Energy Workers' International Union. The current Calvert City union agreement expires in January 2004. Salaried employees at that facility are non-unionized. Employees at the facilities in Guarulhos, Americana and Manaus, Brazil are members of either the Metalworkers' Union or of the Chemical Workers' Union. The terms of these agreements are valid for one year and expire in October 2003 in Guarulhos and Americana, and in August 2003 in Manaus. Employees at the facility in Buenos Aires, Argentina are members of the Union Obrera Metalurgica. The terms of the Buenos Aires agreement do not provide for an expiration date and the agreement may be terminated by the Company at any time.

Asia Pacific. Employees at the Company's production facilities in Himeji, Japan; Onsan, Korea; Kuching, Malaysia; Bangkok, Thailand; and Kalgoorlie, Australia are non-unionized.

Europe. Employees at the Company's production facilities in Vienna, Austria; Vincenza, Italy; and Amsterdam, Netherlands are non-unionized. Employees at the Company's facilities in Harjavalta, Finland and Kokkola, Finland are members of several national workers' unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Karlskoga, Sweden facility are members of industrial employees' and workers' unions with three-year terms, expiring in March 2004. Employees at the Company's Hanau, Rheinfelden, Pforzheim and Schwabisch-Gmund, Germany, are members of several national workers' unions. At these facilities, general working conditions are set forth in long-term agreements, whereas wage agreements usually are negotiated annually between the unions and the employers' associations. Employees at our facilities in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term.

ITEM 2. PROPERTIES
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company's operations and generally provide sufficient capacity to meet the Company's production requirements. The land on which the Kokkola, Finland; Harjavalta, Finland; Hanau, Germany; Singapore; and Karlskoga, Sweden plants are located is leased under agreements with varying expiration dates. Otherwise, the land associated with the Company's manufacturing facilities is owned by the Company.

The Company's Kokkola, Finland production facility (KCO) is situated on property owned by Outokumpu Zinc Oy. KCO and Outokumpu Zinc Oy share certain physical facilities, services and utilities under agreements with varying expiration dates. Utilities and raw material purchase assistance contracts provide that KCO jointly purchase with, or pay a fee to, affiliates of Outokumpu Oy for assistance in negotiating contracts and securing bulk quantity discounts. The Company's Harjavalta, Finland production facility is situated on land owned by Outokumpu Harjavalta Metals Oy. The Harjavalta, Finland facility also shares certain physical facilities and has contracts in place for waste disposal, tolling, utilities, laboratory services and raw material supply with varying expiration dates.

Information regarding the Company's primary offices, research and product development and manufacturing facilities, excluding discontinued operations, is set forth below:

                                                   FACILITY     APPROXIMATE
LOCATION                           SEGMENT         FUNCTION*    SQUARE FEET       LEASED/OWNED
--------                           -------         ---------    -----------    -------------------
AFRICA:
Lubumbashi, DRC                Base Metal          M               116,000     joint venture (55%)
Port Elizabeth, South Africa   Precious Metal      M               181,800     joint venture (55%)

AMERICAS:
Cleveland, Ohio                Base Metal          A, R, W          51,400     leased
Westlake, Ohio                 Base Metal          A, R             35,200     owned
Belleville, Ontario            Base Metal          M                38,000     owned
Franklin, Pennsylvania         Base Metal          M               331,500     owned
Burlington, Canada             Precious Metal      M               165,000     owned
South Plainfield, NJ           Precious Metal;     M                71,400     owned/leased
                               Metal Management
Auburn Hills, MI               Precious Metal      R, A            138,400     owned
Calvert City, Kentucky         Precious Metal      M                30,900     joint venture (50%)
Manaus, Brazil                 Precious Metal      M               132,500     owned
Americana, Brazil              Precious Metal      M               290,600     owned
Sao Paulo, Brazil              Precious Metal      M               215,400     owned/leased

                                                   FACILITY     APPROXIMATE
LOCATION                           SEGMENT         FUNCTION*    SQUARE FEET       LEASED/OWNED
--------                           -------         ---------    -----------    -------------------
ASIA-PACIFIC:
Kalgoorlie, Australia          Base Metal          M               294,400     owned
Tokyo, Japan                   Base Metal          A                 2,300     leased
Kuching, Malaysia              Base Metal          M, A             25,000     owned
Taipei, Taiwan                 Base Metal          A                 4,000     leased
Bangkok, Thailand              Base Metal          M, A            107,400     owned
Bangkok, Thailand              Precious Metal      M                18,200     leased
Singapore                      Base Metal;         M, A              4,700     leased
                               Precious Metal
Himeji, Japan                  Precious Metal      M, R             48,200     joint venture (50%)
Onsan, Korea                   Precious Metal      M                89,500     joint venture (50%)

EUROPE:
Manchester, England            Base Metal          M                73,300     owned
Espoo, Finland                 Base Metal          A                 3,000     leased
Harjavalta, Finland            Base Metal          M, A            591,000     owned
Kokkola, Finland               Base Metal          M, A, R         470,000     owned
Hanau, Germany                 Precious Metal;     M, A, R       1,643,400     owned/leased
                               Metal Management
Pforzheim, Germany             Precious Metal      M, A            196,300     owned/leased
Rheinfelden, Germany           Precious Metal      M               131,200     owned
Schwabisch-Gmund, Germany      Precious Metal      M, R            276,200     owned
Karlskoga, Sweden              Precious Metal      M               123,700     leased
Amsterdam, Netherlands         Precious Metal      M                38,900     owned
Vienna, Austria                Precious Metal      M               107,900     owned
Vincenza, Italy                Precious Metal      M                31,900     owned

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

In November 2002, the Company received notice that shareholder class action lawsuits (Sheth v. OM Group, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 1:02CV2163, Filed November 1, 2002; Rischitelli v. OM Group, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 1:02CV2189, Filed November 7,
2002) were filed against it related to a decline in the Company's stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, its Chairman and Chief Executive Officer, its Chief Financial Officer and its Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company's stock at various dates between November 2001 and October 2002 at allegedly inflated market prices. While the ultimate outcome of this litigation cannot be determined at this time, management believes that these matters will not have a material adverse effect upon the Company's financial condition or results of operations. In addition, the named executive officers, the Board of Directors and the Company have Directors & Officers and Corporate Liability Insurance available for such matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2002 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT
There is set forth below the name, age, positions and offices held by each of the Company's executive officers as of March 10, 2003, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

James P. Mooney -- 55
- Chairman and Chief Executive Officer, 1994

Thomas R. Miklich -- 55
- Chief Financial Officer, May 2002
- Director, OM Group, Inc., 1993 - May 2002
- Chief Financial Officer, General Counsel and Corporate Secretary, Invacare Corporation, 1993 - May 2002

Michael J. Scott -- 52
- Chief Administrative Officer, 2002
- Vice President, Secretary and General Counsel, 1991

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The information relating to the recent price and dividend history of the Company's Common Stock is contained in Note S on page 55 of this report. Information relating to restrictions on dividends is contained in Note G on page 33 of this report. The Company's Common Stock is traded on the New York Stock Exchange. As of March 10, 2003, the Company had approximately 1,900 shareholders.

The Company makes available free of charge, through its website (www.omgi.com), its reports on Form 10-K, 10-Q and 8-K as soon as practicable after such material is electronically filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The following table sets forth information concerning the Company's equity compensation plans. The figures shown are for the year ended December 31, 2002.

                                  NUMBER OF SECURITIES                                 NUMBER OF SECURITIES
                                   TO BE ISSUED UPON        OUTSTANDING OPTIONS       REMAINING AVAILABLE FOR
                                      EXERCISE OF            EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                                  OUTSTANDING OPTIONS        WEIGHTED-AVERAGE        EQUITY COMPENSATION PLANS
                                  --------------------   -------------------------   -------------------------
Equity Compensation Plans
  Approved by the
  Shareholders..................       1,596,561                  $40.31                     1,317,300
Equity Compensation Plans Not
  Approved by the
  Shareholders..................               0                       0                             0

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                   2002       2001       2000       1999      1998
     (in millions, except per share data)        --------   --------   --------   --------   ------
INCOME STATEMENT DATA:
Net sales......................................  $4,909.4   $2,236.9   $  726.7   $  360.1   $388.5
Cost of products sold..........................   4,530.0    1,919.8      545.0      233.5    279.5
Cost of products sold -- write-down of
  inventories..................................     108.2
                                                 --------   --------   --------   --------   ------
Gross profit...................................     271.2      317.1      181.7      126.6    109.0
Selling, general and administrative expenses...     245.8      136.7       47.7       39.3     38.7
Restructuring and other unusual charges........     162.7
                                                 --------   --------   --------   --------   ------
Income (loss) from operations..................    (137.3)     180.4      134.0       87.3     70.3
Other expense -- net...........................     (67.5)     (54.3)     (34.5)     (15.7)   (12.4)
Income (loss) from continuing operations.......    (198.3)      90.4       72.9       52.0     41.6
Income (loss) from discontinued operations.....    (129.6)     (10.2)      (1.4)       3.8      6.8
Extraordinary item.............................                 (4.6)
Net income (loss)..............................  $ (327.9)  $   75.6   $   71.5   $   55.8   $ 48.4
BASIC EARNINGS PER COMMON SHARE:
  Continuing operations........................  $  (7.07)  $   3.76   $   3.05   $   2.19   $ 1.82
  Discontinued operations......................     (4.62)     (0.42)     (0.06)      0.16     0.29
  Extraordinary item...........................                (0.19)
                                                 --------   --------   --------   --------   ------
  Net income (loss)............................  $ (11.69)  $   3.15   $   2.99   $   2.35   $ 2.11
DILUTED EARNINGS PER COMMON SHARE:
  Continuing operations........................  $  (7.07)  $   3.70   $   3.00   $   2.14   $ 1.77
  Discontinued operations......................     (4.62)     (0.42)     (0.05)      0.16     0.28
  Extraordinary item...........................                (0.19)
                                                 --------   --------   --------   --------   ------
  Net income (loss)............................  $ (11.69)  $   3.09   $   2.95   $   2.30   $ 2.05
Dividends declared and paid per common share...  $   0.42   $   0.52   $   0.44   $   0.40   $ 0.36
Ratio of Earnings to Fixed Charges.............        --        2.5x       2.8x       3.7x     5.0x
BALANCE SHEET DATA:
Total assets...................................  $2,339.1   $2,525.9   $1,357.5   $1,012.5   $870.7
Long-term debt (excluding current portion).....   1,187.7    1,300.5      551.1      384.9    310.0

In 2002, cost of products sold includes a restructuring charge of $46.4 million. Also, in connection with its restructuring program, the Company recorded charges of $120.6 million in discontinued operations primarily associated with the planned disposal of these assets.

In 2002, earnings were inadequate to cover fixed charges by $209.4 million.

Net income for 1998 through 2001 includes goodwill amortization expense of approximately $6 million per year, as discussed further in Note F. Goodwill amortization ceased in 2002 in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

On August 10, 2001 the Company acquired dmc2 Degussa Metals Catalysts Cerdec
(dmc2) for a purchase price of approximately $1.102 billion, including cash acquired and related transaction costs. On September 7, 2001 the Company disposed of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc2 for $525.5 million (See Note D).

On April 4, 2000 the Company acquired Outokumpu Nickel Oy (OKN) for a purchase price of $204.6 million, including related financing and transaction costs (See Note D).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report.

Set forth below is summary consolidated information of the Company for the years ended December 31, 2002, 2001 and 2000.

                                                          YEAR ENDED DECEMBER 31,
                                                        ----------------------------
                                                          2002       2001      2000
(Millions of dollars)                                   --------   --------   ------
INCOME STATEMENT DATA:
Net sales.............................................  $4,909.4   $2,236.9   $726.7
Cost of products sold.................................   4,530.0    1,919.8    545.0
Cost of products sold -- write-down of inventories....     108.2
                                                        --------   --------   ------
Gross profit..........................................     271.2      317.1    181.7
Selling, general and administrative expenses..........     245.8      136.7     47.7
Restructuring and other unusual charges...............     162.7
                                                        --------   --------   ------
Income (loss) from operations.........................    (137.3)     180.4    134.0
Other expense -- net..................................     (67.5)     (54.3)   (34.5)
Income (loss) from continuing operations..............    (198.3)      90.4     72.9
Income (loss) from discontinued operations............    (129.6)     (10.2)    (1.4)
Extraordinary item....................................                 (4.6)
                                                        --------   --------   ------
Net income (loss).....................................  $ (327.9)  $   75.6   $ 71.5
                                                        ========   ========   ======

RESULTS OF OPERATIONS
Overview
During 2002, the markets served by the Company, and the price of certain key metals used by the Company, weakened in comparison to prior year levels, reflecting the overall softness in the global economy. Several key markets served by the base metal chemistry segment were particularly weak, which has also depressed the price of cobalt for an extended period of time. Accordingly, at September 30, 2002, the Company recorded a charge to adjust its inventories to the lower of cost or market, based primarily upon management's revised expectation that the price of cobalt would remain depressed throughout 2003 and the strategic decision to begin liquidating on-hand inventories during the fourth quarter.

Further, during the fourth quarter of 2002, the Company recorded restructuring and other unusual charges related to its continuing operations of $209.1 million. The primary objectives of the restructuring plan are to de-leverage the balance sheet, focus on cash generation and create efficiencies within the organization as a result of deterioration in certain of the Company's businesses, primarily due to the sustained decline in the market price of cobalt and its impact on profitability. Specific actions taken to date to accomplish these objectives include development of plans to sell certain non-core businesses; closure of certain non-core facilities; headcount reductions of approximately 550 positions worldwide; review and renegotiation of certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; liquidation of certain inventories in the fourth quarter to generate cash; reduction of base metal inventory levels and production; and a re-alignment of the management team. The Company will incur additional charges related to this program in the first quarter of 2003 as these actions are completed.

In connection with the restructuring plan, certain businesses previously associated with the base metal chemistry segment were identified as discontinued operations. The Company plans on selling the copper powders business

(SCM) located in Research Triangle Park, North Carolina and Johnstown, Pennsylvania. The sale of this business is expected to be completed by June 30, 2003. In addition, manufacturing facilities in St. George, Utah (tungsten reclamation/cobalt recycling); Midland, Michigan (tungsten carbide fine powders) and Newark, New Jersey (electroless nickel) have been closed or discontinued. These operations have been presented as discontinued operations for all periods presented. The 2002 results for discontinued operations include a charge of $120.6 million associated with the planned disposal of these assets.

2002 Compared to 2001 -- Continuing Operations
Net sales for 2002 were $4.9 billion compared to $2.2 billion in 2001 primarily due to the acquisition of dmc2 in August 2001, higher physical volumes in the base metal chemistry segment and an increase in the Company's nickel product sales prices due to higher nickel market prices; all partially offset by a decline in the Company's cobalt product sales prices due to lower cobalt market prices.

During 2002, the Company recorded restructuring charges related to inventories of $46.4 million as a result of decisions made in the fourth quarter to exit certain product lines, decrease production throughput at several base metal facilities, and the sale of a higher percentage of certain commodity products to generate cash. These charges are included in Cost of Products Sold in the Statement of Consolidated Operations. At September 30, 2002, the Company recorded a non-cash charge of $108.2 million to write-down inventories to the lower of cost or market in accordance with generally accepted accounting principles. The charge was taken due to the following factors: (1) based upon the sustained low level of cobalt market pricing, the Company's outlook for the market price of cobalt changed from a range of $9.00-$10.00 per pound by the end of 2002, to a range of $6.00-$7.00 per pound through 2003; (2) the decision to reduce cobalt production in the fourth quarter of 2002, which was driven in part by a major supplier's announcement in late October that they would shut-down their cobalt mine indefinitely; and (3) the Company's corresponding decision to start liquidating cobalt inventories to generate cash.

Before the inventory charges, gross profit increased to $425.8 million in 2002, a 34.3% increase from 2001. The increase in gross profit was primarily the result of the full year impact of the results of dmc2 in 2002 compared to five months in 2001, and a $12.0 million reduction in raw material costs in the base metal segment due to price concessions from a supplier and settlement of issues related to the purchase of Outokumpu Nickel Oy in 2000. These positive factors were partially offset by the negative impact of the low cobalt market price, and a related shift in product mix to a higher percentage of commodity cobalt products with lower profitability. During 2002, the sale of certain commodity cobalt products generated losses. Cost of products sold increased to 92.3% of net sales for the year ended 2002 from 85.8% of net sales in 2001 as a result of the acquisition of dmc2 with its high cost of precious metals relative to revenues, as well as the deterioration in profitability of the cobalt business due to lower market prices and shift in product mix.

Selling, general and administrative expenses increased to $245.8 million in 2002 from $136.7 million in 2001, resulting primarily from the dmc(2) acquisition and general increases in administrative costs due to the Company's growth. However, during 2002, selling, general and administrative expenses decreased to 5.0% of net sales compared to 6.1% in 2001 due to the impact of the precious metals business with its proportionately lower expenses compared to revenues.

During 2002, the Company recorded restructuring and other unusual charges of $162.7 million. These charges primarily related to headcount reductions, costs associated with plant closings and asset write-downs, including goodwill impairment.

Other expense-net was $67.5 million in 2002 compared to $54.3 million in 2001 due primarily to increased interest expense associated with the additional debt to finance the dmc2 acquisition.

Before total unusual charges of $317.3 million ($268.1 million after-tax, or $9.56 per diluted share), income taxes as a percentage of income before income taxes increased to 27.9% in 2002 from 25.2% in 2001. The higher effective tax rate was due primarily to losses in the United States with no corresponding tax benefit. The Company's overall tax rate reflects the relatively low statutory tax rate in Finland (29%), and the benefit of tax holidays in Malaysia, Brazil and South Africa.

The extraordinary item of $4.6 million in 2001 is the after-tax write-off of fees due to the retirement in December 2001 of the bridge loan used to finance the acquisition of dmc2.

Net loss for 2002 was $327.9 million compared to net income of $75.6 million in 2001, primarily due to the aforementioned factors.

BASE METAL CHEMISTRY SEGMENT -- The base metal chemistry segment includes the cobalt, nickel and other base metal chemistry manufacturing businesses, which comprised the historical businesses of the Company prior to the acquisition of dmc2, excluding the copper powders and other businesses now classified as discontinued operations.

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

                                                       MARKET PRICE RANGES PER POUND
                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          2002              2001
                                                     --------------    ---------------
Cobalt -- 99.3% Grade..............................  $6.10 TO $8.45    $6.54 to $12.35
Nickel.............................................  $2.63 TO $3.35    $2.04 to $ 3.35
Copper.............................................  $0.66 TO $0.78    $0.61 to $ 0.85

The following information summarizes the physical volumes of products sold by continuing operations of the base metal chemistry segment:

                                                                            PERCENTAGE
                                                         2002      2001       CHANGE
                                                         -----     -----    ----------
PRODUCTS SOLD (millions of pounds):
Organics...............................................   91.1      74.1      22.9%
Inorganics.............................................   88.8      85.5       3.9%
Powders................................................    8.6       7.2      19.4%
Metals.................................................  101.3      88.6      14.3%
                                                         -----     -----      -----
Total..................................................  289.8     255.4      13.5%
                                                         =====     =====      =====

Before restructuring and other unusual charges of $273.4 million, operating profit for the year ended December 31, 2002 was $110.6 million compared to $165.9 million in 2001. The decline was primarily the result of the negative impact of the low cobalt market price, which principally impacts the refining aspects of the base metal business, and a related shift in product mix to a higher percentage of commodity cobalt products with low profitability. The decline was also due to higher costs related to the Company's nickel operations. In addition, sales of certain commodity products in 2002 resulted in operating losses at the then-current market price. This negative impact was partially offset by a $12.0 million reduction in raw material costs due to price concessions from a supplier and settlement of issues related to the purchase of Outokumpu Nickel Oy in 2000. Net sales were $717.3 million, an increase of 8.2%. This increase resulted principally from the overall increase in physical sales volumes of 13.5% and higher selling prices for nickel products due to the increase in the nickel market price compared to 2001. This increase was partially offset by lower selling prices for cobalt products due to the decline in the cobalt market price compared to the same period in 2001.

PRECIOUS METAL CHEMISTRY SEGMENT -- The precious metal chemistry segment includes the platinum group and other precious metals manufacturing businesses that were acquired in the dmc2 acquisition in August 2001. This segment develops, produces and markets a variety of products, predominantly from platinum group metals such as platinum, palladium, rhodium, and other precious metals such as gold and silver. This segment also offers a variety of refining and processing services to users of precious metals. The primary contributor to the profitability of this segment is the Company's automotive catalyst business.

Before restructuring charges of $17.1 million, operating profit for the year ended December 31, 2002 was $84.0 million, compared to $28.1 million in 2001. The increase is due to a full year contribution of this segment in 2002 compared to five months in 2001, increased profitability in the autocatalyst business and the impact of the strengthening euro against the US dollar.

Net sales were $1.5 billion in 2002 compared to $584.9 million in 2001, due to a full year contribution of this segment in 2002 compared to five months in 2001.

METAL MANAGEMENT SEGMENT -- The metal management segment also was acquired in the dmc2 acquisition. This segment serves as a metal sourcing operation for the Company's other segments and non-affiliated customers, primarily procuring platinum group metals, and other precious metals such as gold and silver. Metal management centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses.

Operating profit for the year ended December 31, 2002 was $11.1 million, compared to $10.1 million for the five-month period in 2001. On a comparative basis considering the August 2001 acquisition, the decline in operating profit is due primarily to the decision to allocate less capital to this unit for trading activities, increased general and administrative costs and generally lower volatility of precious metal prices during 2002 compared to the 2001 period.

Net sales were $2.9 billion in 2002 compared to $1.1 billion in 2001, due primarily to a full year contribution of this segment in 2002 compared to five months in 2001.

2001 Compared to 2000 -- Continuing Operations
The year 2001 was a transition year for the Company given that in August it acquired dmc2, a company substantially larger than itself in terms of sales, facilities, and personnel. The strong performance of dmc2's auto catalyst and metal management businesses, particularly in Europe, offset weakness in the Company's base metal business compared to 2000 in the second half of the year.

Net sales for 2001 were $2.2 billion compared to $726.7 million in 2000 primarily due to the acquisition of dmc2, partially offset by a decline in the Company's base metal chemistry segment due to weak global economic conditions and lower metal prices.

Gross profit increased to $317.1 million in 2001, a 74.5% increase from 2000. The increase in gross profit was primarily the result of the acquisition of dmc2, partially offset by a decline in the Company's base metal chemistry segment due to weak global economic conditions and lower metal prices. Cost of products sold increased to 85.8% of net sales for the year ended 2001 from 75.0% of net sales in 2000 as a result of the acquisition of dmc2 with its high cost of precious metals relative to revenues.

Selling, general and administrative expenses increased by $89.0 million in 2001 to $136.7 million, resulting primarily from the dmc2 acquisition and general increases in administrative costs due to the Company's growth. Selling, general and administrative expenses also includes $1.8 million of expense for closure costs of the Ezanville, France carboxylate plant.

Other expense-net was $54.3 million in 2001 compared to $34.5 million in 2000 due primarily to increased interest expense on higher outstanding borrowings, primarily as a result of the dmc2 acquisition.

Income taxes as a percentage of income before income taxes decreased to 25.2% in 2001 from 26.8% in 2000. The lower effective tax rate was due primarily to a tax holiday in Brazil and South Africa, related to businesses purchased as part of the dmc2 acquisition.

The extraordinary item of $4.6 million in 2001 is the after-tax write-off of fees due to the retirement in December 2001 of the bridge loan used to finance the acquisition of dmc2.

Net income for 2001 was $75.6 million, an increase of $4.1 million from 2000, primarily due to the aforementioned factors.

BASE METAL CHEMISTRY SEGMENT -- The base metal chemistry segment includes the cobalt, nickel and other base metal chemistry manufacturing businesses, which comprised the historical businesses of the Company prior to the acquisition of dmc2, excluding the copper powders and other businesses now classified as discontinued operations.

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

                                                      MARKET PRICE RANGES PER POUND
                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                        2001                2000
                                                   ---------------    ----------------
Cobalt -- 99.3% Grade............................  $6.54 to $12.35    $10.68 to $15.25
Nickel...........................................  $ 2.04 to $3.35    $ 3.25 to $ 4.75
Copper...........................................  $ 0.61 to $0.85    $ 0.75 to $ 0.92

The following information summarizes the physical volumes of products sold by continuing operations of the base metal chemistry segment:

                                                                            PERCENTAGE
                                                         2001      2000       CHANGE
                                                         -----     -----    ----------
PRODUCTS SOLD (millions of pounds):
Organics...............................................   74.1      76.3       (2.9%)
Inorganics.............................................   85.5      96.8      (11.7%)
Powders................................................    7.2       8.4      (14.3%)
Metals.................................................   88.6      42.2      110.0%
                                                         -----     -----      ------
Total..................................................  255.4     223.7       14.2%
                                                         =====     =====      ======

Operating profit for the year ended December 31, 2001 was $165.9 million compared to $154.0 million in 2000. The negative effects of global economic weakness across many industries and lower metal prices resulting in lower cobalt refinery profits were partially offset by the full impact in 2001 of the results of the Harjavalta nickel refinery, which was acquired in April 2000. Net sales were $662.6 million, a decline of 8.8%, resulting principally from lower prices, as cobalt, nickel and copper raw material market prices decreased compared to the same period in 2000. Physical sales volumes were up overall by 14.2% due to the full year impact of the Harjavalta nickel refinery operations.

PRECIOUS METAL CHEMISTRY SEGMENT -- The precious metal chemistry segment includes the platinum group and other precious metals manufacturing businesses that were acquired in the dmc2 acquisition (the results of operations exclude the businesses divested in September 2001). This segment develops, produces and markets a variety of products, predominantly from platinum group metals such as platinum, palladium, rhodium, and other precious metals such as gold and silver. The primary contributor to the profitability of this segment is the Company's automotive catalyst business.

Net sales, subsequent to the date of the acquisition, were $584.9 million and were positively impacted by strong sales of auto catalysts in Europe. Operating profit for that period was $28.1 million.

METAL MANAGEMENT SEGMENT -- The metal management segment also was acquired in the dmc2 acquisition. This segment serves as a metal sourcing operation for both the Company's other segments and nonaffiliated customers, primarily procuring platinum group metals such as platinum, palladium, rhodium, and other precious metals such as gold and silver. Metal management centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses. Net sales, subsequent to the date of the acquisition, were $1.1 billion. Operating profit was $10.1 million for that period and was positively affected by the higher volatility of precious metal pricing at certain times during that period.

LIQUIDITY AND CAPITAL RESOURCES
During December 2002, in connection with its restructuring program, the Company amended its senior credit facilities, which were previously amended in June 2002. The amended facilities consist of a $225 million senior secured revolving facility (including a $10 million letter of credit sublimit) and $698 million of term loans. Utilization of the last $50 million of the revolving facility requires approval of two-thirds of the lending group. The revolving facility and the term loans bear interest at a rate of LIBOR plus 5% and mature on April 1, 2006, with a LIBOR floor of 1.75%. Unless net proceeds from asset sales are greater than $425 million, the applicable interest rate margin will increase by an additional 50 basis points at June 30, 2003, and by an additional 25 basis points each subsequent quarter thereafter through and including December 31, 2003. In addition, the interest rate margin will increase an incremental 25 basis points if, by March 31, 2003, the Company has not entered into a letter of intent for asset sales which would yield net proceeds of at least $350 million. The amendment requires the Company to generate a minimum amount of gross proceeds from assets sales or additional equity offerings of $75 million by June 30, 2003 and additional net proceeds of $350 million by December 31, 2003. The amendment prohibits payment of dividends and acquisitions of businesses, and modifies certain financial covenants in the prior agreement to make them less restrictive.

During the fourth quarter of 2002, the Company recorded restructuring charges of $310.5 million pertaining to continuing and discontinued operations and other unusual charges of $19.2 million to improve cash flow and profitability, and strengthen the balance sheet - primarily through reducing operating costs; closing unprofitable operations; selling non-core assets; reducing capital expenditures; and re-aligning the management team. These charges principally related to workforce reductions, plant closings, and asset write-downs, including goodwill. The cash portion of the restructuring charges is estimated to be approximately $38 million, with approximately $7 million paid out in 2002, $26 million to be paid in 2003 and $5 million thereafter. The Company expects that additional charges of $5-$10 million related to this program will be taken in the first quarter of 2003 as these actions are completed.

During April 2002, the Company completed the registration of a $400 million offering of 9.25% senior subordinated notes due 2011, originally issued on December 12, 2001 pursuant to Rule 144A of the Securities Act of 1933.

The Company's credit facilities include covenants that require the Company to reduce its debt in relation to total capital, and its debt in relation to earnings before interest, taxes, depreciation and amortization. The Company is in compliance with its debt covenants at December 31, 2002 and believes that it will have sufficient cash generated by operations and from divestitures to meet future covenant requirements through December 31, 2003. If the Company is unable to generate sufficient cash from operations and divestitures during 2003, the Company may be in default of its credit facilities, and the bank group may choose not to provide additional funding to the Company under the credit facilities. If that were the case, the Company might not have sufficient capital to meet the needs of the business. Under the existing credit agreements, certain financial covenants become more stringent each quarter, with the most stringent covenants applicable in the first quarter of 2004. Unless the Company's results of operations substantially improve during the next twelve months compared to the second half of 2002, the Company may need to renegotiate these covenants prior to March 31, 2004.

Cash provided by operations and through its credit facilities should also be sufficient to provide for future working capital and capital expenditure requirements. Subject to several limitations in its credit facilities, the Company may incur additional borrowings to finance working capital and certain capital expenditures, including, without limitation, the purchase of additional raw materials.

In November 2002, the Company's Board of Directors voted to suspend the quarterly cash dividend indefinitely.

The Company enters into precious metal leases (primarily gold and silver) that are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. During the fourth quarter of 2002, certain metal lease lines were cancelled; in January 2003, a portion of these lease lines were restored. The Company also leases out metals under similar arrangements to customers. The amounts of metal leases in and metal leases out at December 31 were $190.5 million and $50.8 million for 2002 and $276.1 million and $110.7 million for 2001, respectively.

Balance Sheet Review
During 2002, net working capital decreased due primarily to a reduction in inventory values associated with lower of cost or market and restructuring charges. Excluding the impact of these unusual charges, the Company's net working capital increased by approximately $103 million during 2002. This increase was primarily the result of the following:

- An increase in precious metal inventories of approximately $95 million due principally to the following factors: (1) increases in on-hand precious metal quantities; (2) an increase in the market price of gold and platinum, which more than offset decreased prices for palladium and rhodium; (3) cancellation of certain precious metal lease lines by financial institutions, which necessitated the purchase of additional metals to operate the business; and
  (4) the impact of the strengthening euro against the U.S. dollar during 2002. The increases for the precious metals business more than offset declining inventories at the Company's base metal chemistry facilities, as a result of the Company's stated objectives to decrease cobalt and nickel inventories during the fourth quarter of 2002 to raise cash and improve working capital. Actual reductions achieved in 2002 were approximately 1,100 tons of cobalt and 5,500 tons of nickel inventory.

- An increase in accounts receivable of approximately $29 million, due principally to increased sales in the fourth quarter of 2002 compared to the fourth quarter of 2001.

- A decrease from the sale of marketable securities of $39 million during 2002, the proceeds of which were used to repay outstanding long-term indebtedness.

Capital expenditures were $94 million in 2002 compared to $100 million in 2001. 2002 expenditures were primarily related to the construction of a nickel salts plant in Finland and capacity expansions at various precious metal chemistry locations. These capital expenditures were funded primarily through borrowings under the Company's revolving credit facility. Property, plant and equipment remained flat at $658 million during 2002, due primarily to capital expenditures and the impact of the strengthening euro against the U.S. dollar during 2002, offset by decreases due to depreciation expense and the finalization of the dmc2 purchase price, which resulted in negative goodwill and a corresponding reduction in long-term assets (primarily property, plant and equipment). The Company anticipates that capital spending will approximate $60 million in 2003.

Long-term debt excluding current portion decreased to $1.2 billion in 2002 compared to $1.3 billion in 2001, due primarily to the Company's secondary equity offering of 4.025 million shares of common stock in January 2002, the net proceeds ($225.8 million) of which were used to repay outstanding indebtedness under the Company's credit facilities. This repayment was partially offset by additional borrowing to fund certain needs of the business during 2002, primarily related to capital expenditures and the purchase of raw materials.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company, as a result of its global operating and financial activities, is exposed to changes in metal prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in metal prices, interest rates and foreign currency exchange rates through its regular operating and financing activities, which include the use of derivative instruments.

The primary raw materials used by the Company in manufacturing its products are cobalt, nickel, copper, platinum, palladium, rhodium, gold and silver. The Company's supply of cobalt historically has been sourced primarily from the Democratic Republic of Congo (DRC), Australia, Finland and Zambia. Although the

Company has never experienced a significant shortage of cobalt raw material, production problems and political and civil instability in certain supplier countries may in the future affect their supply and market price. Nickel historically has been sourced primarily from Australia and Brazil. The Company currently has supply arrangements in place for approximately 90% of its projected nickel raw material needs for 2003 and 2004. Platinum group metals historically have been sourced from South Africa and, to a lesser extent, from Russia and Canada. Copper, gold and silver are worldwide commodities with diverse supply sources. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company's operations. If a substantial interruption should occur in supply from a primary source, there is no assurance that the Company would be able to obtain as much from other sources as would be necessary to satisfy the Company's requirements or at prices comparable to its current arrangements.

The Company is exposed to risks of metal price fluctuations with respect to its metal inventory and with respect to metal trading activities. The Company's metal inventories are partially protected from metal price fluctuations by pricing agreements with customers or, if necessary, by economically hedging this exposure through derivative financial instruments, such as forward and futures contracts. All of the Company's metal trading activities are carried out pursuant to defined exposure limits set by management.

The Company also attempts to mitigate changes in prices and availability by maintaining adequate inventories and long-term supply relationships with a variety of producers. The cost of raw materials fluctuates due to both actual and perceived changes in supply and demand. Generally, the Company is able to pass through to its customer's increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company principally depends on the Company's ability to maintain the differential between its product prices and product costs, which principally impacts the refining aspects of the base metal business. Substantial, sustained reductions in the price of raw materials could also result in the Company's inventory carrying value being written down to a lower market value.

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company predominantly utilizes U.S. dollar denominated borrowings to fund its working capital and investment needs. The majority of the Company's borrowings are in variable rate instruments. The Company enters into interest rate swap agreements to convert a portion of the variable rate instruments to fixed rate contracts over typically a three-year period. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note G). The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company's long term-debt.

                                                              EXPECTED MATURITY DATE
                             -----------------------------------------------------------------------------------------
                                               DECEMBER 31, 2002
                             -----------------------------------------------------     THERE-                   FAIR
                              2003       2004       2005        2006        2007       AFTER       TOTAL       VALUE
  (Thousands of dollars)     -------    -------    -------    --------    --------    --------    --------    --------
Long-term debt,
  including current portion
  Fixed rate...............                                                           $400,000    $400,000    $225,000
  Average interest rate....                                                               9.25%
  Variable rate............  $ 6,750    $ 7,000    $ 7,000    $773,650    $      0    $      0    $794,400    $794,400
  Average interest rate....      6.8%       6.8%       6.8%        6.7%

                                                               EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------------------
                                               DECEMBER 31, 2001
                              ----------------------------------------------------     THERE-                   FAIR
                               2002       2003       2004       2005        2006       AFTER       TOTAL       VALUE
   (Thousands of dollars)     -------    -------    -------    -------    --------    --------    --------    --------
Long-term debt,
  including current portion
  Fixed rate................                                                          $400,000    $400,000    $400,000
  Average interest rate.....                                                              9.25%
  Variable rate.............  $20,188    $26,938    $33,687    $40,438    $325,363    $474,081    $920,695    $920,695
  Average interest rate.....      5.1%       5.1%       5.1%       5.1%        5.4%        5.1%

In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company's raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. As such, in periods when certain currencies (particularly the euro) strengthen against the U.S. dollar, the Company's results of operations are negatively impacted. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payments for our products and services are made in the local currency. Accordingly, fluctuations in currency prices may affect the Company's operating results and net income. The acquisition of the operations of dmc2 increased our exposure to fluctuations in foreign currency exchange rates, primarily the euro. In order to partially hedge the Company's balance sheet and transaction exposure to fluctuating rates, the Company enters into forward contracts to purchase and sell various currencies. Such transactions cannot, however, eliminate all of the risks associated with currency fluctuations.

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

Revenue Recognition -- Revenues are recognized when unaffiliated customers take title and assume ownership of products specified in their purchase agreements with the Company. Within the base metal and precious metal chemistry segments, revenue recognition generally occurs upon shipment of product or usage of consignment inventories. Metal management segment revenues are recognized upon shipment of product or usage of consignment inventory in the case of sales contracts; upon transfer of title under brokerage account transactions; and as earned over the lives of the respective contracts in the case of leasing arrangements. Sales and cost of products sold include the metal content of the product sold to customers if the metal has been supplied by the Company. Also included are purchases and sales of metal to third parties by the metal management segment whether or not the metal has been processed into a product. If a customer supplies the metal for processing, the metal content is not included in sales or cost of products sold. In October 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board finalized Issue No. 02-03, which requires all gains and losses (realized and unrealized) on all derivative contracts for trading purposes to be presented on a net basis in the income statement. The Company has recorded certain metal trading activities on a gross basis, as is currently acceptable under generally accepted accounting principles. This consensus, which will be effective for the Company beginning January 1, 2003, will have no impact on gross profit or income from operations.

Inventories -- The Company's inventories are principally stated at the lower of cost or market and valued using the last-in, first-out (LIFO) method except for precious metals trading inventory, which is carried at the current monetary value. The Company uses the LIFO method to better match the price it currently pays for its metal raw material with the selling prices it currently charges for its products. The balance sheet amounts of inventory reflect the quantities of metal in inventory, valued at purchased metal prices in the year LIFO was adopted and any subsequent year in which there was an incremental increase in quantities. In periods of sustained and significant raw material metal price declines, the calculated LIFO inventory value may exceed the amount the Company could realize on sale. In this case, the Company would record a lower of cost or market adjustment. During 2002, the Company recorded a non-cash charge of $108.2 million to write-down inventories to the lower of cost or market in accordance with generally accepted accounting principles. The charge was taken due to the following factors: (1) based upon the sustained low level of cobalt market pricing, the Company's outlook for the market price of cobalt changed from a range of $9.00-$10.00 per pound by the end of 2002, to a range of $6.00-

$7.00 per pound through 2003; (2) the decision to reduce cobalt production in the fourth quarter of 2002, which was driven in part by a major supplier's announcement in late October that they would shut-down their cobalt mine indefinitely; and (3) the Company's corresponding decision to start liquidating cobalt inventories to generate cash.

Long-lived assets -- As a result of the adoption of SFAS No. 142 in 2002, goodwill must be reviewed at least annually for impairment, in accordance with the specified methodology. Further, goodwill, intangible and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company generally invests in long-lived assets to secure raw material feedstocks, produce new products, or increase production capacity or capability. Because market conditions may change, future operating profits may be difficult to forecast. Furthermore, the assets and related businesses may be in different stages of development. If the Company determined that the future operating profits from these investments were not expected to exceed the carrying value of the investments, the Company would record an impairment charge. During 2002, in connection with the deterioration of the profitability of the Company's base metals business and the related restructuring actions, the Company determined that goodwill was impaired by $30.2 million. This charge, with no tax benefit, was recorded in the fourth quarter. In addition, at December 31, 2002, goodwill of approximately $5 million has been allocated to discontinued operations in accordance with SFAS No. 142.

Income taxes -- Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time. The Company has significant operations outside the United States, where most of its pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities, and tax expense. The Company's tax assets, liabilities, and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations, and expectations of future earnings. Where the Company has determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance has been established. The valuation allowance pertains to the deferred tax assets resulting principally from the net operating loss carryforwards of certain subsidiaries in the United States.

Stock Options Granted to Employees -- In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative transition methods when a company voluntarily changes to the fair value based method of recognizing expense in the income statement for stock-based employee compensation, including stock options granted to employees. As provided for by SFAS No. 123, the Company has adopted the disclosure-only provisions of the Standard and does not recognize expense for stock options granted to employees.

Pension and OPEB -- The measurement of liabilities related to pension plans and other postretirement benefit plans is based on management's assumptions related to future events including interest rates, return on pension plan assets, rate of compensation increases, and health care cost trend rates. Actual pension plan asset performance will either reduce or increase unamortized pension losses, which ultimately affects net income (loss). See Note J for information related to key assumptions used to recognize expense for pension and other postretirement benefit plans.

For 2003, certain key assumptions used to calculate pension and other postretirement benefit expense have been modified, including the lowering of both the assumed return on pension plan assets (from 9.00% to 8.75%) and the discount rate related to pension plans in the United States (from 7.00% to 6.75%) and outside the United States (from 7.00% to 6.00%). The impact of these changes on the results for 2003 is expected to be an increase in pension and postretirement benefit expense of approximately $0.06 per diluted share.

CAUTIONARY STATEMENT FOR "SAFE HARBOR" PURPOSES UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. This report contains statements that the Company believes may be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company's control and could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements can be found in this report. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements.

Important facts that may affect the Company's expectations, estimates or projections include:

- the price and supply of raw materials, particularly cobalt, nickel, copper, platinum, palladium, rhodium, gold and silver;

- the demand for metal-based specialty chemicals and products in the Company's markets;

- the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;

- the effects of the substantial debt we have incurred in connection with the Company's acquisition of the operations of dmc2 and the Company's ability to refinance or repay that debt;

- the effect of fluctuations in currency exchange rates on the Company's international operations;

- the impact of the Company's restructuring program on its continuing operations;

- the ability of the Company to identify potential buyers for its assets held for sale, and a financial partner for its precious metal chemistry business, which in turn may impact the Company's ability to meet its debt covenants with respect to net proceeds from assets sales;

- the potential impact of the Company being named in a recent United Nations panel report focusing on companies and individuals operating in the Democratic Republic of Congo;

- the potential impact of an adverse result of the shareholder class action lawsuits filed against the Company and the named executives.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures required under this item are included in Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 16 through 18 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. as of December 31, 2002 and 2001, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note F, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

                                          /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 4, 2003

CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
         (Thousands of dollars, except share data)            ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   77,205   $   76,507
  Marketable securities.....................................                   38,667
  Accounts receivable, less allowance of $10,730 in 2002 and
    $7,445 in 2001..........................................     359,402      330,110
  Inventories...............................................     685,602      732,043
  Deferred income taxes and other current assets............     140,128      151,216
                                                              ----------   ----------
TOTAL CURRENT ASSETS........................................   1,262,337    1,328,543
Property, plant and equipment:
  Land......................................................      17,127       16,198
  Buildings and improvements................................     195,497      201,340
  Machinery and equipment...................................     612,733      570,130
  Furniture and fixtures....................................      36,422       33,703
                                                              ----------   ----------
                                                                 861,779      821,371
  Less accumulated depreciation.............................     207,621      163,795
                                                              ----------   ----------
                                                                 654,158      657,576
Other assets:
  Goodwill..................................................     182,208      173,802
  Other intangible assets...................................      15,806       35,270
  Other assets..............................................     114,587      122,749
  Assets of discontinued operations.........................     110,040      207,998
                                                              ----------   ----------
TOTAL ASSETS................................................  $2,339,136   $2,525,938
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    6,750   $   20,188
  Short-term debt...........................................      24,347       32,397
  Accounts payable..........................................     170,150      168,939
  Accrued income taxes......................................      37,532       23,495
  Deferred income taxes.....................................      17,127       73,716
  Accrued compensation......................................      32,422       30,327
  Other accrued expenses....................................     125,685       47,182
                                                              ----------   ----------
TOTAL CURRENT LIABILITIES...................................     414,013      396,244
  Long-term debt............................................   1,187,650    1,300,507
  Deferred income taxes.....................................      74,659       68,849
  Minority interests and other long-term liabilities........     156,757      161,110
  Liabilities of discontinued operations....................      36,172       29,695
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized 2,000,000 shares; no shares issued or
     outstanding
  Common stock, $.01 par value:
    Authorized 60,000,000 shares; issued 28,402,163 shares
     in 2002 and 24,208,267 shares in 2001..................         284          242
  Capital in excess of par value............................     490,741      262,914
  Retained earnings (deficit)...............................     (17,943)     316,796
  Treasury stock (47,359 shares in 2002 and 2,359 shares in
    2001, at cost)..........................................      (2,255)        (119)
  Accumulated other comprehensive income (loss).............       2,008       (6,363)
  Unearned compensation.....................................      (2,950)      (3,937)
                                                              ----------   ----------
TOTAL STOCKHOLDERS' EQUITY..................................     469,885      569,533
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,339,136   $2,525,938
                                                              ==========   ==========

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                         ------------------------------------
                                                            2002          2001         2000
     (Thousands of dollars, except per share data)       ----------    ----------    --------
Net sales..............................................  $4,909,423    $2,236,912    $726,676
Cost of products sold..................................   4,529,979     1,919,841     544,966
Cost of products sold -- write-down of inventories.....     108,222
                                                         ----------    ----------    --------
                                                            271,222       317,071     181,710
Selling, general and administrative expenses...........     245,828       136,681      47,650
Restructuring and other unusual charges................     162,695
                                                         ----------    ----------    --------
Income (loss) from operations..........................    (137,301)      180,390     134,060
Other income (expense)
Interest expense.......................................     (74,271)      (57,423)    (35,829)
Foreign exchange gain (loss)...........................       2,279          (194)     (1,123)
Investment and other income, net.......................       4,483         3,357       2,435
                                                         ----------    ----------    --------
                                                            (67,509)      (54,260)    (34,517)
                                                         ----------    ----------    --------
Income (loss) from continuing operations before income
  taxes, minority interests, equity income and
  extraordinary item...................................    (204,810)      126,130      99,543
Income tax (benefit) expense...........................     (17,844)       31,745      26,689
Minority interests.....................................      12,846         5,820
Equity in income of affiliates.........................      (1,497)       (1,876)
                                                         ----------    ----------    --------
Income (loss) from continuing operations...............    (198,315)       90,441      72,854
Income (loss) from discontinued operations, net of
  tax..................................................    (129,596)      (10,201)     (1,354)
Extraordinary item (net of $2,500 tax benefit).........                    (4,600)
                                                         ----------    ----------    --------
NET INCOME (LOSS)......................................  $ (327,911)   $   75,640    $ 71,500
                                                         ==========    ==========    ========
BASIC EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS................................  $    (7.07)   $     3.76    $   3.05
  DISCONTINUED OPERATIONS..............................       (4.62)        (0.42)      (0.06)
  EXTRAORDINARY ITEM...................................                     (0.19)
                                                         ----------    ----------    --------
  NET INCOME (LOSS)....................................  $   (11.69)   $     3.15    $   2.99
                                                         ==========    ==========    ========
DILUTED EARNINGS PER COMMON SHARE:
  CONTINUING OPERATIONS................................  $    (7.07)   $     3.70    $   3.00
  DISCONTINUED OPERATIONS..............................       (4.62)        (0.42)      (0.05)
  EXTRAORDINARY ITEM...................................                     (0.19)
                                                         ----------    ----------    --------
  NET INCOME (LOSS)....................................  $   (11.69)   $     3.09    $   2.95
                                                         ==========    ==========    ========
CASH DIVIDENDS PAID PER COMMON SHARE...................  $      .42    $      .52    $    .44
                                                         ==========    ==========    ========

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                    CAPITAL                            ACCUMULATED
                                  COMMON STOCK     IN EXCESS                              OTHER
                                ----------------    OF PAR     RETAINED    TREASURY   COMPREHENSIVE     UNEARNED
                                SHARES   DOLLARS     VALUE     EARNINGS     STOCK     INCOME (LOSS)   COMPENSATION     TOTAL
         (Thousands)            ------   -------   ---------   ---------   --------   -------------   ------------   ---------
BALANCE AT JANUARY 1, 2000....  23,959    $240     $258,815    $ 198,047   $(5,537)      $(1,837)       $  (500)     $ 449,228
Net income....................                                    71,500                                                71,500
Other comprehensive loss......                                                            (2,130)                       (2,130)
                                                                                                                     ---------

Total comprehensive income....                                                                                          69,370
Non-employee directors'
  compensation................                           98                                                                 98
Restricted stock
  compensation................                                                                              114            114
Dividends paid................                                   (10,491)                                              (10,491)
Treasury stock purchased......                                              (9,650)                                     (9,650)
Issuance of shares under
  benefit plans, including tax
  benefit.....................                                    (2,873)   10,334                                       7,461
                                ------    ----     --------    ---------   -------       -------        -------      ---------
BALANCE AT DECEMBER 31,
  2000........................  23,959     240      258,913      256,183    (4,853)       (3,967)          (386)       506,130
Net income....................                                    75,640                                                75,640
Other comprehensive loss......                                                            (2,396)                       (2,396)
                                                                                                                     ---------

Total comprehensive income....                                                                                          73,244
Non-employee directors'
  compensation................                          153                                                                153
Restricted stock grants.......     65                 3,848                                              (3,848)
Restricted stock
  compensation................                                                                              297            297
Dividends paid................                                   (12,494)                                              (12,494)
Treasury stock purchased......                                              (5,331)                                     (5,331)
Issuance of shares under
  benefit plans, including tax
  benefit.....................    184        2                    (2,533)   10,065                                       7,534
                                ------    ----     --------    ---------   -------       -------        -------      ---------
BALANCE AT DECEMBER 31,
  2001........................  24,208     242      262,914      316,796      (119)       (6,363)        (3,937)       569,533
Net loss......................                                  (327,911)                                             (327,911)
Other comprehensive income....                                                             8,371                         8,371
                                                                                                                     ---------

Total comprehensive loss......                                                                                        (319,540)
Non-employee directors'
  compensation................                          179                                                                179
Restricted stock grants.......     31                 1,883                                              (1,883)
Restricted stock
  forfeitures.................    (45)                                      (2,136)                       2,136
Restricted stock
  compensation................                                                                              734            734
Dividends paid................                                   (11,899)                                              (11,899)
Issuance of shares under
  benefit plans, including tax
  benefit.....................    183        2                     5,071                                                 5,073
Sale of common stock..........  4,025       40      225,765                                                            225,805
                                ------    ----     --------    ---------   -------       -------        -------      ---------
BALANCE AT DECEMBER 31,
  2002........................  28,402    $284     $490,741    $ (17,943)  $(2,255)      $ 2,008        $(2,950)     $ 469,885
                                ======    ====     ========    =========   =======       =======        =======      =========

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                            -----------------------------------
                                                              2002         2001         2000
(Thousands of dollars)                                      ---------   -----------   ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations..................  $(198,315)  $    90,441   $  72,854
Items not affecting cash:
  Depreciation and amortization...........................     58,943        51,433      29,266
  Foreign exchange (gain) loss............................     (2,279)          194       1,123
  Deferred income taxes...................................    (32,496)        8,813      (1,603)
  Minority interest.......................................     12,846         5,820
  Equity in income of affiliates..........................     (1,497)       (1,876)
  Write-down of inventories -- lower of cost or market....    108,222
  Restructuring and other unusual charges, less cash
     spent................................................    202,023
Changes in operating assets and liabilities:
  Accounts receivable.....................................    (29,311)       82,462      42,734
  Inventories.............................................   (103,889)      (60,959)      5,907
  Accounts payable and other accrued liabilities..........     12,213       (73,107)    (31,974)
  Other...................................................      1,271       (41,590)    (37,350)
                                                            ---------   -----------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     27,731        61,631      80,957
INVESTING ACTIVITIES
Expenditures for property, plant and equipment -- net.....    (94,017)     (100,006)    (45,548)
Acquisitions of businesses................................    (32,070)   (1,146,657)   (192,689)
Divestiture of business...................................      4,000       525,473
Sale of marketable securities.............................     37,624
Investments in nonconsolidated joint ventures.............     (3,566)
                                                            ---------   -----------   ---------
NET CASH USED IN INVESTING ACTIVITIES.....................    (88,029)     (721,190)   (238,237)
FINANCING ACTIVITIES
Dividend payments.........................................    (11,899)      (12,494)    (10,491)
Long-term borrowings......................................     99,510     1,648,751     223,750
Payments of short-term debt, net..........................    (12,552)
Payments of long-term debt................................   (225,805)     (900,000)    (37,600)
Purchase of treasury stock................................                   (5,331)     (9,650)
Proceeds from exercise of stock options...................      3,806         6,435       6,811
Proceeds from sale of common shares.......................    225,805
                                                            ---------   -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................     78,865       737,361     172,820
                                                            ---------   -----------   ---------
Cash provided by continuing operations....................     18,567        77,802      15,540
Cash used in discontinued operations......................    (25,161)      (13,189)     (8,819)
Effect of exchange rate changes on cash and cash
  equivalents.............................................      7,292        (1,215)     (2,005)
                                                            ---------   -----------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS.....................        698        63,398       4,716
Cash and cash equivalents at beginning of year............     76,507        13,109       8,393
                                                            ---------   -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................  $  77,205   $    76,507   $  13,109
                                                            =========   ===========   =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars, except per share amounts)

A. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation -- The consolidated financial statements include the accounts of OM Group, Inc. (the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Equity investees include the Company's precious metal chemistry segment joint ventures in Japan (50% ownership), South Korea (50%) and the United States (50%), and a base metal chemistry segment investment in Finland (20%). The Company does not consolidate these investees since it owns 50% or less of the equity interest and corresponding voting rights, and does therefore does not have control over them.

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

In October 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board finalized Issue No. 02-03, which requires all gains and losses (realized and unrealized) on all derivative contracts for trading purposes to be presented on a net basis in the income statement. The Company has recorded certain metal trading activities on a gross basis, as is currently acceptable under generally accepted accounting principles. This consensus, which will be effective for the Company beginning January 1, 2003, will have no impact on gross profit or income from operations.

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

Inventories -- Inventories are principally stated at the lower of cost or market and valued using the last-in, first-out (LIFO) method except for precious metals trading inventory, which is carried at the current monetary value.

Depreciation and Amortization -- Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives ranging from 5 to 40 years for buildings and improvements and 3 to 15 years for other depreciable assets. Intangible assets subject to amortization, principally patents, trademarks, technology acquired and capitalized software, are being amortized on a straight-line basis over 5 to 17 years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise. Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. The Statement also extends the reporting of a discontinued operation to a "component of an entity." The adoption of this Statement resulted in the classification of certain manufacturing facilities and businesses of the Company as discontinued operations (see Note C).

Goodwill -- Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets as further described further in Note F. Upon adoption, the Company ceased the amortization of goodwill recorded in connection with previous business acquisitions. SFAS No. 142 changes the accounting for goodwill and indefinite life intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. During the second quarter of 2002, the Company completed the initial impairment test for goodwill as of January 1, 2002 and determined that no impairment of goodwill existed as of that date. During the fourth quarter of 2002, the Company completed the required annual impairment test and determined that the carrying value of goodwill exceeded the fair value, which resulted in a goodwill impairment charge of $30.2 million. In addition, at December 31, 2002, goodwill of approximately $5 million has been allocated to discontinued operations in accordance with SFAS No. 142.

Research and Development -- Selling, general and administrative expenses include research and development costs of $56.7 million, $23.7 million and $7.6 million in 2002, 2001 and 2000, respectively.

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

The functional currency for the Company's other subsidiaries outside of the United States is the applicable local currency. For those operations, financial statements are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded as a component of other comprehensive income in stockholders' equity.

Derivative Instruments -- The Company enters into derivative instruments and hedging activities which are closely monitored and controlled in order to manage, where possible and economically efficient, commodity price risk for base and precious metals, interest rate risk related to borrowings, and foreign currency risk associated with manufacturing and sales locations where fluctuations in currency prices may affect the Company's operating results. The use of forward and future contracts to hedge commodity price risk is discussed in Note H, "Metals Financial Instruments." The use of interest rate swaps to hedge interest rate risk on the Company's variable rate debt is discussed in Note G, "Debt and Other Financial Instruments." The use of foreign exchange contracts to hedge foreign currency risk associated with foreign operations is also discussed in Note G.

The Company has designated certain derivative instruments as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of other comprehensive income
(loss) in stockholders' equity and subsequently reclassified to results of operations when the hedged item affects results of operations. Any ineffective portions of the cash flow hedges are recognized immediately in results of operations.

The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in results of operations. These instruments are entered into to economically hedge certain movements in currencies and metal prices.

Stock Options and Compensation Plans -- The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant and accounts for stock options using the intrinsic value method. Accordingly, compensation expense is not recognized for the stock option grants.

In December 2002, SFAS No. 148, Accounting for Stock-Based
Compensation -- Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. As allowed by SFAS No. 148, the Company has adopted the disclosure-only provisions of the Standard and does not recognize expense for stock options granted to employees. If the Company had elected to adopt the provisions of SFAS No. 148 and thereby record compensation expense related to these grants, pro forma results of operations would have been as follows, as described further in Note N, "Stock Plans."

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                          2002       2001      2000
                                                        ---------   -------   -------
Net income (loss)
  As reported.........................................  $(327,911)  $75,640   $71,500
                                                        =========   =======   =======
  Pro forma...........................................  $(331,249)  $72,151   $68,974
                                                        =========   =======   =======
Basic net income (loss) per share
  As reported.........................................  $  (11.69)  $  3.15   $  2.99
                                                        =========   =======   =======
  Pro forma...........................................  $  (11.81)  $  3.00   $  2.89
                                                        =========   =======   =======
Diluted net income (loss) per share
  As reported.........................................  $  (11.69)  $  3.09   $  2.95
                                                        =========   =======   =======
  Pro forma...........................................  $  (11.81)  $  2.95   $  2.84
                                                        =========   =======   =======

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

Recently Issued Accounting Pronouncements -- In May 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections. The provisions of this Statement are effective for the Company as of January 1, 2003. Upon adoption of the Statement, the Company will be required to reclassify the extraordinary item of $4.6 million related to the early extinguishment of debt for the year ended December 31, 2001 to income from continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires liabilities for one-time termination benefits incurred over future service periods be measured at fair value as of the termination date and recognized over the future service period. The Statement also requires that liabilities associated with disposal activities be recorded when incurred instead of when probable as currently required by SFAS No. 5, Accounting for Contingencies. These liabilities should be adjusted for subsequent changes resulting from revisions to either the timing or amount of estimated cash flows, discounted at the original credit-adjusted risk-free rate. Interest on the liability would be accreted and charged to expense as an operating item. The provisions of this Statement, which is effective for exit or disposal activities that are initiated after December 31, 2002, are not expected to have a material impact on the Company's financial position, results of operations or cash flows upon adoption.

Financial Presentation Changes -- Certain amounts for prior years have been reclassified to conform to the current year presentation.

B. RESTRUCTURING AND OTHER UNUSUAL CHARGES
During the fourth quarter of 2002, the Company recorded restructuring charges related to continuing operations of $189.9 million and other unusual charges of $19.2 million. The primary objectives of the restructuring plan are to de-leverage the balance sheet, focus on cash generation and restore profitability in certain of the Company's businesses that have been impacted by the weak economy as well as a sustained decline in the market price of cobalt. Specific actions taken to date to accomplish these objectives include development of plans to sell certain non-core businesses; closure of certain non-core facilities; headcount reductions worldwide; review and renegotiation of certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; liquidation of certain inventories in the fourth quarter to generate cash; reduction of base metal inventory levels and production; and a re-alignment of the management team. The Company expects that additional charges of $5-$10 million related to this program will be taken in the first quarter of 2003 as these actions are completed. Components of the restructuring charges, which are included in Cost of Products Sold with respect to inventory write-downs and Restructuring and Other Unusual Charges for all other charges, are as follows (dollars in millions):

                                                             INVENTORY AND
                                    NUMBER OF   WORKFORCE     OTHER ASSET    FACILITY EXIT
                                    EMPLOYEES   REDUCTIONS    WRITE-DOWNS      AND OTHER      TOTAL
                                    ---------   ----------   -------------   -------------   -------
2002 Charge.......................     199        $22.1         $ 128.2         $ 39.6       $ 189.9
Utilized in 2002..................     (50)        (1.8)         (128.2)         (37.6)       (167.6)
                                       ---        -----         -------         ------       -------
Balance at 12/31/02...............     149        $20.3         $     0         $  2.0       $  22.3
                                       ===        =====         =======         ======       =======

The cash portion of the amount utilized in 2002 was approximately $1.9 million, with the remaining $22.3 million expected to be utilized in 2003.

The workforce reductions occurred worldwide and generally consisted of personnel in all business units and in most job classifications. The remaining balance of amounts associated with workforce reductions will be utilized in 2003 as severance and related benefits are paid out under various severance plans, union agreements and negotiated settlements with European Works Councils. Inventory and other asset write-downs primarily reflect inventory write-downs of $46.4 million as a result of the Company's decisions to exit certain product lines, liquidate inventories to generate cash and reduce production levels at several facilities; goodwill impairment charges of $30.2 million; and the write-off of the Company's investment in Weda Bay (see Note O) of $15.2 million. Facility exit and other primarily reflects contractual commitments and other costs related to the exit of certain product lines and impairment charges related to fixed assets which the Company has permanently idled.

During 2002, the Company recorded other unusual charges of $19.2 million primarily associated with an unfavorable product liability litigation summary judgment, and fees related to credit agreement amendments.

C. DISCONTINUED OPERATIONS
During the fourth quarter of 2002, in connection with its restructuring program, the Company committed to a plan to sell its copper powders business (SCM) located in Research Triangle Park, North Carolina and

Johnstown, Pennsylvania. The sale of this business is expected to be completed during the first half of 2003. In addition, the Company also ceased production at, and closed or discontinued, its manufacturing facilities in St. George, Utah (tungsten reclamation/cobalt recycling); Midland, Michigan (tungsten carbide fine powders) and Newark, New Jersey (electroless nickel). These operations, previously included in the base metal chemistry segment, have been classified as discontinued operations for all periods presented.

In connection with the restructuring activities related to these discontinued facilities, the Company recorded charges of $120.6 million in the fourth quarter of 2002 primarily to adjust these asset groups to their estimated net realizable value upon disposal. With respect to the expected sale of SCM, management considered offers from third parties related to this business, which is expected to be sold by June 30, 2003, in determining fair value less costs to sell.

Operating results for discontinued operations are summarized as follows (in thousands):

                                                        2002        2001       2000
                                                      ---------   --------   --------
Net sales...........................................  $ 124,563   $130,487   $161,067
Income (loss) before income taxes...................   (129,596)   (14,231)       433

The operating results summarized above include an allocation of consolidated interest expense, based on the estimated proceeds from the expected sale of SCM required to be re-paid under the Company's bank agreement compared to average debt outstanding. The allocated interest expense was $3.0 million, $3.2 million and $4.0 million for each respective period.

The assets and liabilities of these businesses, which have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheet, consist of the following at December 31, 2002 and 2001 (in thousands):

                                                                2002       2001
                                                              --------   --------
Current assets..............................................  $ 60,926   $108,225
Property, plant and equipment...............................    38,778     74,438
Other long-term assets......................................    10,336     25,335
                                                              --------   --------
Total Assets of Discontinued Operations.....................  $110,040   $207,998
                                                              ========   ========
Accounts payable and other accrued expenses.................  $ 14,066   $ 11,194
Long-term liabilities.......................................    22,106     18,501
                                                              --------   --------
Total Liabilities of Discontinued Operations................  $ 36,172   $ 29,695
                                                              ========   ========

Current assets include primarily accounts receivable and inventories. Other long-term assets include primarily intangible assets and goodwill. The goodwill represents an allocation of a portion of the base metal reporting unit goodwill in accordance with the provisions of SFAS No. 142. The amounts allocated were $5.0 million and $6.9 million at December 31, 2002 and 2001, respectively.

D. ACQUISITIONS
On August 10, 2001, the Company acquired dmc2 Degussa Metals Catalysts Cerdec
(dmc2) for a purchase price of $1.102 billion, including cash acquired and acquisition expenses. The acquisition was financed through a combination of debt and equity and the sale of certain assets. On September 7, 2001, the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc2 for a cash purchase price of $525.5 million. In both transactions, the Company remains in negotiations with the counterparties with respect to final working capital adjustments, the resolution of which may ultimately impact the final purchase and sale price, respectively.

The acquired businesses comprise the precious metal chemistry and metal management segments. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by OM Group's management. During 2002, the Company obtained final independent appraisals of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their remaining useful lives. A summary of the final purchase price allocation is as follows (in thousands):

Recorded fair values
  Assets acquired...........................................   $  854,310
  Liabilities assumed.......................................     (278,128)
  Fair value of assets sold.................................      525,473
                                                               ----------
          Total aggregate purchase price....................   $1,101,655
                                                               ==========

In connection with the finalization of the purchase price allocation during 2002, the Company determined that the fair value of the identifiable net assets acquired exceeded the cost of the acquired business, resulting in negative goodwill. In accordance with the provisions of SFAS No. 141, Business Combinations, this negative goodwill reduced, on a pro-rata basis, amounts assigned to the acquired long-term assets, primarily property, plant and equipment.

In December 2001, the Company purchased the metal organics division of Rhodia Holdings Limited and a nickel refining facility from Centaur Mining and Exploration Limited for an aggregate purchase price of approximately $51 million. The businesses are included in the Company's base metal chemistry segment. The combined sales of these entities in 2001 were approximately $75 million. In connection with the finalization of the purchase price allocations for these businesses in 2002, the Company recorded goodwill of approximately $23 million related to the Rhodia transaction, none of which is expected to be deductible for tax purposes.

In April 2000, the Company acquired Outokumpu Nickel Oy for a purchase price of $204.6 million, including related financing and transaction costs. During 2002, the Company resolved certain matters with the seller related to the net assets acquired, the result of which was an increase in the original purchase price and goodwill of approximately $16.5 million.

E. INVENTORIES
Inventories consist of the following:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Raw materials and supplies..................................  $310,134   $314,495
Finished goods..............................................   347,251    296,085
                                                              --------   --------
                                                               657,385    610,580
LIFO reserve................................................    28,217    121,463
                                                              --------   --------
          Total inventories.................................  $685,602   $732,043
                                                              ========   ========

At September 30, 2002, the Company recorded a non-cash charge of $108.2 million to write-down inventories to the lower of cost or market in accordance with generally accepted accounting principles. The charge was taken due to the following factors: (1) based upon the sustained low level of cobalt market pricing, the Company's outlook for the market price of cobalt changed from a range of $9.00-$10.00 per pound by the end of 2002, to a range of $6.00-$7.00 per pound through 2003; (2) the decision to reduce cobalt production in the fourth quarter of 2002, which was driven in part by a major supplier's announcement in late October that they would shut-down their cobalt mine indefinitely; and (3) the Company's corresponding decision to start liquidating cobalt inventories to generate cash.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets. Upon adoption, the Company ceased the amortization of goodwill recorded in connection with previous business combinations. A reconciliation of net income (loss) and net income (loss) per common share for the year ended December 31, 2001 and 2000, as if SFAS No. 142 had been adopted as of the beginning of each year, follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        ---------   -------   -------
Reported net income (loss)............................  $(327,911)  $75,640   $71,500
Add back amortization of goodwill.....................                6,654     5,737
                                                        ---------   -------   -------
Adjusted net income (loss)............................  $(327,911)  $82,294   $77,237
                                                        =========   =======   =======
Reported net income (loss) per common share --assuming
  dilution............................................  $  (11.69)  $  3.09   $  2.95
Add back amortization of goodwill.....................                 0.27      0.24
                                                        ---------   -------   -------
Adjusted net income (loss) per common share --assuming
  dilution............................................  $  (11.69)  $  3.36   $  3.19
                                                        =========   =======   =======

Prior to the extraordinary item in 2001, adjusted net income and adjusted net income per common share -- assuming dilution in 2001 would have been $86.9 million and $3.55.

SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. All of the Company's recorded goodwill relates to the base metal chemistry segment. The Company completed the required initial impairment test for goodwill as of January 1, 2002, which indicated that there was no impairment of goodwill as of that date. Goodwill also was tested for impairment in the fourth quarter of 2002 in accordance with the provisions of SFAS No. 142. As a result of the adverse change in the Company's business climate during the fourth quarter of 2002, the Company determined that goodwill was impaired by approximately $30.2 million. For purposes of this impairment test, the fair value of the base metal chemistry reporting unit was estimated using the expected present value of future cash flows. This amount has been recorded as an impairment loss, with no corresponding tax benefit, in Restructuring and Other Unusual Charges in the Statement of Operations.

A summary of other intangible assets follows (in thousands):

                                             DECEMBER 31, 2002           DECEMBER 31, 2001
                                         -------------------------   -------------------------
                                         HISTORICAL   ACCUMULATED    HISTORICAL   ACCUMULATED
                                            COST      AMORTIZATION      COST      AMORTIZATION
                                         ----------   ------------   ----------   ------------
Amortized intangible assets, primarily
  patents..............................   $ 23,701      $ 7,895       $ 42,488      $ 7,218
                                          ========      =======       ========      =======

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

                                                                2002       2001
                                                              --------   --------
Balance at January 1........................................  $173,802   $169,098
Amortization................................................                 (521)
Acquisitions of businesses..................................                4,860
Other, primarily finalization of purchase price allocations
  of prior periods (See Note D).............................    38,606        365
Impairment loss.............................................   (30,200)
                                                              --------   --------
Balance at December 31......................................  $182,208   $173,802
                                                              ========   ========

All of the Company's other intangible assets have finite lives and will continue to be amortized over their useful lives; the weighted average useful life was 13 years and 14 years at December 31, 2002 and 2001, respectively. Amortization expense related to other intangible assets for the years ended December 31, 2002 and 2001 was approximately $1.5 million and $0.8 million, respectively. Estimated annual pretax amortization expense for intangible assets amortization for each of the next five years is approximately $1.3 million per year.

G. DEBT AND OTHER FINANCIAL INSTRUMENTS
Long-term debt consists of the following:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Notes payable to financial institutions.....................  $  794,400   $  920,695
Senior Subordinated Notes...................................     400,000      400,000
                                                              ----------   ----------
                                                               1,194,400    1,320,695
Less: Current portion.......................................       6,750       20,188
                                                              ----------   ----------
          Total long-term debt..............................  $1,187,650   $1,300,507
                                                              ==========   ==========

During December 2002, in connection with its restructuring program, the Company amended its senior credit facilities, which were previously amended in June 2002. The amended facilities now consist of a $225 million senior secured revolving facility (including a $10 million letter of credit sublimit) and $698 million of term loans. The revolving facility and the term loans bear interest at a rate of LIBOR plus 5% and mature on April 1, 2006, with a LIBOR floor of 1.75%. Unless net proceeds from asset sales are greater than $425 million, the applicable interest rate margin will increase by an additional 50 basis points at June 30, 2003, and by an additional 25 basis points each subsequent quarter thereafter through and including December 31, 2003. In addition, the interest rate margin will increase an incremental 25 basis points if, by March 31, 2003, the Company has not entered into a letter of intent for asset sales which would yield net proceeds of $350 million. The amendment requires the Company to generate a minimum amount of gross proceeds from assets sales or additional equity offerings of $75 million by June 30, 2003 and additional net proceeds of $350 million by December 31, 2003. The amendment prohibits payment of dividends and acquisitions of businesses, and modifies certain financial covenants in the prior agreement to make them less restrictive. These notes are fully collateralized by a portion of the Company's assets. At December 31, 2002, the Company had approximately $129 million available under its revolving credit facility. At December 31, 2002, the carrying value of the Company's bank borrowings approximated its fair value.

The Senior Subordinated Notes bear interest at 9.25% and mature in 2011. As described in Note R, the Company's domestic subsidiaries are the guarantors of the Senior Subordinated Notes (the Notes). Under the terms of the notes, the Company must meet various financial covenants. At December 31, 2002, the fair value of these Notes, based upon the quoted market price, approximated $225 million. At March 10, 2003, the fair value approximated $297 million (unaudited).

The Company has interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $40 million to an average fixed rate of 5.20% for the period ending February 14, 2003. The Company also has an interest rate swap agreement to convert the variable interest rate on a contract amount of $40 million to a fixed rate of 4.90% for the period ending April 25, 2003. These interest rate swap agreements are designated as cash flow hedges.

In 2002, the Company completed the termination of, and settled for cash, interest rate swap agreements for an aggregate amount of $125 million expiring in 2011. These swap agreements converted fixed rate debt of 9.25% to a floating rate. In addition, the Company completed the termination of, and settled for cash, interest rate swap agreements for an aggregate amount of $55 million expiring in 2003. These swap agreements converted floating rate debt to a fixed rate. The combined pretax gain on the termination of the swaps of $8.0 million has been deferred and is being amortized to interest expense through the date on which the swaps were originally scheduled to mature.

At December 31, 2002, the combined effective rate of the Company's bank borrowings and the related swap agreements was 7.1%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparties to the interest rate swaps are international commercial banks. At December 31, 2002, the fair values of the Company's interest rate swaps approximated $1.1 million payable.

Aggregate annual maturities of long-term debt for the five years following December 31, 2002 are as follows: 2003 -- $6.8 million; 2004 -- $7.0 million; 2005 -- $7.0 million; and 2006 -- $773.6 million. Interest paid on long-term debt, net of capitalized amounts, was $70.7 million, $65.2 million, and $39.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Interest capitalized as part of the acquisition or construction of major fixed assets was $5.2 million in 2002, $10.3 million in 2001 and $11.0 million in 2000.

Short-term debt consists of arrangements with various banks worldwide under which the Company is provided with precious metals for a specified period for a fee. These arrangements, which generally range from short-term lines of credit to loans expiring within one year, had interest rates ranging from 2.8% to 12.0% as of December 31, 2002.

The Company enters into forward contracts to purchase and sell various currencies to partially hedge its balance sheet exposure and other commitments to rate fluctuations between various currencies and the euro. The following table summarizes the Company's open foreign currency forward contracts:

                              NOTIONAL CONTRACT VALUE                     MARKET VALUE(1)
                       -------------------------------------   -------------------------------------
                       DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2002   DECEMBER 31, 2001
                       -----------------   -----------------   -----------------   -----------------
                         BUY      SELL       BUY      SELL       BUY      SELL       BUY      SELL
                       -------   -------   -------   -------   -------   -------   -------   -------
U.S. Dollar..........  $ 2,629   $18,248   $25,850   $17,694   $ 2,618   $19,029   $25,885   $19,089
Canadian Dollar......    7,039    11,065                         7,060    11,423
Other................    2,140     4,212     1,935               2,097     4,246     1,907
                       -------   -------   -------   -------   -------   -------   -------   -------
Total................  $11,808   $33,525   $27,785   $17,694   $11,775   $34,698   $27,792   $19,089
                       =======   =======   =======   =======   =======   =======   =======   =======

---------------

(1) Market value is determined by financial institution counterparties.

H. METALS FINANCIAL INSTRUMENTS
The Company generally manages its price exposure to metals by passing through to its customers increases or decreases in metal raw material prices by increasing or decreasing, respectively, the price of its products. The Company also undertakes to minimize the effect on profitability of changes in prices of metals through various hedging activities.

The Company uses forward and future sales and purchase contracts to manage price risk associated with its metal positions. The fair value of these contracts is recorded in the Balance Sheet, with the resulting changes in the fair value due to fluctuating metal prices recorded as a gain or loss in income from operations.

The tables below summarizes the open metals forwards/futures contracts at December 31, 2002 and 2001, respectively:

                                            NOTIONAL CONTRACT VALUE     MARKET VALUE(1)
                                            -----------------------   -------------------
                                                 DECEMBER 31,            DECEMBER 31,
                                                     2002                    2002
                                            -----------------------   -------------------
                                               BUY          SELL        BUY        SELL
                                            ----------   ----------   --------   --------
Remaining term up to 1 year:
  Forwards................................   $119,114     $ 83,645    $118,926   $ 80,069
  Futures.................................                  63,197                 63,831
Remaining term over 1 year:
  Forwards................................                   1,410                  1,444
                                             --------     --------    --------   --------
Total.....................................   $119,114     $148,252    $118,926   $145,344
                                             ========     ========    ========   ========

                                             NOTIONAL CONTRACT VALUE     MARKET VALUE(1)
                                             -----------------------   -------------------
                                                  DECEMBER 31,            DECEMBER 31,
                                                      2001                    2001
                                             -----------------------   -------------------
                                                BUY          SELL        BUY        SELL
                                             ----------   ----------   --------   --------
Remaining term up to 1 year:
  Forwards.................................   $144,442     $118,033    $145,866   $ 99,016
  Futures..................................      3,242       43,709       3,306     45,647
Remaining term over 1 year:
  Forwards.................................                     133                    138
  Futures..................................                   1,227                  1,286
                                              --------     --------    --------   --------
Total......................................   $147,684     $163,102    $149,172   $146,087
                                              ========     ========    ========   ========

---------------

(1) Market value is determined by financial institution counterparties.

The Company also enters into forward contracts to hedge the purchase of nickel raw material and the sales of nickel products. These contracts are designated cash flow hedges. Therefore, realized gains and losses on these forward contracts are included as a component of purchases and net sales, as appropriate, and are recognized when the related raw material is purchased or product is sold. At December 31, 2002 and 2001, the notional value of the open contracts approximated $47,017 and $22,433, respectively. The fair value of the unrealized gain/loss on those contracts, based on current settlement prices at December 31, 2002 and 2001, approximated $1,294 and $279 receivable, respectively.

I. INCOME TAXES
Income (loss) from continuing operations before income taxes, minority interests, equity income and extraordinary item consists of the following:

                                                          YEAR ENDED DECEMBER 31
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   --------   --------
United States.......................................  $(226,406)  $(61,417)  $(33,419)
Outside the United States...........................     21,596    187,547    132,962
                                                      ---------   --------   --------
                                                      $(204,810)  $126,130   $ 99,543
                                                      =========   ========   ========

Income taxes are summarized as follows:

                                                            YEAR ENDED DECEMBER 31
                                                         -----------------------------
                                                           2002      2001       2000
                                                         --------   -------   --------
Current:
  United States:
     Federal...........................................
     State and local...................................
  Outside the United States............................  $ 14,652   $22,932   $ 28,292
                                                         --------   -------   --------
                                                           14,652    22,932     28,292
Deferred:
  United States........................................              (2,590)   (13,201)
  Outside the United States............................   (32,496)   11,403     11,598
                                                         --------   -------   --------
                                                          (32,496)    8,813     (1,603)
                                                         --------   -------   --------
                                                         $(17,844)  $31,745   $ 26,689
                                                         ========   =======   ========

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                              2002        2001       2000
                                                              -----       ----       ----
Income taxes at the United States statutory rate............  (35.0)%     35.0%      35.0%
State income taxes, net of federal tax benefit..............              (1.8)       (.9)
Effective tax rate differential of earnings outside of the
  United States.............................................   (4.9)      (8.3)      (7.1)
Non-deductible goodwill.....................................    4.7         .1         .1
Losses without tax benefits.................................   25.7
Other -- net................................................     .8         .2        (.3)
                                                              -----       ----       ----
                                                               (8.7)%     25.2%      26.8%
                                                              =====       ====       ====

Significant components of the Company's deferred income taxes are as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Current asset -- operating accruals.........................  $  96,933   $  23,802
Current liability -- inventories............................    (48,386)    (93,213)
Long-term asset -- benefit accruals.........................     15,422      21,940
Long-term asset -- operating loss carryforwards.............     72,825      46,715
Long-term liability -- accelerated depreciation.............   (118,744)   (131,046)
Valuation allowance.........................................    (71,089)
                                                              ---------   ---------
  Net deferred tax liability................................  $ (53,039)  $(131,802)
                                                              =========   =========

Deferred income taxes are recorded in the Consolidated Balance Sheet in the following accounts:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2002       2001
                                                              --------   ---------
Deferred income taxes and other current assets..............  $ 31,906   $   3,193
Other assets................................................     6,841       7,570
Deferred income taxes -- current liabilities................   (17,127)    (73,716)
Deferred income taxes -- long-term liabilities..............   (74,659)    (68,849)
                                                              --------   ---------
                                                              $(53,039)  $(131,802)
                                                              ========   =========

At December 31, 2002, the Company had operating loss carryforwards of approximately $284 million, principally in the United States. These carryforwards expire at various dates from 2007 through 2022.

Where the Company has determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance has been established. The valuation allowance pertains to the deferred tax assets resulting principally from the net operating loss carryforwards of certain subsidiaries in the United States.

The Company has not provided additional United States income taxes on approximately $553.2 of undistributed earnings of consolidated foreign subsidiaries included in stockholders' equity. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company's intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

In connection with various investment incentive arrangements, the Company has a "holiday" from income taxes in Malaysia, South Africa and Brazil. These agreements, which expire in 2006, 2003, and 2005 respectively, reduced income tax expense by $17.2 million, or $.61; $9.0 million or $.37; and $2.6 million or $.11 per common share -- assuming dilution, in 2002, 2001 and 2000, respectively.

Income tax payments were $8.4 million, $27.7 million and $15.3 million during the years ended December 31, 2002, 2001 and 2000, respectively.

J. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The Company sponsors several defined contribution plans covering certain employees. Company contributions are determined by the Board of Directors based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plans; the Company also maintains a 401(k) plan for certain non-union employees. Aggregate defined contribution plan expenses were $0.5 million, $3.1 million and $2.4 million in 2002, 2001 and 2000, respectively.

The Company has non-contributory defined benefit pension plans for certain employees in Germany and other locations outside the United States, acquired in connection with the acquisition of dmc2 in 2001. The Company also has other postretirement benefit plans, primarily health care and life insurance for certain employees in the

United States. Components of plan obligations and assets of continuing operations at December 31 are as follows:

                                                      PENSION         OTHER POSTRETIREMENT
                                                     BENEFITS               BENEFITS
                                                -------------------   ---------------------
                                                  2002       2001       2002        2001
                                                --------   --------   ---------   ---------
Benefit obligation at beginning of year.......  $(34,747)  $      0    $(2,648)    $(1,937)
Service cost..................................    (1,596)      (491)      (166)       (111)
Interest cost.................................    (2,597)      (905)      (208)       (160)
Participant contributions.....................                             (34)        (44)
Actuarial (loss) gain.........................    (9,524)       570       (435)        359
Benefits paid.................................       773        494         90         106
Plan amendments...............................                                          99
Curtailment...................................                             399
Currency translation adjustments..............    (5,538)
Acquisitions..................................              (34,415)                  (960)
                                                --------   --------    -------     -------
Benefit obligation at end of year.............   (53,229)   (34,747)    (3,002)     (2,648)
                                                --------   --------    -------     -------
Fair value of plan assets at beginning of
  year........................................     4,643          0          0           0
Actual return on plan assets..................      (220)        (8)
Employer contributions........................       886        346         56          62
Participant contributions.....................                              34          44
Acquisitions..................................                4,799
Benefits paid.................................      (773)      (494)       (90)       (106)
                                                --------   --------    -------     -------
Fair value of plan assets at end of year......     4,536      4,643          0           0
                                                --------   --------    -------     -------
Benefit obligations in excess of plan
  assets......................................   (48,693)   (30,104)    (3,002)     (2,648)
Unamortized:
  Net loss (gain).............................    10,845        (60)       846         394
  Prior service cost..........................      (312)        82        197         270
                                                --------   --------    -------     -------
Accrued benefit cost..........................  $(38,160)  $(30,082)   $(1,959)    $(1,984)
                                                ========   ========    =======     =======
Amounts recorded in the balance sheet consist
  of:
  Accrued liability...........................  $(42,248)  $(30,082)   $(1,959)    $(1,984)
  Accumulated other comprehensive income......     4,088         --         --          --
                                                --------   --------    -------     -------
     Total....................................  $(38,160)  $(30,082)   $(1,959)    $(1,984)
                                                ========   ========    =======     =======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $52.4 million, $44.6 million and $3.4 million, respectively, as of December 31, 2002 and $34.7 million, $28.2 million and $4.6 million, respectively, as of December 31, 2001.

The components of net periodic benefit cost for the years ended December 31 are as follows:

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Service cost................................................  $1,596    $  491
Interest cost...............................................   2,597       905
Amortization of unrecognized net (gain) loss................     (16)       13
Expected return on plan assets..............................    (216)      (74)
                                                              ------    ------
                                                              $3,961    $1,335
                                                              ======    ======

                                                               OTHER POSTRETIREMENT
                                                                     BENEFITS
                                                              ----------------------
                                                               2002    2001    2000
                                                              ------   -----   -----
Service cost................................................  $ 166    $111    $100
Interest cost...............................................    208     160     146
Net amortization............................................     (2)     (1)
Curtailment gain............................................   (341)
                                                              -----    ----    ----
                                                              $  31    $270    $246
                                                              =====    ====    ====

In 2002, as a result of workforce reductions in connection with its restructuring program, the Company recorded a curtailment gain of $0.3 million related to Other Postretirement Benefits.

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

                                                              2002   2001
                                                              ----   ----
Discount rate -- Plans in the United States.................  6.75%  7.00%
Discount rate -- Plans outside the United States............  6.00%  7.00%
Return on pension plan assets...............................  9.00%  9.00%
Rate of compensation increase...............................  2.75%  2.75%
Projected health care cost trend rate.......................  7.00%  7.50%
Ultimate health care trend rate.............................  5.50%  5.50%
Year ultimate health care trend rate is achieved............  2006   2006

For determination of 2003 expense, the expected return on plan assets has been reduced to 8.75%.

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
2002 benefit cost...........................................     $101          $ 88
Recorded liability at December 31, 2002.....................     $648          $491

K. STOCKHOLDERS' EQUITY
In 1996, the Company's Board of Directors adopted a Stockholder Rights Agreement. Under this plan, rights were constructively distributed as a dividend at the rate of one right for each outstanding share of common stock of the Company. The rights become exercisable if a person or group (Acquiring Person) acquires or attempts to acquire 15% or more of the outstanding shares of the Company's common stock. In the event that the rights become exercisable, each right (except for rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase one one-hundredth share of Series A Participating Preferred Stock at an initial purchase price of $160 per share, subject to adjustment.

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

On January 25, 2002, the Company completed its secondary offering of 4.025 million shares of common stock. The net offering proceeds of $225.8 million were used to repay outstanding indebtedness under the Company's credit facilities.

L. OTHER COMPREHENSIVE LOSS
The following lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive loss, net of related taxes:

                                                                    ADDITIONAL    ACCUMULATED
                                          FOREIGN                    MINIMUM         OTHER
                                         CURRENCY     FAIR VALUE     PENSION     COMPREHENSIVE
                                        TRANSLATION   ADJUSTMENTS   LIABILITY        LOSS
                                        -----------   -----------   ----------   -------------
Balance January 1, 2000...............    $(1,837)      $     0      $     0        $(1,837)
     Foreign currency.................     (2,130)                                   (2,130)
                                          -------       -------      -------        -------
Balance December 31, 2000.............     (3,967)            0            0         (3,967)
     Cumulative effect of accounting
       change -- SFAS No. 133.........                   (1,558)                     (1,558)
     Unrealized gain on
       available-for-sale
       securities.....................                    1,243                       1,243
     Cash flow hedges.................                   (3,410)                     (3,410)
     Additional minimum pension
       liability......................                                (3,465)        (3,465)
     Foreign currency.................      4,794                                     4,794
                                          -------       -------      -------        -------
Balance December 31, 2001.............        827        (3,725)      (3,465)        (6,363)
     Unrealized loss on
       available-for-sale securities,
       net of reclassification........                   (1,243)                     (1,243)
     Cash flow hedges, net of
       reclassification...............                   10,348                      10,348
     Additional minimum pension
       liability......................                                (4,792)        (4,792)
     Foreign currency.................      4,058                                     4,058
                                          -------       -------      -------        -------
Balance December 31, 2002.............    $ 4,885       $ 5,380      $(8,257)       $ 2,008
                                          =======       =======      =======        =======

During 2002, losses of $5.5 million ($3.6 million after-tax) related to available-for-sale securities were reclassified into results of operations upon sale. Also during 2002, gains of $5.3 million ($3.4 million after-tax) related to cash flow hedges were reclassified into results of operations.

M. EARNINGS PER SHARE
The following table sets forth the computation of net income (loss) per common share and net income (loss) per common share -- assuming dilution:

                                                         YEAR ENDED DECEMBER 31
                                                     -------------------------------
                                                       2002        2001       2000
                                                     ---------    -------    -------
Net income (loss)..................................  $(327,911)   $75,640    $71,500
                                                     =========    =======    =======
Weighted average shares outstanding................     28,037     24,021     23,843
Dilutive effect of stock options...................         --        446        408
                                                     ---------    -------    -------
Weighted average shares outstanding -- assuming
  dilution.........................................     28,037     24,467     24,251
                                                     =========    =======    =======
Net income (loss) per common share.................  $  (11.69)   $  3.15    $  2.99
                                                     =========    =======    =======
Net income (loss) per common share -- assuming
  dilution.........................................  $  (11.69)   $  3.09    $  2.95
                                                     =========    =======    =======

All outstanding stock options at December 31, 2002 (see Note N) are antidilutive.

N. STOCK PLANS
The Company's 2002 Incentive Plan authorizes the grant of options to management personnel of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company's 1995 Non-Employee Directors' Equity Compensation Plan has also authorized the grant of options to non-employee members of the Board of Directors for up to 250,000 shares of the Company's common stock. All options granted have 10-year terms and vest and become fully exercisable at the end of the next fiscal year following the year of grant.

A summary of the Company's stock option activity, and related information follows:

                                       2002                    2001                    2000
                               --------------------    --------------------    --------------------
                                           WEIGHTED                WEIGHTED                WEIGHTED
                                           AVERAGE                 AVERAGE                 AVERAGE
                                           EXERCISE                EXERCISE                EXERCISE
                                OPTIONS     PRICE       OPTIONS     PRICE       OPTIONS     PRICE
                               ---------   --------    ---------   --------    ---------   --------
Outstanding at January 1.....  1,725,045    $37.53     1,850,263    $30.33     1,725,862    $25.83
  Granted....................     54,700     62.83       265,276     57.33       398,251     46.22
  Exercised..................   (183,184)    20.81      (390,494)    16.48      (273,850)    24.87
                               ---------    ------     ---------    ------     ---------    ------
Outstanding at December 31...  1,596,561    $40.31     1,725,045    $37.53     1,850,263    $30.33
Exercisable at end of year...  1,541,861               1,472,933               1,462,763
Weighted-average fair value
  of options granted during
  the year...................               $38.23                  $15.69                  $13.69

The weighted-average remaining contractual life of options outstanding is approximately six years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                                   OUTSTANDING                     EXERCISABLE
                                        ----------------------------------     --------------------
                                                     WEIGHTED
                                                      AVERAGE     WEIGHTED                 WEIGHTED
                                                     REMAINING    AVERAGE                  AVERAGE
                                        NUMBER OF   CONTRACTUAL   EXERCISE     NUMBER OF   EXERCISE
                                         SHARES        LIFE        PRICE        SHARES      PRICE
                                        ---------   -----------   --------     ---------   --------
Range of exercise prices:
       $5.04 -- $13.00................     92,526       1.9        $12.82         92,526    $12.82
       $17.31 -- $29.96...............    215,182       4.0        $23.62        215,182    $23.62
       $35.06 -- $66.45...............  1,288,853       7.5        $45.08      1,234,153    $44.29

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock Based Compensation, and has been determined as if the Company had accounted for its employee and non-employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2002     2001     2000
                                                              ----     ----     ----
Risk-free interest rate.....................................  5.0%     5.0%     6.0%
Dividend yield..............................................   --      1.2%     1.2%
Volatility factor of Company common stock...................  .67      .24      .25
Weighted-average expected option life (years)...............    5        5        5

During 2002, the Company granted 28,000 shares of restricted stock to a certain executive officer. The restricted shares will vest in equal increments over a seven-year period beginning on April 30, 2003. The market value of the restricted stock award was $1.9 million and has been recorded as a separate component of stockholders' equity. During 2001, the Company granted 65,000 shares of restricted stock to certain executive officers. The restricted shares vest in equal increments over a three-year period beginning December 31, 2002. The market value of the restricted stock award was $3.8 million and has been recorded as a separate component of stockholders' equity. During 2002, 45,000 shares of restricted stock were forfeited. Results of operations include compensation expense (after-tax) related to restricted stock grants of $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

O. COMMITMENTS AND CONTINGENCIES
The Company has a supply agreement with La Generale des Carriers et des Mines (Gecamines) to purchase all of the concentrate produced by the Luiswishi mine in Shaba, Democratic Republic of Congo (DRC). During December 2002, the Luiswishi mine was shut-down indefinitely. Annual production capacity at this facility is estimated to contain approximately 4,500 metric tons of cobalt and 4,500 metric tons of copper. The cost of the cobalt and copper obtained is based upon the prevailing market price as material is processed. While the length of the shut-down period cannot be predicted, management does not believe that it will lead to an inability of the Company to obtain sufficient feedstock from other sources for its cobalt and copper operations.

The Company previously had an agreement with Weda Bay Minerals, Inc. (Weda) which provided for the Company to contribute financing up to $18 million, to complete a bankable feasibility study for the development of the Halmahera Island, Indonesia (Halmera) nickel and cobalt laterite deposits. The Company had agreed to purchase all future production at Halmera, which Weda estimated would yield approximately 30,000 tons of nickel and 3,000 tons of cobalt annually. In the fourth quarter of 2002, in connection with its restructuring program (see Note B), the Company decided that it would no longer contribute to the financing of this project and terminated its agreement with Weda. This action resulted in an other-than-temporary decline in the value of this investment, and as a result, the carrying value of Company's equity investment in Weda was written-off in 2002 as part of the fourth quarter restructuring charge.

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

In October 2002, the Company was mentioned in a report issued by a United Nations panel focusing on companies and individuals operating in the Democratic Republic of Congo (DRC) and their alleged "exploitation of the natural resources and other forms of wealth of the DRC". OM Group is not among the companies cited for financial sanctions in the report. As noted in the report, the Company's business in the DRC is comprised of a smelter plant, which is 55%-owned through a joint venture (Groupement Pour Le Traitement Du Terril De Lubumbashi) with the DRC state mining company (Gecamines) and a third party; as well as contractual arrangements and discussions with Gecamines and the third party with respect to the joint venture partners' rights to various feedstocks related to the smelter project. While the ultimate impact of this report cannot be determined at this time, management believes that this matter will not result in a material adverse effect upon the Company's financial condition or results of operations.

In November 2002, the Company received notice that shareholder class action lawsuits were filed against it related to the decline in the Company's stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company's stock between November 2001 and October 2002 at allegedly inflated market prices. While the ultimate outcome of this litigation cannot be determined at this time, management believes that these matters will not have a material adverse effect upon the Company's financial condition or results of operations. In addition, the named executive officers, the Board of Directors and the Company have Directors & Officers and Corporate Liability Insurance available for such matters.

P. LEASE COMMITMENTS
The Company rents real property and equipment under long-term operating leases. The Company's operating lease expense was $8.0 million in 2002, $4.1 million in 2001 and $3.5 million in 2000.

Future minimum payments under noncancellable operating leases at December 31, 2002 are as follows:

YEAR ENDING DECEMBER 31
-----------------------
2003........................................................  $ 6,122
2004........................................................    4,746
2005........................................................    3,915
2006........................................................    3,334
2007........................................................    3,196
2008 and thereafter.........................................   11,175
                                                              -------
Total minimum lease payments................................  $32,488
                                                              =======

The Company also enters into precious metal leases (primarily gold and silver) which are consignment inventory arrangements under which banks provide the Company with precious metals for a specified period for which the Company pays a lease fee. The Company also leases out metals under similar arrangements to customers. The amount of metal leases in at December 31, 2002 and 2001 was $190.5 million and $276.1 million, respectively. The amount of metal leases out at December 31, 2002 and 2001 was $50.8 million and $110.7 million, respectively.

Q. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION
The Company operates in three segments: base metal chemistry, precious metal chemistry and metal management. These industry segments correspond to management's approach to aggregating products and business units, making operating decisions and assessing performance. Major products included in each segment and other information follows.

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

Metal Management: Operates as a metal sourcing operation for both the Company's other segments and nonaffiliated customers, primarily procuring precious metals. This segment centrally manages metal purchases and sales by providing the necessary precious metal liquidity, financing and hedging for the Company's other businesses.

Business segment information for continuing operations as of and for the years ended December 31, 2002, 2001 and 2000 follows. In 2002, operating profit for base metal chemistry and precious metal chemistry includes unusual charges of $273.4 million and $17.1 million, respectively; Corporate expenses in 2002 include $26.8 million of unusual charges.

                                             2002          2001          2000
                                          ----------    ----------    ----------
                                                      (IN THOUSANDS)
BUSINESS SEGMENT INFORMATION
Net Sales
  Base Metal Chemistry..................  $  717,300    $  662,642    $  726,676
  Precious Metal Chemistry..............   1,527,437       584,861
  Metal Management......................   2,865,318     1,110,516
  Inter-segment.........................    (200,632)     (121,107)
                                          ----------    ----------    ----------
                                          $4,909,423    $2,236,912    $  726,676
                                          ==========    ==========    ==========
Operating profit (loss)
  Base Metal Chemistry..................  $ (162,756)   $  165,900    $  154,003
  Precious Metal Chemistry..............      66,895        28,103
  Metal Management......................      11,084        10,075
                                          ----------    ----------    ----------
                                             (84,777)      204,078       154,003
Interest expense........................     (74,271)      (57,423)      (35,829)
Foreign exchange, investment income and
  other, net............................       6,762         3,163         1,312
Corporate...............................     (52,524)      (23,688)      (19,943)
                                          ----------    ----------    ----------
Income (loss) from continuing operations
  before income taxes, minority
  interests, equity income and
  extraordinary item....................  $ (204,810)   $  126,130    $   99,543
                                          ==========    ==========    ==========

                                                DECEMBER 31,
                                          ------------------------
                                             2002          2001
                                          ----------    ----------
Total assets
  Base Metal Chemistry..................  $1,139,906    $1,354,525
  Precious Metal Chemistry..............     920,948       842,841
  Metal Management......................     117,797       101,718
  Corporate.............................      50,445        18,856
  Discontinued operations...............     110,040       207,998
                                          ----------    ----------
Total assets............................  $2,339,136    $2,525,938
                                          ==========    ==========

                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                             2002          2001          2000
                                          ----------    ----------    ----------
Expenditures for property, plant &
  equipment
  Base Metal Chemistry..................  $   56,993    $   74,328    $   42,740
  Precious Metal Chemistry..............      34,236        22,842
  Corporate.............................       2,788         2,836         2,808
                                          ----------    ----------    ----------
Total expenditures for property, plant &
  equipment.............................  $   94,017    $  100,006    $   45,548
                                          ==========    ==========    ==========
Depreciation and amortization
  Base Metal Chemistry..................  $   46,600    $   40,774    $   29,046
  Precious Metal Chemistry..............      10,478        10,346
  Metal Management......................          22             9
  Corporate.............................       1,843           304           220
                                          ----------    ----------    ----------
Total depreciation and amortization.....  $   58,943    $   51,433    $   29,266
                                          ==========    ==========    ==========

                                                                          LONG-LIVED
                                                         NET SALES (1)      ASSETS
                                                         -------------    ----------
GEOGRAPHIC REGION INFORMATION
2002
United States..........................................   $1,289,284       $ 52,029
Finland................................................      485,571        293,546
Germany................................................    2,386,734         87,993
Democratic Republic of the Congo.......................                     122,351
Other..................................................      747,834         98,239
                                                          ----------       --------
                                                          $4,909,423       $654,158
                                                          ==========       ========

2001
United States..........................................   $  643,420       $ 59,635
Finland................................................      470,307        282,826
Germany................................................      815,667        105,432
Democratic Republic of the Congo.......................                     124,807
Other..................................................      307,518         84,876
                                                          ----------       --------
                                                          $2,236,912       $657,576
                                                          ==========       ========
2000
United States..........................................   $  157,554
Finland................................................      532,456
Other..................................................       36,666
                                                          ----------
                                                          $  726,676
                                                          ==========

---------------

(1) Net sales are attributed to the geographic area based on the location of the manufacturing facility.

R. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION
In December 2001, the Company issued $400 million in aggregate principal amount of 9.25% Senior Subordinated Notes due 2011. These Notes are guaranteed by the Company's wholly-owned domestic subsidiaries. The guarantees are full, unconditional and joint and several.

The Company's foreign subsidiaries are not guarantors of these Notes. The Company as presented below represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

                                                         DECEMBER 31, 2002
                             -------------------------------------------------------------------------
                                             COMBINED        COMBINED
                                THE         GUARANTOR      NON-GUARANTOR
                              COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
BALANCE SHEET DATA           ----------    ------------    -------------    ------------    ----------
Assets
Current assets:
  Cash and cash
     equivalents...........  $      667     $    2,180      $   74,358                      $   77,205
  Accounts receivable......     752,800        103,417         649,618      $(1,146,433)       359,402
  Inventories..............                     70,538         615,064                         685,602
  Deferred income taxes and
     other current
     assets................      26,553          7,935         105,640                         140,128
                             ----------     ----------      ----------      -----------     ----------
Total current assets.......     780,020        184,070       1,444,680       (1,146,433)     1,262,337
Property, plant and
  equipment -- net.........                     55,717         598,441                         654,158
Goodwill and other
  intangible assets........                    136,099          61,915                         198,014
Intercompany receivables...     300,768                      1,146,191       (1,446,959)
Investment in
  subsidiaries.............     655,822        544,000       1,247,474       (2,447,296)
Other assets...............      21,231         10,245          83,111                         114,587
Assets of discontinued
  operations...............                    110,040                                         110,040
                             ----------     ----------      ----------      -----------     ----------
Total assets...............  $1,757,841     $1,040,171      $4,581,812      $(5,040,688)    $2,339,136
                             ==========     ==========      ==========      ===========     ==========
Liabilities and
  stockholders' equity
Current liabilities:
  Current portion of long-
     term debt.............  $    6,750                                                     $    6,750
  Short-term debt..........                                 $   24,347                          24,347
  Accounts payable.........      65,917     $  392,588         439,303      $  (727,658)       170,150
  Deferred income taxes....     (18,426)        (1,425)         36,978                          17,127
  Other accrued expenses...      10,745         10,481         174,413                         195,639
                             ----------     ----------      ----------      -----------     ----------
Total current
  liabilities..............      64,986        401,644         675,041         (727,658)       414,013
Long-term debt.............   1,187,650                                                      1,187,650
Deferred income taxes......      35,320           (131)         39,470                          74,659
Minority interests and
  other long-term
  liabilities..............                      3,394         153,363                         156,757
Intercompany payables......                    557,894       1,230,175       (1,788,069)
Liabilities of discontinued
  operations...............                     36,172                                          36,172
Stockholders' equity.......     469,885         41,198       2,483,763       (2,524,961)       469,885
                             ----------     ----------      ----------      -----------     ----------
Total liabilities and
  stockholders' equity.....  $1,757,841     $1,040,171      $4,581,812      $(5,040,688)    $2,339,136
                             ==========     ==========      ==========      ===========     ==========

                                                          DECEMBER 31, 2002
                               -----------------------------------------------------------------------
                                             COMBINED        COMBINED
                                 THE        GUARANTOR      NON-GUARANTOR
                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
INCOME STATEMENT DATA          --------    ------------    -------------    ------------    ----------
Net sales....................               $1,432,745      $3,685,475       $(208,797)     $4,909,423
Cost of products sold........                1,378,702       3,360,074        (208,797)      4,529,979
Cost of goods
  sold -- write-down of
  inventories................                   56,083          52,139                         108,222
                               --------     ----------      ----------       ---------      ----------
                                                (2,040)        273,262                         271,222
Selling, general and
  administrative expenses....                   54,760         191,068                         245,828
Restructuring and other
  unusual charges............  $ 26,830         45,007          90,858                         162,695
                               --------     ----------      ----------       ---------      ----------
Income (loss) from
  operations.................   (26,830)      (101,807)         (8,664)                       (137,301)
Interest expense.............   (77,271)       (12,479)        (54,873)         70,352         (74,271)
Foreign exchange gain........       819              8           1,452                           2,279
Investment and other income,
  net........................    15,024             99          59,712         (70,352)          4,483
                               --------     ----------      ----------       ---------      ----------
Income (loss) from continuing
  operations before income
  taxes, minority interests
  and equity income..........   (88,258)      (114,179)         (2,373)                       (204,810)
Income tax benefit...........                                  (17,844)                        (17,844)
Minority interests...........                                   12,846                          12,846
Equity in income of
  affiliates.................                                   (1,497)                         (1,497)
                               --------     ----------      ----------       ---------      ----------
Income (loss) from continuing
  operations.................   (88,258)      (114,179)          4,122                        (198,315)
Loss from discontinued
  operations.................                 (129,596)                                       (129,596)
                               --------     ----------      ----------       ---------      ----------
Net (loss) income............  $(88,258)    $ (243,775)     $    4,122       $              $ (327,911)
                               ========     ==========      ==========       =========      ==========

                                                          DECEMBER 31, 2002
                             ---------------------------------------------------------------------------
                                              COMBINED        COMBINED
                                 THE         GUARANTOR      NON-GUARANTOR
                               COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
CASH FLOW DATA               -----------    ------------    -------------    ------------    -----------
Net cash (used in) provided
  by operating
  activities...............  $   (59,752)     $ 29,863        $ 57,620                       $    27,731
Investing activities:
  Expenditures for property
     plant and equipment --
     net...................                     (5,528)        (88,489)                          (94,017)
  Acquisitions of
     businesses............      (32,070)                                                        (32,070)
  Divestiture of
     business..............        4,000                                                           4,000
  Sale of marketable
     securities............                                     37,624                            37,624
  Investment in
     nonconsolidated joint
     ventures..............       (3,566)                                                         (3,566)
                             -----------      --------        --------         --------      -----------
Net cash used in investing
  activities...............      (31,636)       (5,528)        (50,865)                          (88,029)
Financing activities:
  Dividend payments........      (11,899)                                                        (11,899)
  Long-term borrowings.....       99,510                                                          99,510
  Payments of short-term
     debt..................                                    (12,552)                          (12,552)
  Payments of long-term
     debt..................     (225,805)                                                       (225,805)
  Proceeds from exercise of
     stock options.........        3,806                                                           3,806
  Proceeds from sale of
     common shares.........      225,805                                                         225,805
                             -----------      --------        --------         --------      -----------
Net cash provided by (used
  in) financing
  activities...............       91,417                       (12,552)                           78,865
                             -----------      --------        --------         --------      -----------
Cash provided by (used in)
  continuing operations....           29        24,335          (5,797)                           18,567
Cash used in discontinued
  operations                                   (25,161)                                          (25,161)
Effect of exchange rate
  changes on cash and cash
  equivalents..............                                      7,292                             7,292
                             -----------      --------        --------         --------      -----------
Increase (decrease) in cash
  and cash equivalents.....           29          (826)          1,495                               698
Cash and cash equivalents
  at beginning of the
  year.....................          638         3,006          72,863                            76,507
                             -----------      --------        --------         --------      -----------
Cash and cash equivalents
  at end of the year.......  $       667      $  2,180        $ 74,358                       $    77,205
                             ===========      ========        ========         ========      ===========

                                                         DECEMBER 31, 2001
                             -------------------------------------------------------------------------
                                             COMBINED        COMBINED
                                THE         GUARANTOR      NON-GUARANTOR
                              COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      TOTAL
BALANCE SHEET DATA           ----------    ------------    -------------    ------------    ----------
Assets
Current assets:
  Cash and cash
     equivalents...........  $      638     $    3,006      $   72,863                      $   76,507
  Marketable securities....                                     38,667                          38,667
  Accounts receivable......     710,495         80,508         482,816      $  (943,709)       330,110
  Inventories..............                    128,429         603,614                         732,043
  Deferred income taxes and
     other current
     assets................      23,265         22,380         105,571                         151,216
                             ----------     ----------      ----------      -----------     ----------
Total current assets.......     734,398        234,323       1,303,531         (943,709)     1,328,543
Property, plant and
  equipment -- net.........                     61,234         596,342                         657,576
Goodwill and other
  intangible assets........                    148,223          60,849                         209,072
Intercompany receivables...     278,032          3,970       1,170,574       (1,452,576)
Investment in
  subsidiaries.............     908,483        522,939       2,029,173       (3,460,595)
Other assets...............      18,127         20,357          84,265                         122,749
Assets of discontinued
  operations...............                    207,998                                         207,998
                             ----------     ----------      ----------      -----------     ----------
Total assets...............  $1,939,040     $1,199,044      $5,244,734      $(5,856,880)    $2,525,938
                             ==========     ==========      ==========      ===========     ==========
Liabilities and
  Stockholders' Equity
Current liabilities:
  Current portion of
     long-term debt........  $   20,188                                                     $   20,188
  Short-term debt..........                                 $   32,397                          32,397
  Accounts payable.........      38,146     $  357,363         359,124      $  (585,694)       168,939
  Deferred income taxes....          46          1,208          72,462                          73,716
  Other accrued expenses...      11,071         15,345          74,588                         101,004
                             ----------     ----------      ----------      -----------     ----------
Total current
  liabilities..............      69,451        373,916         538,571         (585,694)       396,244
Long-term debt.............   1,300,507                                                      1,300,507
Deferred income taxes......        (451)        (7,517)         76,817                          68,849
Minority interests and
  other long-term
  liabilities..............                      5,125         155,985                         161,110
Intercompany payables......                    514,121       2,035,655       (2,549,776)
Liabilities of discontinued
  operations...............                     29,695                                          29,695
Stockholders' equity.......     569,533        283,704       2,437,706       (2,721,410)       569,533
                             ----------     ----------      ----------      -----------     ----------
Total liabilities and
  stockholders' equity.....  $1,939,040     $1,199,044      $5,244,734      $(5,856,880)    $2,525,938
                             ==========     ==========      ==========      ===========     ==========

                                                             DECEMBER 31, 2001
                                    -------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                      THE       GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     TOTAL
INCOME STATEMENT DATA               --------   ------------   -------------   ------------   ----------
Net sales.........................               $697,461      $1,940,514      $(401,063)    $2,236,912
Cost of products sold.............                650,038       1,670,866       (401,063)     1,919,841
                                    --------     --------      ----------      ---------     ----------
                                                   47,423         269,648                       317,071
Selling, general and
  administrative expenses.........                 42,437          94,244                       136,681
                                    --------     --------      ----------      ---------     ----------
Income from operations............                  4,986         175,404                       180,390
Interest expense..................  $(61,272)     (17,148)        (67,938)        88,935        (57,423)
Foreign exchange (loss) gain......      (289)         324            (229)                         (194)
Investment and other income,
  net.............................    21,873          903          69,516        (88,935)         3,357
                                    --------     --------      ----------      ---------     ----------
Income (loss) from continuing
  operations before income taxes,
  minority interests, equity
  income and extraordinary item...   (39,688)     (10,935)        176,753                       126,130
Income tax (benefit) expense......   (14,599)      12,297          34,047                        31,745
Minority interests................                                  5,820                         5,820
Equity in income of affiliates....                                 (1,876)                       (1,876)
                                    --------     --------      ----------      ---------     ----------
Income (loss) from continuing
  operations......................   (25,089)     (23,232)        138,762                        90,441
Loss from discontinued
  operations......................                (10,201)                                      (10,201)
Extraordinary item................    (4,600)                                                    (4,600)
                                    --------     --------      ----------      ---------     ----------
Net (loss) income.................  $(29,689)    $(33,433)     $  138,762      $             $   75,640
                                    ========     ========      ==========      =========     ==========

                                                          DECEMBER 31, 2001
                             ---------------------------------------------------------------------------
                                              COMBINED        COMBINED
                                 THE         GUARANTOR      NON-GUARANTOR
                               COMPANY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
CASH FLOW DATA               -----------    ------------    -------------    ------------    -----------
Net cash (used in) provided
  by operating
  activities...............  $   (93,774)     $ 24,240        $131,165                       $    61,631
Investing activities:
  Expenditures for property
     plant and equipment --
     net...................                     (9,317)        (90,689)                         (100,006)
  Acquisitions of
     businesses............   (1,168,423)                       21,766                        (1,146,657)
Divestiture of
  businesses...............      525,473                                                         525,473
                             -----------      --------        --------         --------      -----------
Net cash used in investing
  activities...............     (642,950)       (9,317)        (68,923)                         (721,190)
Financing activities:
  Dividend payments........      (12,494)                                                        (12,494)
  Long-term borrowings.....    1,648,751                                                       1,648,751
  Payments of long-term
     debt..................     (900,000)                                                       (900,000)
  Purchase of treasury
     stock.................       (5,331)                                                         (5,331)
  Proceeds from exercise of
     stock options.........        6,435                                                           6,435
                             -----------      --------        --------         --------      -----------
Net cash provided by
  financing activities.....      737,361                                                         737,361
                             -----------      --------        --------         --------      -----------
Cash provided by continuing
  operations...............          637        14,923          62,242                            77,802
Cash used in discontinued
  operations...............                    (13,189)                                          (13,189)
Effect of exchange rate
  changes on cash and cash
  equivalents..............                        (49)         (1,166)                           (1,215)
                             -----------      --------        --------         --------      -----------
Increase in cash and cash
  equivalents..............          637         1,685          61,076                            63,398
Cash and cash equivalents
  at beginning of the
  year.....................            1         1,321          11,787                            13,109
                             -----------      --------        --------         --------      -----------
Cash and cash equivalents
  at end of the year.......  $       638      $  3,006        $ 72,863                       $    76,507
                             ===========      ========        ========         ========      ===========

                                                              DECEMBER 31, 2000
                                      -----------------------------------------------------------------
                                                   COMBINED       COMBINED
                                        THE       GUARANTOR     NON-GUARANTOR
                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    TOTAL
       INCOME STATEMENT DATA          --------   ------------   -------------   ------------   --------
Net sales...........................               $185,811       $705,347       $(164,482)    $726,676
Cost of products sold...............                154,770        554,678        (164,482)     544,966
                                      --------     --------       --------       ---------     --------
                                                     31,041        150,669                      181,710
Selling, general and administrative
  expenses..........................                 26,933         20,717                       47,650
                                      --------     --------       --------       ---------     --------
Income from operations..............                  4,108        129,952                      134,060
Interest expense....................  $(37,352)     (15,966)       (28,095)         45,584      (35,829)
Foreign exchange (loss) gain........      (651)        (103)          (369)                      (1,123)
Investment and other income, net....    22,630          212         25,177         (45,584)       2,435
                                      --------     --------       --------       ---------     --------
Income (loss) from continuing
  operations before income taxes....   (15,373)     (11,749)       126,665                       99,543
Income tax (benefit) expense........    (5,795)      (7,063)        39,547                       26,689
                                      --------     --------       --------       ---------     --------
Income (loss) from continuing
  operations........................    (9,578)      (4,686)        87,118                       72,854
Loss from discontinued operations...                 (1,354)                                     (1,354)
                                      --------     --------       --------       ---------     --------
Net (loss) income...................  $ (9,578)    $ (6,040)      $ 87,118       $             $ 71,500
                                      ========     ========       ========       =========     ========

                                                             DECEMBER 31, 2000
                                    -------------------------------------------------------------------
                                                  COMBINED       COMBINED
                                       THE       GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     TOTAL
CASH FLOW DATA                      ---------   ------------   -------------   ------------   ---------
Net cash provided by operating
  activities......................  $  19,869     $ 7,056        $ 54,032                     $  80,957
Investing activities:
  Expenditures for property plant
     and equipment -- net.........                  2,397         (47,945)                      (45,548)
  Acquisitions of businesses......   (192,689)                                                 (192,689)
                                    ---------     -------        --------         ------      ---------
Net cash (used in) provided by
  investing activities............   (192,689)      2,397         (47,945)                     (238,237)
Financing activities:
  Dividend payments...............    (10,491)                                                  (10,491)
  Long-term borrowings............    223,750                                                   223,750
  Payments of long-term debt......    (37,600)                                                  (37,600)
  Purchase of treasury stock......     (9,650)                                                   (9,650)
  Proceeds from exercise of stock
     options......................      6,811                                                     6,811
                                    ---------     -------        --------         ------      ---------
Net cash provided by financing
  activities......................    172,820                                                   172,820
                                    ---------     -------        --------         ------      ---------
Cash provided by continuing
  operations......................                  9,453           6,087                        15,540
Cash used in discontinued
  operations......................                 (8,819)                                       (8,819)
Effect of exchange rate changes on
  cash and cash equivalents.......                    (89)         (1,916)                       (2,005)
                                    ---------     -------        --------         ------      ---------
Increase in cash and cash
  equivalents.....................                    545           4,171                         4,716
Cash and cash equivalents at
  beginning of the year...........          1         776           7,616                         8,393
                                    ---------     -------        --------         ------      ---------
Cash and cash equivalents at end
  of the year.....................  $       1     $ 1,321        $ 11,787                     $  13,109
                                    =========     =======        ========         ======      =========

S. QUARTERLY DATA (UNAUDITED)

                                                         QUARTER ENDED
                         -----------------------------------------------------------------------------
                             MARCH 31             JUNE 30          SEPTEMBER 30         DECEMBER 31
                         -----------------   -----------------   -----------------   -----------------
2002
Net sales..............         $1,159,152          $1,228,796          $1,324,845          $1,196,630
Gross profit...........            110,989             121,332               9,251              29,650
Income (loss) from
  continuing
  operations...........             24,670              30,048             (68,081)           (184,952)
Net income (loss)......             23,368              25,501             (71,166)           (305,614)
Basic net income (loss)
  per common share:
  Income (loss) from
     continuing
     operations........              $0.91               $1.06              $(2.41)             $(6.53)
  Net income (loss)....              $0.86               $0.90              $(2.52)            $(10.78)
Diluted net income
  (loss) per common
  share:
  Income (loss) from
     continuing
     operations........              $0.89               $1.05              $(2.41)             $(6.53)
  Net income (loss)....              $0.85               $0.89              $(2.52)            $(10.78)
Market price:
  high-low.............    $61.000-$72.300     $61.860-$73.000     $42.600-$62.750      $43.500-$4.060
Dividends paid per
  share................              $0.14               $0.14               $0.14                 $--

2001
Net sales..............           $197,244            $181,957            $803,542          $1,054,169
Gross profit...........             53,252              54,554              97,024             112,241
Income (loss) from
  continuing
  operations...........             19,513              20,404              27,221              23,303
Net income.............             19,632              20,165              20,474              15,369
Basic net income per
  common share:
  Income from
     continuing
     operations........              $0.82               $0.85               $1.13               $0.97
  Net income...........              $0.82               $0.84               $0.85               $0.64
Diluted net income per
  common share:
  Income from
     continuing
     operations........              $0.80               $0.83               $1.11               $0.95
  Net income...........              $0.81               $0.83               $0.84               $0.63
Market price:
  high-low.............    $55.200-$46.250     $63.980-$49.400     $66.700-$49.000     $67.000-$54.000
Dividends paid per
  share................              $0.13               $0.13               $0.13               $0.13

In the fourth quarter of 2002, the Board of Directors voted to suspend the Company's quarterly cash dividend indefinitely.

In the fourth quarter of 2002, the Company recorded restructuring and other unusual charges related to continuing operations of $209.1 million. See Note B.

In the third quarter of 2002, the Company recorded a charge of $108.2 million to write-down inventories to the lower of cost or market. See Note E.

In the fourth quarter of 2001, the Company recorded an extraordinary charge of $4.6 million after-tax ($0.19 per diluted share) related to the early extinguishment of debt.

In the third quarter of 2001, the Company acquired dmc2 for a purchase price of $1.102 billion. See Note D.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no such changes or disagreements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information relating to directors of the Company contained under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 6, 2003, is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information relating to executive compensation contained under the headings "Committees and Meetings of the Board of Directors" and "Executive Compensation" in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 6, 2003, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information relating to security ownership set forth under the heading "Security Ownership of Directors, Officers and Certain Beneficial Owners" in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 6, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information relating to the related transactions set forth under the heading "Related Party Transactions" in the Company's Proxy Statement for the annual meeting of stockholders to be held on May 6, 2003, is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) within 90 days prior to the filing date of this Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) The following consolidated financial statements of the Company are included in Part II Item 8:

          (1) The following Consolidated Financial Statements of OM Group, Inc. are filed as a separate section of this report:

                Consolidated Balance Sheets at December 31, 2002 and 2001 -- page 22.

                Statements of Consolidated Operations for the years ended December 31, 2002, 2001 and 2000 -- page 23.

                Statements of Consolidated Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 -- page 24.

                Statements of Consolidated Cash Flows for the years ended December 31, 2002, 2001 and 2000 -- page 25.

                Notes to Consolidated Financial Statements -- pages 26 through
                56.

          (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable and, therefore, have been omitted.

          (3) Exhibits and Reports on Form 8-K

          (a) The following exhibits are included in this Annual Report on Form 10-K:

             (3) Articles of Incorporation and By-laws

                    3.1     Amended and Restated Certificate of Incorporation of the      ++
                            Company
                    3.2     Amended and Restated Bylaws of the Company                    ++

             (4) Instruments defining rights of security holders, including indentures

                    4.1     Form of Common Stock Certificate of the Company               ++
                    4.2     Stockholder Rights Agreement dated as of November 5, 1996
                            between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company's Registration
                            Statement on Form S-4 (No. 333-84128) filed on March 11,
                            2002).
                    4.3     Indenture, dated as of December 12, 2001, among OM Group,
                            Inc., the Guarantors (as defined therein) and The Bank of
                            New York, as Trustee (incorporated by reference to Exhibit
                            4.3 to the Company's Registration Statement on Form S-1/A
                            (No. 333-74566) filed on January 14, 2002).
                    4.4     Purchase Agreement, dated as of December 7, 2001, among OM
                            Group, Inc., the Guarantors (as defined therein) and Credit
                            Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company's Registration
                            Statement on Form S-1/A (No. 333-74566) filed on January 14,
                            2002).
                    4.5     Registration Rights Agreement, dated as of December 12,
                            2001, among OM Group, Inc., the Guarantors (as defined
                            therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined
                            therein) (incorporated by reference to Exhibit 4.5 to the
                            Company's Registration Statement on Form S-1/A (No.
                            333-74566) filed on January 14, 2002).

                    4.6     Amended and Restated Credit Agreement, dated as of August
                            10, 2001, among OM Group, Inc., and OMG AG & Co. KG as
                            borrowers; the lending institutions named therein as
                            lenders; Credit Suisse First Boston as a lender, the
                            syndication agent, joint book running manager and a joint
                            lead arranger; National City Bank as a lender, the swingline lender, letter of credit issuer, administrative agent,
                            collateral agent, joint book running manager and a joint
                            lead arranger; and ABN Amro Bank N.V., Credit Lyonnais, New
                            York Branch, and KeyBank National Association, each as a
                            lender and documentation agent (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 30, 2001 and incorporated herein by
                            reference).
                    4.7     Second Amended and Restated Credit Agreement, dated as of
                            June 28, 2002, among OM Group, Inc., and OMG AG & Co. KG as borrowers; the lending institutions named therein as
                            lenders; Credit Suisse First Boston as a lender, the
                            syndication agent, joint book running manager and a joint
                            lead arranger; National City Bank as a lender, the swingline lender, letter of credit issuer, administrative agent,
                            collateral agent, joint book running manager and a joint
                            lead arranger; and ABN Amro Bank N.V., Credit Lyonnais, New
                            York Branch, and KeyBank National Association, each as a
                            lender and documentation agent (filed as Exhibit 4 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 2002 and incorporated herein by reference).
                    4.8     Amendment No. 1 to Second Amended and Restated Credit
                            Agreement, dated as of December 9, 2002, among OM Group,
                            Inc., and OMG AG & Co. KG as borrowers; the lending
                            institutions named therein as lenders; Credit Suisse First
                            Boston as a lender, the syndication agent, joint book
                            running manager and a joint lead arranger; National City
                            Bank as a lender, the swingline lender, letter of credit
                            issuer, administrative agent, collateral agent, joint book running manager and a joint lead arranger; and ABN Amro Bank
                            N.V., Credit Lyonnais, New York Branch, and KeyBank National
                            Association, each as a lender and documentation agent.

             (10) Material Contracts

                   10.1     Technology Agreement among Outokumpu Oy, Outokumpu            ++
                            Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu
                            Harjavalta Metals Oy and Kokkola Chemicals Oy dated March
                            24, 1993.
                  *10.2     OM Group, Inc. Long-Term Incentive Compensation Plan.         ++
                  *10.3     Amendment to OM Group, Inc. Long-Term Incentive Compensation
                            Plan (filed as Exhibit 99(b) to the Company's Registration
                            Statement on Form S-8 filed on February 1, 1994, and
                            incorporated herein by reference).
                  *10.4     Amendment to OM Group, Inc. Long-Term Incentive Compensation
                            Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8
                            Registration Statement filed on July 3, 1996, and
                            incorporated herein by reference).
                  *10.5     Mooney Chemicals, Inc. Welfare Benefit Plan.                  ++
                  *10.6     Mooney Chemicals, Inc. Profit Sharing Plan.                   ++
                  *10.7     Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.      ++
                  *10.8     OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan, as
                            amended (incorporated by reference to Exhibit 10.8 to the
                            Company's Registration Statement on Form S-4 (No. 333-84128)
                            filed on March 11, 2002).
                  *10.9     OM Group, Inc. Benefit Restoration Plan, effective January
                            1, 1995 (incorporated by reference to Exhibit 10.9 to the
                            Company's Registration Statement on Form S-4 (No. 333-84128)
                            filed on March 11, 2002).
                 *10.10     Trust under OM Group, Inc. Benefit Restoration Plan,
                            effective January 1, 1995 (incorporated by reference to
                            Exhibit 10.10 to the Company's Registration Statement on
                            Form S-4 (No. 333-84128) filed on March 11, 2002).

                 *10.11     Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration
                            Statement filed on July 3, 1996, and incorporated herein by reference).
                  10.12     OM Group, Inc. Non-employee Director's Equity Compensation
                            Plan (incorporated by reference to Exhibit 10.12 to the
                            Company's Registration Statement on Form S-4 (No. 333-84128)
                            filed on March 11, 2002).
                 *10.13     OM Group, Inc. Bonus Program for Key Executives and Middle    ++
                            Management.
                 *10.14     Employment Agreement between Mooney Acquisition Corporation   ++
                            and James P. Mooney dated September 30, 1991.
                 *10.15     Amendment to Employment Agreement between OM Group, Inc. and  ++
                            James P. Mooney dated August 19, 1992.
                 *10.16     Employment Agreement between OM Group, Inc. and Michael J.
                            Scott (incorporated by reference to Exhibit 10.17 to the
                            Company's Registration Statement on Form S-4 (No. 333-84128)
                            filed on March 11, 2002).
                 +10.17     Joint Venture Agreement among OMG B.V., Groupe George
                            Forrest S.A., La Generale Des Carrieres Et Des Mines and OM
                            Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of the Congo
                            (filed as Exhibit to the Company's Annual Report on Form
                            10-K for the fiscal year ended December 31, 1997 and
                            incorporated herein by reference).
                 +10.18     Agreement for Sale of concentrate production between Kokkola
                            Chemicals Oy and La Generale Des Carriers Et Des Mines dated
                            April 21, 1997 (filed as Exhibit to the Company's Annual
                            Report on Form 10-K for the fiscal year ended December 31,
                            1997 and incorporated herein by reference).
                 +10.19     Long term Slag Sales Agreement between La Generale Des
                            Carriers Et Des Mines and J.V. Groupement Pour Le Traitement
                            Du Terril De Lubumbashi (filed as an annex to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
                            reference).
                 +10.20     Long Term Cobalt Alloy Sales Agreement between J.V.
                            Groupement Pour Le Traitement Du Terril De Lubumbashi and
                            OMG Kokkola Chemicals Oy (filed as an annex to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by
                            reference).
                 +10.21     Tolling Agreement between Groupement Pour Le Traitement Du
                            Terril De Lubumbashi and Societe De Traitement Due Terril De
                            Lubumbashi (filed as an annex to Exhibit 10.33 of the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1997 and incorporated herein by
                            reference).
                 *10.22     OM Group, Inc. 1998 Long-Term Incentive Compensation Plan
                            (filed as Exhibit 10.31 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended December 31, 1998 and
                            incorporated herein by reference).
                 *10.23     Employment Agreement between OM Group, Inc. and Edward W.
                            Kissel dated June 1, 1999 (filed as Exhibit 10.30 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1999 and incorporated herein by
                            reference).
                  10.24     Lease agreement between Outokumpu Harjavalta Metals Oy and
                            Outokumpu Nickel Oy (filed as Exhibit to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 2001 and incorporated herein by reference).
                  10.25     Purchase Agreement (as amended and restated) as of August
                            10, 2001 by and between dmc2 Degussa Metals Catalysts Cerdec
                            AG, Degussa AG and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
                            filed on August 24, 2001).

                  10.26     Heads of Agreement as of April 23, 2001 between OM Group,
                            Inc. and Ferro Corporation (incorporated by reference to
                            Exhibit 2.2. to the Company's Current Report on Form 8-K
                            filed on August 24, 2001).
                  10.27     OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc. and Ferro Corporation
                            (incorporated by reference to Exhibit 2.1 to the Company's
                            Current Report on Form 8-K filed on September 21, 2001).
                 *10.28     Employment Agreement between OM Group, Inc. and Thomas R.
                            Miklich dated May 1, 2002 (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 2002 and incorporated herein by reference).
                 *10.29     Amendment to Employment Agreement between OM Group, Inc. and
                            James P. Mooney dated December 20, 2002.
                 *10.30     Amendment to Employment Agreement between OM Group, Inc. and
                            Thomas R. Miklich dated December 1, 2002.
                      *     Indicates a management contract, executive compensation plan or arrangement.
                      +     Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on
                            Rule 24b-2 and the Company's request for confidential
                            treatment.
                     ++     These documents were filed as exhibits to the Company's Form
                            S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

             (12) Computation of Ratio of Earnings to Fixed Charges

             (21) List of Subsidiaries

             (23) Consent of Ernst & Young LLP

             (24) Powers of Attorney

(b) There were no reports on Form 8-K filed by the Company during the three months ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----


       /s/ James P. Mooney*                   Chairman and Chief Executive Officer      March 24, 2003
------------------------------------------
           James P. Mooney

       /s/ Markku Toivanen*                   Director                                  March 24, 2003
------------------------------------------
           Markku Toivanen

       /s/ Lee R. Brodeur*                    Director                                  March 24, 2003
------------------------------------------
           Lee R. Brodeur

       /s/ William J. Reidy*                  Director                                  March 24, 2003
------------------------------------------
           William J. Reidy

       /s/ John E. Mooney*                    Director                                  March 24, 2003
------------------------------------------
           John E. Mooney

       /s/ Frank Butler*                      Director                                  March 24, 2003
------------------------------------------
           Frank Butler

       /s/ Katharine L. Plourde*              Director                                  March 24, 2003
------------------------------------------
           Katharine L. Plourde

       /s/ Thomas R. Miklich*                 Chief Financial Officer (Principal        March 24, 2003
------------------------------------------    Financial and Accounting Officer)
           Thomas R. Miklich

       /s/ James P. Mooney                                                              March 24, 2003
------------------------------------------
           James P. Mooney
           Attorney-in-Fact

* James P. Mooney, by signing his name hereto signs this document on behalf of each of the persons so indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

            MANAGEMENT CERTIFICATION -- PRINCIPAL EXECUTIVE OFFICER

I, James P. Mooney, certify that:

     1. I have reviewed this annual report on Form 10-K of OM Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

/s/ James P. Mooney
---------------------------------------------------------
James P. Mooney
Chairman and Chief Executive Officer

            MANAGEMENT CERTIFICATION -- PRINCIPAL FINANCIAL OFFICER

I, Thomas R. Miklich, certify that:

     1. I have reviewed this annual report on Form 10-K of OM Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003

/s/ Thomas R. Miklich
---------------------------------------------------------
Thomas R. Miklich
Chief Financial Officer