Form 10-Q
period 2003-03-31
OM GROUP INC
filed 2003-05-14
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes    X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2003: Common Stock, $.01 Par Value — 28,354,804 shares.

Part I Financial Information
Item 1 Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures
Part II Other Information
Item 6 Exhibits and Reports on Form 8-K
SIGNATURE
MANAGEMENT CERTIFICATION — Principal Executive Officer
MANAGEMENT CERTIFICATION — Principal Financial Officer
EX-12 RE COMPUTATION OF RATIOS
EX-99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-99.3 EARNINGS STATEMENT

INDEX
OM GROUP, INC.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — March 31, 2003 and December 31, 2002

Condensed statements of consolidated operations — Three months ended March 31, 2003 and 2002

Condensed statements of consolidated cash flows — Three months ended March 31, 2003 and 2002

Notes to condensed consolidated financial statements — March 31, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings — Not applicable

Item 2.	Changes in Securities — Not applicable

Item 3.	Defaults upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not applicable

Item 5.	Other information — Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
	(12)	Computation of Ratio of Earnings to Fixed Charges
	(99.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
	(99.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
	(99.3)	Earnings Statement with respect to the twelve months ended March 31, 2003

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the three months ended March 31, 2003.

Signature

Certifications

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$68,974	$77,205

Accounts receivable	396,242	359,402

Inventories	686,736	685,602

Other current assets	137,185	140,128

Total Current Assets	1,289,137	1,262,337

PROPERTY, PLANT AND EQUIPMENT

Land	17,609	17,127

Buildings and improvements	199,510	195,497

Machinery and equipment	621,923	612,733

Furniture and fixtures	38,300	36,422

	877,342	861,779

Less accumulated depreciation	222,784	207,621

	654,558	654,158

OTHER ASSETS

Goodwill and other intangible assets	198,954	198,014

Other assets	108,705	114,587

Assets of discontinued operations	95,892	110,040

TOTAL ASSETS	$2,347,246	$2,339,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term debt and current portion of long-term debt	$23,724	$31,097

Accounts payable	172,935	170,150

Other accrued expenses	231,393	212,766

Total Current Liabilities	428,052	414,013

LONG-TERM LIABILITIES

Long-term debt	1,167,800	1,187,650

Deferred income taxes	83,254	74,659

Other long-term liabilities	84,115	78,905

Minority interests	81,305	77,852

Liabilities of discontinued operations	31,120	36,172

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:

Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $0.01 par value:

Authorized 60,000,000 shares; issued 28,402,163 shares in 2003 and 2002	284	284

Capital in excess of par value	490,741	490,741

Retained deficit	(25,707)	(17,943)

Treasury stock (47,359 shares in 2003 and 2002, at cost)	(2,255)	(2,255)

Accumulated other comprehensive income	11,263	2,008

Unearned compensation	(2,726)	(2,950)

Total Stockholders’ Equity	471,600	469,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,347,246	$2,339,136

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$1,319,959	$1,159,152

Cost of products sold	1,217,868	1,048,163

	102,091	110,989

Selling, general and administrative expenses	65,673	58,841

Restructuring charges	7,066

INCOME FROM OPERATIONS	29,352	52,148

OTHER INCOME (EXPENSE)

Interest expense	(24,910)	(17,887)

Foreign exchange loss	(1,913)	(639)

Investment and other income, net	425	1,732

	(26,398)	(16,794)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY INCOME	2,954	35,354

Income taxes	3,858	8,532

Minority interests	3,453	2,773

Equity in loss (income) of affiliates	421	(621)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,778)	24,670

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,986)	(1,302)

NET INCOME (LOSS)	$(7,764)	$23,368

Net income (loss) per common share — basic

Continuing operations	$(0.17)	$0.91

Discontinued operations	$(0.10)	$(0.05)

Net income (loss)	$(0.27)	$0.86

Net income (loss) per common share — assuming dilution

Continuing operations	$(0.17)	$0.89

Discontinued operations	$(0.10)	$(0.04)

Net income (loss)	$(0.27)	$0.85

Weighted average shares outstanding (000)

Basic	28,303	27,109

Assuming dilution	28,303	27,567

Dividends paid per common share	$—	$0.14

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES

Income (loss) from continuing operations	$(4,778)	$24,670

Items not affecting cash:

Depreciation and amortization	19,544	18,134

Foreign exchange loss	1,913	639

Minority interests	3,453	2,773

Equity in loss (income) of affiliates	421	(621)

Restructuring charges, less cash spent	(3,871)

Changes in operating assets and liabilities	14,747	(32,689)

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,429	12,906

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net	(12,782)	(31,780)

NET CASH USED IN INVESTING ACTIVITIES	(12,782)	(31,780)

FINANCING ACTIVITIES

Payments of long-term and short-term debt	(27,673)	(225,805)

Dividend payments		(3,946)

Long-term and short-term borrowings		9,112

Proceeds from exercise of stock options		1,354

Proceeds from sale of common shares		225,805

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(27,673)	6,520

Cash used in continuing operations	(9,026)	(12,354)
Cash used in discontinued operations	(774)	(5,322)

Effect of exchange rate changes on cash and cash equivalents	1,569	(1,298)

Decrease in cash and cash equivalents	(8,231)	(18,974)

Cash and cash equivalents at beginning of period	77,205	76,507

Cash and cash equivalents at end of period	$68,974	$57,533

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003
(Thousands of dollars, except as noted and per share amounts)

Note A	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note B	Restructuring Charges and Discontinued Operations

During the first quarter of 2003, the Company recorded restructuring charges related to continuing operations of $7.0 million. These charges, which represent the continuation of the Company’s restructuring plan that commenced in the fourth quarter of 2002, are recorded in a separate line in the Condensed Statement of Consolidated Operations. These charges impacted the base metal chemistry ($3.8 million) and precious metal chemistry segments ($3.2 million), respectively.

Restructuring liabilities at December 31, 2002 related to continuing operations, charges taken in the first quarter of 2003, and amounts utilized in 2003 to date are summarized as follows (in millions):

	Number of	Workforce	Asset	Facility Exit
	Employees	Reductions	write-downs	and Other	Total

Balance at 12/31/02	149	$20.3	$0	$2.0	$22.3

Charges in 2003	32	2.3	1.5	3.2	7.0

Utilized in 2003	(176)	(9.7)	(1.5)	(1.2)	(12.4)

Balance at 3/31/03	5	$12.9	$0	$4.0	$16.9

Workforce reductions in 2003 relate primarily to certain United States employees in the precious metals group.

In connection with the first quarter 2003 restructuring activities, the Company also recorded charges of $3.1 million related to discontinued operations — primarily to adjust these operations to their estimated net realizable value upon disposal. Operating results for discontinued operations for the respective periods ended March 31, which are included in Loss from Discontinued Operations on the Condensed Statements of Consolidated Operations, are summarized as follows (in millions):

	2003	2002

Net sales	$29.1	$29.7

Operating loss	$(2.1)	$(0.2)

Note C	Inventories

	March 31,	December 31,
	2003	2002

Raw materials and supplies	$438,375	$310,134

Finished goods	221,498	347,251

	659,873	657,385

LIFO reserve	26,863	28,217

Total inventories	$686,736	$685,602

Note D	Contingent Matters

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

Note E	Computation of Net Income (Loss) per Common Share

The following table sets forth the computation of net income (loss) per common share and net income (loss) per common share — assuming dilution (shares in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$(7,764)	$23,368

Weighted average number of shares outstanding	28,303	27,109

Dilutive effect of stock options	—	458

Weighted average number of shares outstanding — assuming dilution	28,303	27,567

Net income (loss) per common share	$(0.27)	$0.86

Net income (loss) per common share — assuming dilution	$(0.27)	$0.85

Note F	Comprehensive Income

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$(7,764)	$23,368

Unrealized gain on available-for-sale securities		1,968

Foreign currency translation	9,501	4,758

Unrealized (loss) gain on cash flow hedges	(246)	3,113

Total comprehensive income	$1,491	$33,207

Note G	Business Segment Information

The Company operates in three business segments: base metal chemistry, precious metal chemistry and metal management.

	Three Months Ended
	March 31,

	2003	2002

Net Sales

Base metal chemistry	$209,340	$166,554

Precious metal chemistry	432,988	382,940

Metal management	763,238	666,734

Inter-Segment	(85,607)	(57,076)

Total Net Sales	$1,319,959	$1,159,152

Operating Profit

Base metal chemistry	$19,851	$33,425

Precious metal chemistry	15,371	20,499

Metal management	2,041	4,204

Total Operating Profit	37,263	58,128

Interest expense	(24,910)	(17,887)

Foreign exchange, investment and other income, net	(1,488)	1,093

Corporate	(7,911)	(5,980)

Income From Continuing Operations Before Income Taxes, Minority Interests And Equity Income	2,954	35,354

Income taxes	3,858	8,532

Minority interests	3,453	2,773

Equity in loss (income) of affiliates	421	(621)

Income (Loss) From Continuing Operations	$(4,778)	$24,670

Note H	Stock Compensation

The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant and accounts for stock options using the intrinsic value method. Accordingly, compensation expense is not recognized for the stock option grants.

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. As allowed by SFAS No. 148, the Company has adopted the disclosure-only provisions of the Standard and does not recognize expense for stock options granted to employees. If the Company had elected to adopt the provisions of SFAS No. 148 and thereby record compensation expense related to these grants, pro forma net income (loss) per diluted share would have been as follows:

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)

As reported	$(7,764)	$23,368

Pro forma	$(7,836)	$22,644

Basic net income (loss) per share

As reported	$(0.27)	$0.86

Pro forma	$(0.28)	$0.84

Diluted net income (loss) per share

As reported	$(0.27)	$0.85

Pro forma	$(0.28)	$0.82

The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Risk-free interest rate	5.0%	5.0%
Dividend yield	—	1.2%
Volatility factor of Company common stock	.67	.24
Weighted-average expected option life (years)	5	5

Note I	Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents also include euro deposits of €9.4 million at March 31, 2003 and December 31, 2002, which are restricted.

Note J	Income Taxes
The effective income tax rate for the three months ended March 31, 2003 was 130.6% compared to 24.1% in the same period in 2002. The higher rate in 2003 is due primarily to the impact of the $7.0 million restructuring charge for continuing operations, which resulted in a corresponding tax benefit of $0.2 million, or 2.1%. This calculated rate of 2.1% is lower than the statutory rate in the United States due to the recognition of a valuation allowance (approximately $2.3 million) against the portion of the benefit that relates to the United States. Before the impact of the charge, the effective rate for the 2003 first quarter was 40.0%. This rate is higher than the corresponding rate in 2002 due primarily to losses in the United States with no corresponding tax benefit in 2003.

Note K	Subsequent Event

On April 1, 2003, in connection with its restructuring program, the Company completed the sale of its copper powders business — SCM Metal Products, Inc. — for proceeds of $65 million less expenses. The results of this business unit, which had net sales of $22 million for the three months ended March 31, 2003, are included in Loss from Discontinued Operations in the Company’s Condensed Statements of Consolidated Operations for each period through the effective date of sale.

Note L	Guarantor and Non-Guarantor Subsidiary Information
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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	MARCH 31, 2003

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Balance Sheet Data
Assets
Current assets:
Cash and cash equivalents	$1,950	$1,378	$65,646		$68,974
Accounts receivable	742,953	109,054	722,488	$(1,178,253)	396,242
Inventories		66,622	620,114		686,736
Other current assets	24,624	8,673	103,888		137,185

Total current assets	769,527	185,727	1,512,136	(1,178,253)	1,289,137
Property, plant and equipment, net		54,629	599,929		654,558
Goodwill and other intangible assets	11,724	124,583	62,647		198,954
Intercompany receivables	284,369		1,150,605	(1,434,974)
Investment in subsidiaries	672,100	546,833	1,226,765	(2,445,698)
Other assets	20,468	9,606	78,631		108,705
Assets of discontinued operations		95,892			95,892

Total assets	$1,758,188	$1,017,270	$4,630,713	$(5,058,925)	$2,347,246

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$7,000		$16,724		$23,724
Accounts payable	71,666	$405,547	444,225	$(748,503)	172,935
Other accrued expenses	4,802	12,190	214,401		231,393

Total current liabilities	83,468	417,737	675,350	(748,503)	428,052
Long-term debt	1,167,800				1,167,800
Deferred income taxes	35,320		47,934		83,254
Minority interests and other long-term liabilities		1,531	163,889		165,420
Intercompany payables		537,544	1,311,457	(1,849,001)
Liabilities of discontinued operations		31,120			31,120
Stockholders’ equity	471,600	29,338	2,432,083	(2,461,421)	471,600

Total liabilities and stockholders’ equity	$1,758,188	$1,017,270	$4,630,713	$(5,058,925)	$2,347,246

	DECEMBER 31, 2002

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Balance Sheet Data
Assets
Current assets:
Cash and cash equivalents	$667	$2,180	$74,358		$77,205
Accounts receivable	752,800	103,417	649,618	$(1,146,433)	359,402
Inventories		70,538	615,064		685,602
Deferred income taxes and other current assets	26,553	7,935	105,640		140,128

Total current assets	780,020	184,070	1,444,680	(1,146,433)	1,262,337
Property, plant and equipment — net		55,717	598,441		654,158
Goodwill and other intangible assets		136,099	61,915		198,014
Intercompany receivables	300,768		1,146,191	(1,446,959)
Investment in subsidiaries	655,822	544,000	1,247,474	(2,447,296)
Other assets	21,231	10,245	83,111		114,587
Assets of discontinued operations		110,040			110,040

Total assets	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

Liabilities and stockholders’ equity Current liabilities:
Short-term debt and current portion of long-term debt	$6,750		$24,347		$31,097
Accounts payable	65,917	$392,588	439,303	$(727,658)	170,150
Other accrued expenses	(7,681)	9,056	211,391		212,766

Total current liabilities	64,986	401,644	675,041	(727,658)	414,013
Long-term debt	1,187,650				1,187,650
Deferred income taxes	35,320	(131)	39,470		74,659
Minority interests and other long-term liabilities		3,394	153,363		156,757
Intercompany payables		557,894	1,230,175	(1,788,069)
Liabilities of discontinued operations		36,172			36,172
Stockholders’ equity	469,885	41,198	2,483,763	(2,524,961)	469,885

Total liabilities and stockholders’ equity	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

	THREE MONTHS ENDED
	MARCH 31, 2003

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Income Statement Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		TOTAL

Net sales		$201,812	$1,173,030		$(54,883)	$1,319,959
Cost of products sold		189,477	1,083,274		(54,883)	1,217,868

		12,335	89,756			102,091
Selling, general and administrative expenses		20,028	45,645			65,673
Restructuring charges		2,894	4,172			7,066

Income (loss) from operations		(10,587)	39,939			29,352
Interest expense	$(23,594)	(3,702)	(18,724)		21,110	(24,910)
Foreign exchange gain (loss)	74	12	(1,999)			(1,913)
Investment and other income, net	5,427	144	15,964		(21,110)	425

Income (loss) from continuing operations before income taxes, minority interests and equity income	(18,093)	(14,133)	35,180			2,954
Income taxes		7	3,851			3,858
Minority interests			3,453			3,453
Equity in loss of affiliates			421			421

Income (loss) from continuing operations	(18,093)	(14,140)	27,455			(4,778)
Loss from discontinued operations, net of tax		(2,986)				(2,986)

Net income (loss)	$(18,093)	$(17,126)	$27,455	$		$(7,764)

	THREE MONTHS ENDED
	MARCH 31, 2002

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Income Statement Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		TOTAL

Net sales		$383,689	$821,446		$(45,983)	$1,159,152
Cost of products sold		368,057	726,089		(45,983)	1,048,163

		15,632	95,357			110,989
Selling, general and administrative expenses		14,269	44,572			58,841

Income from operations		1,363	50,785			52,148
Interest expense	$(16,330)	(3,709)	(15,848)		18,000	(17,887)
Foreign exchange gain (loss)	(205)	547	(981)			(639)
Investment and other income, net	4,617	633	14,482		(18,000)	1,732

Income (loss) from continuing operations before income taxes, minority interests and equity income	(11,918)	(1,166)	48,438			35,354
Income taxes	(4,375)	(740)	13,647			8,532
Minority interests			2,773			2,773
Equity in income of affiliates			(621)			(621)

Income (loss) from continuing operations	(7,543)	(426)	32,639			24,670
Loss from discontinued operations, net of tax		(1,302)				(1,302)

Net income (loss)	$(7,543)	$(1,728)	$32,639	$		$23,368

	THREE MONTHS ENDED
	MARCH 31, 2003

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Cash Flow Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net cash provided by operating activities	$21,333	$191	$9,905	$	$31,429

Investing activities:

Expenditures for property plant and equipment — net		(219)	(12,563)		(12,782)

Net cash used in investing activities		(219)	(12,563)		(12,782)
Financing activities:

Payments of long-term debt and short-term debt	(20,050)		(7,623)		(27,673)

Net cash used in financing activities	(20,050)		(7,623)		(27,673)

Cash provided by (used in) continuing operations	1,283	(28)	(10,281)		(9,026)
Cash used in discontinued operations		(774)			(774)
Effect of exchange rate changes on cash and cash equivalents			1,569		1,569

Increase (decrease) in cash and cash equivalents	1,283	(802)	(8,712)		(8,231)

Cash and cash equivalents at beginning of the period	667	2,180	74,358		77,205

Cash and cash equivalents at end of the period	$1,950	$1,378	$65,646	$	$68,974

	THREE MONTHS ENDED
	MARCH 31, 2002

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Cash Flow Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net cash provided by operating activities	$604	$6,894	$5,408	$	$12,906

Investing activities:

Expenditures for property, plant and equipment — net		(1,060)	(30,720)		(31,780)

Net cash used in investing activities		(1,060)	(30,720)		(31,780)
Financing activities:

Payments of long-term and short-term debt	(225,805)				(225,805)

Dividend payments	(3,946)				(3,946)

Long-term and short-term borrowings	9,112				9,112

Proceeds from exercise of stock options	1,354				1,354

Proceeds from sale of common shares	225,805				225,805

Net cash provided by financing activities	6,520				6,520

Cash provided by (used in) continuing operations	7,124	5,834	(25,312)		(12,354)
Cash used in discontinued operations		(5,322)			(5,322)

Effect of exchange rate changes on cash and cash equivalents		(23)	(1,275)		(1,298)

Increase (decrease) in cash and cash equivalents	7,124	489	(26,587)		(18,974)

Cash and cash equivalents at beginning of the period	638	3,006	72,863		76,507

Cash and cash equivalents at end of the period	$7,762	$3,495	$46,276	$	$57,533

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 — Continuing Operations

Net sales for the three months ended March 31, 2003 were $1.320 billion, an increase of 13.9% compared to the same period in 2002. The increase was primarily the result of higher sales volumes of cobalt products; higher cobalt and nickel market prices resulting in higher selling prices; increased sales in the auto catalyst business; and the favorable impact of the euro in 2003 compared to the same period in 2002.

Gross profit decreased to $102.1 million for the three-month period ended March 31, 2003, an 8.0% decrease compared to $111.0 million for the same period in 2002. The decrease in gross profit was primarily due to the negative impact of lower production in 2003 in the base metal segment; the negative impact of the strengthening euro against the dollar; a LIFO charge associated with the cobalt and nickel businesses; the negative impact of the nickel salts plant operating below capacity; and a ramp-up in costs in the automotive catalyst business in the first quarter of 2003, in anticipation of expected new business in the second half of 2003. Cost of products sold increased to $1.218 billion from $1.048 billion in 2002, or to 92.3% from 90.4% of net sales, primarily as a result of the foregoing factors.

Selling, general and administrative expenses in 2003 declined as a percentage of sales, from 5.0% in 2003 compared to 5.1% in the 2002 period. This decline was primarily the result of cost reductions from restructuring activities initiated in the fourth quarter of 2002, partially offset by the impact of the strengthening euro against the dollar. The increase in SG&A expenses of approximately $6.8 million was due primarily to higher sales in 2003, as well as increased Corporate expenses incurred in connection with the various restructuring activities.

During 2003, the Company recorded restructuring charges related to continuing operations of $7.0 million. These charges represent the continuation of the Company’s restructuring program that commenced in the fourth quarter of 2002. (See Note B).

Other expense — net was $26.4 million for the three-month period ended March 31, 2003, compared to $16.8 million for the same period in 2002, due primarily to increased interest expense of $7.0 million as a result of higher borrowing rates under the Company’s amended credit facilities. In addition, the Company realized foreign exchange losses in 2003 of $1.9 million, compared to $0.6 million in 2002.

Income taxes as a percentage of income before income taxes, minority interests and equity income were 130.6% compared to 24.1% in the same period in 2002. The higher rate in 2003 is due primarily to the impact of the $7.0 million restructuring charge for continuing operations, which resulted in a corresponding income tax benefit of $0.2 million, or 2.1%. This calculated rate of 2.1% is lower than the statutory rate in the United States due to the recognition of a valuation allowance (approximately $2.3 million) against the portion of the benefit that relates to the United States. Before the impact of the charge, the effective rate for the 2003 first quarter was 40.0%. This rate is higher than the corresponding rate in 2002 due primarily to losses in the United States with no corresponding tax benefit in 2003.

Loss from continuing operations for the three-month period ended March 31, 2003 was $4.8 million, compared to income of $24.7 million for the corresponding period in 2002, due to the aforementioned factors.

Discontinued Operations

In connection with the restructuring plan, certain businesses previously associated with the base metal chemistry segment were identified as discontinued operations in the fourth quarter of 2002. As discussed in Note K, effective April 1, 2003 the Company sold its copper powders business located in Research Triangle Park, North Carolina and Johnstown, Pennsylvania. In addition, the Company also closed its manufacturing facilities and related businesses in St. George, Utah (tungsten reclamation/cobalt recycling); Midland, Michigan (tungsten carbide fine powders) and Newark, New Jersey (ecectroless nickel). These operations have been presented as discontinued operations for all periods presented. The 2003 results for discontinued operations include a charge of $3.1 million associated with the planned disposal of these assets.

Base metal chemistry segment

The base metal chemistry segment includes the cobalt, nickel and other base metal chemistry manufacturing businesses.

The following information summarizes market prices of the primary raw materials used by the base metal chemistry segment:

	Market Price Ranges per Pound
	Three Months Ended March 31,

	2003	2002

Cobalt - 99.3% Grade	$6.45 to $8.60	$6.40 to $7.30

Nickel	$3.28 to $4.07	$2.63 to $3.03

The following information summarizes the physical volumes of cobalt and nickel products sold by the base metal chemistry segment:

	Three Months Ended March 31,
			Percentage
(in millions of pounds)	2003	2002	Change

Cobalt	5.1	4.4	15.9%

Nickel	30.9	30.4	1.6%

Operating profit for the three months ended March 31, 2003 was $19.9 million compared to $33.4 million for the same period in 2002. The decline was primarily the result of restructuring charges of $3.8 million in 2003; the negative impact of the strengthening euro against the dollar (approximately $10 million); the negative impact of lower production in 2003 (approximately $8 million, including a related LIFO charge of $3.7 million); and the negative impact of the nickel salts plant operating below capacity (approximately $2 million). These factors were partially offset by the favorable impact of higher metal prices and volume growth in the cobalt and nickel businesses (approximately $6 million), and the cost savings realized in connection with the Company’s restructuring program (approximately $4 million).

Net sales for the period increased to $209.3 million compared to $166.6 million during the same period in 2002, due to an increase in physical volumes and the favorable impact of the higher average nickel and cobalt market prices, which resulted in increased selling prices.

Precious metal chemistry segment

The precious metal chemistry segment includes the auto catalyst business and other precious metals manufacturing businesses. This segment develops, produces and markets specialty chemicals and related materials, predominantly from platinum group and precious metals such as platinum, palladium, rhodium, gold and silver. This segment also offers a variety of refining and processing services to users of precious metals. Operating profit was $15.4 million for the period compared to $20.5 million in 2002, due primarily to restructuring charges in 2003 of approximately $3.2 million, as well as increased costs in 2003 for new business that is expected to come on-line in the second half of the year.

Net sales were $433.0 million in 2003 compared to $382.9 million in 2002, due primarily to increased demand in the auto catalyst business.

Metal management segment

The metal management segment acts as a metal sourcing operation for both the Company’s operations and customers, primarily procuring precious metals. Operating profit was $2.0 million in 2003 compared to $4.2 million in 2002, primarily because less capital was available to this business unit for trading activities due to the Company’s current financial condition. Net sales for the period were $763.2 million compared to $666.7 million in 2002.

Liquidity and Capital Resources

During the three-month period ended March 31, 2003, the Company’s net working capital increased by approximately $12.8 million. This increase was primarily the result of an increase in accounts receivable due to higher sales in the first quarter of 2003 compared to the fourth quarter of 2002, partially offset by an increase in accrued expenses due primarily to the timing of payments related to accrued interest on borrowings. Capital expenditures in 2003 were $12.8 million and primarily related to capacity expansions at various precious metal chemistry locations. These capital expenditures were funded primarily through cash flow from operations.

During the three months ended March 31, 2003, the Company’s total debt balances decreased to $1.192 billion from $1.219 billion. This decrease represents cash repayments using cash flow from operations. Effective April 1, 2003, the Company completed the sale of its copper powders business — SCM Metal Products, Inc. — for cash proceeds of $65 million before expenses. The net proceeds from this disposition have been used to further reduce the Company’s bank borrowings during the second quarter of 2003.

During the first quarter of 2003, as originally announced in the fourth quarter of 2002, the Company continued to explore strategic alternatives regarding a potential investor for some or all of its precious metals business.

The Company’s credit facilities include covenants that require the Company to reduce its debt in relation to total capital, and its debt in relation to earnings before interest expense, income taxes, depreciation and amortization. The Company is in compliance with its debt covenants at March 31, 2003 and believes that it will have sufficient cash generated by operations and from divestitures to meet future covenant requirements through December 31, 2003. If the Company is unable to generate sufficient cash from operations and divestitures during 2003, the Company may be in default of its credit facilities, and the bank group may choose not to provide additional funding to the Company under the credit facilities. If that were the case, the Company might not have sufficient capital to meet the needs of the business. Under the existing credit agreements, certain financial covenants become more stringent each quarter, with the most stringent covenants applicable in the first quarter of 2004. Unless the Company’s results of operations improve during the next twelve months compared to the preceding twelve months, the Company may need to renegotiate these covenants prior to March 31, 2004.

Critical Accounting Policies

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. There has been no change in the company’s critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2002. In addition, no new critical accounting policies have been adopted in the first three months of 2003.

Cautionary Statements

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements can be found in this report.

Important facts that may affect the Company’s expectations, estimates or projections include:

•	the price and supply of raw materials, particularly cobalt, nickel, copper, platinum, palladium, rhodium, gold and silver;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the effects of the substantial debt we have incurred in connection with the Company’s acquisition of the operations of dmc2 and the Company’s ability to refinance or repay that debt;

•	the effect of fluctuations in currency exchange rates on the Company’s international operations;

•	the impact of the Company’s restructuring program on its continuing operations;

•	the ability of the Company to identify potential buyers for its assets held for sale, and a potential investor for its precious metal chemistry business, which in turn may impact the Company’s ability to meet its debt covenants with respect to net proceeds from assets sales;

•	the potential impact of the Company being named in a 2002 United Nations panel report focusing on companies and individuals operating in the Democratic Republic of Congo;

•	the potential impact of an adverse result of the shareholder class action lawsuits filed against the Company and the named executives.

The Company does not assume any obligation to update these forward-looking statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2002 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2003.

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

Part II	Other Information

Item 6	Exhibits and Reports on Form 8-K

EXHIBITS

(12) Computation of Ratio of Earnings to Fixed Charges

(99.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

(99.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(99.3) Earnings Statement with respect to the twelve months ended March 31, 2003

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	OM GROUP, INC.

/s/ Thomas R. Miklich Thomas R. Miklich Chief Financial Officer (Duly authorized signatory of OM Group, Inc.)

MANAGEMENT CERTIFICATION — Principal Executive Officer

I, James P. Mooney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OM Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ James P. Mooney James P. Mooney Chairman and Chief Executive Officer

MANAGEMENT CERTIFICATION — Principal Financial Officer

I, Thomas R. Miklich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of OM Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Thomas R. Miklich Thomas R. Miklich Chief Financial Officer