Form 10-Q
period 2003-06-30
OM GROUP INC
filed 2003-08-12
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003: Common Stock, $.01 Par Value — 28,354,804 shares.

INDEX
OM GROUP, INC.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — June 30, 2003 and December 31, 2002

Condensed statements of consolidated operations — Three months ended June 30, 2003 and 2002; Six months ended June 30, 2003 and 2002

Condensed statements of consolidated cash flows -Six months ended June 30, 2003 and 2002

Notes to condensed consolidated financial statements — June 30, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings — Not applicable

Item 2.	Changes in Securities and Use of Proceeds — Not applicable

Item 3.	Defaults upon Senior Securities — Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other information — Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
	(12)	Computation of Ratio of Earnings to Fixed Charges
	(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
	(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
	(32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
	(32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(b) Reports on Form 8-K

	1.	The Company furnished to the SEC a Current Report on Form 8-K under Item 12, filed under Item 9 pursuant to the SEC’s interim guidance, dated April 29, 2003, regarding the Company’s financial results for the quarter ended March 31, 2003.

	2.	The Company furnished to the SEC a Current Report on Form 8-K under Item 9, dated June 3, 2003, regarding a definitive agreement to sell its Precious Metals business, and a letter of intent to sell its PVC Heat Stabilizer product line.

	3.	The Company furnished to the SEC a Current Report on Form 8-K under Item 12, filed under Item 9 pursuant to the SEC’s interim guidance, dated June 3, 2003, regarding Second Quarter 2003 financial expectations.

Signature

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$19,518	$11,757

Accounts receivable	110,120	95,829

Inventories	306,965	295,951

Other current assets	69,450	90,377

Total Current Assets	506,053	493,914

PROPERTY, PLANT AND EQUIPMENT

Land	5,117	4,970

Buildings and improvements	175,797	176,110

Machinery and equipment	510,344	499,226

Furniture and fixtures	15,558	15,392

	706,816	695,698

Less accumulated depreciation	223,375	196,920

	483,441	498,778

OTHER ASSETS

Goodwill and other intangible assets	190,073	188,597

Other assets	93,882	91,080

Assets of discontinued operations	1,089,860	1,066,767

TOTAL ASSETS	$2,363,309	$2,339,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$7,000	$6,750

Accounts payable	63,317	94,186

Other accrued expenses	57,225	55,203

Total Current Liabilities	127,542	156,139

LONG -TERM LIABILITIES

Long-term debt	1,145,776	1,187,650

Deferred income taxes	58,024	64,136

Minority interests and other long-term liabilities	65,879	64,483

Liabilities of discontinued operations	444,832	396,843

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:

Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $0.01 par value:

Authorized 60,000,000 shares; issued 28,402,163 shares in 2003 and 2002	284	284

Capital in excess of par value	490,741	490,741

Retained deficit	(21,329)	(17,943)

Treasury stock (47,359 shares in 2003 and 2002, at cost)	(2,255)	(2,255)

Accumulated other comprehensive income	56,305	2,008

Unearned compensation	(2,490)	(2,950)

Total Stockholders’ Equity	521,256	469,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,363,309	$2,339,136

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$196,719	$182,487	$406,059	$349,041

Cost of products sold	161,775	130,836	335,635	250,150

	34,944	51,651	70,424	98,891

Selling, general and administrative expenses	20,597	18,288	40,338	38,083

Restructuring charges			3,799

INCOME FROM OPERATIONS	14,347	33,363	26,287	60,808

OTHER INCOME (EXPENSE)

Interest expense	(10,679)	(5,800)	(20,890)	(12,487)

Foreign exchange gain	3,196	6,894	734	6,595

Investment income and other, net	492	2,783	963	2,812

	(6,991)	3,877	(19,193)	(3,080)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	7,356	37,240	7,094	57,728

Income taxes	1,542	8,328	1,542	16,834

Minority interests	(1,429)	25	(1,367)	(21)

INCOME FROM CONTINUING OPERATIONS	7,243	28,887	6,919	40,915

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(2,868)	(3,386)	(10,308)	7,954

NET INCOME (LOSS)	$4,375	$25,501	$(3,389)	$48,869

Net income (loss) per common share — basic

Continuing operations	$0.26	$1.02	$0.24	$1.48

Discontinued operations	(0.11)	(0.12)	(0.36)	0.28

Net income (loss)	$0.15	$0.90	$(0.12)	$1.76

Net income (loss) per common share — assuming dilution

Continuing operations	$0.26	$1.01	$0.24	$1.45

Discontinued operations	(0.11)	(0.12)	(0.36)	0.29

Net income (loss)	$0.15	$0.89	$(0.12)	$1.74

Weighted average shares outstanding (000)

Basic	28,306	28,253	28,304	27,696

Assuming dilution	28,308	28,706	28,305	28,151

Dividends paid per common share	$—	$0.14	$—	$0.28

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES

Income from continuing operations	$6,919	$40,915

Items not affecting cash:

Depreciation and amortization	30,393	25,754

Foreign exchange gain	(734)	(6,595)

Minority interests	(1,367)	(21)

Changes in operating assets and liabilities	(32,491)	(66,712)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,720	(6,659)

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net	(2,182)	(41,054)

Investments in unconsolidated joint venture		(994)

NET CASH USED IN INVESTING ACTIVITIES	(2,182)	(42,048)

FINANCING ACTIVITIES

Payments of long-term debt	(41,624)	(245,851)

Dividend payments	—	(7,915)

Long-term borrowings		9,994

Proceeds from exercise of stock options		2,716

Proceeds from sale of common shares	—	225,805

NET CASH USED IN FINANCING ACTIVITIES	(41,624)	(15,251)

Cash used in continuing operations	(41,086)	(63,958)

Cash provided by discontinued operations (See Note B)	48,296	61,045

Effect of exchange rate changes on cash and cash equivalents	551	977

Increase (decrease) in cash and cash equivalents	7,761	(1,936)

Cash and cash equivalents at beginning of period	11,757	18,852

Cash and cash equivalents at end of period	19,518	16,916

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003
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

Note B	Divestitures of Precious Metals (Subsequent Event) and SCM Metals, Inc.

On June 3, 2003, the Company announced that it had entered into a definitive agreement with Umicore to sell its Precious Metals business (“PMG business”). This business is comprised of the Precious Metal Chemistry and Metal Management reportable segments, which were acquired by the Company from Degussa in August 2001. The sale to Umicore was completed on July 31, 2003, on which date the Company received gross proceeds of €697 million, or $814 million, before transaction costs, taxes and expenses. The PMG business has been classified as a discontinued operation, and the consolidated financial statements of prior periods have been restated, where applicable, to reflect this business as a discontinued operation. The transaction and related gain on sale will be recorded in the third quarter of 2003.

The gross proceeds were used to repay the Company’s outstanding indebtedness under its Senior credit facilities. The net proceeds from the sale are expected to be approximately $730 million, after transaction costs and expenses and taxes. During June 2003, the Company received a commitment for a new $150 million revolving credit facility. The new facility, which closed on August 7, 2003, bears interest at an interest rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25%, matures in August 2006 and includes covenants that are less stringent than those in the previous Senior facility.

On April 1, 2003, the Company completed its previously announced sale of its copper powders business — SCM Metal Products, Inc. — for proceeds of $65 million before transaction costs and expenses. The net proceeds, which are included in Cash provided by discontinued operations in the Condensed Statements of Consolidated Cash Flows, were used to repay a portion of the Company’s outstanding indebtedness under its credit facilities. There was no gain or loss recorded on that date, as the business was written-down to fair value in the fourth quarter of 2002. This business has been presented as a discontinued operation for all periods presented.

Operating results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$941.9	$1,079.1	$2,081.6	$2,101.3
Operating income	22.4	21.6	37.7	46.1
Interest expense — allocated	14.0	12.5	29.1	23.4
Income taxes	2.9	2.0	6.8	2.0

The operating results summarized above include an allocation of consolidated interest expense, based upon the estimated net proceeds from the sales of the respective discontinued businesses that are required to be used to re-pay amounts under the Company’s credit facilities.

The assets and liabilities of these businesses, which have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheet, consist of the following (in millions):

	June 30,	December 31,
	2003	2002

Current assets	$880.9	$829.3
Property, plant and equipment	187.1	194.2
Other long-term assets	21.9	43.3

Total assets of discontinued operations	$1,089.9	$1,066.8

Current liabilities, including accounts payable and other accrued expenses	$256.7	$272.0
Long-term liabilities	188.1	124.8

Total liabilities of discontinued operations	$444.8	$396.8

Current assets include primarily accounts receivable and inventories.

Note C	Restructuring Charges

During the first quarter of 2003, the Company recorded restructuring charges related to continuing operations of $3.8 million. These charges, which represent the continuation of the Company’s restructuring plan that commenced in the fourth quarter of 2002, are recorded in a separate line in the Condensed Statement of Consolidated Operations.

Restructuring liabilities for continuing operations at December 31, 2002, charges taken in the first quarter of 2003, and amounts utilized in 2003 to date are summarized as follows (in millions):

	Number of	Workforce	Inventory and other	Facility Exit
	Employees	Reductions	asset write-downs	and Other	Total

Balance at 12/31/02	68	$5.2	$0	$2.0	$7.2

Charges in 2003	11	0.7	1.5	1.6	3.8

Utilized in 2003	(74)	(2.6)	(1.5)	(1.4)	(5.5)

Balance at 6/30/03	5	$3.3	$0	$2.2	$5.5

In connection with the first quarter 2003 restructuring activities, the Company also recorded charges of

$6.3 million related to discontinued operations, which are included in Income (Loss) from Discontinued Operations.

Note D	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2003	2002

Raw materials and supplies	$144,303	$133,015

Finished goods	126,123	119,975

	270,426	252,990

LIFO reserve	36,539	42,961

Total inventories	$306,965	$295,951

Note E	Contingent Matters

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

Note F	Computation of Net Income (Loss) Per Common Share

The following table sets forth the computation of net income (loss) per common share and net income (loss) per common share — assuming dilution (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$4,375	$25,501	$(3,389)	$48,869

Weighted average number of shares outstanding	28,306	28,253	28,304	27,696

Dilutive effect of stock-based compensation	2	453	1	455

Weighted average number of shares outstanding – assuming dilution	28,308	28,706	28,305	28,151

Net income (loss) per common share	$0.15	$0.90	$(0.12)	$1.76

Net income (loss) per common share – assuming dilution	$0.15	$0.89	$(0.12)	$1.74

Note G	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
Net income (loss)	$4,375	$25,501	$(3,389)	$48,869

Unrealized loss on available-for-sale securities		(2,869)		(901)

Foreign currency translation	43,374	4,363	52,875	9,121

Unrealized gain on cash flow hedges	578	1,233	332	4,346

Additional minimum pension liability	1,090		1,090

Total comprehensive income	$49,417	$28,228	$50,908	$61,435

Note H	Stock Compensation — Adoption of SFAS No. 148

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value-based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB 25, compensation expense has been recorded for restricted stock granted to certain executive officers, but no expense was recorded for stock options granted to employees, as all options had an intrinsic value of zero on the date of grant. During the second quarter of 2003, the Company voluntarily adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. As such, net income for 2003 will include expense for stock options granted to employees in 2003; there have been no such grants during the six months ended June 30, 2003.

If the Company had previously elected to adopt the fair value provisions of SFAS No. 123 and thereby recorded compensation expense related to employee stock options, pro forma results of operations would have been as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)

As reported	$4,375	$25,501	$(3,389)	$48,869

Pro forma	$4,329	$24,636	$(3,507)	$47,280

Basic net income (loss) per share

As reported	$0.15	$0.90	$(0.12)	$1.76

Pro forma	$0.15	$0.87	$(0.12)	$1.71

Diluted net income (loss) per share

As reported	$0.15	$0.89	$(0.12)	$1.74

Pro forma	$0.15	$0.86	$(0.12)	$1.68

Note I	Income Taxes

Income taxes as a percentage of income from continuing operations before income taxes and minority interests for the six months ended June 30, 2003 were 21.7% compared to 29.2% in the same period in 2002. These effective rates are lower than the statutory rate in the United States due primarily to significant income earned each period in Malaysia, where the Company has a tax holiday, and the allocation of a portion of interest expense in the United States to discontinued operations, which effectively shifted a portion of the U.S. net operating loss without a corresponding tax benefit to discontinued operations. The lower rate in 2003 compared to 2002 is due primarily to higher earnings in the tax holiday country of Malaysia.

Note J	Guarantor and Non-Guarantor Subsidiary Information

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	June 30, 2003

		Combined	Combined
	The	Guarantor	Non-Guarantor
Balance Sheet Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash	$2,003	$2,621	$14,894		$19,518

Accounts receivable	731,220	77,553	431,005	$(1,129,658)	110,120

Inventories		30,070	276,895		306,965

Other current assets	18,572	3,834	47,044		69,450

Total current assets	751,795	114,078	769,838	(1,129,658)	506,053

Property, plant and equipment, net		41,652	441,789		483,441

Goodwill and other intangible assets	75,830	59,016	55,227		190,073

Intercompany receivables	188,604	23,400	1,154,525	(1,366,529)

Investment in subsidiaries	714,780	360,631	1,441,346	(2,516,757)

Other assets	25,584	7,738	60,560		93,882

Assets of discontinued operations		110,893	978,967		1,089,860

Total assets	$1,756,593	$717,408	$4,902,252	$(5,012,944)	$2,363,309

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$7,000				$7,000

Accounts payable	40,881	$350,415	$403,516	$(731,495)	63,317

Other accrued expenses	(3,782)	13,517	47,490		57,225

Total current liabilities	44,099	363,932	451,006	(731,495)	127,542

Long-term debt	1,145,776				1,145,776

Deferred income taxes	35,297		22,727		58,024

Other long-term liabilities	137		65,742		65,879

Intercompany payables		407,729	1,341,600	(1,749,329)

Liabilities of discontinued operations		52,503	392,329		444,832

Stockholders’ equity	531,284	(106,756)	2,628,848	(2,532,120)	521,256

Total liabilities and stockholders’ equity	$1,756,593	$717,408	$4,902,252	$(5,012,944)	$2,363,309

	December 31, 2002

		Combined	Combined
Balance Sheet Data	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$667	$1,887	$9,203		$11,757

Accounts receivable	752,800	85,378	404,084	$(1,146,433)	95,829

Inventories		29,686	266,265		295,951

Other current assets	26,553	4,902	58,922		90,377

Total current assets	780,020	121,853	738,474	(1,146,433)	493,914

Property, plant and equipment, net		42,260	456,518		498,778

Goodwill and other intangible assets		134,922	53,675		188,597

Intercompany receivables	300,768		1,146,191	(1,446,959)

Investment in subsidiaries	655,822	522,939	1,268,535	(2,447,296)

Other assets	21,231	10,146	59,703		91,080

Assets of discontinued operations		208,051	858,716		1,066,767

Total assets	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$6,750				$6,750

Accounts payable	65,917	$382,699	$373,228	$(727,658)	94,186

Other accrued expenses	(7,681)	5,742	57,142		55,203

Total Current liabilities	64,986	388,441	430,370	(727,658)	156,139

Long-term debt	1,187,650				1,187,650

Deferred income taxes	35,320	(131)	28,947		64,136

Other long-term liabilities		1,824	62,659		64,483

Intercompany payables		557,894	1,230,175	(1,788,069)

Liabilities of discontinued operations		73,242	323,601		396,843

Shareholder’s equity	469,885	18,901	2,506,060	(2,524,961)	469,885

Total liabilities and stockholders’ equity	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

	Three Months Ended June 30, 2003

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$36,756	$219,684	$(59,721)	$196,719

Cost of products sold		26,550	194,946	(59,721)	161,775

		10,206	24,738		34,944

Selling, general and administrative expenses		5,450	15,147		20,597

Income from operations		4,756	9,591		14,347

Interest expense	$(8,655)	(1,684)	(18,916)	18,576	(10,679)

Foreign exchange gain (loss)	451	(28)	2,773		3,196

Investment income and other, net	4,866	509	13,693	(18,576)	492

Income (loss) from continuing operations before income taxes and minority interests	(3,338)	3,553	7,141		7,356

Income taxes			1,542		1,542

Minority interests			(1,429)		(1,429)

Income (loss) from continuing operations	(3,338)	3,553	7,028		7,243

Loss from discontinued operations	(14,000)	(2,721)	(13,853)		(2,868)

Net income (loss)	$(17,338)	$832	$20,881		$4,375

	Three Months Ended June 30, 2002

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$36,806	$207,417	$(61,736)	$182,487

Cost of products sold		25,288	167,284	(61,736)	130,836

		11,518	40,133		51,651

Selling, general and administrative expenses		8,966	9,322		18,288

Income (loss) from operations		2,552	30,811		33,363

Interest expense	$(5,928)	(3,466)	(11,771)	15,365	(5,800)

Foreign exchange gain (loss)	717	(543)	6,720		6,894

Investment income and other, net	3,547	(94)	14,695	(15,365)	2,783

Income (loss) from continuing operations before income
taxes and minority interests	(1,664)	(1,551)	40,455		37,240

Income taxes	(2,419)	(1,156)	11,903		8,328

Minority interests			25		25

Income (loss) from continuing operations	755	(395)	28,527		28,887

Loss from discontinued operations	(11,700)	(2,304)	10,618		(3,386)

Net income (loss)	$(10,945)	$(2,699)	$39,145		$25,501

	Six Months Ended June 30, 2003

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$77,982	$442,681	$(114,604)	$406,059

Cost of products sold		55,927	394,312	(114,604)	335,635

		22,055	48,369		70,424

Selling, general and administrative expenses		24,788	15,550		40,338

Restructuring charges		2,694	1,105		3,799

Income (loss) from operations		(5,427)	31,714		26,287

Interest expense	$(18,149)	(5,386)	(37,041)	39,686	(20,890)

Foreign exchange gain (loss)	524	(13)	223		734

Investment income and other, net	10,293	311	30,045	(39,686)	963

Income (loss) from continuing operations before income
taxes and minority interests	(7,332)	(10,515)	24,941		7,094

Income taxes		7	1,535		1,542

Minority interests			(1,367)		(1,367)

Income (loss) from continuing operations	(7,332)	(10,522)	24,773		6,919

Loss from discontinued operations	(28,100)	(5,774)	23,566		(10,308)

Net income (loss)	$(35,432)	$(16,296)	$48,339		$(3,389)

	Six Months Ended June 30, 2002

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$71,321	$385,439	$(107,719)	$349,041

Cost of products sold		46,522	311,347	(107,719)	250,150

		24,799	74,092		98,891

Selling, general and administrative expenses		19,704	18,379		38,083

Income (loss) from operations		5,095	55,713		60,808

Interest expense	$(12,058)	(7,162)	(26,632)	33,365	(12,487)

Foreign exchange gain (loss)	513	(764)	6,846		6,595

Investment income and other, net	8,164	204	27,809	(33,365)	2,812

Income (loss) from continuing operations before income
taxes and minority interests	(3,381)	(2,627)	63,736		57,728

Income taxes	(6,794)	(1,896)	25,524		16,834

Minority interests		—	(21)		(21)

Income (loss) from continuing operations	3,413)	(731)	38,233		40,915

Loss from discontinued operations	(21,900)	(3,695)	33,549		7,954

Net income (loss)	$(18,487)	$(4,426)	$71,782		$48,869

	Six Months Ended June 30, 2003

		Combined	Combined
Cash Flow Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$42,960	$1,964	$(42,204)	$	$2,720

Investing activities:

Expenditures for property, plant and equipment, net		(507)	(1,675)		(2,182)

Net cash used in investing activities		(507)	(1,675)		(2,182)

Financing activities:

Payments of long-term debt	(41,624)				(41,624)

Net cash used in financing activities	(41,624)				(41,624)

Cash provided by (used in) continuing operations	1,336	1,457	(43,879)		(41,086)

Cash (used in) provided by discontinued operations		(723)	49,019		48,296

Effect of exchange rate changes on cash and cash equivalents			551		551

Increase in cash and cash equivalents	1,336	734	5,691		7,761

Cash and cash equivalents at beginning of the period	667	1,887	9,203		11,757

Cash and cash equivalents at end of the period	$2,003	$2,621	$14,894		$19,518

		Six Months Ended June 30, 2002

		Combined	Combined
Cash Flow Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$15,694	$1,542	$(23,895)		$(6,659)

Investing activities:

Expenditures for property, plant and equipment, net		(663)	(40,391)		(41,054)

Investments in unconsolidated joint venture			(994)		(994)

Net cash used in investing activities		(663)	(41,385)		(42,048)

Financing activities:

Payments of long-term debt	(245,839)	(12)			(245,851)

Dividend payments	(7,915)				(7,915)

Long-term borrowings	9,994				9,994

Proceeds from exercise of stock options	2,716				2,716

Issuance of common stock	225,805				225,805

Net cash provided by (used in) financing activities	(15,239)	(12)			(15,251)

Cash provided by (used in) continuing operations	455	867	(65,280)		(63,958)

Cash (used in) provided by discontinued operations		(838)	61,883		61,045

Effect of exchange rate changes on cash and cash equivalents			977		977

Increase (decrease) in cash and cash equivalents	455	29	(2,420)		(1,936)

Cash and cash equivalents at beginning of the period	638	1,647	16,567		18,852

Cash and cash equivalents at end of the period	$1,093	$1,676	$14,147		$16,916

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 3, 2003, the Company announced that it had entered into a definitive agreement to sell its Precious Metals business (PMG) to Umicore. This business is comprised of the Company’s Precious Metal Chemistry and Metal Management reportable segments, which were acquired by the Company from Degussa in August 2001. The sale to Umicore was completed on July 31, 2003. The PMG business has been classified as a discontinued operation, and prior periods have been restated to reflect this business as a discontinued operation. The continuing operations of the Company represent the historical base metals business for all periods presented.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net sales for the three months ended June 30, 2003 were $196.7 million, an increase of 7.8% compared to the same period in 2002. The increase was the result of higher metal market prices for cobalt and nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by lower metal-contained sales volumes, due primarily to lower nickel volumes for the quarter.

The following information summarizes market prices of the primary raw materials used by the Company:

	Market Price Ranges per Pound
	Three Months Ended June 30,

	2003	2002
Cobalt - 99.3% Grade	$8.68 to $9.45	$6.55 to $8.45

Nickel	$3.56 to $4.25	$2.97 to $3.33

The following information summarizes the physical volumes of metals sold:

	Three Months Ended June 30,
			Percentage
(in millions of pounds)	2003	2002	Change

Cobalt	4.9	4.6	6.5%

Nickel	26.1	29.1	-10.3%

Gross profit decreased to $34.9 million, or 17.8% of net sales, for the three month period ended June 30, 2003, a 32.3% decrease compared to $51.7 million, or 28.3% of net sales, for the same period in 2002. The decrease in gross profit was primarily due to the negative impact of the strengthened euro against the dollar on the Company’s manufacturing expenses in Finland; increased raw material costs; LIFO charges in 2003 compared to benefits in 2002; and lower nickel production volumes at the Company’s facility in Harjavalta, Finland due to a planned maintenance shut-down. The effects were partially offset by the positive impact of higher cobalt and nickel prices.

Selling, general and administrative expenses in 2003 increased as a percentage of sales, to 10.5% in 2003 compared to 10.0% in the 2002 period. This increase is primarily the result of the impact of the strengthened euro against the dollar in 2003 compared to 2002, partially offset by cost reductions from restructuring activities initiated in the fourth quarter of 2002. When the euro strengthens against the dollar, selling, general and administrative expenses at the Company’s facilities in Europe are translated into dollars at a higher rate, resulting in higher dollar expenses.

Other expense — net was $7.0 million for the three-month period ended June 30, 2003, compared to income of $3.9 million for the same period in 2002, due primarily to higher interest expense in 2003 compared to 2002 as a result of higher interest rates under the Company’s December 2002 credit agreement and higher average outstanding borrowings, and smaller foreign exchange gains in 2003 ($3.2 million) compared to 2002 ($6.9 million).

Income taxes as a percentage of income from continuing operations before income taxes and minority interests were 21.0% compared to 22.4% in the same period in 2002. These effective rates are lower than the statutory rate in the United States due primarily to significant income earned each period in Malaysia, where the Company has a tax holiday, and the allocation of a portion of interest expense in the United States to discontinued operations, which effectively shifted a portion of the U.S. net operating loss without a corresponding tax benefit to discontinued operations.

Loss from discontinued operations was $2.9 million in 2003 compared to $3.4 million in 2002. The improvement is due primarily to the sale of certain unprofitable operations on or before April 1, 2003, which therefore impacted 2002 but not 2003, partially offset by higher interest expense as a result of higher interest rates in the current year period.

Net income for the three-month period ended June 30, 2003 was $4.4 million, compared to net income of $25.5 million for the corresponding period in 2002, due primarily to the aforementioned factors.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2003 were $406.1 million, an increase of 16.3% compared to the same period in 2002. The increase was the result of higher metal market prices for cobalt and nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by lower metal-contained sales volumes, due primarily to lower nickel volumes for the period.

The following information summarizes market prices of the primary raw materials used by the Company:

	Market Price Ranges per Pound
	Six Months Ended June 30,

	2003	2002

Cobalt - 99.3% Grade	$6.45 to $9.45	$6.40 to $8.45

Nickel	$3.28 to $4.25	$2.63 to $3.33

The following information summarizes the physical volumes of metals sold:

	Six Months Ended June 30,
			Percentage
(in millions of pounds)	2003	2002	Change

Cobalt	10.0	9.0	11.1%

Nickel	57.0	59.5	-4.2%

Gross profit decreased to $70.4 million, or 17.3% of net sales, for the six-month period ended June 30, 2003, a 28.8% decrease compared to $98.9 million, or 28.3% of net sales, for the same period in 2002. The decrease in gross profit was primarily due to the negative impact of the strengthened euro against the dollar on the Company’s manufacturing expenses in Finland; LIFO charges in 2003 compared to benefits in 2002; and lower nickel production volumes at the Company’s facility in Harjavalta, Finland due to a planned maintenance shut-down. The effects were partially offset by the positive impact of higher cobalt and nickel prices and healthy demand in certain key end-markets.

Selling, general and administrative expenses in 2003 remained flat at 10.9% of sales compared to the 2002 period. These amounts were impacted positively in 2003 by cost reductions from restructuring activities initiated in the fourth quarter of 2002, which were offset by the impact of the strengthened euro against the dollar in 2003 compared to 2002, and additional restructuring charges of $3.8 million recorded in the first quarter of 2003.

Other expense — net was $19.2 million for the six-month period ended June 30, 2003, compared to $3.1 million for the same period in 2002, due primarily to higher interest expense in 2003 compared to 2002 as a result of higher interest rates under the Company’s December 2002 credit agreement and higher average outstanding borrowings, and smaller foreign exchange gains in 2003 ($0.7 million) compared to 2002 ($6.6 million).

Income taxes as a percentage of income from continuing operations before income taxes and minority interests were 21.7% compared to 29.2% in the same period in 2002. These effective rates are lower than the statutory rate in the United States due primarily to significant income earned each period in Malaysia, where the Company has a tax holiday, and the allocation of a portion of interest expense in the United States to discontinued operations, which effectively shifted a portion of the U.S. net operating loss without a corresponding tax benefit to discontinued operations. The lower rate in 2003 compared to 2002 is due primarily to higher earnings in the tax holiday country of Malaysia.

Loss from discontinued operations, net of income taxes was $10.3 million in 2003 compared to income of $8.0 million in 2002, due primarily to restructuring changes taken in 2003, higher interest expense as a result of higher interest rates, and higher tax expense.

Net loss for the six-month period ended June 30, 2003 was $3.4 million, compared to net income of $48.9 million for the corresponding period in 2002, due primarily to the aforementioned factors.

Liquidity and Capital Resources

During the six-month period ended June 30, 2003, the Company’s net working capital increased by approximately $40.7 million. This increase was primarily the result of a decrease in accounts payable of $30.9 million due to prepayments made by the Company for certain raw materials during the quarter, and an increase in accounts receivable of $14.3 million due to higher sales in the second quarter of 2003 compared to the fourth quarter of 2002. Capital expenditures in 2003 were $2.2 million and primarily related to ongoing projects to maintain current operating levels.

During the six months ended June 30, 2003, the Company’s total debt balances decreased to $1.153 billion from $1.194 billion. This decrease represents primarily cash repayments using the net proceeds from the sale of SCM Metal Products, Inc. on April 1, 2003 (See Note B). Subsequent to June 30, the Company completed the sale of its Precious Metals business to Umicore for cash proceeds of $814 million, before transaction costs, taxes and expenses (See Note B). The gross proceeds were used to repay the Company’s outstanding indebtedness under its Senior Credit facilities. The Company’s $400 million Senior Subordinated Notes remain outstanding. The net proceeds from the sale are expected to be approximately $730 million, after transaction costs and expenses and taxes.

During June 2003, the Company received a commitment for a new $150 million revolving credit facility. The new facility, which closed on August 7, 2003, bears interest at an interest rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25%, matures in August 2006 and includes covenants that are less restrictive than those in the previous Senior facility.

Critical Accounting Policies

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. There has been no change in the company’s critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2002, except that policies associated with the divested Precious Metals business are no longer applicable. In addition, no new critical accounting policies have been adopted in the first six months of 2003, except for the adoption of SFAS No. 123, as amended by SFAS No. 148, effective January 1, 2003, related to stock-based employee compensation (See Note H).
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

Important facts that may affect the Company’s expectations, estimates or projections include:

•	the price and supply of raw materials, particularly cobalt and nickel;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of fluctuations in currency exchange rates on the Company’s international operations;

•	the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the impact of the Company’s restructuring program on its continuing operations;

•	the potential impact of the Company being named in a 2002 United Nations panel report focusing on companies and individuals operating in the Democratic Republic of Congo;

•	the potential impact of an adverse result of the shareholder class action lawsuits filed against the Company and the named executives;

•	the general level of global economic activity and demand for the Company’s products.

The Company does not assume any obligation to update these forward-looking statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2002 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2003, except that risks associated with the divested Precious Metals business are no longer applicable.

Item 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 4	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of OM Group, Inc. was held on May 6, 2003. An election of Directors was held at which John E. Mooney and Markku Toivanen were nominated and elected for terms which expire in the year 2006. The following votes were cast with respect to each nominee:

Director	For	Withheld Authority

John E. Mooney	24,999,380	382,596

Markku Toivanen	25,089,246	292,730

Ernst & Young LLP was re-elected as independent auditors: For - 24,887,181; against — 421,837; abstain — 72,958.

Item 6	Exhibits and Reports on Form 8-K

EXHIBITS

(12) Computation of Ratio of Earnings to Fixed Charges

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

(31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

REPORTS ON FORM 8-K
The Company furnished to the SEC a Current Report on Form 8-K under Item 12, filed under Item 9 pursuant to the SEC’s interim guidance, dated April 29, 2003, regarding the Company’s financial results for the quarter ended March 31, 2003.

The Company furnished to the SEC a Current Report on Form 8-K under Item 9, dated June 3, 2003, regarding the Company’s definitive agreement to sell its Precious Metals business to Umicore, and a letter of intent to sell its PVC Heat Stabilizer product line.

The Company furnished to the SEC a Current Report on Form 8-K under Item 12, filed under Item 9 pursuant to the SEC’s interim guidance, dated June 3, 2003, regarding the Company’s Second Quarter 2003 financial expectations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2003	OM GROUP, INC.

/s/ Thomas R. Miklich Thomas R. Miklich Chief Financial Officer (Duly authorized signatory of OM Group, Inc.)