Form 10-Q
period 2003-09-30
OM GROUP INC
filed 2003-12-19
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
Commission File Number 001-12515

OM GROUP, INC.
(exact name of registrant as specified in its charter)

Delaware	52-1736882
(state or other jurisdiction of	(I.R.S., Employer
incorporation or organization)	Identification Number)

127 Public Square
1500 Key Tower
Cleveland, Ohio 44114-1221
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

Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003: Common Stock, $.01 Par Value - 28,354,804 shares.

INDEX
OM GROUP, INC.

Part I	Financial Information

	Item 1.		Financial Statements (Unaudited)

Condensed consolidated balance sheets - September 30, 2003 and December 31, 2002

Condensed statements of consolidated operations - Three months ended September 30, 2003 and 2002; Nine months ended September 30, 2003 and 2002

Condensed statements of consolidated cash flows - Nine months ended September 30, 2003 and 2002

Notes to condensed consolidated financial statements - September 30, 2003

	Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.		Quantitative and Qualitative Disclosures about Market Risk

	Item 4.		Controls and Procedures

Part II	Other Information

	Item 1.		Legal Proceedings - Not applicable

	Item 2.		Changes in Securities - Not applicable

	Item 3.		Defaults upon Senior Securities - Not applicable

	Item 4.		Submission of Matters to a Vote of Security Holders - Not applicable

	Item 5.		Other information - Not applicable

	Item 6.		Exhibits and Reports on Form 8-K

		(a)	Exhibits
		(b)	Reports on Form 8-K

Signature

Part I Financial Information

Item 1 Financial Statements

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	September 30,	December 31,
ASSETS	2003	2002

CURRENT ASSETS
Cash and cash equivalents	$62,129	$11,650
Accounts receivable	126,533	99,632
Inventories	267,480	304,654
Other current assets	75,979	90,365

Total Current Assets	532,121	506,301

PROPERTY, PLANT AND EQUIPMENT
Land	5,563	5,420
Buildings and improvements	172,453	178,373
Machinery and equipment	493,252	507,185
Furniture and fixtures	14,992	15,822

	686,260	706,800
Less accumulated depreciation	225,939	201,571

	460,321	505,229
OTHER ASSETS
Goodwill and other intangible assets	191,658	189,178
Other assets	113,423	91,451
Assets of discontinued operations		1,046,977

TOTAL ASSETS	$1,297,523	$2,339,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt		$6,750
Accounts payable	$89,737	95,685
Other accrued expenses	153,298	53,519

Total Current Liabilities	243,035	155,954

LONG -TERM LIABILITIES
Long-term debt	400,314	1,187,650
Deferred income taxes	61,847	64,136
Minority interests and other long-term liabilities	78,553	64,820
Liabilities of discontinued operations		396,691
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value:
Authorized 2,000,000 shares; no shares issued or outstanding
Common stock, $0.01 par value:
Authorized 60,000,000 shares; issued 28,402,163 shares in 2003 and 2002	284	284
Capital in excess of par value	490,741	490,741
Retained earnings (deficit)	39,610	(17,943)
Treasury stock (47,359 shares in 2003 and 2002, at cost)	(2,255)	(2,255)
Accumulated other comprehensive (loss) income	(13,940)	2,008
Unearned compensation	(666)	(2,950)

Total Stockholders’ Equity	513,774	469,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,297,523	$2,339,136

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$240,567	$186,532	$655,149	$546,472
Cost of products sold	210,780	133,184	564,391	391,644
Cost of products sold– write-down of inventories		108,222		108,222

	29,787	(54,874)	90,758	46,606
Selling, general and administrative expenses	34,109	28,786	81,017	71,108

INCOME (LOSS) FROM OPERATIONS	(4,322)	(83,660)	9,741	(24,502)

OTHER INCOME (EXPENSE)
Interest expense	(9,291)	(6,304)	(30,181)	(18,791)
Foreign exchange (loss) gain	(809)	(1,171)	(68)	5,424
Investment income and other, net	337	(629)	1,368	2,071

	(9,763)	(8,104)	(28,881)	(11,296)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(14,085)	(91,764)	(19,140)	(35,798)

Income tax (benefit) expense	(11,681)	(15,425)	(12,978)	1,409
Minority interests	212	(24)	(1,155)	(45)

LOSS FROM CONTINUING OPERATIONS	(2,616)	(76,315)	(5,007)	(37,162)

DISCONTINUED OPERATIONS
Income (Loss) from Discontinued Operations, net of tax	1,986	5,149	(92)	14,865
Net gain on disposal of Discontinued Operations, net of tax	62,652		62,652

Income from Discontinued Operations, net of tax	64,638	5,149	62,560	14,865

NET INCOME (LOSS)	$62,022	$(71,166)	$57,553	$(22,297)

Net income (loss) per common share - basic
Continuing operations	$(0.09)	$(2.70)	$(0.18)	$(1.34)
Discontinued operations	2.28	0.18	2.21	0.54

Net income (loss)	$2.19	$(2.52)	$2.03	$(0.80)

Net income (loss) per common share - assuming dilution
Continuing operations	$(0.09)	$(2.70)	$(0.18)	$(1.34)
Discontinued operations	2.28	0.18	2.21	0.54

Net income (loss)	$2.19	$(2.52)	$2.03	$(0.80)

Weighted average shares outstanding (000)
Basic	28,323	28,285	28,310	27,719
Assuming dilution	28,329	28,285	28,313	27,719
Dividends paid per common share	$—	$0.14	$—	$0.42

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

OPERATING ACTIVITIES
Loss from continuing operations	$(5,007)	$(37,162)
Items not affecting cash:
Depreciation and amortization	44,730	40,147
Foreign exchange loss (gain)	68	(5,424)
Minority interests	(1,155)	(45)
Restructuring and other charges, less cash spent	30,689
Write-down of inventories — lower of cost or market		108,222
Changes in operating assets and liabilities	(4,990)	(129,816)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	64,335	(24,078)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment, net	(6,995)	(51,780)
Divestiture of business		4,000
Investments in unconsolidated subsidiary		(5,333)

NET CASH USED IN INVESTING ACTIVITIES	(6,995)	(53,113)

FINANCING ACTIVITIES
Payments of long-term debt	(794,400)	(245,977)
Dividend payments		(11,899)
Long-term borrowings		129,772
Proceeds from exercise of stock options		3,127
Proceeds from sale of common shares		225,805

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(794,400)	100,828

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(737,060)	23,637

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	783,089	(18,401)
Effect of exchange rate changes on cash and cash equivalents	4,450	(716)

Increase in cash and cash equivalents	50,479	4,520
Cash and cash equivalents at beginning of period	11,650	18,680

Cash and cash equivalents at end of period	$62,129	$23,200

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003
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

In connection with the preparation of the accompanying condensed consolidated financial statements, the Company made certain adjustments to the results reported in the press release on October 30, 2003, related to the significant events that occurred during the quarter. The first adjustment relates to the sale of the Company’s Precious Metals business during the third quarter for approximately $814 million in cash. The Company previously reported a net gain on this sale of $53.7 million after-tax. However, the amount of expenses associated with this sale and deducted from the gain has been determined to be less than previously estimated. Additionally, the Company had previously recorded certain charges against the gain related to the exit of certain facilities, the sale of a Corporate asset, and severance and other executive compensation arrangements, all of which were indirectly related to the sale of the Precious Metals business. However, these charges have been reclassified as restructuring and other charges in continuing operations, as under generally accepted accounting principles they more directly relate to the Company’s ongoing businesses. These adjustments increased the net gain on the sale to $62.7 million, after-tax.

The second adjustment relates to the $45.0 million of restructuring and other charges reported in the October 30, 2003 release. The Company determined that its estimate of inventory costs previously reflected in the restructuring charge included inventory that has a value that can be realized in future continuing operations. Accordingly, this inventory has been removed from restructuring and other charges. In addition, it was determined that certain restructuring and other charges more properly related to the first and second quarters of 2003 ($4.7 million and $4.9 million, respectively). As a result of these changes and the reclassifications from the net gain as noted above, restructuring and other charges for the third quarter of 2003 have been reduced to $23.5 million. The Company will file amended Form 10-Q’s for the first and second quarters of 2003 as a result of these changes.

During the fourth quarter of 2002, the Company shut down the U.S. manufacturing operations of the Fidelity electroless nickel business in Newark, New Jersey, and accounted for it as a discontinued operation. During the third quarter of 2003, the Company concluded that the revenue streams for this business have sufficiently continued through tolling arrangements with outside processors, and, accordingly, has reclassified these results to continuing operations for all periods presented. The operating results of this business are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$4.2	$5.9	$12.8	$16.8
Operating loss (a)	(6.0)	(1.2)	(11.0)	(2.8)

(a) - Operating loss for the three and nine months ended September 30, 2003 includes restructuring and other charges of $5.9 million and $8.4 million, respectively.

Operating results for Fidelity U.S. pertaining to the fourth quarter of 2002, representing net sales of $5.1 million and operating loss of $5.4 million (including restructuring charges of $3.6 million), will be reclassified in the Company‘s Annual Report on Form 10-K for the year ending December 31, 2003.

Note B	Divestitures of Precious Metals and SCM Metal Products, Inc.

On July 31, 2003, the Company completed the sale of its Precious Metals business (PMG business) to Umicore for €697 million (approximately $814 million) in cash. After transaction costs and expenses, the Company recorded a net gain on the disposal of this business of $95.0 million ($62.7 million after-tax). This business was comprised of the Precious Metal Chemistry and Metal Management reportable segments, which were acquired by the Company from Degussa in August 2001. The PMG business was classified as a discontinued operation beginning with the second quarter of 2003, and the consolidated financial statements of prior periods have been restated, where applicable, to reflect this business as a discontinued operation.

The net proceeds from the sale of the PMG business were used to repay all of the Company’s outstanding indebtedness under its then-existing Senior credit facilities. On August 7, 2003, the Company entered into a new $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The new facility bears interest at an interest rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25%, matures in August 2006 and includes covenants that are more favorable to the Company than those in the previous Senior facility. There were no borrowings under this facility during the three months ended September 30, 2003.

On April 1, 2003, the Company completed the sale of its copper powders business — SCM Metal Products, Inc. — for proceeds of $65 million less expenses. The net proceeds were used to repay a portion of the Company’s outstanding indebtedness under its credit facilities. There was no gain or loss recorded on that date, as the business was written-down to fair value in the fourth quarter of 2002. This business has been presented as a discontinued operation for all periods presented.

Operating results of discontinued operations are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$342.1	$1,170.6	$2,415.2	$3,261.0
Operating income	6.6	27.4	47.5	75.1
Interest expense	3.6	12.1	32.7	35.5
Income tax expense	1.6	10.5	4.2	12.5

The operating results summarized above include an allocation of consolidated interest expense, based upon the estimated net proceeds from the sales of the respective discontinued businesses that were required to be used to re-pay amounts under the Company’s credit facilities.

The Company has retained certain liabilities of the PMG business, primarily related to tax and employee compensation accruals that relate to the period that the business was owned by the Company, which are primarily included in other accrued expenses in the Condensed Consolidated Balance Sheets.

Note C	Restructuring and Other Charges

During the three months ended September 30, 2003, the Company recorded restructuring and other charges related to its continuing operations of $23.5 million, representing the completion of its worldwide restructuring program that commenced in the fourth quarter of 2002. These charges, which include an adjustment of $2.5 million to a charge taken in 2002, are recorded in Cost of products sold ($9.7 million) and Selling, general and administrative expenses ($13.8 million) in the Condensed Statements of Consolidated Operations. A summary of the charges, which have a cash component of approximately $6.3 million, is as follows (in millions):

Exit of facilities	$12.4

Severance costs	1.8

Asset impairments	1.1

Adjustment to charge taken in 2002	2.5

$17.8

Executive bonuses approved for completion of Precious Metals sale	2.6

Inventory write-downs related to exited product lines and businesses	3.1

$23.5

Charges for the exit of facilities include amounts related to the shut-down of manufacturing operations of the Company’s electroless nickel business in Newark, New Jersey; the pending sale of the Company’s facility in Thailand; and facilities consolidation in connection with the sale of the Precious Metals business in July. Severence costs relate to severance and related costs for employees terminated during the quarter in connection with the restructuring program. Executive compensation relates to bonuses and other arrangements that vested upon successful completion of the sale of the Precious Metals business.

Restructuring liabilities for continuing operations at December 31, 2002, adjustments in 2003 to amounts recorded in 2002, charges taken in the 2003, and amounts utilized to date in 2003 are summarized as follows:

			Inventory and
	Number of	Workforce	other asset	Facility Exit
	Employees	Reductions	write-downs	and Other	Total

Balance at 12/31/02	68	$5.2	$—	$5.1	$10.3

Adjustments to amounts recorded in 2002:

Increase - third quarter 2003				2.5	2.5

Increase - second quarter 2003		1.4			1.4

Decrease - second quarter 2003			(2.4)		(2.4)

First quarter 2003 charges	11	0.7	2.2	1.6	4.5

Second quarter 2003 charges			3.0		3.0

Third quarter 2003 charges	8	1.8	1.1	12.4	15.3

Amount utilized in 2003	(82)	(4.1)	(3.9)	(14.4)	(22.4)

Balance at 9/30/03	5	$5.0	$—	$7.2	$12.2

The $5.0 million liability at September 30, 2003 pertaining to workforce reductions includes $4.8 million payable to terminated employees.

In connection with the first quarter 2003 restructuring activities, the Company also recorded charges of $5.6 million related to discontinued operations. This amount is included in Income (Loss) from Discontinued Operations.

Note D	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2003	2002

Raw materials and supplies	$129,655	$138,840
Finished goods	111,663	122,853

	241,318	261,693
LIFO reserve	26,162	42,961

Total inventories	$267,480	$304,654

During the three months ended September 30, 2002, the Company recorded a non-cash charge of $108.2 million to write-down cobalt inventories to the lower of cost or market.

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

In November 2002, the Company received notice that shareholder class action lawsuits were filed against it related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. While the ultimate outcome of this litigation cannot be determined at this time, management believes that these matters will not have a material adverse effect upon the Company’s financial condition or results of operations. In addition, the named executive officers, the Board of Directors and the Company have Directors & Officers and Corporate Liability Insurance available for such matters.

In October 2002, the Company was mentioned in a report issued by a United Nations panel focusing on companies and individuals operating in the Democratic Republic of Congo (DRC) and their alleged “exploitation of the natural resources and other forms of wealth of the DRC.” OM Group is not among the companies cited for financial sanctions in the report. As noted in the report, the Company’s business in the DRC is comprised of a smelter plant, which is 55%-owned through a joint venture (Groupement Pour Le Traitement Du Terril De Lubumbashi) with the DRC state mining company (Gecamines) and a third party; as well as contractual arrangements and discussions with Gecamines and the third party with respect to the joint venture partners’ rights to various feedstocks related to the smelter project. While the ultimate impact of this report cannot be determined at this time, management believes that this matter will not result in a material adverse effect upon the Company’s financial condition or results of operations.

Note F	Computation of Net Income (Loss) per Common Share

The following table sets forth the computation of net income (loss) per common share and net income (loss) per common share - assuming dilution (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$62,022	$(71,166)	$57,553	$(22,297)
Weighted average number of shares outstanding	28,323	28,285	28,310	27,719
Dilutive effect of stock options	6		3

Weighted average number of shares outstanding - assuming dilution	28,329	28,285	28,313	27,719
Net income (loss) per common share	$2.19	$(2.52)	$2.03	$(0.80)
Net income (loss) per common share - assuming dilution	$2.19	$(2.52)	$2.03	$(0.80)

Note G	Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$62,022	$(71,166)	$57,553	$(22,297)
Unrealized loss on available-for-sale securities		(9,638)		(5,796)
Foreign currency translation	(32,953)	(18,155)	(17,552)	(13,737)
Unrealized gain on cash flow hedges	2,223	6,310	2,555	10,656
Additional minimum pension liability			1,090

Total comprehensive income (loss)	$31,292	$(92,649)	$43,646	$(31,174)

Note H	Stock Compensation - Adoption of SFAS No. 148

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value-based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB 25, compensation expense has been recorded for restricted stock granted to certain executive officers, but no expense was recorded for stock options granted to employees, as all options had an intrinsic value of zero on the date of grant. During the second quarter of 2003, the Company voluntarily adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. As such, net income for 2003 will include expense for stock options granted to employees in 2003; there were no such grants during the nine months ended September 30, 2003.

If the Company had previously elected to adopt the fair value provisions of SFAS No. 123 and thereby recorded compensation expense related to employee stock options, pro forma results of operations would have been as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss) as reported	$62,022	$(71,166)	$57,553	$(22,297)
Add: Stock-based employee compensation expense included in net income, net of tax	1,824	414	2,284	840
Deduct: Total stock-based employee compensation expense using the fair value method for all awards, net of tax	(1,870)	(1,295)	(2,448)	(3,310)

Pro forma	$61,976	$(72,047)	$57,389	$(24,767)

Basic net income (loss) per share
As reported	$2.19	$(2.52)	$2.03	$(0.80)
Pro forma	$2.19	$(2.55)	$2.03	$(0.89)
Diluted net income (loss) per share
As reported	$2.19	$(2.52)	$2.03	$(0.80)
Pro forma	$2.19	$(2.55)	$2.03	$(0.89)

Note I	Income Taxes

The income tax benefit as a percentage of loss from continuing operations before income taxes and minority interests for the nine months ended September 30, 2003 was 67.8% compared to expense of 3.9% for the same period in 2002. During the third quarter of 2003, the effective tax rate changed from a benefit of 25.7% at June 30, 2003 to a benefit of 67.8% at September 30, 2003, due primarily to the Company’s ability to utilize operating loss carryforwards in the United States as a result of the taxable gain on the sale of the Precious Metals Business. The effective rate in 2002 is lower than the statutory rate in the United States due primarily to losses in the United States with no corresponding tax benefit.

Note J	Business Segment Information

During the three months ended September 30, 2003, in connection with the sale of the Precious Metals business, which was comprised of its Precious Metal Chemistry and Metal Management segments, the Company reorganized how it manages and evaluates its operations. As a result of this change, the Company now has two reportable segments: the Cobalt Group and the Nickel Group. Formerly, these two segments comprised the Company’s Base Metals reportable segment under its prior organizational structure. The information for prior periods has been reclassified to conform to the current segment presentation.

The Cobalt Group derives revenues from cobalt and other metal-based organic, inorganic, powder and metal products. The Nickel Group derives revenues from nickel-based organics, powders and metal products. Transactions between segments, which are not material, are made on a basis intended to reflect the current market value of material. Differences between the reportable segments’ operating results and net assets and the Company’s consolidated financial statements relate primarily to items held at the Corporate level.

Segment financial information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net Sales
Cobalt Group	$99,919	$85,913	$279,021	$260,722
Nickel Group	140,648	100,619	376,128	285,750

Total Net Sales	$240,567	$186,532	$655,149	$546,472

Operating Profit (Loss)
Cobalt Group	$4,018	$(95,956)	$16,341	$(53,660)
Nickel Group	5,689	19,534	23,291	49,702

Total Operating Profit (Loss)	9,707	(76,422)	39,632	(3,958)
Interest expense	(9,291)	(6,304)	(30,181)	(18,791)
Corporate expenses	(14,029)	(7,238)	(29,891)	(20,544)
Foreign exchange gain (loss) and investment and other income, net	(472)	(1,800)	1,300	7,495

Loss from continuing operations before income taxes and minority interests	$(14,085)	$(91,764)	$(19,140)	$(35,798)

Operating profit (loss) for the Cobalt Group for the three and nine months ended September 30, 2003 includes restructuring and other charges of $10.0 million and $20.2 million,

Operating profit for the Cobalt Group for the three and nine months ended September 30, 2002 includes a $108.2 million charge to write-down inventories to the lower of cost or market. Operating profit for the Nickel Group for the three and nine months ended September 30, 2003 includes restructuring and other charges of $5.9 million and $8.4 million, respectively. Corporate expenses for the three and nine months ended September 30, 2003 include restructuring and other charges of $7.6 million and $9.0 million, respectively (see Note C), and a gain of $1.2 million related to a receipt of life insurance proceeds.

Note K	Guarantor and Non-Guarantor Subsidiary Information

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	September 30, 2003

		Combined	Combined
	The	Guarantor	Non-Guarantor
Balance Sheet Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash	$7,697	$3,612	$50,820		$62,129
Receivables	398,853	45,769	415,550	$(733,639)	126,533
Inventories		31,974	235,506		267,480
Other current assets	20,898	3,324	51,757		75,979

Total current assets	427,448	84,679	753,633	(733,639)	532,121
Property, plant and equipment, net		39,117	421,204		460,321
Goodwill and other intangible assets	75,830	58,762	57,066		191,658
Intercompany receivables	181,073		999,350	(1,180,423)
Investment in subsidiaries	306,082		1,984,203	(2,290,285)
Other assets	22,711	9,626	81,086		113,423

Total assets	$1,013,144	$192,184	$4,296,542	$(4,204,347)	$1,297,523

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,817	$79,645	$447,133	$(440,858)	$89,737
Other accrued expenses	49,778	52,304	51,216		153,298

Current liabilities	53,595	131,949	498,349	(440,858)	243,035
Long-term debt	400,314				400,314
Deferred income taxes	35,297		26,550		61,847
Minority interests and other long-term liabilities	10,164	2,075	66,314		78,553
Intercompany payables		391,705	1,083,467	(1,475,172)

Shareholder’s equity	513,774	(333,545)	2,621,862	(2,288,317)	513,774

Total liabilities and stockholders’ equity	$1,013,144	$192,184	$4,296,542	$(4,204,347)	$1,297,523

	December 31, 2002

		Combined	Combined
Balance Sheet Data	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$667	$1,780	$9,203		$11,650

Accounts receivable	752,800	89,181	404,084	$(1,146,433)	99,632

Inventories		38,389	266,265		304,654

Other current assets	26,553	4,890	58,922		90,365

Total current assets	780,020	134,240	738,474	(1,146,433)	506,301

Property, plant and equipment, net		48,711	456,518		505,229

Goodwill and other intangible assets		135,503	53,675		189,178

Intercompany receivables	300,768		1,146,191	(1,446,959)

Investment in subsidiaries	655,822	522,939	1,268,535	(2,447,296)

Other assets	21,231	10,517	59,703		91,451

Assets of discontinued operations		188,261	858,716		1,046,977

Total assets	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$6,750				$6,750

Accounts payable	65,917	$384,198	$373,228	$(727,658)	95,685

Other accrued expenses	(7,681)	4,058	57,142		53,519

Total Current liabilities	64,986	388,256	430,370	(727,658)	155,954

Long-term debt	1,187,650				1,187,650

Deferred income taxes	35,320	(131)	28,947		64,136

Minority interests and other long-term liabilities		2,161	62,659		64,820

Intercompany payables		557,894	1,230,175	(1,788,069)

Liabilities of discontinued operations		73,090	323,601		396,691

Shareholder’s equity	469,885	18,901	2,506,060	(2,524,961)	469,885

Total liabilities and stockholders’ equity	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

	Three Months Ended September 30, 2003

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$42,180	$271,230		$(72,843)	$240,567
Cost of products sold		35,170	248,453		(72,843)	210,780

		7,010	22,777			29,787
Selling, general and administrative expenses		17,934	16,175			34,109

Income (loss) from operations		(10,924)	6,602			(4,322)
Interest expense	$(12,032)	(4,831)	(9,463)		17,035	(9,291)
Foreign exchange gain (loss)	79	(40)	(848)			(809)
Investment income and other, net	2,276	61	15,035		(17,035)	337

Income (loss) from continuing operations before income taxes and minority interests	(9,677)	(15,734)	11,326			(14,085)
Income tax (benefit) expense	(5,954)	(11,128)	5,401			(11,681)
Minority interest			212			212

Income (loss) from continuing operations	(3,723)	(4,606)	5,713			(2,616)
Income (loss) from discontinued operations	(3,582)	3,450	2,118			1,986
Gain (loss) on the disposal of discontinued operations	107,261	(53,180)	8,571			62,652

Net income (loss)	$99,956	$(54,336)	$16,402	$		$62,022

	Three Months Ended September 30, 2002

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$42,353	$201,470		$(57,291)	$186,532
Cost of products sold		86,532	212,165		(57,291)	241,406

		(44,179)	(10,695)			(54,874)
Selling, general and administrative expenses		11,833	16,953			28,786

Loss from operations		(56,012)	(27,648)			(83,660)
Interest expense	$(8,124)	(3,034)	(14,081)		18,935	(6,304)
Foreign exchange loss	(23)	(354)	(794)			(1,171)
Investment income and other, net	3,601	(95)	14,800		(18,935)	(629)

Loss from continuing operations before income taxes and minority interests	(4,546)	(59,495)	(27,723)			(91,764)
Income tax benefit	(8,084)	(1,819)	(5,522)			(15,425)
Minority interests			(24)			(24)

Income (loss) from continued operations	3,538	(57,676)	(22,177)			(76,315)
Income (loss) from discontinued operations	(11,100)	(1,338)	17,587			5,149

Net loss	$(7,562)	$(59,014)	$(4,590)	$		$(71,166)

	Nine Months Ended September 30, 2003

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$128,685	$713,911		$(187,447)	$655,149
Cost of products sold		100,838	651,000		(187,447)	564,391

		27,847	62,911			90,758
Selling, general and administrative expenses		50,607	30,410			81,017

Income (loss) from operations		(22,760)	32,501			9,741
Interest expense	$(30,181)	(10,217)	(46,504)		56,721	(30,181)
Foreign exchange gain (loss)	603	(48)	(623)			(68)
Investment income and other, net	12,569	440	45,080		(56,721)	1,368

Income (loss) from continuing operations before income taxes and minority interests	(17,009)	(32,585)	30,454			(19,140)
Income tax (benefit) expense	(5,954)	(11,121)	4,097			(12,978)
Minority interests			(1,155)			(1,155)

Income (loss) from continuing operations	(11,055)	(21,464)	27,512			(5,007)
Income (loss) from discontinued operations	(31,686)	809	30,785			(92)
Gain (loss) on the disposal of discontinued operations	107,261	(53,180)	8,571			62,652

Net income (loss)	$64,520	$(73,835)	$66,868	$		$57,553

	Nine Months Ended September 30, 2002

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations		Total

Net sales		$124,572	$586,910		$(165,010)	$546,472
Cost of products sold		141,363	523,513		(165,010)	499,866

		(16,791)	63,397			46,606
Selling, general and administrative expenses		35,777	35,331			71,108

Income (loss) from operations		(52,568)	28,066			(24,502)
Interest expense	$(20,182)	(10,196)	(40,713)		52,300	(18,791)
Foreign exchange gain (loss)	490	(1,118)	6,052			5,424
Investment income and other, net	11,765	(3)	42,609		(52,300)	2,071

Income (loss) from continuing operations before income taxes and minority interests	(7,927)	(63,885)	36,014			(35,798)
Income tax (benefit) expense	(14,878)	(3,715)	20,002			1,409
Minority interests			(45)			(45)

Income (loss) from continuing operations	6,951	(60,170)	16,057			(37,162)
Income (loss) from discontinued operations	(33,000)	(3,271)	51,136			14,865

Net income (loss)	$(26,049)	$(63,441)	$67,193	$		$(22,297)

	Nine Months Ended September 30, 2003

		Combined	Combined
Cash Flow Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$18,341	$5,869	$40,125		$64,335
Investing activities:
Expenditures for property, plant and equipment, net		(4,037)	(2,958)		(6,995)

Net cash used in investing activities		(4,037)	(2,958)		(6,995)
Financing activities:
Payments of long-term debt	(794,400)				(794,400)

Net cash used in financing activities	(794,400)				(794,400)

Cash (used in) provided by continuing operations	(776,059)	1,832	37,167		(737,060)
Cash provided by discontinued operations	783,089				783,089
Effect of exchange rate changes on cash and cash equivalents			4,450		4,450

Increase in cash and cash equivalents	7,030	1,832	41,617		50,479
Cash and cash equivalents at beginning of the period	667	1,780	9,203		11,650

Cash and cash equivalents at end of the period	$7,697	$3,612	$50,820		$62,129

		Nine Months Ended September 30, 2002

		Combined	Combined
Cash Flow Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$(98,139)	$5,532	$68,529		$(24,078)
Investing activities:
Expenditures for property, plant and equipment, net		(3,681)	(48,099)		(51,780)
Divestiture of business	4,000				4,000
Investment in unconsolidated subsidiary			(5,333)		(5,333)

Net cash provided by (used in) investing activities	4,000	(3,681)	(53,432)		(53,113)
Financing activities:
Dividend payments	(11,899)				(11,899)
Long-term borrowings	129,772				129,772
Payments of long-term debt	(245,977)				(245,977)
Issuance of common stock	225,805				225,805
Proceeds from exercise of stock options	3,127				3,127

Net cash provided by financing activities	100,828				100,828

Cash provided by continuing operations	6,689	1,851	15,097		23,637
Cash used in discontinued operations		(2,452)	(15,949)		(18,401)
Effect of exchange rate changes on cash and cash equivalents			(716)		(716)

Increase (decrease) in cash and cash equivalents	6,689	(601)	(1,568)		4,520
Cash and cash equivalents at beginning of the period	638	1,475	16,567		18,680

Cash and cash equivalents at end of the period	$7,327	$874	$14,999		$23,200

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 31, 2003, the Company completed the sale of its Precious Metals business (PMG business) to Umicore for €697 million (approximately $814 million) in cash. The PMG business was comprised of the Precious Metal Chemistry and Metal Management reportable segments, which were acquired by the Company from Degussa in August 2001. On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc., for cash proceeds of $65 million less costs and expenses. The PMG business and copper powders business each had been classified as a discontinued operation prior to the sale, and the consolidated financial statements of prior periods have been restated, where applicable, to reflect these businesses as discontinued operations. The continuing operations of the Company represent the historical base metals business and are organized into two segments: the Cobalt Group and the Nickel Group. The Nickel Group includes the results of the Company’s Fidelity electroless nickel business, which has been reclassified from discontinued operations to continuing operations during the third quarter of 2003, for all periods presented, based on the tolling arrangements in place with outside processors (See Note A).

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net sales for the three months ended September 30, 2003 were $240.6 million, an increase of 29.0% compared to the same period in 2002. The increase was primarily the result of higher metal market prices for cobalt and nickel, resulting in higher selling prices for the Company’s products. This increase was also due to an 8.6% increase in cobalt-contained sales volumes, partially offset by a 2.2% decline in nickel-contained sales volumes.

The following information summarizes market prices of the primary raw materials used by the Company:

	Market Price Ranges per Pound
	Three Months Ended September 30,

	2003	2002

Cobalt - 99.3% Grade	$9.40 to $10.10	$6.13 to $7.30
Nickel	$3.80 to $4.65	$2.91 to $3.40

The following information summarizes the physical volumes of metals sold:

	Three Months Ended September 30,		Percentage
(in thousands of pounds)	2003	2002	Change

Cobalt	5,318	4,895	8.6%
Nickel	30,058	30,746	-2.2%

Gross profit increased to $29.8 million for the three-month period ended September 30, 2003, compared to a loss of $54.9 million for the same period in 2002. The amount in 2003 includes restructuring and other charges of $9.7 million due to changes in the Company’s operational strategy that result in lower throughput and inventory levels at certain facilities, the exit of certain facilities in connection with the Company’s restructuring program, and the discontinuation of certain product lines due to unacceptable profitability levels. The amount in 2002 includes a charge of $108.2 million to write down cobalt inventories to the lower of cost or market. Gross profit in 2003 compared to 2002 was negatively effected by the impact of the strengthened euro against the dollar on the Company’s manufacturing expenses in Finland; increased raw material costs; LIFO charges of $6.9 million versus a benefit of $1.5 million in 2002; a longer than anticipated shut-down of the Company’s nickel facility in Australia; and lower cobalt and nickel production volumes at the Company’s facilities in Finland. These negative effects were partially offset by the positive impact of higher cobalt and nickel prices, which results in higher gross profit dollars due to higher selling prices.

Selling, general and administrative (SG&A) expenses decreased as a percentage of sales to 14.2% in 2003 compared to 15.4% in the 2002 period. This decrease is primarily the result of cost reductions from restructuring activities initiated in the fourth quarter of 2002 and higher selling prices in 2003 which result in higher net sales but do not result in a linear increase in SG&A expenses. This decrease was partially offset by restructuring and other charges of $13.8 million — in addition to the $9.7 million recorded in cost of products sold as noted above. These charges are generally other asset write-offs associated with exiting of certain facilities in connection with the Company’s restructuring program and additional severance and executive compensation. The decrease was also partially offset by the impact of the strengthened euro against the dollar in 2003 compared to 2002. When the euro strengthens against the dollar, selling, general and administrative expenses at the Company’s facilities in Europe are translated into dollars at a higher rate, resulting in higher dollar expenses.

Other expense — net was $9.8 million for the three-month period ended September 30, 2003, compared to $8.1 million for the same period in 2002, due primarily to higher interest expense in 2003 compared to 2002 as a result of higher interest rates under the Company’s credit agreement, as amended in December 2002.

The income tax benefit as a percentage of loss from continuing operations before income taxes and minority interests was 82.9% compared to 16.8% in the same period in 2002. The higher benefit in 2003 relates to the Company’s ability to utilize operating loss carryforwards in the United States as a result of the taxable gain on the sale of the Precious Metals business. The effective rate in 2002 is lower than the statutory rate in the United States due primarily to losses in the United States with no corresponding tax benefit.

Income from discontinued operations was $64.6 million in the third quarter of 2003 compared to $5.1 million in 2002, due primarily to the net gain on the sale of the Precious Metals business of $95.0 million ($62.7 million after-tax), partially offset by the impact of the sale of the Precious Metals business, which was sold on July 31, 2003 and therefore is included for only one month in the 2003 third quarter compared to a full three months in the 2002 third quarter.

Net income for the three-month period ended September 30, 2003 was $62.0 million, compared to a net loss of $71.2 million for the corresponding period in 2002, primarily due to the aforementioned factors.

Cobalt Group

Net sales for the three months ended September 30, 2003 were $99.9 million compared to $85.9 million for the same period in 2002, due primarily to higher metal market prices for cobalt, resulting in higher selling prices for the Company’s products. This increase was also due to an 8.6% increase in cobalt-contained sales volumes, due primarily to increased sales of products to the Japanese battery market.

Operating profit for the period was $4.0 million compared to a loss of $96.0 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $10.0 million, and the loss in 2002 includes a charge of $108.2 million to write-down inventories to the lower of cost or market. Before these charges, operating profit increased by $1.8 million due primarily to the positive impact of higher cobalt prices, partially offset by the negative impact of the euro and higher LIFO charges.

Nickel Group

Net sales for the three months ended September 30, 2003 were $140.6 million compared to $100.6 million for the same period in 2002, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by a 2.2% decline in nickel-contained sales volumes, as a result of lower feedstock availability.

Operating profit for the period was $5.7 million compared to $19.5 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $5.9 million. Before these charges, operating profit decreased by $7.9 million due primarily the negative impact of the euro, higher LIFO charges, and a longer than anticipated shut-down of the Company’s facility in Australia, all partially offset by the positive impact of higher nickel prices.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 — Continuing Operations

Net sales for the nine months ended September 30, 2003 were $655.1 million, an increase of 19.9% compared to the same period in 2002. The increase was primarily the result of higher metal market prices for cobalt and nickel, resulting in higher selling prices for the Company’s products. This increase was also due to a 9.9% increase in cobalt-contained sales volumes, partially offset by a 3.6% decline in nickel-contained sales volumes.

The following information summarizes market prices of the primary raw materials used by the Company:

	Market Price Ranges per Pound
	Nine Months Ended September 30,

	2003	2002

Cobalt - 99.3% Grade	$6.45 to $10.10	$6.13 to $8.45
Nickel	$3.28 to $4.65	$2.63 to $3.40

The following information summarizes the physical volumes of metals sold:

	Nine Months Ended September 30,		Percentage
(in thousands of pounds)	2003	2002	Change

Cobalt	15,247	13,877	9.9%
Nickel	87,044	90,292	-3.6%

Gross profit increased to $90.8 million for the nine-month period ended September 30, 2003, compared to $46.6 million for the same period in 2002. The amount in 2003 includes restructuring and other charges of $20.4 million due to changes in the Company’s operational strategy that result in lower throughput and inventory levels at certain facilities, the exit of certain facilities in connection with the Company’s restructuring program, and the discontinuation of certain product lines due to unacceptable profitability levels. The amount in 2002 includes a charge of $108.2 million to write-down of cobalt inventories to the lower of cost or market. Gross profit in 2003 compared to 2002 was negatively effected by the impact of the strengthened euro against the dollar on the Company’s manufacturing expenses in Finland; increased raw material costs; LIFO charges of $14.7 million versus a benefit of $6.1 million in 2002; a longer than anticipated shut-down of the Company’s nickel facility in Australia; and lower cobalt and nickel production volumes at the Company’s facilities in Finland. These negative effects were partially offset by the positive impact of higher cobalt and nickel prices, which results in higher gross profit dollars due to higher selling prices.

Selling, general and administrative (SG&A) expenses decreased as a percentage of sales to 12.4% in 2003 compared to 13.0% in the 2002 period. This decrease is primarily the result of cost reductions from restructuring activities initiated in the fourth quarter of 2002 and higher selling prices in 2003 which result in higher net sales but do not result in a linear increase in SG&A expenses. This decrease was partially offset by restructuring and other charges of $12.7 million — in addition to the $20.4 million recorded in cost of products sold as noted above. These charges are generally other asset write-offs associated with exiting of certain facilities in connection with the Company’s restructuring program and additional severance and executive compensation. The decrease was also partially offset by the impact of the strengthened euro against the dollar in 2003 compared to 2002.

Other expense — net was $28.9 million for the nine-month period ended September 30, 2003, compared to $11.3 million for the same period in 2002, due primarily to higher interest expense in 2003 compared to 2002 as a result of higher interest rates under the Company’s credit agreement, as amended in December 2002, and to foreign exchange gains of $5.4 million in 2002 compared to a small loss in 2003.

The income tax benefit as a percentage of loss from continuing operations before income taxes and minority interests was 67.8% compared to expense of 3.9% in the same period in 2002. The change in the Company’s effective income rate to a benefit of 67.8% for the nine months ended September 30, 2003 compared to the corresponding benefit of 25.7% for the six months ended June 30, 2003 is due primarily to the Company’s ability to utilize operating loss carryforwards in the United States as a result of the taxable gain on the sale of the Precious Metals business. The effective rate in 2002 is different than the benefit derived using the statutory rate in the United States due primarily to losses in the United States with no corresponding tax benefit.

Income from discontinued operations was $62.6 million for the nine months ended September 30, 2003 compared to $14.9 million for the corresponding period in 2002, due primarily to the net gain on the sale of the Precious Metals business, partially offset by the impact of the sale of SCM Metal Products, which was sold on April 1, 2003 and therefore is included for only three months in 2003 compared to nine months in 2002, as well as the impact of the sale of the Precious Metals business on July 31, 2003.

Net income for the nine-month period ended September 30, 2003 was $57.6 million, compared to a loss of $22.3 million for the corresponding period in 2002, primarily due to the aforementioned factors.

Cobalt Group

Net sales for the nine months ended September 30, 2003 were $279.0 million compared to $260.7 million for the same period in 2002, due primarily to higher metal market prices for cobalt, resulting in higher selling prices for the Company’s products. This increase was also due to a 9.9% increase in cobalt-contained sales volumes, due primarily to increased sales of products to the Japanese battery market.

Operating profit for the period was $16.3 million compared to a loss of $53.7 million in the 2002 period. Profit in 2003 includes restructuring and other charges of $20.2 million, and the loss in 2002 includes a charge of $108.2 million to write-down inventories to the lower of cost or market. Before these charges, operating profit decreased by $18.0 million due primarily to the negative impact of the euro and higher LIFO charges, partially offset by the positive impact of higher cobalt prices.

Nickel Group

Net sales for the nine months ended September 30, 2003 were $376.1 million compared to $285.8 million for the same period in 2002, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by a 3.6% decline in nickel-contained sales volumes, as a result of lower feedstock availability.

Operating profit for the period was $23.3 million compared to $49.7 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $8.4 million. Before these charges, operating profit decreased by $18.0 million due primarily the negative impact of the euro, higher LIFO charges, and a longer than anticipated shut-down of the Company’s facility in Australia, all partially offset by the positive impact of higher nickel prices.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2003, the Company’s net working capital decreased by $61.3 million. This decrease was primarily the result of retained liabilities for tax and employee compensation matters in connection with the sale of the Precious Metals business, which are included in Other accrued expenses; lower inventories due to reduced inventory quantities at September 30 and the 2003 restructuring and other charges; and higher accrued expenses due primarily to higher accruals for employee compensation in 2003 compared to amounts recorded at December 31, 2002. These factors were partially offset by cash provided by operations in the period of approximately $64 million; higher accounts receivable due to higher sales in the third quarter of 2003 compared to the fourth quarter of 2002, and the repayment of the current portion of long-term debt on July 31, 2003 utilizing the proceeds from the sale of the Company’s precious metal business. Capital expenditures in 2003 were $7.0 million and primarily related to ongoing projects to maintain current operating levels.

The net proceeds from the sale of the PMG business on July 31, 2003 were used to repay all of the Company’s outstanding indebtedness under its then-existing Senior credit facilities. On August 7, 2003, the Company entered into a new $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The new facility bears interest at an interest rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25%, matures in August 2006 and includes covenants that are more favorable to the Company than those in the previous Senior facility. There were no borrowings under this facility during the three months ended September 30, 2003.

On April 1, 2003, the Company completed its previously announced sale of its copper powders business — SCM Metal Products, Inc. — for cash proceeds of $65 million less expenses. The net proceeds were used to repay a portion of the Company’s outstanding indebtedness under its credit facilities. There was no gain or loss recorded on that date, as the business was written down to fair value in the fourth quarter of 2002. This business has been presented as a discontinued operation for all periods presented.

In August 2003, the Company entered into an interest rate agreement to convert the fixed interest rate on $50 million of the Company’s 9.25% Senior Subordinated Notes to a variable rate of LIBOR plus 4.10% for the period ending December 15, 2011. This interest rate swap agreement is designated as a fair value hedge.

Critical Accounting Policies

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. There has been no change in the company’s critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2002, except that policies associated with the divested Precious Metals business are no longer applicable, and effective January 1, 2003, the Company adopted SFAS No. 123, as amended by SFAS No. 148, related to stock-based employee compensation (See Note H). In addition, no new critical accounting policies have been adopted in the first nine months of 2003, except as noted above.

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

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2002 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 2003, except that risks associated with the divested Precious Metals business are no longer applicable, and risks associated with floating interest rates are no longer applicable due to the repayment of the Company’s floating rate debt in the third quarter of 2003.

Item 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries that is required to be included in the Company’s SEC filings.

However, in connection with the preparation of the condensed consolidated financial statements included in this Form 10-Q, which contain adjustments from the results reported in the Company’s press release of October 30, 2003 (as described in Note A), the Company has received a material weakness letter from its independent auditors with respect to certain internal control over financial reporting matters that, in the independent auditors’ judgment, could adversely affect the Company’s ability to record, process, summarize and report interim financial information. The Company intends to correct any identified material weaknesses in its internal control over financial reporting in the current reporting period.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 6	Exhibits and Reports on Form 8-K

EXHIBITS

(4) $150,000,000 Revolving Credit Agreement dated as of August 7, 2003 among OM Group, Inc. as the Borrower; the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager; KeyBank National Association; and LaSalle Bank National Association, as Co-Syndication Agents.

(12) Computation of Ratio of Earnings to Fixed Charges

(31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

(31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

(32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

(32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

REPORTS ON FORM 8-K

The Company furnished to the SEC a Current Report on Form 8-K, dated July 29, 2003, reporting under Item 12 the Company’s announcement of its financial results of the quarter ended June 30, 2003. In addition, as filed under Item 5 in that same Form 8-K, the Company filed Statements of Consolidated Operations of the Company on a quarterly basis for 2002 and the first six months of 2003 showing the Precious Metals business in discontinued operations.

The Company filed a Current Report on Form 8-K, dated July 31, 2003, reporting under Item 2 the completion of the Company’s sale of its Precious Metals business.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 19, 2003	OM GROUP, INC.

/s/ Thomas R. Miklich Thomas R. Miklich Chief Financial Officer (Duly authorized signatory of OM Group, Inc.)

EXHIBIT INDEX

EXHIBITS

(4) $150,000,000 Revolving Credit Agreement dated as of August 7, 2003 among OM Group, Inc. as the Borrower; the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager; KeyBank National Association; and LaSalle Bank National Association, as Co-Syndication Agents.

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