Form 10-Q/A
period 2003-03-31
OM GROUP INC
filed 2003-12-24
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$14,026	$11,650

Accounts receivable	121,150	99,632

Inventories	308,820	304,654

Other current assets	75,935	90,365

Total Current Assets	519,931	506,301

PROPERTY, PLANT AND EQUIPMENT

Land	5,437	5,420

Buildings and improvements	178,950	178,373

Machinery and equipment	497,781	507,185

Furniture and fixtures	15,809	15,822

	697,977	706,800

Less accumulated depreciation	210,196	201,571

	487,781	505,229

OTHER ASSETS

Goodwill and other intangible assets	188,872	189,178

Other assets	99,970	91,451

Assets of discontinued operations	1,045,955	1,046,977

TOTAL ASSETS	$2,342,509	$2,339,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$7,000	$6,750

Accounts payable	102,759	95,685

Other accrued expenses	59,644	53,519

Total Current Liabilities	169,403	155,954

LONG-TERM LIABILITIES

Long-term debt	1,167,800	1,187,650

Deferred income taxes	62,986	64,136

Other long-term liabilities and minority interests	61,240	64,820

Liabilities of discontinued operations	408,339	396,691

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:

Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $0.01 par value:

Authorized 60,000,000 shares; issued 28,402,163 shares in 2003 and 2002	284	284

Capital in excess of par value	490,741	490,741

Retained deficit	(24,566)	(17,943)

Treasury stock (47,359 shares in 2003 and 2002, at cost)	(2,255)	(2,255)

Accumulated other comprehensive income	11,263	2,008

Unearned compensation	(2,726)	(2,950)

Total Stockholders’ Equity	472,741	469,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,342,509	$2,339,136

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$213,787	$172,022

Cost of products sold	183,350	122,836

	30,437	49,186

Selling, general and administrative expenses	25,662	22,065

INCOME FROM OPERATIONS	4,775	27,121

OTHER INCOME (EXPENSE)

Interest expense	(10,211)	(6,687)

Foreign exchange loss	(2,461)	(299)

Investment and other income, net	433	(53)

	(12,239)	(7,039)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	(7,464)	20,082

Income tax (benefit) expense	(1,972)	8,506

Minority interests	62	(46)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,554)	11,622

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,069)	11,746

NET INCOME (LOSS)	$(6,623)	$23,368

Net income (loss) per common share — basic

Continuing operations	$(0.20)	$0.43

Discontinued operations	$(0.03)	$0.43

Net income (loss)	$(0.23)	$0.86

Net income (loss) per common share — assuming dilution

Continuing operations	$(0.20)	$0.42

Discontinued operations	$(0.03)	$0.43

Net income (loss)	$(0.23)	$0.85

Weighted average shares outstanding (000)

Basic	28,303	27,109

Assuming dilution	28,303	27,567

Dividends paid per common share	$—	$0.14

See notes to condensed Consolidated Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES

Income (loss) from continuing operations	$(5,554)	$11,622

Items not affecting cash:

Depreciation and amortization	14,927	14,028

Foreign exchange loss	2,461	299

Minority interests	62	(46)

Restructuring and other charges, less cash spent	6,664

Changes in operating assets and liabilities	(11,311)	(6,542)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,249	19,361

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net	(1,295)	(22,550)

NET CASH USED IN INVESTING ACTIVITIES	(1,295)	(22,550)

FINANCING ACTIVITIES

Payments of long-term debt	(19,600)	(225,805)

Dividend payments		(3,946)

Long-term and short-term borrowings		9,112

Proceeds from exercise of stock options		1,354

Proceeds from sale of common shares		225,805

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,600)	6,520

Cash (used in) provided by continuing operations	(13,646)	3,331
Cash provided by (used in) discontinued operations	14,453	(4,361)

Effect of exchange rate changes on cash and cash equivalents	1,569	(1,298)

Increase (decrease) in cash and cash equivalents	2,376	(2,328)

Cash and cash equivalents at beginning of period	11,650	18,681

Cash and cash equivalents at end of period	$14,026	$16,353

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

This Form 10-Q/A amends the Form 10-Q related to the first quarter of 2003 as filed by the Company on May 14, 2003 for the following matters. On July 31, 2003, the Company completed the sale of its Precious Metals business (PMG business) to Umicore for €697 million (approximately $814 million) in cash. The PMG business was comprised of the Precious Metal Chemistry and Metal Management segments, which were acquired by the Company from Degussa in August 2001. The PMG business was reported as a continuing operation in the Form 10-Q for the first quarter of 2003, as filed on May 14, 2003. In June 2003, the PMG business met the criteria for a discontinued operation under SFAS No. 144 and, accordingly, the results of the business were reclassified to discontinued operations in the Form 10-Q for the 2003 second quarter. On July 29, 2003, the Company filed a Form 8-K with Statements of Consolidated Operations for each of the quarterly periods included in the year ended December 31, 2002 and the six months ended June 30, 2003, reclassified to present the results of the PMG business as a discontinued operation for all periods. Accordingly, this Form 10-Q/A also presents the PMG business as a discontinued operation, since the quarterly results contained herein have previously been presented in such fashion in such Form 8-K

During the third quarter of 2003, the Company determined that certain restructuring and other charges of $4.7 million more appropriately relate to the first quarter of 2003, and therefore the condensed consolidated financial statements contained herein have been amended to reflect these changes.

In addition, during the fourth quarter of 2002, the Company shut down the U.S. manufacturing operations of the Fidelity electroless nickel business in Newark, New Jersey, and accounted for it as a discontinued operation. During the third quarter of 2003, the Company concluded that the revenue streams for this business have sufficiently continued through tolling arrangements with outside processors, and, accordingly, has reclassified these results to continuing operations for all periods presented in this Form 10-Q/A. The operating results of this business are summarized as follows (in millions):

	Three Months Ended March 31,

	2003	2002

Net sales	$4.4	$5.5

Operating loss(a)	(3.3)	(0.3)

                         (a) — Operating loss for the three months ended March 31, 2003 includes restructuring and other charges of $1.6 million.

Note B	Restructuring and Other Charges and Discontinued Operations

During the first quarter of 2003, the Company recorded restructuring ($4.5 million) and other ($4.7 million) charges related to continuing operations of $9.2 million. These charges, which represent the continuation of the Company’s restructuring plan that commenced in the fourth quarter of 2002, are recorded in Cost of products sold ($4.7 million) and Selling, general and administrative expenses ($4.5 million) in the Condensed Statement of Consolidated Operations.

Restructuring liabilities at December 31, 2002 related to continuing operations, charges taken in the first quarter of 2003, and amounts utilized in 2003 to date are summarized as follows (in millions):

	Number of	Workforce	Asset	Facility Exit
	Employees	Reductions	write-downs	and Other	Total

Balance at 12/31/02	68	$5.2	$0	$2.0	$7.2

Charges in 2003	11	0.7	2.2	1.6	4.5

Utilized in 2003	(74)	(2.6)	(2.2)	(1.2)	(6.0)

Balance at 3/31/03	5	$3.3	$0	$2.4	$5.7

In connection with the first quarter 2003 restructuring activities, the Company also recorded charges of $5.6 million related to discontinued operations — primarily to adjust these operations to their estimated net realizable value upon disposal.

Results of discontinued operations include the base metals businesses and facilities that were identified in 2002 as discontinued through sale or shut-down -- the SCM Metal Products business, and manufacturing facilities in St. George, Utah (tungsten reclamation/cobalt recycling) and Midland, Michigan (tungsten carbide fine powders). In addition, as discussed in Note A, the Company’s Precious Metals business, which was sold on July 31, 2003, has also been presented as a discontinued operation in the accompanying financial statements. Operating results for discontinued operations for the respective periods ended March 31, which are included in Income (Loss) from Discontinued Operations on the Condensed Statements of Consolidated Operations, are summarized as follows (in millions):

	2003	2002

Net sales	$1,135.7	$1,016.8

Operating income	17.7	26.3

Interest expense - allocated	15.1	10.9

Income tax benefit	(0.1)	—

Note C	Inventories

	March 31,	December 31,
	2003	2002

Raw materials and supplies	$147,140	$138,840

Finished goods	121,334	122,853

	268,474	261,693

LIFO reserve	40,346	42,961

Total inventories	$308,820	$304,654

Note D	Contingent Matters

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

The following table sets forth the computation of net income (loss) per common share and net income (loss) per common share — assuming dilution (shares in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$(6,623)	$23,368

Weighted average number of shares outstanding	28,303	27,109

Dilutive effect of stock options	—	458

Weighted average number of shares outstanding — assuming dilution	28,303	27,567

Net income (loss) per common share	$(0.23)	$0.86

Net income (loss) per common share — assuming dilution	$(0.23)	$0.85

Note F	Comprehensive Income

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$(6,623)	$23,368

Unrealized gain on available-for-sale securities		1,968

Foreign currency translation	9,501	4,758

Unrealized (loss) gain on cash flow hedges	(246)	3,113

Total comprehensive income	$2,632	$33,207

Note G	Stock Compensation-Adoption of SFAS No. 128

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value-based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB 25, compensation expense has been recorded for restricted stock granted to certain executive officers, but no expense was recorded for stock options granted to employees, as all options had an intrinsic value of zero on the date of grant. During 2003, the Company voluntarily adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, the recognition provisions will be applied to all employee awards granted, modified or settled after January 1, 2003. As such, net income for 2003 will include expense for stock options granted to employees in 2003; there have been no such grants during the three months ended March 31, 2003.

If the Company had previously elected to adopt the fair value provisions of SFAS No. 123 and thereby recorded compensation expense related to employee stock options, pro forma results of operations would have been as follows:

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) as reported	$(6,623)	$23,368

Add: Stock-based employee compensation expense included in net income, net of tax	224	303

Deduct: Total stock-based employee compensation expense using the fair value method for all awards, net of tax	(296)	(1,027)

Pro forma	$(6,695)	$22,644

Basic net income (loss) per share
As reported	$(0.23)	$0.86
Pro forma	$(0.24)	$0.84

Diluted net income (loss) per share
As reported	$(0.23)	$0.85
Pro forma	$(0.24)	$0.82

Note H	Income Taxes
The effective income tax rate for the three months ended March 31, 2003 was a benefit of 26.4% compared to expense of 42.4% in the same period in 2002. The lower rate in 2003 is due primarily to valuation allowances related to losses in the United States.

Note I	Subsequent Event

On April 1, 2003, in connection with its restructuring program, the Company completed the sale of its copper powders business — SCM Metal Products, Inc. — for proceeds of $65 million less expenses. The results of this business unit, which had net sales of $22 million for the three months ended March 31, 2003, are included in Loss from Discontinued Operations in the Company’s Condensed Statements of Consolidated Operations for each period.

Note J	Business Segment Information
In connection with the sale of the Precious Metals business, which was comprised of its Precious Metal Chemistry and Metal Management segments, the Company reorganized how it manages and evaluates its operations. As a result of this change, the Company has two reportable segments: the Cobalt Group and the Nickel Group. Formerly, these two segments comprised the Company’s Base Metals reportable segment under its prior organizational structure. The information for the first quarter of 2003 and the corresponding 2002 period reflected in this Form 10-Q/A has been reclassified to conform to this new segment presentation.

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

Segment financial information is as follows (in millions)

	Three Months Ended
	March 31,
	2003	2002

Net Sales
Cobalt Group	$88.5	$83.0
Nickel Group	125.3	89.0

Total Net Sales	$213.8	$172.0

Operating Profit
Cobalt Group	$3.7	$19.1
Nickel Group	9.1	14.0

Total Operating Profit	12.8	33.1
Interest expense	(10.2)	(6.7)
Corporate expenses	(8.0)	(6.0)
Foreign exchange loss and investment and other income, net	(2.0)	(0.3)

Income (loss) from continuing operations before income taxes and minority interests	$(7.4)	$20.1

Operating profit for the Cobalt Group and Nickel Group for the three months ended March 31, 2003 includes restructuring and other charges of $7.6 million and $1.6 million, respectively.

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	MARCH 31, 2003

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL
Balance Sheet Data
Assets
Current assets:
Cash and cash equivalents	$1,950	$582	$11,494		$14,026
Accounts receivable	742,953	98,850	457,600	$(1,178,253)	121,150
Inventories		38,429	270,391		308,820
Other current assets	24,624	3,939	47,372		75,935

Total current assets	769,527	141,800	786,857	(1,178,253)	519,931
Property, plant and equipment, net		48,016	439,765		487,781
Goodwill and other intangible assets	11,724	58,412	118,736		188,872
Intercompany receivables	284,369		1,150,605	(1,434,974)
Investment in subsidiaries	673,241	522,939	1,249,518	(2,445,698)
Other assets	20,468	9,959	69,543		99,970
Assets of discontinued operations		235,242	810,713		1,045,955

Total assets	$1,759,329	$1,016,368	$4,625,737	$(5,058,925)	$2,342,509

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$7,000				$7,000
Accounts payable	71,666	$399,603	$379,993	$(748,503)	102,759
Other accrued expenses	4,802	18,237	36,605		59,644

Total current liabilities	83,468	417,840	416,598	(748,503)	169,403
Long-term debt	1,167,800				1,167,800
Deferred income taxes	35,320		27,666		62,986
Minority interests and other long-term liabilities		140	61,100		61,240
Intercompany payables		407,010	1,441,991	(1,849,001)
Liabilities of discontinued operations		162,941	245,398		408,339
Stockholders’ equity	472,741	28,437	2,432,984	(2,461,421)	472,741

Total liabilities and stockholders’ equity	$1,759,329	$1,016,368	$4,625,737	$(5,058,925)	$2,342,509

	December 31, 2002

		Combined	Combined
Balance Sheet Data	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$667	$1,780	$9,203		$11,650

Accounts receivable	752,800	89,181	404,084	$(1,146,433)	99,632

Inventories		38,389	266,265		304,654

Other current assets	26,553	4,890	58,922		90,365

Total current assets	780,020	134,240	738,474	(1,146,433)	506,301

Property, plant and equipment, net		48,711	456,518		505,229

Goodwill and other intangible assets		135,503	53,675		189,178

Intercompany receivables	300,768		1,146,191	(1,446,959)

Investment in subsidiaries	655,822	522,939	1,268,535	(2,447,296)

Other assets	21,231	10,517	59,703		91,451

Assets of discontinued operations		188,261	858,716		1,046,977

Total assets	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$6,750				$6,750

Accounts payable	65,917	$384,198	$373,228	$(727,658)	95,685

Other accrued expenses	(7,681)	4,058	57,142		53,519

Total Current liabilities	64,986	388,256	430,370	(727,658)	155,954

Long-term debt	1,187,650				1,187,650

Deferred income taxes	35,320	(131)	28,947		64,136

Minority interests and other long-term liabilities		2,161	62,659		64,820

Intercompany payables		557,894	1,230,175	(1,788,069)

Liabilities of discontinued operations		73,090	323,601		396,691

Shareholder’s equity	469,885	18,901	2,506,060	(2,524,961)	469,885

Total liabilities and stockholders’ equity	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

	THREE MONTHS ENDED
	MARCH 31, 2003

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Income Statement Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		TOTAL

Net sales		$45,477	$223,193		$(54,883)	$213,787
Cost of products sold		35,732	202,501		(54,883)	183,350

		9,745	20,692			30,437
Selling, general and administrative expenses		21,002	4,660			25,662

Income (loss) from operations		(11,257)	16,032			4,775
Interest expense	$(9,494)	(5,341)	(16,486)		21,110	(10,211)
Foreign exchange gain (loss)	74	46	(2,581)			(2,461)
Investment and other income, net	5,427	551	15,565		(21,110)	433

Income (loss) from continuing operations before income taxes and minority interests	(3,993)	(16,001)	12,530			(7,464)
Income taxes		7	(1,979)			(1,972)
Minority interests			62			62

Income (loss) from continuing operations	(3,993)	(16,008)	14,447			(5,554)
Income (loss) from discontinued operations, net of tax	(14,100)	4,083	8,948			(1,069)

Net income (loss)	$(18,093)	$(11,295)	$23,395	$		$(6,623)

	THREE MONTHS ENDED
	MARCH 31, 2002

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Income Statement Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS		TOTAL

Net sales		$39,983	$178,022		$(45,983)	$172,022
Cost of products sold		24,756	144,063		(45,983)	122,836

		15,227	33,959			49,186
Selling, general and administrative expenses		13,008	9,057			22,065

Income from operations		2,219	24,902			27,121
Interest expense	$(6,130)	(3,696)	(14,861)		18,000	(6,687)
Foreign exchange gain (loss)	(205)	(222)	128			(299)
Investment and other income, net	4,617	216	13,114		(18,000)	(53)

Income (loss) from continuing operations before income taxes and minority interests	(1,718)	(1,483)	23,283			20,082
Income tax (benefit) expense	(4,375)	(740)	13,621			8,506
Minority interests			(46)			(46)

Income (loss) from continuing operations	2,657	(743)	9,708			11,622
Income (loss) from discontinued operations, net of tax	(10,200)	(985)	22,931			11,746

Net income (loss)	$(7,543)	$(1,728)	$32,639	$		$23,368

	THREE MONTHS ENDED
	MARCH 31, 2003

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Cash Flow Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net cash provided by (used in) operating activities	$20,883	$(4,432)	$(9,202)	$	$7,249

Investing activities:

Expenditures for property plant and equipment — net		(230)	(1,065)		(1,295)

Net cash used in investing activities		(230)	(1,065)		(1,295)
Financing activities:

Payments of long-term debt	(19,600)				(19,600)

Net cash used in financing activities	(19,600)				(19,600)

Cash provided by (used in) continuing operations	1,283	(4,662)	(10,267)		(13,646)
Cash provided by discontinued operations		3,464	10,989		14,453
Effect of exchange rate changes on cash and cash equivalents			1,569		1,569

Increase (decrease) in cash and cash equivalents	1,283	(1,198)	2,291		2,376

Cash and cash equivalents at beginning of the period	667	1,780	9,203		11,650

Cash and cash equivalents at end of the period	$1,950	$582	$11,494	$	$14,026

	THREE MONTHS ENDED
	MARCH 31, 2002

		COMBINED	COMBINED
	THE	GUARANTOR	NON-GUARANTOR
Cash Flow Data	COMPANY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	TOTAL

Net cash provided by operating activities	$604	$4,086	$14,671	$	$19,361

Investing activities:

Expenditures for property, plant and equipment — net		(1,747)	(20,803)		(22,550)

Net cash used in investing activities		(1,747)	(20,803)		(22,550)
Financing activities:

Payments of long-term and short-term debt	(225,805)				(225,805)

Dividend payments	(3,946)				(3,946)

Long-term and short-term borrowings	9,112				9,112

Proceeds from exercise of stock options	1,354				1,354

Proceeds from sale of common shares	225,805				225,805

Net cash provided by financing activities	6,520				6,520

Cash provided by (used in) continuing operations	7,124	2,339	(6,132)		3,331
Cash used in discontinued operations		(1,142)	(3,219)		(4,361)

Effect of exchange rate changes on cash and cash equivalents			(1,298)		(1,298)

Increase (decrease) in cash and cash equivalents	7,124	1,197	(10,649)		(2,328)

Cash and cash equivalents at beginning of the period	638	1,647	16,936		18,681

Cash and cash equivalents at end of the period	$7,762	$2,844	$5,747	$	$16,353

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 31, 2003, the Company completed the sale of its Precious Metals business (PMG business) to Umicore for €697 million (approximately $814 million) in cash. The PMG business was comprised of the Precious Metal Chemistry and Metal Management reportable segments, which were acquired by the Company from Degussa in August 2001. On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc., for cash proceeds of $65 million less costs and expenses. The PMG business and copper powders business each had been classified as a discontinued operation prior to the sale, and the accompanying financial statements for the first quarter of 2003 and the corresponding 2002 period reflect these businesses as discontinued operations. The continuing operations of the Company represent the historical base metals business and are organized into two segments: the Cobalt Group and the Nickel Group. The Nickel Group includes the results of the Company’s Fidelity electroless nickel business, which has been reclassified from discontinued operations to continuing operations during the third quarter of 2003, for all periods presented (See Note A).

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 — Continuing Operations

Net sales for the three months ended March 31, 2003 were $213.8 million, an increase of 24.3% compared to the same period in 2002. The increase was primarily the result of higher cobalt and nickel market prices resulting in higher selling prices and a 15.9% increase in cobalt sales volumes.

The following information summarizes market prices of the primary raw materials used by the Company:

	Market Price Ranges per Pound
	Three Months Ended March 31,

	2003	2002

Cobalt - 99.3% Grade	$6.45 to $8.60	$6.40 to $7.30

Nickel	$3.28 to $4.07	$2.63 to $3.03

The following information summarizes the physical volumes of cobalt and nickel products sold by the Company:

	Three Months Ended March 31,
			Percentage
(in millions of pounds)	2003	2002	Change

Cobalt	5.1	4.4	15.9%

Nickel	30.9	30.4	1.6%

Gross profit decreased to $30.4 million for the three-month period ended March 31, 2003, a 38.1% decrease compared to $49.2 million for the same period in 2002. The decrease in gross profit was primarily due to restructuring and other charges of $4.7 million in 2003; the negative impact of lower production in 2003; the negative impact of the strengthening euro against the dollar; a LIFO charge associated with the cobalt and nickel businesses; and the negative impact of the nickel salts plant operating below capacity. This decrease was partially offset by the positive impact of higher cobalt and nickel prices, which results in higher gross profit dollars due to higher selling prices.

Selling, general and administrative expenses in 2003 declined as a percentage of sales, to 12.0% in 2003 compared to 12.8% in the 2002 period. This decline was primarily the result of higher sales and cost reductions from restructuring activities initiated in the fourth quarter of 2002, partially offset restructuring and other charges of $4.5 million and the strengthening euro against the dollar.

Other expense — net was $12.2 million for the three-month period ended March 31, 2003, compared to $7.0 million for the same period in 2002, due primarily to increased interest expense as a result of higher borrowing rates under the Company’s amended credit facilities. In addition, the Company had foreign exchange losses in 2003 of $2.5 million, compared to $0.3 million in 2002.

Income taxes as a percentage of income before income taxes, minority interests and equity income were a benefit of 26.4% compared to expense of 42.4% in the same period in 2002. The lower rate in 2003 is due primarily to valuation allowances related to losses in the United States.

Loss from continuing operations for the three-month period ended March 31, 2003 was $5.6 million, compared to income of $11.6 million for the corresponding period in 2002, due to the aforementioned factors.

Loss from discontinued operations was $1.1 million compared to income of $11.7 million in 2002, due primarily to restructuring charges of $5.6 million in 2003 and higher interest expense in 2003 due to higher interest rates.

Net loss for the 2003 period was $6.6 million, compared to net income of $23.4 million for the corresponding period in 2002, due primarily to the aforementioned factors.

Cobalt Group

Net sales for the three months ended March 31, 2003 were $88.5 million compared to $83.0 million for the same period in 2002, due primarily to higher metal market prices, resulting in higher selling prices for the Company’s products and a 15.9% increase in sales volumes.

Operating profit for the period was $3.7 million compared to $19.1 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $7.6 million. Before these charges, operating profit decreased by $7.8 million due primarily to the negative impact of the euro and higher LIFO charges.

Nickel Group

Net sales for the three months ended March 31, 2003 were $125.3 million compared to $89.0 million for the same period in 2002, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products.

Operating profit for the period was $9.1 million compared to $14.0 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $1.6 million. Before these charges, operating profit decreased by $3.3 million due primarily the negative impact of the euro and higher LIFO charges.

Liquidity and Capital Resources

During the three-month period ended March 31, 2003, the Company’s net working capital increased by approximately $0.2 million due primarily to higher accounts receivable at March 31, 2003, as a result of higher sales in the first quarter of 2003 compared to the fourth quarter of 2002, partially offset by an increase in accounts payable and other accrued expenses due to timing of payments. Capital expenditures in 2003 were $1.3 million and were funded primarily through cash flow from operations.

During the three months ended March 31, 2003, the Company’s total debt balances decreased to $1.175 billion from $1.194 billion. This decrease represents cash repayments using cash flow from operations. Effective April 1, 2003, the Company completed the sale of its copper powders business — SCM Metal Products, Inc. — for cash proceeds of $65 million before expenses. The net proceeds from this disposition have been used to further reduce the Company’s bank borrowings during the second quarter of 2003.

The Company’s credit facilities include covenants that require the Company to reduce its debt in relation to total capital, and its debt in relation to earnings before interest expense, income taxes, depreciation and amortization. The Company was in compliance with its debt covenants at March 31, 2003 and believes that it will have sufficient cash generated by operations and from divestitures to meet future covenant requirements through December 31, 2003. If the Company is unable to generate sufficient cash from operations and divestitures during 2003, the Company may be in default of its credit facilities, and the bank group may choose not to provide additional funding to the Company under the credit facilities. If that were the case, the Company might not have sufficient capital to meet the needs of the business. Under the existing credit agreements, certain financial covenants become more stringent each quarter, with the most stringent covenants applicable in the first quarter of 2004. Unless the Company’s results of operations improve during the next twelve months compared to the preceding twelve months, the Company may need to renegotiate these covenants prior to March 31, 2004.

During the first quarter of 2003, as originally announced in the fourth quarter of 2002, the Company continued to explore strategic alternatives regarding a potential investor for some or all of its precious metals business.

Subsequent Events

On July 31, 2003, the Company sold its Precious Metals business to Umicore for cash proceeds of $814 million. The net proceeds from the sale of this business were used to repay all of the Company’s outstanding indebtedness under its then-existing Senior Credit Facilities. On August 7, 2003, the Company entered into a new $150 million Senior Secured Credit Facility with a group of lending institutions, containing covenants that are more favorable to the Company than those in the previous Senior Credit Facility.

Critical Accounting Policies

The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. There has been no change in the company’s critical accounting policies as disclosed in Form 10-K filed for the year ended December 31, 2002. In addition, no new critical accounting policies have been adopted since December 31, 2002, except for the adoption of SFAS No. 123, as amended by SFAS No. 148, effective January 1, 2003, related to stock-based employee compensation (See Note G).

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

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of March 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its consolidated subsidiaries that is required to be included in the Company’s SEC filings.

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

December 23, 2003	OM GROUP, INC.

/s/ Thomas R. Miklich Thomas R. Miklich Chief Financial Officer (Duly authorized signatory of OM Group, Inc.)