Form 10-Q/A
period 2003-06-30
OM GROUP INC
filed 2003-12-24
CIK 899723

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

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$19,295	$11,650

Accounts receivable	113,098	99,632

Inventories	305,838	304,654

Other current assets	69,452	90,365

Total Current Assets	507,683	506,301

PROPERTY, PLANT AND EQUIPMENT

Land	5,567	5,420

Buildings and improvements	181,049	178,373

Machinery and equipment	512,392	507,185

Furniture and fixtures	15,968	15,822

	714,976	706,800

Less accumulated depreciation	228,252	201,571

	486,724	505,229

OTHER ASSETS

Goodwill and other intangible assets	191,155	189,178

Other assets	96,477	91,451

Assets of discontinued operations	1,073,058	1,046,977

TOTAL ASSETS	$2,355,097	$2,339,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Current portion of long-term debt	$7,000	$6,750

Accounts payable	64,690	95,685

Other accrued expenses	47,292	53,519

Total Current Liabilities	118,982	155,954

LONG -TERM LIABILITIES

Long-term debt	1,145,776	1,187,650

Deferred income taxes	63,024	64,136

Minority interests and other long-term liabilities	66,220	64,820

Liabilities of discontinued operations	442,132	396,691

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value:

Authorized 2,000,000 shares; no shares issued or outstanding

Common stock, $0.01 par value:

Authorized 60,000,000 shares; issued 28,402,163 shares in 2003 and 2002	284	284

Capital in excess of par value	490,741	490,741

Retained deficit	(22,412)	(17,943)

Treasury stock (47,359 shares in 2003 and 2002, at cost)	(2,255)	(2,255)

Accumulated other comprehensive income	55,095	2,008

Unearned compensation	(2,490)	(2,950)

Total Stockholders’ Equity	518,963	469,885

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,355,097	$2,339,136

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$200,795	$187,918	$414,582	$359,940

Cost of products sold	170,261	135,624	353,611	258,460

	30,534	52,294	60,971	101,480

Selling, general and administrative expenses	21,246	20,257	46,908	42,322

INCOME FROM OPERATIONS	9,288	32,037	14,063	59,158

OTHER INCOME (EXPENSE)

Interest expense	(10,679)	(5,800)	(20,890)	(12,487)

Foreign exchange gain	3,202	6,894	741	6,595

Investment income and other, net	598	2,753	1,031	2,700

	(6,879)	3,847	(19,118)	(3,192)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTERESTS	2,409	35,884	(5,055)	55,966

Income tax expense (benefit)	675	8,328	(1,297)	16,834

Minority interests	(1,429)	25	(1,367)	(21)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,163	27,531	(2,391)	39,153

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,009)	(2,030)	(2,078)	9,716

NET INCOME (LOSS)	$2,154	$25,501	$(4,469)	$48,869

Net income (loss) per common share — basic

Continuing operations	$0.11	$0.97	$(0.09)	$1.41

Discontinued operations	(0.03)	(0.07)	(0.07)	0.35

Net income (loss)	$0.08	$0.90	$(0.16)	$1.76

Net income (loss) per common share — assuming dilution

Continuing operations	$0.11	$0.96	$(0.09)	$1.39

Discontinued operations	(0.03)	(0.07)	(0.07)	0.35

Net income (loss)	$0.08	$0.89	$(0.16)	$1.74

Weighted average shares outstanding (000)

Basic	28,306	28,253	28,304	27,696

Assuming dilution	28,308	28,706	28,305	28,151

Dividends paid per common share	$—	$0.14	$—	$0.28

See notes to condensed Consolidated Financial Statements

Part I Financial Information
Item 1 Financial Statements

OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES

(Loss) income from continuing operations	$(2,391)	$39,153

Items not affecting cash:

Depreciation and amortization	30,612	26,461

Foreign exchange gain	(741)	(6,595)

Minority interests	(1,367)	(21)

Restructuring and other charges, less cash spent	9,462

Changes in operating assets and liabilities	(41,184)	(64,057)

NET CASH USED IN OPERATING ACTIVITIES	(5,609)	(5,059)

INVESTING ACTIVITIES

Expenditures for property, plant and equipment, net	(2,280)	(41,570)

Investments in unconsolidated joint venture		(994)

NET CASH USED IN INVESTING ACTIVITIES	(2,280)	(42,564)

FINANCING ACTIVITIES

Payments of long-term debt	(41,624)	(245,851)

Dividend payments		(7,915)

Long-term borrowings		9,994

Proceeds from exercise of stock options		2,716

Proceeds from sale of common shares		225,805

NET CASH USED IN FINANCING ACTIVITIES	(41,624)	(15,251)

Cash used in continuing operations	(49,513)	(62,874)

Cash provided by discontinued operations (See Note B)	56,607	60,503

Effect of exchange rate changes on cash and cash equivalents	551	977

Increase (decrease) in cash and cash equivalents	7,645	(1,394)

Cash and cash equivalents at beginning of period	11,650	18,680

Cash and cash equivalents at end of period	$19,295	$17,286

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

This Form 10-Q/A amends the Form 10-Q related to the second quarter of 2003 as filed by the Company on August 11, 2003. During the third quarter of 2003, the Company determined that certain restructuring and other charges of $5.9 million, representing the continuation of its worldwide restructuring program that commenced in the fourth quarter of 2002, more appropriately relate to the second quarter of 2003. In addition, the Company made adjustments to charges taken during 2002 of a net $1.0 million decrease, resulting in a net second quarter charge of $4.9 million. Therefore, the condensed consolidated financial statements contained herein have been amended to reflect these changes.

In addition, during the fourth quarter of 2002, the Company shut down the U.S. manufacturing operations of the Fidelity electroless nickel business in Newark, New Jersey, and accounted for it as a discontinued operation. During the third quarter of 2003, the Company concluded that the revenue streams for this business have sufficiently continued through tolling arrangements with outside processors, and accordingly has reclassified these results to continuing operations for all periods presented in this Form 10-Q/A. The operating results of this business are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
Net sales	$4.1	$5.4	$8.5	$10.9

Operating loss(a)	(1.7)	(1.3)	(5.0)	(1.7)

(a) - Operating loss for the three and six months ended June 30, 2003 includes restructuring and other charges of $0.9 million and $2.5 million, respectively.

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

Operating results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$937.8	$1,073.7	$2,073.1	$2,090.4
Operating income	23.2	22.9	40.9	47.8
Interest expense — allocated	14.0	12.5	29.1	23.4
Income taxes	2.7	2.0	2.7	2.0

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

The assets and liabilities of these businesses, which have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations in the Consolidated Balance Sheet, consist of the following (in millions):

	June 30,	December 31,
	2003	2002

Current assets	$871.1	$816.8
Property, plant and equipment	180.8	187.8
Other long-term assets	21.2	42.3

Total assets of discontinued operations	$1,073.1	$1,046.9

Current liabilities, including accounts payable and other accrued expenses	$254.3	$272.2
Long-term liabilities	187.8	124.5

Total liabilities of discontinued operations	$442.1	$396.7

Current assets include primarily accounts receivable and inventories.

Note C	Restructuring and Other Charges

During the three months ended June 30, 2003, the Company recorded restructuring ($3.0 million) and other ($2.9 million) charges relating to its continuing operations of $5.9 million, representing the continuation of its worldwide restructuring program that commenced in the fourth quarter of 2002. In addition, the Company made adjustments to charges taken during 2002 of a net $1.0 million decrease, resulting in a net second quarter charge of $4.9 million. The net charges are included in both Cost of products sold ($5.9 million) and Selling, general and administrative expenses (net credit of $1.0 million) in the Condensed Statements of Consolidated Operations.

The $5.9 million of charges related to the current period are asset impairments and facility exit costs, including inventory write-downs in connection with reduced inventory levels at certain operating facilities.

Restructuring liabilities for continuing operations at December 31, 2002, charges taken in 2003, and amounts utilized in 2003 to date are summarized as follows (in millions):

	Number of	Workforce		Facility Exit
	Employees	Reductions	Asset write-downs	and Other	Total

Balance at 12/31/02	68	$5.2	$0	$2.0	$7.2

Adjustments to amounts recorded in 2002:

Increase		1.4			1.4

Decrease			(2.4)		(2.4)

Charges in first quarter 2003	11	0.7	2.2	1.6	4.5

Charges in second quarter 2003			3.0		3.0

Utilized in 2003	(74)	(2.6)	(2.8)	(1.4)	(6.8)

Balance at 6/30/03	5	$4.7	$0	$2.2	$6.9

Note D	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2003	2002

Raw materials and supplies	$144,303	$138,840

Finished goods	124,996	122,853

	269,299	261,693

LIFO reserve	36,539	42,961

Total inventories	$305,838	$304,654

Note E	Contingent Matters

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

The following table sets forth the computation of net income (loss) per common share and net income (loss) per common share — assuming dilution (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$2,154	$25,501	$(4,469)	$48,869

Weighted average number of shares outstanding	28,306	28,253	28,304	27,696

Dilutive effect of stock-based compensation	2	453	1	455

Weighted average number of shares outstanding – assuming dilution	28,308	28,706	28,305	28,151

Net income (loss) per common share	$0.08	$0.90	$(0.16)	$1.76

Net income (loss) per common share – assuming dilution	$0.08	$0.89	$(0.16)	$1.74

Note G	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
Net income (loss)	$2,154	$25,501	$(4,469)	$48,869

Unrealized loss on available-for-sale securities		(2,869)		(901)

Foreign currency translation	42,164	4,363	51,665	9,121

Unrealized gain on cash flow hedges	578	1,233	332	4,346

Additional minimum pension liability	1,090		1,090

Total comprehensive income	$45,986	$28,228	$48,618	$61,435

Note H	Stock Compensation — Adoption of SFAS No. 148

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

If the Company had previously elected to adopt the fair value provisions of SFAS No. 123 and thereby recorded compensation expense related to employee stock options, pro forma results of operations would have been as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$2,154	$25,501	$(4,469)	$48,869

Add: Stock-based employee compensation expense included in net income, net of tax	236	951	460	1,254

Deduct: Total stock-based employee compensation expense using the fair value method for all awards, net of tax	(282)	(1,816)	(578)	(2,843)

Pro forma	$2,108	$24,636	$(4,587)	$47,280

Basic net income (loss) per share

As reported	$0.08	$0.90	$(0.16)	$1.76

Pro forma	$0.07	$0.87	$(0.16)	$1.71

Diluted net income (loss) per share

As reported	$0.08	$0.89	$(0.16)	$1.74

Pro forma	$0.07	$0.86	$(0.16)	$1.68

Note I	Income Taxes

Income taxes as a percentage of income from continuing operations before income taxes and minority interests for the six months ended June 30, 2003 were a benefit of 25.7% compared to expense of 30.1% in the same period in 2002. These effective rates are lower than the statutory rate in the United States due primarily to significant income earned each period in Malaysia, where the Company has a tax holiday, and the allocation of a portion of interest expense in the United States to discontinued operations, which effectively shifted a portion of the U.S. net operating loss without a corresponding tax benefit to discontinued operations. The lower rate in 2003 compared to 2002 is due primarily to higher earnings in the tax holiday country of Malaysia.

Note J	Business Segment Information

In connection with the sale of the Precious Metals business, which was comprised of its Precious Metal Chemistry and Metal Management segments, the Company reorganized how it manages and evaluates its operations. As a result of this change, the Company has two reportable segments: the Cobalt Group and the Nickel Group. Formerly, these two segments comprised the Company’s Base Metals reportable segment under its prior organizational structure. The information for the second quarter of 2003 and prior periods reflected in this Form 10-Q/A has been reclassified to conform to this new segment presentation.

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

Segment financial information is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net Sales
Cobalt Group	$90.6	$91.9	$179.1	$174.9
Nickel Group	110.2	96.0	235.5	185.0

Total Net Sales	$200.8	$187.9	$414.6	$359.9

Operating Profit
Cobalt Group	$8.7	$23.2	$12.4	$42.3
Nickel Group	8.5	16.2	17.6	30.2

Total Operating Profit	17.2	39.4	30.0	72.5
Interest expense	(10.7)	(5.8)	(20.9)	(12.5)
Corporate expenses	(7.9)	(7.3)	(15.9)	(13.3)
Foreign exchange gain and investment and other income, net	3.8	9.6	1.8	9.3

Income (loss) from continuing operations before income taxes and minority interests	$2.4	$35.9	$(5.0)	$56.0

Cobalt Group operating profit for the three months and six months ended June 30, 2003 includes restructuring and other charges of $2.6 million and $10.2 million, respectively. Nickel Group operating profit for the three months and six months ended June 30, 2003 includes restructuring and other charges of $0.9 million and $2.5 million, respectively. Corporate expenses for the three months and six months ended June 30, 2003 include restructuring and other charges of $1.4 million.

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	June 30, 2003

		Combined	Combined
	The	Guarantor	Non-Guarantor
Balance Sheet Data	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash	$2,003	$2,398	$14,894		$19,295

Accounts receivable	731,220	80,531	431,005	$(1,129,658)	113,098

Inventories		34,756	271,082		305,838

Other current assets	18,572	3,833	47,047		69,452

Total current assets	751,795	121,518	764,028	(1,129,658)	507,683

Property, plant and equipment, net		47,936	438,788		486,724

Goodwill and other intangible assets	75,830	59,521	55,804		191,155

Intercompany receivables	188,604	23,400	1,154,524	(1,366,528)

Investment in subsidiaries	712,486	360,631	1,443,640	(2,516,757)

Other assets	25,584	7,914	62,979		96,477

Assets of discontinued operations		94,683	978,375		1,073,058

Total assets	$1,754,299	$715,603	$4,898,138	$(5,012,943)	$2,355,097

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$7,000				$7,000

Accounts payable	40,881	$351,788	$403,516	$(731,495)	64,690

Other accrued expenses	(3,782)	15,490	35,584		47,292

Total current liabilities	44,099	367,278	439,100	(731,495)	118,982

Long-term debt	1,145,776				1,145,776

Deferred income taxes	35,297		27,727		63,024

Minority interests and other long-term liabilities	10,164	(9,690)	65,746		66,220

Intercompany payables		407,729	1,341,600	(1,749,329)

Liabilities of discontinued operations		50,218	391,914		442,132

Stockholders’ equity	518,963	(99,932)	2,632,051	(2,532,119)	518,963

Total liabilities and stockholders’ equity	$1,754,299	$715,603	$4,898,138	$(5,012,943)	$2,355,097

	December 31, 2002

		Combined	Combined
Balance Sheet Data	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:

Cash and cash equivalents	$667	$1,780	$9,203		$11,650

Accounts receivable	752,800	89,181	404,084	$(1,146,433)	99,632

Inventories		38,389	266,265		304,654

Other current assets	26,553	4,890	58,922		90,365

Total current assets	780,020	134,240	738,474	(1,146,433)	506,301

Property, plant and equipment, net		48,711	456,518		505,229

Goodwill and other intangible assets		135,503	53,675		189,178

Intercompany receivables	300,768		1,146,191	(1,446,959)

Investment in subsidiaries	655,822	522,939	1,268,535	(2,447,296)

Other assets	21,231	10,517	59,703		91,451

Assets of discontinued operations		188,261	858,716		1,046,977

Total assets	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

Liabilities and stockholders’ equity

Current liabilities:

Current portion of long-term debt	$6,750				$6,750

Accounts payable	65,917	$384,198	$373,228	$(727,658)	95,685

Other accrued expenses	(7,681)	4,058	57,142		53,519

Total Current liabilities	64,986	388,256	430,370	(727,658)	155,954

Long-term debt	1,187,650				1,187,650

Deferred income taxes	35,320	(131)	28,947		64,136

Minority interests and other long-term liabilities		2,161	62,659		64,820

Intercompany payables		557,894	1,230,175	(1,788,069)

Liabilities of discontinued operations		73,090	323,601		396,691

Shareholder’s equity	469,885	18,901	2,506,060	(2,524,961)	469,885

Total liabilities and stockholders’ equity	$1,757,841	$1,040,171	$4,581,812	$(5,040,688)	$2,339,136

	Three Months Ended June 30, 2003

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$41,028	$219,488	$(59,721)	$200,795

Cost of products sold		29,936	200,046	(59,721)	170,261

		11,092	19,442		30,534

Selling, general and administrative expenses		11,671	9,575		21,246

Income from operations		(579)	9,867		9,288

Interest expense	$(8,655)	(45)	(20,555)	18,576	(10,679)

Foreign exchange gain (loss)	450	(54)	2,806		3,202

Investment income and other, net	4,866	(172)	14,480	(18,576)	598

Income (loss) from continuing operations before income taxes and minority interests	(3,339)	(850)	6,598		2,409

Income taxes			675		675

Minority interests			(1,429)		(1,429)

Income (loss) from continuing operations	(3,339)	(850)	7,352		3,163

Income (loss) from discontinued operations	(14,004)	(6,724)	19,719		(1,009)

Net income (loss)	$(17,343)	$(7,574)	$27,071		$2,154

	Three Months Ended June 30, 2002

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$42,237	$207,417	$(61,736)	$187,918

Cost of products sold		30,076	167,284	(61,736)	135,624

		12,161	40,133		52,294

Selling, general and administrative expenses		10,935	9,322		20,257

Income from operations		1,226	30,811		32,037

Interest expense	$(5,928)	(3,466)	(11,771)	15,365	(5,800)

Foreign exchange gain (loss)	717	(543)	6,720		6,894

Investment income and other, net	3,547	(124)	14,695	(15,365)	2,753

Income (loss) from continuing operations before income
taxes and minority interests	(1,664)	(2,907)	40,455		35,884

Income tax (benefit) expense	(2,419)	(1,156)	11,903		8,328

Minority interests			25		25

Income (loss) from continuing operations	755	(1,751)	28,527		27,531

Income (loss) from discontinued operations	(11,700)	(948)	10,618		(2,030)

Net income (loss)	$(10,945)	$(2,699)	$39,145		$25,501

	Six Months Ended June 30, 2003

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$86,505	$442,681	$(114,604)	$414,582

Cost of products sold		65,668	402,547	(114,604)	353,611

		20,837	40,134		60,971

Selling, general and administrative expenses		32,673	14,235		46,908

Income (loss) from operations		(11,836)	25,899		14,063

Interest expense	$(18,149)	(5,386)	(37,041)	39,686	(20,890)

Foreign exchange gain (loss)	524	(8)	225		741

Investment income and other, net	10,293	379	30,045	(39,686)	1,031

Income (loss) from continuing operations before income
taxes and minority interests	(7,332)	(16,851)	19,128		(5,055)

Income tax expense (benefit)		7	(1,304)		(1,297)

Minority interests			(1,367)		(1,367)

Income (loss) from continuing operations	(7,332)	(16,858)	21,799		(2,391)

Income (loss) from discontinued operations	(28,100)	(2,641)	28,663		(2,078)

Net income (loss)	$(35,432)	$(19,499)	$50,462		$(4,469)

	Six Months Ended June 30, 2002

		Combined	Combined
Income Statement Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales		$82,220	$385,439	$(107,719)	$359,940

Cost of products sold		54,832	311,347	(107,719)	258,460

		27,388	74,092		101,480

Selling, general and administrative expenses		23,943	18,379		42,322

Income from operations		3,445	55,713		59,158

Interest expense	$(12,058)	(7,162)	(26,632)	33,365	(12,487)

Foreign exchange gain (loss)	513	(764)	6,846		6,595

Investment income and other, net	8,164	92	27,809	(33,365)	2,700

Income (loss) from continuing operations before income
taxes and minority interests	(3,381)	(4,389)	63,736		55,966

Income tax (benefit) expense	(6,794)	(1,896)	25,524		16,834

Minority interests		—	(21)		(21)

Income (loss) from continuing operations	3,413	(2,493)	38,233		39,153

Income (loss) from discontinued operations	(21,900)	(1,933)	33,549		9,716

Net income (loss)	$(18,487)	$(4,426)	$71,782		$48,869

	Six Months Ended June 30, 2003

		Combined	Combined
Cash Flow Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$42,960	$(7,443)	$(41,126)	$	$(5,609)

Investing activities:

Expenditures for property, plant and equipment, net		(704)	(1,576)		(2,280)

Net cash used in investing activities		(704)	(1,576)		(2,280)

Financing activities:

Payments of long-term debt	(41,624)				(41,624)

Net cash used in financing activities	(41,624)				(41,624)

Cash provided by (used in) continuing operations	1,336	(8,147)	(42,702)		(49,513)

Cash provided by discontinued operations		8,765	47,842		56,607

Effect of exchange rate changes on cash and cash equivalents			551		551

Increase in cash and cash equivalents	1,336	618	5,691		7,645

Cash and cash equivalents at beginning of the period	667	1,780	9,203		11,650

Cash and cash equivalents at end of the period	$2,003	$2,398	$14,894		$19,295

		Six Months Ended June 30, 2002

		Combined	Combined
Cash Flow Data	The	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used in) operating activities	$15,694	$3,142	$(23,895)		$(5,059)

Investing activities:

Expenditures for property, plant and equipment, net		(1,179)	(40,391)		(41,570)

Investments in unconsolidated joint venture			(994)		(994)

Net cash used in investing activities		(1,179)	(41,385)		(42,564)

Financing activities:

Payments of long-term debt	(245,839)	(12)			(245,851)

Dividend payments	(7,915)				(7,915)

Long-term borrowings	9,994				9,994

Proceeds from exercise of stock options	2,716				2,716

Issuance of common stock	225,805				225,805

Net cash used in financing activities	(15,239)	(12)			(15,251)

Cash provided by (used in) continuing operations	455	1,951	(65,280)		(62,874)

Cash (used in) provided by discontinued operations		(1,380)	61,883		60,503

Effect of exchange rate changes on cash and cash equivalents			977		977

Increase (decrease) in cash and cash equivalents	455	571	(2,420)		(1,394)

Cash and cash equivalents at beginning of the period	638	1,475	16,567		18,680

Cash and cash equivalents at end of the period	$1,093	$2,046	$14,147		$17,286

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 31, 2003, the Company completed the sale of its Precious Metals business (PMG business) to Umicore for €697 million (approximately $814 million) in cash. The PMG business was comprised of the Precious Metal Chemistry and Metal Management reportable segments, which were acquired by the Company from Degussa in August 2001. On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc., for cash proceeds of $65 million less costs and expenses. The PMG business and copper powders business each had been classified as a discontinued operation prior to the sale, and the accompanying financial statements for the second quarter of 2003 and prior periods have been restated, where applicable, to reflect these businesses as discontinued operations. The continuing operations of the Company represent the historical base metals business and are organized into two segments: the Cobalt Group and the Nickel Group. The Nickel Group includes the results of the Company’s Fidelity electroless nickel business, which has been reclassified from discontinued operations to continuing operations during the third quarter of 2003, for all periods presented (See Note A).

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net sales for the three months ended June 30, 2003 were $200.8 million, an increase of 6.9% compared to the same period in 2002. The increase was the result of higher metal market prices for cobalt and nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by lower metal-contained sales volumes, due primarily to lower nickel volumes for the quarter.

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

Gross profit decreased to $30.5 million, or 15.2% of net sales, for the three month period ended June 30, 2003, a 41.6% decrease compared to $52.3 million, or 27.8% of net sales, for the same period in 2002. The decrease in gross profit was primarily due to restructuring and other charges of $5.9 million; the negative impact of the strengthened euro against the dollar on the Company’s manufacturing expenses in Finland; increased raw material costs; LIFO charges in 2003 compared to benefits in 2002; and lower nickel production volumes at the Company’s facility in Harjavalta, Finland due to a planned maintenance shut-down. The effects were partially offset by the positive impact of higher cobalt and nickel prices.

Selling, general and administrative expenses in 2003 decreased as a percentage of sales, to 10.6% in 2003 compared to 10.8% in the 2002 period. This decrease is primarily the result of cost reductions from restructuring activities initiated in the fourth quarter of 2002, partially offset by the impact of the strengthened euro against the dollar in 2003 compared to 2002. When the euro strengthens against the dollar, selling, general and administrative expenses at the Company’s facilities in Europe are translated into dollars at a higher rate, resulting in higher dollar expenses.

Other expense — net was $6.9 million for the three-month period ended June 30, 2003, compared to income of $3.8 million for the same period in 2002, due primarily to higher interest expense in 2003 compared to 2002 as a result of higher interest rates under the Company’s December 2002 credit agreement and higher average outstanding borrowings, and smaller foreign exchange gains in 2003 ($3.2 million) compared to 2002 ($6.9 million).

Income taxes as a percentage of income from continuing operations before income taxes and minority interests were 28.0% compared to 23.2% in the same period in 2002. These effective rates are lower than the statutory rate in the United States due primarily to significant income earned each period in Malaysia, where the Company has a tax holiday, and the allocation of a portion of interest expense in the United States to discontinued operations, which effectively shifted a portion of the U.S. net operating loss without a corresponding tax benefit to discontinued operations.

Loss from discontinued operations was $1.0 million in 2003 compared to $2.0 million in 2002. The improvement is due primarily to the closure of certain unprofitable operations as of December 31, 2002, partially offset by higher interest expense as a result of higher interest rates in the current year period.

Net income for the three-month period ended June 30, 2003 was $2.2 million, compared to $25.5 million for the corresponding period in 2002, due primarily to the aforementioned factors.

Cobalt Group

Net sales for the three months ended June 30, 2003 decreased to $90.6 million compared to $91.9 million for the same period in 2002. The decrease is primarily due to changes in product mix, partially offset by higher volumes and metal pricing.

Operating profit for the period was $8.7 million compared to $23.2 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $2.6 million. Before these charges, operating profit decreased by $11.9 million due primarily to the negative impact of the euro and higher LIFO charges.

Nickel Group

Net sales for the three months ended June 30, 2003 were $110.2 million compared to $96.0 million for the same period in 2002, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by a 10.3% decline in nickel-contained sales volumes.

Operating profit for the period was $8.5 million compared to $16.2 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $0.9 million. Before these charges, operating profit decreased by $6.8 million due primarily the negative impact of the euro, higher LIFO charges, and higher cost raw material feedstocks.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2003 were $414.6 million, an increase of 15.2% compared to the same period in 2002. The increase was the result of higher metal market prices for cobalt and nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by lower metal-contained sales volumes, due primarily to lower nickel volumes for the period.

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

Gross profit decreased to $61.0 million, or 14.7% of net sales, for the six-month period ended June 30, 2003, a 39.9% decrease compared to $101.5 million, or 28.2% of net sales, for the same period in 2002. The decrease in gross profit was primarily due to restructuring and other charges of $10.6 million; the negative impact of the strengthened euro against the dollar on the Company’s manufacturing expenses in Finland; LIFO charges in 2003 compared to benefits in 2002; and lower nickel production volumes at the Company’s facility in Harjavalta, Finland due to a planned maintenance shut-down. The effects were partially offset by the positive impact of higher cobalt and nickel prices and healthy demand in certain key end-markets.

Selling, general and administrative expenses in 2003 decreased to 11.3% of sales compared to 11.8% in the 2002 period. The decrease was due primarily to cost reductions from restructuring activities initiated in the fourth quarter of 2002 primarily offset by restructuring and other charges of $3.5 million in 2003 and the impact of the strengthened euro against the dollar in 2003 compared to 2002.

Other expense — net was $19.1 million for the six-month period ended June 30, 2003, compared to $3.2 million for the same period in 2002, due primarily to higher interest expense in 2003 compared to 2002 as a result of higher interest rates under the Company’s December 2002 credit agreement and higher average outstanding borrowings, and smaller foreign exchange gains in 2003 ($0.7 million) compared to 2002 ($6.6 million).

Income taxes as a percentage of income from continuing operations before income taxes and minority interests were a benefit of 25.7% compared to expense of 30.1% in the same period in 2002. These effective rates are lower than the statutory rate in the United States due primarily to significant income earned each period in Malaysia, where the Company has a tax holiday, and the allocation of a portion of interest expense in the United States to discontinued operations, which effectively shifted a portion of the U.S. net operating loss without a corresponding tax benefit to discontinued operations. The lower rate in 2003 compared to 2002 is due primarily to higher earnings in the tax holiday country of Malaysia.

Loss from discontinued operations, net of income taxes was $2.1 million in 2003 compared to income of $9.7 million in 2002, due primarily to restructuring changes taken in 2003 and higher interest expense as a result of higher interest rates.

Net loss for the six-month period ended June 30, 2003 was $4.5 million, compared to net income of $48.9 million for the corresponding period in 2002, due primarily to the aforementioned factors.

Cobalt Group

Net sales for the six months ended June 30, 2003 were $179.1 million compared to $174.9 million for the same period in 2002, due primarily to higher metal market prices for cobalt, resulting in higher selling prices for the Company’s products. This increase was also due to an 11.1% increase in cobalt-contained sales volumes.

Operating profit for the period was $12.4 million compared to $42.3 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $10.2 million. Before these charges, operating profit decreased by $19.7 million due primarily to the negative impact of the euro and higher LIFO charges.

Nickel Group

Net sales for the six months ended June 30, 2003 were $235.5 million compared to $185.0 million for the same period in 2002, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by a 4.2% decline in nickel-contained sales volumes.

Operating profit for the period was $17.6 million compared to $30.2 million in the 2002 period. The amount in 2003 includes restructuring and other charges of $2.5 million. Before these charges, operating profit decreased by $10.1 million due primarily the negative impact of the euro and higher LIFO charges.

Liquidity and Capital Resources

During the six-month period ended June 30, 2003, the Company’s net working capital increased by approximately $38.4 million. This increase was primarily the result of a decrease in accounts payable of $31.0 million due to prepayments made by the Company for certain raw materials during the quarter, and an increase in accounts receivable of $13.5 million due to higher sales in the second quarter of 2003 compared to the fourth quarter of 2002. Capital expenditures in 2003 were $2.3 million and primarily related to ongoing projects to maintain current operating levels.

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

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2002 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2003.

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