Form 10-K
period 2003-12-31
OM GROUP INC
filed 2005-03-31
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission file number 001-12515
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1736882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio	44114-1221
(Address of principal executive offices)	(Zip Code)
216-781-0083
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
  Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐
  The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2004 and June 30, 2003 was approximately $940 million and $418 million, respectively.
  As of December 31, 2004 there were 28,480,073 shares of Common Stock, par value $.01 per share, outstanding.

PART I
Item 1. Business
General
The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 1,500 different product offerings to approximately 3,300 customers in over 30 industries. The Company operates in two business segments — Cobalt and Nickel.
The Cobalt segment includes products manufactured using cobalt and other metals including copper, zinc, manganese and calcium. The Nickel segment includes nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes.
The Company’s business is critically connected to both the price and availability of raw materials. The primary raw materials used by the Company are cobalt and nickel, and the cost of these raw materials fluctuates due to actual or perceived changes in supply and demand, changes in cobalt and nickel reference prices and changes in availability from suppliers. Fluctuations in the prices of cobalt and nickel have been significant in the past and the Company believes that cobalt and nickel price fluctuations are likely to continue in the future. The Company attempts to mitigate changes in prices and availability by maintaining adequate inventory levels and long-term supply relationships with a variety of producers. Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company principally depends on the Company’s ability to maintain the differential between its product prices and product costs. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value, or result in a reduction in its gross profit from historical levels.
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, in periods when certain currencies (particularly the euro) strengthen against the U.S. dollar, the Company’s results of operations are negatively impacted. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products provided by the Company in foreign markets where payments for its products are made in local currency. Accordingly, fluctuations in currency prices may affect the Company’s operating results.
Accounting Issues
This 2003 Annual Report on Form 10-K includes restated consolidated financial statements for the years ended December 31, 2002 and 2001, restated financial information for the years ended December 31, 2000 and 1999, and restated financial information for each of the quarterly periods in 2002, and the first three quarterly periods in 2003. In addition, retained earnings as of January 1, 1999, has been restated for adjustments related to years prior to 1999. The restatement initially arose as the result of an independent investigation conducted by the Company’s audit committee of the board of directors, which commenced in December 2003. The investigation was conducted with the assistance of independent counsel and forensic accountants, and involved an extensive examination of the Company’s systems and procedures for reporting and valuing inventory and certain other accounts. It also included a review of accounting records, documentation and e-mail communications, as well as interviews with numerous current and former employees.
As a result of the investigation, the audit committee determined that certain accounting entries to inventory and other accounts were improperly recorded for a number of years, resulting in overstatements of net income for 2001, 2000 and 1999 and understatements of net income in 2003 and 2002. The impact of these accounting entries is summarized in Note B to the consolidated financial statements contained in Item 8 of this Annual Report. These accounting entries were made or directed to be made by certain former Corporate accounting personnel as part of the financial statement close process, after financial results were submitted to Corporate from the operating units (“top-side adjustments”). As a result of the investigation, the Company has concluded that many of these top-side adjustments were not proper and had to be corrected, and all such corrections are reflected in this Form 10-K. The Company is cooperating with the SEC’s Division of Enforcement in its review of the findings of the audit committee with respect to evidence of accounting irregularities by former employees. The audit committee investigation concluded there was no evidence of wrongdoing by current employees.
In connection with the restatement process, including expanded audit procedures at a number of locations worldwide, additional adjustments were identified. These adjustments are described in Note B to the consolidated financial statements contained in Item 8 of this Annual Report under the caption “Adjustments Resulting From Procedures Subsequent to the Audit Committee Investigation.”
In late 2003 and throughout the first nine months of 2004, the Company addressed comments from the SEC’s Division of Corporation Finance on periodic reports previously filed with the SEC. One of these comments challenged the Company’s methodology used to compute the lower of cost or market value of its inventory. As a result of this process, the Company revised its methodology to base its lower of cost or market computations using end of period market prices (as opposed to projected market prices), resulting in adjustments to amounts previously reported. The impact of this revision is included in Note B to the consolidated financial statements contained in Item 8 of this Annual Report under the description “Lower of Cost or Market Adjustments.”
In the fourth quarter of 2003, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for its continuing operations. All prior period consolidated financial statements and financial information included in this Form 10-K have been adjusted to reflect this change in accounting principle. The Company concluded that the FIFO method is preferable in its circumstances due to a number of factors, including the high degree of volatility of prices of cobalt and nickel — the Company’s primary raw materials. Given this volatility, the change to FIFO will result in a more meaningful measure of inventory stated at current cost. The change to FIFO increased/(decreased) net income by $14.3 million, or $0.50 per diluted share in 2003; $(5.9 million), or $(0.21) per diluted share in 2002; and $12.7 million, or $0.53 per diluted share in 2001. The change to FIFO reduced retained earnings at January 1, 2001 by $51.7 million. The impact of this change is summarized in Note C to the consolidated financial statements contained in Item 8 of this Annual Report.
Dispositions and Restructuring
On July 31, 2003, the Company completed the sale of its Precious Metals Group (PMG) for approximately $814 million in cash. The Company recorded a gain of $145.9 million ($131.7 million after-tax) on the sale of this business. This business was comprised of the Company’s former Precious Metal Chemistry and Metal Management reportable segments, which were acquired in August 2001. The PMG business first qualified as a discontinued operation in the second quarter of 2003; all prior periods have been reclassified to reflect this business as a discontinued operation. The net proceeds from the sale of the PMG business were used to repay the remaining indebtedness outstanding under the then-existing senior credit facilities.
On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (SCM) for $63.7 million. The net proceeds were used to repay a portion of the Company’s indebtedness outstanding under its credit facilities. There was no gain or loss recorded on the sale as this business was written-

down by $2.6 million to its fair value in 2002. This business has been presented as a discontinued operation for all periods presented.
As a part of the restatement, the restructuring charges originally recorded in 2002 and 2003 have been revised. All references to these charges in this Form 10-K are as restated unless otherwise indicated.
During 2003, the Company recorded restructuring charges of $20.0 million related to its continuing operations, and an additional $5.6 million related to its discontinued operations, to complete its restructuring program that commenced in the fourth quarter of 2002. The primary objectives of the restructuring plan were to de-leverage the balance sheet, focus on cash generation and restore profitability in certain of the Company’s core businesses that were impacted by the weak economy as well as a sustained decline in the market price of cobalt through the third quarter of 2003. Specific actions taken in 2003 to accomplish these objectives included closure of the manufacturing facility in Thailand, closure of an administrative office in the United States, relocation of the corporate headquarters, disposal of a corporate aircraft, additional headcount reductions, and certain additional asset write-offs.
During the fourth quarter of 2002, the Company recorded restructuring and other charges related to its continuing operations of $82.5 million and an additional $73.5 million related to its discontinued operations. Specific actions taken in 2002 included development of plans to sell certain non-core businesses; closure of certain non-core facilities; headcount reductions; review and renegotiation of certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; liquidation of certain inventories; reduction of base metal inventory levels and production; a decision to discontinue funding a nickel venture in Indonesia; and a re-alignment of the management team.
Products
The Company develops, processes, manufactures and markets specialty chemicals, powders and related products from various base metals, primarily cobalt and nickel. The Company’s products leverage the Company’s production capabilities and bring value to its customers through superior product performance. Typically, the Company’s products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. The products frequently are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. These products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes.

The following table sets forth key applications for the Company’s products:

Applications	Metals Used	Product Attributes

Stainless Steel	Nickel	Improves rust resistance in demanding applications; improves corrosion resistance in aggressive high temperatures or corrosive environments
Rechargeable Batteries	Cobalt, Nickel	Improves the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electric vehicles
Coatings and paints	Cobalt, Manganese, Calcium, Zirconium, Aluminum	Promotes faster drying in such products as house paints (exterior and interior) and industrial and marine coatings
Printing Inks	Cobalt, Manganese	Promotes faster drying in various printing inks
Tires	Cobalt	Promotes bonding of metal-to-rubber in radial tires
Construction Equipment and Cutting Tools	Cobalt	Strengthens and adds durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying
Petrochemical Refining	Cobalt, Nickel	Reduces sulfur dioxide and nitrogen emissions
Ceramics and Glassware	Cobalt, Nickel	Provides color for pigments, earthenware and glass and facilitates adhesion of porcelain to metal
Polyester Resins	Cobalt, Copper, Zinc	Accelerates the curing of polyester resins found in reinforced fiberglass boats, storage tanks, bathrooms, sports equipment, automobile and truck components
Memory Disks	Nickel	Enhances information storage on disks for computers
Financial information, including reportable segment and geographic data, is contained in Note S to the consolidated financial statements contained in Item 8 of this Annual Report.
Competition
The Company encounters a variety of competitors in each of its product lines, but no single company competes with the Company across all of its existing product lines. The Company believes that its focus on metal-based specialty chemicals and related materials as a core business and backward raw material integration is an important competitive advantage. The Company believes that during 2003 it was the largest refiner of cobalt and producer of cobalt-based specialties in the world and was the sixth largest refiner of primary nickel and the largest producer of electroless nickel plating chemistry. Competition in these markets is based primarily on product quality, supply reliability, price, service and technical support capabilities. The markets in which the Company participates have historically been competitive and this environment is expected to continue.
Customers
The Company serves approximately 3,300 customers. During 2003, approximately 51% of the Company’s net sales were in Europe, 26% in the Americas and 23% in Asia-Pacific. Sales to two customers in the Nickel segment were approximately 34% of Nickel’s net sales in 2003 and the loss of both of these customers would have a material adverse effect upon the segment. One of those customers, Glencore AG, represented approximately 13% of the Company’s net sales in 2003. Sales to two battery customers in the Cobalt segment were approximately 14% of Cobalt’s net sales in 2003. Overall, sales to the battery sector grew from 15% of segment revenue in 2002 to 28% of segment revenue in 2003.
While customer demand for the Company’s products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company’s products, generating short-term results that may not be indicative of longer-term trends.

Historically, revenues during July and August have been lower than other months due to the summer holiday season in Europe. Furthermore, the Company uses the summer season as the appropriate time to perform its annual maintenance shut-down for both of its refineries in Finland.
Raw Materials
The primary raw materials used by the Company in manufacturing its products are unrefined cobalt and nickel. Cobalt raw materials include ore, concentrate, slag and scrap. Nickel raw materials include concentrates, ore, intermediate, secondaries, scrap and matte. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt and nickel reference prices and changes in availability from suppliers.
The Company’s supply of cobalt historically has been sourced from the Democratic Republic of Congo (DRC), Australia and Finland. From November 1, 2003 to December 31, 2003, the market price of cobalt increased 105%, from $10.00 to $20.50 per pound. This dramatic increase was due primarily to higher demand in the Japanese battery markets, higher demand in the aerospace industry, and actual or perceived tightening of worldwide supplies. Earlier in 2003 and in 2002, the market price of cobalt remained at unusually low levels of $6.00-$7.00 per pound as compared to historical prices of $10.00-$30.00 per pound, due primarily to declining demand for cobalt metal attributable to weak business conditions worldwide, especially in the aerospace sector post-September 11, 2001. This sustained depression in the cobalt market price led to a deterioration in the profitability of the Company’s cobalt business.
Nickel historically has been sourced from Australia, Finland and Brazil. In December 2001, the Company purchased an intermediate nickel refining facility and associated mine deposits in Australia, which provide the Company with direct access to approximately 8,000 tons of nickel per year. From November 1, 2003 to December 31, 2003, the market price of nickel increased 40%, from $5.40 to $7.54 per pound. This dramatic increase was due primarily to increased demand in the worldwide stainless steel industry, strong demand in China, and perceived supply constraints.
Although the Company has never experienced a significant shortage of raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of raw material. The Company attempts to mitigate changes in prices and availability by entering into long-term supply contracts with a variety of producers. As of December 31, 2003, the Company had supply arrangements for approximately 92% of its projected nickel raw material requirements for 2004 and the balance of such needs were satisfied as 2004 progressed. Currently, the Company has supply arrangements for approximately 82% of its projected nickel raw material requirements for 2005. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company’s results of operations or financial condition; however, a significant long-term nickel raw material contract expires in 2005, and there is no assurance that the Company will be able to obtain as much nickel from other sources as would be necessary to satisfy the Company’s requirements or at prices comparable to its current arrangements. Beyond 2005, the Company’s existing nickel supply arrangements represent approximately 60% of its projected nickel raw material requirements. However, the Company is actively pursuing a variety of feed sources to ensure that the Company does not experience any material shortage of nickel over the next several years.
The Company’s joint venture in the DRC shut down its smelter as scheduled during January of 2005 for approximately three months for regular maintenance and production improvements.

A graph of the monthly 99.3% reference price of cobalt (as published in the Metal Bulletin magazine) per pound for 1998 through 2003 is as follows:
A graph of the monthly London Metal Exchange (LME) market price of nickel per pound for 1998 through 2003 is as follows:
Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development also focuses on improving refining competency, processes, yield and throughput in each location. Research and development, applied technology and technical service expenses were approximately $10.0 million for 2003, $13.6 million for 2002 and $10.3 million for 2001.
The Company’s research staff of approximately 70 full-time persons conducts research and development in laboratories located in Westlake, Ohio; Newark, New Jersey; Kuching, Malaysia; Manchester, England; Kokkola, Finland and Harjavalta, Finland. The Company’s Kokkola facility also maintains a research agreement with Outokumpu Research Oy.
Patents and Trademarks
The Company holds 183 patents and has 64 pending patent applications relating to the manufacturing, processing and use of metal-organic and metal-based compounds. Specifically, the majority of these patents cover proprietary technology for base metal refining, metal and metal oxide powders, catalysts, metal-organic compounds and inorganic salts. The Company does not consider any single patent or group of patents to be material to its business as a whole.

Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2003 and 2002, the Company has environmental reserves of $14.2 million and $12.5 million, respectively.
Environmental compliance costs were approximately $6.0 million in 2003 and $7.0 million in 2004. Ongoing expenses include costs relating to waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; groundwater monitoring and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent.
The Company also incurred capital expenditures of approximately $1.5 million in 2003 and $3.9 million in 2004 in connection with environmental compliance. The Company anticipates that capital expenditure levels for these purposes will increase to approximately $7.9 million in 2005, as it continues to modify certain processes that may have an environmental impact and undertakes new pollution prevention and waste reduction projects.
Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations.
Employees
At December 31, 2003, the Company had 1,428 full-time employees, of which 242 were located in the Americas, 657 in Europe, 330 in Africa and 199 in Asia-Pacific. Employees at the Company’s production facilities in Franklin, Pennsylvania; Kuching, Malaysia; and Kalgoorlie, Australia are non-unionized. Employees at the Company’s facilities in Harjavalta and Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Company’s facility in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The current Belleville union agreement has a term of two years expiring in December 2005. Employees in the Democratic Republic of Congo are members of various trade unions. The union agreements have a term of three years expiring in April 2005. The Company believes that relations with its employees are good.
SEC Reports
The Company makes available free of charge through its website (www.omgi.com) its reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission.

Item 2.	Properties
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. Except for the chemical plant at Harjavalta, Finland (HNO), the land on which the Kalgoorlie, Australia; Kokkola, Finland (KCO); and the remaining HNO plants are located is leased under agreements with varying expiration dates. The depreciation lives do not exceed the lives of the land leases. Otherwise, the land associated with the Company’s remaining manufacturing facilities is owned by the Company.

The Company’s KCO production facility is situated on property owned by Boliden Kokkola Oy. KCO and Boliden Kokkola Oy share certain physical facilities, services and utilities under agreements with varying expiration dates. The Company’s HNO production facility is situated on land owned by Boliden Harjavalta Oy. The HNO facility also shares certain physical facilities and has contracts in place for toll smelting, waste disposal, utilities, laboratory services and raw material supply with Boliden Harjavalta Oy with varying expiration dates.
Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, excluding discontinued operations, is set forth below:

		Facility	Approximate
Location	Segment	Function*	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	Cobalt	M	116,000	joint venture (55%)

North America:
Cleveland, Ohio	Corporate	A	24,500	leased
Westlake, Ohio	Cobalt	A, R	35,200	owned
Belleville, Ontario	Cobalt	M	38,000	owned
Franklin, Pennsylvania	Cobalt	M	331,500	owned
Newark, New Jersey	Nickel	A, R	32,000	owned

Asia-Pacific:
Kalgoorlie, Australia	Nickel	M	294,400	leased
Kuching, Malaysia	Nickel	M, A, R	25,000	owned
Tokyo, Japan	Cobalt	A	2,300	leased
Taipei, Taiwan	Cobalt	A	4,000	leased
Singapore	Nickel	W, A	4,700	leased

Europe:
Manchester, England	Cobalt	M, A, R	73,300	owned
Espoo, Finland	Nickel	A	3,000	leased
Harjavalta, Finland	Nickel	M, A, R	591,000	leased
Kokkola, Finland	Cobalt	M, A, R	470,000	leased

*	M — Manufacturing and refining; A — Administrative; R — Research and Development; W — Warehouse
Item 3. Legal Proceedings
In November 2002, the Company received notice that two shareholder class action lawsuits (Sheth v. OM Group, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 1:02CV2163, Filed November 1, 2002; Rischitelli v. OM Group, Inc., et al., United States District Court, Northern District of Ohio, Eastern Division, No. 1:02CV2189, Filed November 7, 2002) were filed against the Company related to a decline in the Company’s stock price after its third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, its former Chief Executive Officer and Chairman, its former Chief Financial Officer and the members of the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock at various dates between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these class action lawsuits were amended to include 1999 through 2001 and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant.
In November 2002, the Company also received notice that shareholder derivative lawsuits (Cropper, et al. v. Lee R. Brodeur, et al. (United States District Court, Northern District of Ohio, Eastern District, No. 1-03-0021)) had been filed against the members of the Company’s Board of Directors. Derivative plaintiffs allege the directors breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs seek a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings for the period 1999-2003.
The Company has been engaged in mediation sessions with the plaintiffs regarding the shareholder class action and shareholder derivative lawsuits. The Company anticipates these lawsuits will be resolved during 2005. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into an “Agreement to Settle Class Action” (Agreement) dated March 7, 2005, which is an agreement in principle that outlines the general terms of a proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement. Based on the Agreement and the Company’s consideration of the shareholder derivative lawsuits described above, the Company has reserved $84.5 million at December 31, 2003 for the settlement of these cases, which is proposed to be payable $76.0 million in cash and $8.5 million in common stock. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. Insurance proceeds of approximately $15 million have been received and utilized in 2003, 2004 and 2005 to cover legal expenses related to these lawsuits. Potential remaining insurance proceeds of up to approximately $30 million may be available and will be recorded when received.
In addition, the Company is a party to various legal and administrative proceedings incidental to its business. In the opinion of the Company, disposition of all suits and claims related to its ordinary course of business (not including the shareholder litigation described above) should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2003 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information relating to the recent price and dividend history of the Company’s Common Stock is contained in Note U to the consolidated financial statements contained in Item 8 of this Annual Report. Information relating to restrictions on dividends is contained in Note H to the consolidated financial statements contained in Item 8 of this Annual Report. The Company’s Common Stock is traded on the New York Stock Exchange. As of December 31, 2004, the Company had 1,685 shareholders.
Item 6. Selected Financial Data

Year Ended December 31,

(Restated)

2003	2002	2001	2000	1999
(In millions, except per share data)
Income Statement Data:
Net sales	$912.1	$738.9	$681.6	$764.4	$395.1
Cost of products sold	732.1	690.8	578.0	630.8	307.6

Gross profit	180.0	48.1	103.6	133.6	87.5
Selling, general and administrative expenses	197.0	136.0	81.3	70.7	51.5

Income (loss) from operations	(17.0)	(87.9)	22.3	62.9	36.0
Other expense — net	(25.6)	(44.6)	(36.5)	(36.6)	(30.6)
Income (loss) from continuing operations	(56.3)	(110.7)	(13.1)	1.0	28.8
Income (loss) of discontinued operations	140.0	(98.1)	(22.1)	(13.9)	(23.7)

Net income (loss)	$83.7	$(208.8)	$(35.2)	$(12.9)	$5.1
Basic earnings per common share:
Continuing operations	$(1.99)	$(3.95)	$(0.55)	$0.04	$1.21
Discontinued operations	4.94	(3.50)	(0.91)	(0.58)	(1.00)

Net income (loss)	$2.95	$(7.45)	$(1.46)	$(0.54)	$0.21
Diluted earnings per common share:
Continuing operations	$(1.99)	$(3.95)	$(0.55)	$0.04	$1.18
Discontinued operations	4.94	(3.50)	(0.91)	(0.58)	(0.97)

Net income (loss)	$2.95	$(7.45)	$(1.46)	$(0.54)	$0.21
Dividends declared and paid per common share	—	$0.42	$0.52	$0.44	$0.40
Ratio of earnings to fixed charges(a)	—	—	—	1.5	x	1.2	x
Balance Sheet Data:
Total assets	$1,211.4	$2,105.3	$2,074.0	$1,055.1	$827.3
Long-term debt (excluding current portion)	430.5	1,195.6	1,299.7	551.1	384.9

(a)	Earnings were inadequate to cover fixed charges by $42.9 million, $134.5 million, and $18.5 million in 2003, 2002 and 2001, respectively.
Results for 2003 include the sale of the Company’s Precious Metals Group (PMG) for cash proceeds of approximately $814 million, which resulted in a gain on sale of $145.9 million ($131.7 million after tax). Results for PMG are included in discontinued operations for all periods.
In 2003, cost of products sold includes restructuring charges of $5.8 million. Selling, general and administrative expenses include restructuring charges of $14.2 million and the shareholder class action and derivative lawsuit charge of $84.5 million. In addition, discontinued operations include $5.6 million of restructuring charges.
In 2002, cost of products sold includes restructuring charges of $37.8 million. Selling, general and administrative expenses include restructuring charges of $44.7 million. Also, in connection with its restructuring program, the

Company recorded charges of $73.5 million in discontinued operations primarily associated with the planned disposal of such operations.
Net income for 2001 through 1999 includes goodwill amortization expense of approximately $6 million per year, in selling, general and administrative expenses, as discussed further in Note G to the consolidated financial statements included in Item 8 of this Annual Report. Goodwill amortization ceased in 2002 in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.
In August, 2001 the Company acquired dmc2 Degussa Metals Catalysts Cerdec for a purchase price of approximately $1.1 billion. In September, 2001 the Company disposed of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc2 for $525.5 million (See Note F to the consolidated financial statements included in Item 8 of this Annual Report). The remaining portion became the Company’s PMG businesses.
On April 4, 2000 the Company acquired Outokumpu Nickel Oy (ONO) in Harjavalta, Finland for a cash purchase price of $206.0 million, which includes contingent payments in 2003 and 2004 of $11.2 million and $6.7 million, respectively, to the seller under a contingent consideration arrangement (See Note F to the consolidated financial statements included in Item 8 of this Annual Report). There will be no further contingent consideration payments subsequent to the amount paid in 2004.
The Company’s previously reported results for 1999 through 2002 have been restated. The restatement adjustments related to 2002 and 2001 are described more fully in Note B to the consolidated financial statements included in Item 8 of this Annual Report. Restatement adjustments related to 2000, 1999 and years prior to 1999 are summarized as follows (in millions):

	2000	1999	Pre-1999	Total

Increase (decrease) results of operations
Adjustments related to continuing operations, pre-tax:
Audit Committee Investigation	$(10.0)	$(47.8)	$(27.2)	$(85.0)
Procedures Subsequent to the Investigation	(28.5)	(26.6)	(7.7)	(62.8)
Lower of Cost or Market Adjustments	(10.7)	2.8	(26.1)	(34.0)

	(49.2)	(71.6)	(61.0)	(181.8)
Tax effect/adjustments	(7.0)	43.5	—	36.5

Adjustments related to continuing operations	(56.2)	(28.1)	(61.0)	(145.3)
Adjustments related to discontinued operations	(9.7)	(24.9)	3.0	(31.6)

Total adjustments, net of tax	$(65.9)	$(53.0)	$(58.0)	$(176.9)

Summary descriptions of items included in the adjustments shown in the above table follows. The nature of these adjustments is more fully described in Note B to the consolidated financial statements included in Item 8 of this Annual Report.
Adjustments Resulting from the Audit Committee Investigation

•	Numerous top-side adjustments to inventory and related accounts that, in the aggregate, understated pre-tax income in 2000 by $5.4 million, and overstated pre-tax income in 1999 and years prior to 1999 by $18.4 million and $24.6 million, respectively.

•	$3.0 million of expenses at the Company’s Harjavalta facility, acquired in April 2000, that were improperly capitalized to goodwill in acquisition accounting and should have been recorded in the Company’s results of operations for 2000.

•	Supplier receivables of $6.5 million, $21.7 million and $1.5 million were recorded in 2000, 1999 and years prior to 1999, respectively, related to contractual disputes with suppliers regarding metal content of purchased raw material feedstock. In 2000 and 1999, amortization expense of $4.0 million and $1.0 million, respectively, was recorded related to these assets. As part of the audit committee investigation, the Company concluded the Company waived its claim to these recoverable amounts in its dispute negotiations with the suppliers, or otherwise did not adequately document its position to support recording these assets. Therefore, these top-side adjustment amounts should not have been recorded.

•	Corporate accounting made various top-side adjustments in 2000 and 1999 to capitalize costs that were expensed at the operating unit level for certain fixed asset projects, software implementation projects and miscellaneous other assets. The Company has since concluded that amounts recorded at the operating unit level properly accounted for these expenses, and the related top-side adjustments (including all corresponding depreciation and amortization of the related assets) should be reversed. Pre-tax income as originally reported for 2000, 1999 and years prior to 1999, was overstated by $7.5 million, $6.9 million and $0.7 million, respectively.

•	The Company capitalizes interest on certain fixed asset construction projects. The Company has since concluded that previous calculations were not in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company re-calculated capitalized interest, resulting in restatement adjustments to correct pre-tax income that was overstated by $2.1 million, $1.3 million and $0.3 million in 2000, 1999 and years prior to 1999, respectively.

•	In 1999, the Company improperly accounted for a purchase of cobalt raw material — bifurcating the total contract into two equal tranches, and assigning different costs to each tranche. As part of the audit committee investigation, the Company concluded the entire amount should have been costed at the same value. As a result of this issue, pre-tax income was understated in 2000 by $8.4 million and overstated in 1999 by $9.1 million.

•	The Company improperly valued inventory at its locations in St. George, Utah and Midland, Michigan. These locations were closed in 2002, and are reported as discontinued operations for all periods presented. As a result, pre-tax income from discontinued operations in 2000, 1999 and years prior to 1999 for these locations was overstated by $10.5 million, $1.7 million and $19.2 million, respectively.
Adjustments Resulting from Procedures Subsequent to the Audit Committee Investigation

•	The Company determined the fair value of inventory acquired as of the April 4, 2000 acquisition date for Harjavalta was understated by $32.0 million. At December 31, 2000, $26.8 million should have remained in inventory due to the use of LIFO, and the remaining $5.2 million should have been charged to cost of products sold. As a result, pre-tax income as originally reported for 2000 was overstated by $5.2 million.

•	In 2000, the Company recorded an asset of $4.5 million for anticipated recovery of contributions by the Company to a settlement trust and related legal fees for product liability litigation. The asset was reduced by $2.0 million in 2001, resulting in a recorded asset of $2.5 million at December 31, 2001. Based on a review of the facts and circumstances, including a legal judgment against the Company’s position in May 2000, the Company now believes that this asset should not have been recorded. Pre-tax income as originally reported for 2000 was overstated by $4.5 million.

•	During construction of the Company’s joint venture smelter in years prior to 2001, the Company advanced $27.6 million to its joint venture partners. The Company recorded a receivable for such amount, which was fully collected by December 31, 2004. Although there was no agreement between the Company and the joint venture partners providing for interest on the advance, the Company recorded interest income on these advances in 2000, 1999 and years prior to 1999 of $6.0 million, $3.2 million and $0.7 million, respectively. Although a written agreement was ultimately finalized with one of the partners in 2003, resulting in interest income of $6.9 million in 2003 (see Note B to the consolidated financial statements included in Item 8 of this Annual Report), the Company has concluded that the original receivables represent contingent assets that should not have been recorded until a written agreement was finalized. Therefore, these assets have been reversed.

•	The Company identified several errors in the remeasurement process of the results of operations of its two subsidiaries in Finland. These entities are both US-dollar functional currency entities. The impact on pre-tax income of these errors, which have been corrected in the restatement, are an overstatement of pre-tax income in 2000 of $7.4 million and in 1999 of $18.1 million.

•	In years prior to 1999, Corporate accounting reversed certain inventory reserves recorded at the operating units. Such reserves amounted to $6.5 million as of January 1, 1999. We have concluded that the reserves at the operating units were appropriately recorded and should not have been reversed. As a result, pre-tax income for years prior to 1999 was overstated by $6.5 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report. Amounts related to 2002 and 2001 have been restated.
Overview
The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 1,500 different product offerings to approximately 3,300 customers in over 30 industries. The Company operates in two business segments — Cobalt and Nickel.
The Company’s business is critically connected to both the price and availability of raw materials. The primary raw materials used by the Company are cobalt and nickel, and the cost of these raw materials fluctuates due to actual or perceived changes in supply and demand, changes in cobalt and nickel reference prices and changes in availability from suppliers. Fluctuations in the prices of cobalt and nickel have been significant in the past and the Company believes that cobalt and nickel price fluctuations are likely to continue in the future. The Company attempts to mitigate changes in prices and availability by maintaining adequate inventory levels and long-term supply relationships with a variety of producers. Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company principally depends on the Company’s ability to maintain the differential between its product prices and product costs. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling price of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value, or result in a reduction in its gross profit from historical levels.
The Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. As such, in periods when certain currencies (particularly the euro) strengthen against the U.S. dollar, the Company’s results of operations are negatively impacted. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products provided by the Company in foreign markets where payments for its products are made in local currency. Accordingly, fluctuations in currency prices may affect the Company’s operating results.
Accounting issues
This 2003 Annual Report on Form 10-K includes restated consolidated financial statements for the years ended December 31, 2002 and 2001, restated financial information for the years ended December 31, 2000 and 1999, and restated financial information for each of the quarterly periods in 2002, and the first three quarterly periods in 2003. In addition, retained earnings as of January 1, 1999, has been restated for adjustments related to periods prior to 1999. The restatement initially arose as the result of an independent investigation conducted by the Company’s audit committee of the Board of Directors, which commenced in December 2003. The investigation was conducted with the assistance of independent counsel and forensic accountants, and involved an extensive examination of the Company’s systems and procedures for reporting and valuing inventory and certain other accounts. It also included a review of accounting records, documentation and e-mail communications, as well as interviews with numerous current and former employees.
As a result of the investigation, the audit committee determined that certain accounting entries to inventory and other accounts were improperly recorded for a number of years, resulting in overstatements of net income for 2001, 2000 and 1999 and understatements of net income in 2003 and 2002. The impact of these accounting entries is summarized in Note B to the consolidated financial statements contained in Item 8 of this Annual Report. These accounting entries were made or directed to be made by certain former Corporate accounting personnel as part of the financial statement close process, after financial results were submitted to Corporate from the operating units (“top-side adjustments”). As a result of the investigation, the Company has concluded that many of these top-side adjustments were not proper and had to be corrected, and all such corrections are reflected in this Form 10-K. The Company is cooperating with the SEC’s Division of Enforcement in its review of the findings of the audit committee with respect to evidence of accounting irregularities by former employees. The audit committee investigation concluded there was no evidence of wrongdoing by current employees.
In connection with the restatement process, including expanded audit procedures at a number of locations worldwide, additional adjustments were identified. These adjustments are described in Note B to the consolidated financial statements contained in Item 8 of this Annual Report under the caption “Adjustments Resulting From Procedures Subsequent to the Audit Committee Investigation.”
In late 2003 and throughout the first nine months of 2004, the Company addressed comments from the SEC’s Division of Corporation Finance on periodic reports previously filed with the SEC. One of these comments challenged the Company’s methodology used to compute the lower of cost or market value of its inventory. As a result of this process, the Company revised its methodology to base its lower of cost or market computations using end of period market prices (as opposed to projected market prices), resulting in adjustments to amounts previously reported. The impact of this revision is included in Note B to the consolidated financial statements contained in Item 8 of this Annual Report under the description “Lower of Cost or Market Adjustments.”
In the fourth quarter of 2003, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for its continuing operations. All prior periods presented have been adjusted to reflect this change in accounting principle. The change to FIFO increased/ (decreased) net income by $14.3 million, or $0.50 per diluted share in 2003; $(5.9 million), or $(0.21) per diluted share in 2002; and $12.7 million, or $0.53 per diluted share in 2001. The change to FIFO reduced retained earnings at January 1, 2001 by $51.7 million. The impact of this change is summarized in Note C to the consolidated financial statements contained in Item 8 of this Annual Report.
Dispositions and restructuring
On July 31, 2003, the Company completed the sale of its Precious Metals Group (PMG) for approximately $814 million in cash. The Company recorded a gain of $145.9 million ($131.7 million after-tax) on the sale of this business. This business was comprised of the Company’s former Precious Metal Chemistry and Metal Management reportable segments, which were acquired in August 2001. The PMG business first qualified as a discontinued operation in the second quarter of 2003; all prior periods have been reclassified to reflect this business as a discontinued operation. The net proceeds from the sale of the PMG business were used to repay the remaining indebtedness outstanding under the then-existing senior credit facilities.
On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (SCM), for $63.7 million. The net proceeds were used to repay a portion of the Company’s indebtedness outstanding under its credit facilities. There was no gain or loss recorded on the sale as this business was written-

down by $2.6 million to its fair value in 2002. This business has been presented as a discontinued operation for all periods presented.
During 2003, the Company recorded restructuring charges of $20.0 million related to its continuing operations, and an additional $5.6 million related to its discontinued operations, to complete its restructuring program that commenced in the fourth quarter of 2002. The primary objectives of the restructuring plan were to de-leverage the balance sheet, focus on cash generation and restore profitability in certain of the Company’s core businesses that were impacted by the weak economy as well as a sustained decline in the market price of cobalt through the third quarter of 2003. Specific actions taken in 2003 to accomplish these objectives included closure of the manufacturing facility in Thailand, closure of an administrative office in the United States, relocation of the corporate headquarters, disposal of a corporate aircraft, additional headcount reductions, and certain additional asset write-offs.
During the fourth quarter of 2002, the Company recorded restructuring and other charges related to its continuing operations of $82.5 million and an additional $73.5 million related to its discontinued operations. Specific actions taken in 2002 included development of plans to sell certain non-core businesses; closure of certain non-core facilities; headcount reductions; review and renegotiation of certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; liquidation of certain inventories; reduction of base metal inventory levels and production; a decision to discontinue funding a nickel venture in Indonesia; and a re-alignment of the management team.
Overall operating results for 2003, 2002 and 2001
Set forth below is a summary of the statements of consolidated operations for the years ended December 31,

			Restated

	2003		2002		2001
(Millions of dollars & percent of net sales)
Net sales	$912.1		$738.9		$681.6
Cost of products sold	732.1		690.8		578.0

Gross profit	180.0	19.7%	48.1	6.5%	103.6	15.2%
Selling, general and administrative expenses	197.0	21.6%	136.0	18.4%	81.3	11.9%

Income (loss) from operations	(17.0)	(1.9)%	(87.9)	(11.9)%	22.3	3.3%
Other expense, net	(25.6)		(44.6)		(36.5)
Income tax expense (benefit)	14.5		(13.6)		0.1
Loss from continuing operations	(56.3)		(110.7)		(13.1)
Income (loss) from discontinued operations	140.0		(98.1)		(22.1)

Net income (loss)	$83.7		$(208.8)		$(35.2)

2003 operating results compared to 2002
The increase in net sales for 2003 as compared to 2002 was primarily due to higher selling prices for cobalt and nickel. Cobalt prices were impacted by significant growth in the battery sector related to demand for cell phones and other portable electronic devices. These higher prices were partially offset by lower overall volumes from the shift in emphasis to capitalize on the growth of these higher margin sectors. Nickel prices were impacted by significant growth in worldwide demand for stainless steel and other alloys. Nickel metal volumes were lower in 2003 due to the limited availability of raw material feeds. Higher selling prices also had the impact of reducing volumes to certain customers and geographic markets.
Cost of products sold includes restructuring charges of $5.8 million and $37.8 million, in 2003 and 2002, respectively. The charges in 2003 relate to inventory write-downs at the Company’s facility in Thailand, in connection with its shut-down; and shut-down of the manufacturing operations of the electroless nickel business in Newark, New Jersey. The charges in 2002 were the result of decisions made to exit certain product lines, decrease production at several base metal facilities, sell a higher percentage of certain commodity products to generate cash, shut-down the manufacturing operations of the electroless nickel facility in Newark, New Jersey, and write-off amounts due from suppliers of $23.3 million as the Company reviewed and renegotiated certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions.
Gross profit was $180.0 million in 2003 compared to $48.1 million in 2002, including restructuring charges of $5.8 million and $37.8 million in 2003 and 2002, respectively. Gross profit percentage was 19.7% in 2003 compared to 6.5% in 2002. The improvement was primarily the result of the benefit of lower cost inventory produced prior to the steady rise in metal prices throughout 2003 ($63 million). Other key impacts include the positive results of nickel hedging ($13 million), higher production from the cobalt joint venture in the Democratic Republic of Congo ($13 million), and shifts to higher margin value-added products. These benefits were partially offset by the weakening of the dollar versus the euro ($32 million). During 2002, the sale of certain commodity cobalt products generated gross losses ($3 million).
The selling, general and administrative expenses increased to $197.0 million compared to $136.0 million in 2002, including restructuring charges of $14.2 million in 2003 and $44.7 million in 2002. The increase was primarily due to the $84.5 million charge in 2003 related to the shareholder and derivative lawsuits, an increase in professional fees and expenses of $6.5 million and higher insurance costs. These increases were partially offset by a $4.1 million charge in 2002 related to product liability litigation. Both years include a charge of $2.5 million related to environmental costs at the closed manufacturing site in Newark, New Jersey. The restructuring charge for 2003 primarily related to headcount reductions, the sale of the Company’s manufacturing facility in Thailand, closure of an administrative office in the United States, relocation of the corporate headquarters, and a loss on the disposal of a corporate aircraft.
The decrease in other expense, net in 2003 compared to 2002 was due primarily to the gain on the sale of the Company’s PVC business of $4.6 million and interest income of $6.9 million on amounts receivable from a Congo joint venture partner. Interest expense related to the Company’s acquisition of the PMG business has been allocated to discontinued operations for all years presented.
Income tax expense was $14.5 million on a pre-tax loss of $42.7 million in 2003, compared to a benefit of $13.6 million on 2002’s pre-tax loss of $132.5 million. The 2003 tax expense results from losses in the U.S. with no corresponding tax benefit and the profitability in Finland. The benefit in 2002 is significantly lower than the statutory rates in the U.S. and Finland due primarily to losses in the U.S. with no corresponding tax benefit.
Income from discontinued operations was $140.0 million in 2003 compared to a loss of $98.1 million in 2002, due primarily to the gain on the PMG sale of $131.7 million after-tax in 2003, and restructuring charges related to discontinued operations in 2003 of $5.6 million compared to charges of $73.5 million in 2002.

Cobalt segment
The following graph summarizes the average annual 99.3% reference price of cobalt for 2001 through 2003:
Cobalt segment net sales increased to $379.9 million in 2003 from $354.0 million in 2002 due primarily to higher cobalt reference prices. Overall volume of products sold in the segment declined 21%. The decline in volume was the result of a shift away from the ceramics and catalysts markets to the battery and tire sectors.
Operating profit for 2003 was $55.0 million compared to a $40.8 million operating loss in 2002, including restructuring charges of $9.6 million in 2003 and $39.1 million in 2002. The improvement was also due to the benefit of higher cobalt reference prices in 2003 which improved margins ($42 million). Margins were also improved due to the completion of the restructuring activities ($16 million). Additionally, higher production through the company’s joint venture in the Democratic Republic of Congo and a shift to higher margin value-added cobalt products added to the improvement. These improvements were offset by the weakening of the U.S. dollar against the euro ($11 million).
See Note S to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated loss from continuing operations before income taxes and minority interests. In 2003, Investment and other income, net includes $6.9 million of interest income from a joint venture partner. See Note R to the consolidated financial statements included in Item 8 of this Annual Report for further discussion.
Nickel segment
The following graph summarizes the average annual LME market price of nickel for 2001 through 2003:
Nickel segment net sales increased to $567.9 million in 2003 from $428.3 million in 2002 due primarily to higher nickel LME market prices. Overall volumes in the segment were 14% higher due to a full year of production from the chemical plant that opened in 2002, and an increase in nickel sulfate sales to the battery and metal finishing markets. The increase was partially offset by a 6% decline in metal volumes due to raw material shortage caused by the closure of a mine in Norway, mining problems at a Brazil supplier and a shift in allocation of available raw materials from metals to nickel chemical products.
Operating profit for 2003 was $58.3 million compared to $22.7 million in 2002, including restructuring charges of $4.1 million in 2003 and $6.4 million in 2002. The improvement was due primarily to the higher nickel reference price in 2003 ($38 million) and the positive results of nickel hedging ($13 million). These improvements were offset by the weakening of the U.S. dollar against the euro ($21 million). Both years include environmental charges of $2.5 million related to the Newark operations.
See Note S to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated loss from continuing operations before income taxes and minority interests.
Corporate expenses
Corporate expenses for 2003 were $130.3 million compared to $69.9 million in 2002, including restructuring charges of $6.3 million in 2003 and $37.0 million in 2002. The increase was also due to the shareholder litigation charge ($84.5 million), fees and expenses related to the restatement and litigation processes ($6.5 million), an increase in bonus and profit sharing based on improved operating results in 2003 ($4.0 million), and higher insurance costs primarily related to the directors’ and officers’ liability policy ($1.0 million). These increases were partially offset by the reduction in headcount from the completion of the restructuring program ($1.6 million) and lower operating costs due to the disposal of a corporate aircraft.
2002 operating results compared to 2001
The increase in net sales for 2002 compared to 2001 was primarily due to an overall increase in sales volumes of 13.8%, higher selling prices for nickel products, and an acquisition at the end of 2001 of a metal organics business (Rhodia Holdings Limited) in the U.K., all partially offset by lower selling prices for cobalt products.
During 2002, the Company recorded restructuring charges in cost of sales of $37.8 million, as a result of decisions made to exit certain product lines, decrease production at several base metal facilities, sell a higher percentage of certain commodity products to generate cash, and write-off amounts due from suppliers of $23.3 million as the Company reviewed and renegotiated certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions.
Gross profit percentage was 6.5% in 2002 compared to 15.2% in 2001. The decrease was due to the negative impact of a lower cobalt price in 2002, higher costs related to the operation of the Company’s joint venture in the DRC, the negative impact of the U.S. dollar weakening against the euro, higher costs due to the start-up of the Harjavalta chemical plant, and the restructuring charges in 2002. The decrease was partially offset by the benefit of a higher nickel price and the results of the U.K. subsidiary acquired at the end of 2001.
The majority of the increase in selling, general and administrative expenses relates to restructuring charges of $44.7 million in 2002. Before restructuring charges, the increase was due primarily to a charge of $2.5 million for environmental costs at the closed manufacturing site in Newark, New Jersey, and increases in administrative and other corporate costs due to the Company’s growth, including the impact of supporting the PMG business for a full year in 2002.
The increase in other expense, net in 2002 compared to 2001 was primarily due to the accelerated write-off of capitalized bank fees of $5.4 million in connection with the new credit agreement and higher foreign currency exchange losses in 2002, partially offset by a $2.1 million mark-to-market gain on a derivative instrument in 2002.
Income tax benefit was $13.6 million in 2002 compared to a $0.1 million expense in 2001. The benefit in 2002 and the expense in 2001 is significantly lower than the statutory rates in the U.S. and Finland due primarily to losses in the U.S. with no corresponding tax benefit in each year.

Loss from discontinued operations was $98.1 million in 2002 compared to a loss of $22.1 million in 2001, due primarily to restructuring charges related to discontinued operations in 2002 of $73.5 million.
Cobalt segment
The following graph summarizes the average annual 99.3% reference price of cobalt:
Cobalt segment net sales increased to $354.0 million in 2002 from $336.4 million in 2001. The increase was due to the acquisition of a metal organics business in England ($28 million) in December 2001 and higher volumes of products ($27 million). These increases were almost completely offset by lower selling prices due to lower reference prices. Product volumes increased 24% due to the growth in sales to the battery, tire and coatings and inks sectors.
Operating loss for 2002 was $40.8 million, including restructuring charges of $39.1 million, compared to operating profit of $3.0 million in 2001. In addition to the restructuring charges, the decrease was due to the negative impact of a lower cobalt reference price in 2002, higher costs related to the operation of the company’s joint venture in the Democratic Republic of Congo ($9 million), and the negative impact of the U.S. dollar weakening against the euro ($14 million). These declines were partially offset by the operating income of the acquisition of the metal organics business in the U.K. ($6 million).
See Note S to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated loss from continuing operations before income taxes and minority interests.
Nickel segment
The following graph summarizes the average annual LME market price of nickel:
Nickel segment net sales increased to $428.3 million in 2002 from $391.1 million in 2001 due primarily to higher nickel LME market prices. Volumes in the segment increased 4% primarily due to production from a new chemical plant. The volume of nickel metal sold declined 2% due to feed limitations and a shift in allocation of available raw materials.

Operating profit for 2002 was $22.7, including restructuring charges of $6.4 million compared to $39.5 in 2001. In addition to the restructuring charges, the decline was due to higher raw material costs related to cost-sharing payments made on a major supply contract ($10 million); a charge of $2.5 million in 2002 related to environmental costs at the closed manufacturing facility in Newark, New Jersey; increased sales of certain commodity products; and higher costs incurred due to the start up of the chemical plant, all partially offset by the benefit of a higher nickel reference price in 2002 ($6 million). Additionally, the impact of the weakening of the U.S. dollar against the euro had a negative impact ($7 million).
See Note S to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated loss from continuing operations before income taxes and minority interests.
Corporate expenses
Corporate expenses for 2002 were $69.9 million, including restructuring charges of $37.0 million in 2002, compared to $20.2 million in 2002. In addition to the restructuring charges, the increase was due principally to charges related to product liability litigation ($4.1 million), higher corporate headcount related to the acquisition of the PMG business in 2001 ($3.2 million), charges related to idle facility lease costs ($2.7 million), higher legal and professional fees related to the larger business ($1.6 million), and higher spending on travel ($1.8 million) and insurance costs. This increase was partially offset by the elimination of bonuses and profit sharing for 2002 ($4 million) due to the restructuring program undertaken in the fourth quarter of that year.
Liquidity and Capital Resources
Operating Activities
Operating activities generated positive cash flow of $28.3 million during 2003 compared with negative operating cash flow of $0.6 million in 2002. Loss from continuing operations of $56.3 million represents an improvement of $54.4 million compared to the 2002 loss. Accounts receivable increased $37.7 million compared to prior year as a result of higher sales due to higher metal prices in the fourth quarter of 2003 compared to the fourth quarter of 2002. Inventories increased $58.1 million compared to prior year due to higher raw material costs as a result of higher metal prices. Accounts payable increased $36.2 million compared to prior year as a result of higher inventory costs due to higher metal prices. Other accrued liabilities increased $43.3 million compared to prior year. The increase was primarily due to retained liabilities for the Company’s former PMG business (see Notes A and D to the consolidated financial statements included in Item 8 of this Annual Report) of $41.7 million, and increased employee compensation accruals of approximately $7.9 million due primarily to bonuses and profit-sharing awards in 2003 compared to none in 2002. Shareholder litigation accrual of $84.5 million was recorded due to the agreement in principle for settlement of the class action lawsuits and consideration of the derivative lawsuits (see Note P to the consolidated financial statements included in Item 8 of this Annual Report).
Investing and Financing Activities
During December 2002, in connection with its restructuring program, the Company amended its then-existing senior credit facilities. The amended facilities consisted of a $225 million senior secured revolving facility and $698 million of term loans. The revolving facility and the term loans bore interest at a rate of LIBOR plus 5% and were scheduled to mature on April 1, 2006, with a LIBOR floor of 1.75%. The amendment required the Company to generate a minimum amount of gross proceeds of $75 million by June 30, 2003 and additional net proceeds of $350 million by December 31, 2003. The amendment prohibited payment of dividends and acquisitions of businesses, and modified certain financial covenants to make them less restrictive. These facilities were fully collateralized by a portion of the Company’s assets. The entire balance of these credit facilities was repaid from the net proceeds of the sale of SCM on April 1, 2003 and PMG on July 31, 2003.
On August 7, 2003, the Company entered into a new $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at LIBOR plus 2.00% to 3.00% or PRIME plus .25% to 1.25%, matures in August 2006 and includes various affirmative and negative covenants. There were no borrowings under this facility at December 31, 2003. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, which delay resulted from the restatement of the Company’s consolidated financial statements for prior years, the Company failed to comply with specific covenants in the related credit agreement and as a result events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (described immediately below), and the Company files its various delayed SEC reports and makes appropriate deliveries of such reports under the credit agreement and the indenture governing its public debt by specific dates, the latest of which is July 22, 2005. Until such time, the aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.
The majority of the Company’s debt at December 31, 2003 was $400 million of 9.25% Senior Subordinated Notes due 2011. The delay in filing required SEC reports during 2004 also caused events of default under the indenture governing these notes. The Company obtained waivers of the events of default from the noteholders, but such waivers expired on October 31, 2004. The Company paid a total of $1.0 million to the noteholders for the waivers of the events of default. The noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate payment of these notes. Although the noteholders have not taken any action to accelerate this debt since the waivers expired, the Company cannot predict whether they will do so in the future. If any such acceleration were to occur, the Company would seek to finance such obligation through other borrowings.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bears interest at a rate of LIBOR plus 2.75% and matures in December 2008. In November 2004, the Company refinanced this loan with a Finland bank. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its smelter joint venture partners. The loan receivable is recorded in Receivable from joint venture partners, bears interest at LIBOR plus 2.75% and matures in December 2008.
In 2003, the Company entered into two interest rate swap agreements to convert the fixed interest rate on a total of $100 million of the Company’s 9.25% Senior Subordinated Notes to variable rates of LIBOR plus 4.10% and LIBOR plus 4.39% for the period ending December 15, 2011. The interest rate swap agreements are designated as fair value hedges.
Capital expenditures in 2003 were $10.9 million, primarily related to ongoing projects to maintain current operating levels and were funded through cash flows from operations. Capital spending in 2004 was $18.4 million and the Company has budgeted capital spending of approximately $65 million for 2005.
The Company generated sufficient cash from operations during the last half of 2003 and during all of 2004 to provide for its working capital, debt service and capital expenditure requirements. The Company believes it will have sufficient cash generated by operations and available from its credit facility to provide for its working capital, debt service, litigation settlement and capital expenditure requirements in 2005.
As described above, as a result of the delay in filing required SEC reports, there currently are limitations upon the Company’s ability to incur additional indebtedness. However, the Company anticipates that it will resolve the existing defaults under the credit facility and the indenture for the outstanding notes in a manner that will permit it to borrow under the credit facility without such limitations in the future.
Shareholder Litigation Obligation
As described under “Item 3, Legal Proceedings” in this Annual Report, the Company is a defendant in shareholder class action and derivative lawsuits alleging securities law violations relating to the decline in the Company’s stock price following the third quarter 2002 earnings announcement. The Company has been engaged in mediation sessions with the plaintiffs regarding the shareholder class action and shareholder derivative lawsuits. The Company anticipates these lawsuits will be resolved during 2005. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into an “Agreement to Settle Class Action” (Agreement) dated March 7, 2005, which is an agreement in principle that outlines the general terms of a proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement. Based on the Agreement and the Company’s consideration of the shareholder derivative lawsuits described above, the Company has recorded a charge to administrative expense and a reserve of $84.5 million at December 31, 2003. The settlement would be payable $76.0 million in cash and $8.5 million in common stock. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. Insurance proceeds of approximately $15 million have been received and utilized in 2003, 2004 and 2005 to cover legal expenses related to these lawsuits. Potential remaining insurance proceeds of up to approximately $30 million may be available and will be recorded when received.
Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2003 and the periods indicated (in thousands).

	Total	2004-2005	2006-2007	2008-2009	After 2009

Purchase obligations(1)	$1,940,307	$1,178,052	$482,210	$280,045	NCD
Long-term debt obligations(2)	422,900	—	—	22,900	$400,000
Interest payments on debt	300,477	75,791	75,791	74,895	74,000
Operating lease obligations	21,612	8,160	6,074	5,368	2,010
Other long-term liabilities(3)	14,650	2,575	2,750	2,950	6,375

Total	$2,699,946	$1,264,578	$566,825	$386,158	$482,385

(1)	The amount for 2004 is the actual payments made for raw material and other contractual obligations purchased during the year. For 2005 through 2009, the raw material contractual obligations reflect estimated future payments based on committed tons of material per the applicable contract multiplied by the reference/market price of each metal. The price used in the computation is the average daily price for the last week of December 2004 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage. The contractual cash obligations after 2009 are not currently determinable (NCD).

(2)	At March 31, 2004, the $400 million of 9.25% Senior Subordinated Notes due 2011 were in default under the indenture governing the notes due to the delay of the Company in filing its 2003 Form 10-K with the SEC (see Note H to the consolidated financial statements contained in Item 8 of this Annual Report).

(3)	Represents future pension and other post-employment benefit payments to comply with funding requirements.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements related to the critical accounting policies described below. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
Revenue Recognition — Revenues are recognized when unaffiliated customers take title and assume ownership of products specified in their purchase agreements, which generally occurs upon shipment of product or usage of consignment inventories.

Inventories — The Company’s inventories are stated at the lower of cost or market and valued using the first-in, first-out (FIFO) method. As described further in Note C to the consolidated financial statements contained in Item 8 in this Annual Report, during 2003 the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the FIFO method. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt and nickel reference prices and changes in availability from suppliers. In periods of raw material metal price declines or declines in the selling prices of the Company’s finished products, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge. Monthly, the Company evaluates the need for a lower of cost or market adjustment to inventories based on the end of the month market price.
Long-lived Assets — As a result of the adoption of Statement of Financial Accounting Standard (SFAS) No. 142 on January 1, 2002, goodwill must be reviewed at least annually for impairment, in accordance with a specified methodology. Further, goodwill, intangible and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company generally invests in long-lived assets to secure raw material feedstocks, produce new products, or increase production capacity or capability. Because market conditions may change, future cash flows may be difficult to forecast. Furthermore, the assets and related businesses may be in different stages of development. If the Company determined that the future undiscounted cash flows from these investments were not expected to exceed the carrying value of the investments, the Company would record an impairment charge. However, determining future cash flows is subject to estimates and different estimates could yield different results. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the future cash flows of the these investments, could change and, therefore, impact the assessments of impairment in the future.
Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are determined to be reinvested for an indefinite period of time. The Company has significant operations outside the United States, where most of its pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities, and tax expense. The Company’s tax assets, liabilities, and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations, and expectations of future earnings. Where the Company has determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance has been established. The existing valuation allowance pertains to the deferred tax assets resulting principally from net operating loss carryforwards of certain subsidiaries in the United States.
Stock Awards Granted to Employees — In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense has been recorded for restricted stock granted to certain executive officers, but no expense was recorded for stock options granted to employees, as the exercise price of all such options equaled the fair value on the date of the grant. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003.

Derivative Instruments — The Company enters into derivative instruments and hedging activities which are closely monitored and controlled in order to manage, where possible and economically efficient, commodity price risk for nickel, interest rate risk related to borrowings, and foreign currency risk associated with manufacturing and sales locations where fluctuations in currency prices may affect the Company’s operating results.
The Company has certain derivative instruments that are designated as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently reclassified to results of operations when the hedged item affects results of operations. Any ineffective portions of the cash flow hedges are recognized immediately in results of operations.
The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in results of operations. These instruments are entered into to economically hedge certain movements in metal prices.
During 2003, the Company entered into interest rate swap agreements that are designated as fair value hedges. For these hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings as equal and offsetting gains and losses in the interest expense component of the statement of operations. All fair value hedges are 100% effective and therefore, there is no impact on earnings due to hedge ineffectiveness.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
The Company, as a result of its global operating and financing activities, is exposed to changes in metal prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in metal prices, interest rates and foreign currency exchange rates through its regular operating and financing activities, which include the use of derivative instruments.
The primary raw materials used by the Company in manufacturing its products are cobalt and nickel. The Company’s supply of cobalt has historically been sourced from the Democratic Republic of Congo (DRC), Australia and Finland. Although the Company has never experienced a significant shortage of cobalt raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of cobalt raw materials. Nickel historically has been sourced from Australia, Finland and Brazil. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company’s operations; however, a significant long-term nickel contract expires in 2005, and there is no assurance that the Company will be able to obtain as much nickel from other sources as would be necessary to satisfy the Company’s requirements or at prices comparable to its current arrangements. However, the Company is actively pursuing a variety of feed sources to ensure that the Company does not experience any material shortage of nickel over the next several years.
The Company also attempts to mitigate changes in prices and availability by maintaining adequate inventory levels and long-term supply relationships with a variety of producers. The cost of raw materials fluctuates due to both actual and perceived changes in supply and demand of raw materials, changes in cobalt reference prices and nickel LME market prices and changes in availability from suppliers. Generally, the Company is able to pass through to its customers increases and decreases in raw material prices by increasing or decreasing, respectively, the prices of its products. The degree of profitability of the Company principally depends on the Company’s ability to maintain the differential between its product prices and product costs. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability of the Company both positively and negatively. Reductions in the price of raw materials or the selling prices of the Company’s finished products could also result in the Company’s inventory carrying value being written down to a lower market value, or result in a reduction in its gross profit from historical levels. The Company also undertakes to minimize the effect on profitability of changes in the market price of nickel through hedging activities. The

Company enters into forward contracts to hedge the purchase of nickel raw material and the sale of nickel products.
The Company is exposed to interest rate risk primarily through its borrowing activities. The Company predominantly utilizes U.S. dollar denominated borrowings to fund its working capital and investment needs. The majority of the Company’s borrowings are in fixed rate instruments. The Company enters into interest rate swap agreements to convert a portion of the fixed rate instruments to variable rate contracts. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note H to the consolidated financial statements contained in Item 8 of this Annual Report). The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company’s long term-debt.

	December 31, 2003
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
(Thousands of dollars)
Long-term debt, including current portion
Fixed rate(1)	—	—	—	—	—	$400,000	$400,000	$416,000
Average interest rate						9.25%
Variable rate	—	—	—	—	$22,900	—	$22,900	$22,900
Average interest rate					3.91%

	December 31, 2002
						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value
(Thousands of dollars)
Long-term debt, including current portion
Fixed rate	—	—	—	—	—	$400,000	$400,000	$225,000
Average interest rate						9.25%
Variable rate	$6,750	$7,000	$7,000	$773,650	$—	$—	$794,400	$794,400
Average interest rate	6.8%	6.8%	6.8%	6.7%

(1)	At March 31, 2004, the $400 million of 9.25% Senior Subordinated Notes due 2011 were in default under the indenture governing the notes due to the delay of the Company in filing its 2003 Form 10-K with the SEC (see Note H to the consolidated financial statements contained in Item 8 of this Annual Report).
In 2003, all variable rate debt outstanding at December 31, 2002 was repaid.
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. As such, in periods when certain currencies (particularly the euro) strengthen against the U.S. dollar, the Company’s results of operations are negatively impacted. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products provided by the Company in foreign markets where payments for its products are made in local currency. Accordingly, fluctuations in currency prices may affect the Company’s operating results.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
OM Group, Inc.
We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of consolidated operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company restated its 2002 and 2001 financial statements.
As discussed in Note C to the consolidated financial statements, the Company has given retroactive effect to a change in the method of accounting for certain inventory from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.
As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as of January 1, 2003, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002.

Cleveland, Ohio
March 28, 2005

Consolidated Balance Sheets

	December 31

		Restated

	2003	2002
(Thousands of dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$54,719	$12,470
Accounts receivable, less allowance of $2,022 in 2003 and $2,415 in 2002	136,700	100,226
Inventories	269,201	211,987
Advances to suppliers	19,400	7,128
Other	45,669	44,420

Total current assets	525,689	376,231
Property, plant and equipment, at cost
Land	5,511	5,410
Buildings and improvements	157,738	156,095
Machinery and equipment	470,435	466,508
Furniture and fixtures	16,287	18,189

	649,971	646,202
Less accumulated depreciation	238,611	203,200

	411,360	443,002
Other assets:
Goodwill	178,678	174,899
Receivables from joint venture partners	51,187	32,070
Other	44,524	54,644
Assets of discontinued operations	—	1,024,461

Total assets	$1,211,438	$2,105,307

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$6,750
Accounts payable	136,190	99,955
Accrued employee costs	15,623	7,724
Accrued restructuring costs	4,545	7,813
Retained liabilities of businesses sold	41,654	—
Accrued interest	1,896	10,346
Other	45,218	39,727

Total current liabilities	245,126	172,315
Long-term debt	430,466	1,195,637
Deferred income taxes	29,042	15,021
Shareholder litigation accrual	84,500	—
Minority interests	42,726	43,940
Other	29,126	26,028
Liabilities of discontinued operations	—	371,526
Stockholders’ equity:
Preferred stock, $.01 per value:
Authorized 2,000,000 shares, no shares issued or outstanding
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,494,098 shares in 2003 and 28,466,025 shares in 2002	285	284
Capital in excess of par value	495,107	494,546
Retained deficit	(160,724)	(244,388)
Treasury stock (14,025 shares in 2003 and 2002, at cost)	(710)	(710)
Accumulated other comprehensive income	17,086	34,058
Unearned compensation	(592)	(2,950)

Total stockholders’ equity	350,452	280,840

Total liabilities and stockholders’ equity	$1,211,438	$2,105,307

See accompanying notes to consolidated financial statements.

Statements of Consolidated Operations

	Year Ended December 31

		Restated

	2003	2002	2001
(Thousands of dollars, except per share data)
Net sales	$912,145	$738,928	$681,557
Cost of products sold	732,148	690,854	577,988

	179,997	48,074	103,569
Selling, general and administrative expenses	197,023	136,022	81,279

Income (loss) from operations	(17,026)	(87,948)	22,290
Other income (expense):
Interest expense	(41,052)	(39,690)	(35,135)
Foreign exchange gain (loss)	3,023	(6,517)	(1,425)
Investment and other income, net	12,392	1,616	49

Other income (expense)	(25,637)	(44,591)	(36,511)

Loss from continuing operations before income taxes and minority interest losses	(42,663)	(132,539)	(14,221)
Income tax expense (benefit)	14,534	(13,591)	129
Minority interest losses	(914)	(8,215)	(1,245)

Loss from continuing operations	(56,283)	(110,733)	(13,105)
Discontinued operations:
Income (loss) from operations, net of tax	8,199	(98,023)	(22,059)
Gain on disposal of Precious Metals Group, net of tax	131,748	—	—

Income (loss) from discontinued operations, net of tax	139,947	(98,023)	(22,059)

Net income (loss)	$83,664	$(208,756)	$(35,164)

Basic earnings (loss) per common share:
Continuing operations	$(1.99)	(3.95)	(0.55)
Discontinued operations	4.94	(3.50)	(0.91)

Net income (loss)	$2.95	$(7.45)	$(1.46)

Diluted earnings (loss) per common share:
Continuing operations	$(1.99)	(3.95)	(0.55)
Discontinued operations	4.94	(3.50)	(0.91)

Net income (loss)	$2.95	$(7.45)	$(1.46)

Cash dividends paid per common share	$—	$0.42	$0.52

See accompanying notes to consolidated financial statements.

Statements of Consolidated Cash Flows

	Year Ended December 31

		Restated

	2003	2002	2001
(Thousands of dollars)
Operating activities
Loss from continuing operations	$(56,283)	$(110,733)	$(13,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,442	50,131	43,750
Foreign exchange (gain) loss	(3,023)	6,517	1,425
Restructuring charges, less cash spent	7,678	78,695	—
Deferred income taxes	25,923	(20,553)	(1,532)
Minority interest losses	(914)	(8,215)	(1,245)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(37,681)	(12,658)	38,081
Increase in inventories	(58,128)	(15,412)	(4,822)
(Increase) decrease in advances to suppliers	(12,272)	288	(365)
Increase (decrease) in accounts payable	36,235	13,029	(8,054)
Increase in shareholder litigation accrual	84,500	—	—
Other, net	(14,212)	18,310	(48,044)

Net cash provided by (used in) operating activities	28,265	(601)	6,089
Investing activities
Expenditures for property, plant and equipment, net	(10,910)	(61,510)	(76,770)
Acquisitions of businesses — net of cash acquired	(11,151)	(13,275)	(1,124,944)
Proceeds from sales of businesses	871,281	4,000	525,473
Investment in Australian nickel company	—	(3,566)	—

Net cash provided by (used in) investing activities	849,220	(74,351)	(676,241)
Financing activities
Long-term borrowings	22,919	99,910	1,648,751
Payments of long-term debt	(794,400)	(226,205)	(900,000)
Proceeds from exercise of stock options	406	3,808	6,433
Proceeds from sale of common shares	—	226,205	—
Dividend payments	—	(11,899)	(12,494)
Purchase of treasury stock	—	—	(5,331)

Net cash (used in) provided by financing activities	(771,075)	91,819	737,359
Effect of exchange rate changes on cash and cash equivalents	6,238	1,092	(647)

Cash provided by (used in) continuing operations	112,648	17,959	66,560
Cash used in discontinued operations	(70,399)	(25,046)	(59,722)

Increase (decrease) in cash and cash equivalents	42,249	(7,087)	6,838
Cash and cash equivalents at beginning of year	12,470	19,557	12,719

Cash and cash equivalents at end of year	$54,719	$12,470	$19,557

See accompanying notes to consolidated financial statements

Statements of Consolidated Stockholders’ Equity

			Capital			Accumulated
	Common Stock		in Excess	Retained		Other
			of Par	Earnings	Treasury	Comprehensive	Unearned
	Shares	Dollars	Value	(Deficit)	Stock	Income (Loss)	Compensation	Total
(Dollars in thousands)
Balance at January 1, 2001, as originally reported	23,974	$240	$258,913	$256,183	$(4,853)	$(3,967)	$(386)	$506,130
Restatement adjustments	—	—	(400)	(176,888)	—	477	—	(176,811)

Balance at January 1, 2001	23,974	240	258,513	79,295	(4,853)	(3,490)	(386)	329,319
Change in accounting method from LIFO to FIFO	—	—	—	(51,736)	—	—	—	(51,736)

Balance at January 1, 2001, as restated	23,974	240	258,513	27,559	(4,853)	(3,490)	(386)	277,583
Other comprehensive loss:
Net loss	—	—	—	(35,164)	—	—	—	(35,164)
Unrealized losses on marketable securities	—	—	—	—	—	1,243	—	1,243
Unrealized gains and losses, net on effective portion of cash flow hedges	—	—	—	—	—	(1,019)	—	(1,019)
Minimum pension liability adjustment	—	—	—	—	—	(5,331)	—	(5,331)
Foreign currency translation adjustment	—	—	—	—	—	(5,775)	—	(5,775)

Total other comprehensive loss	—	—	—	—	—	—	—	(46,046)
Dividends paid	—	—	—	(12,494)	—	—	—	(12,494)
Exercise of employee stock options	184	2	—	(3,634)	10,065	—	—	6,433
Restricted stock grants	65	—	3,848	—	—	—	(3,848)	—
Restricted stock compensation	—	—	—	—	—	—	297	297
Treasury stock purchased	—	—	—	—	(5,331)	—	—	(5,331)
Non-employee directors’ compensation	—	—	153	—	—	—	—	153

Balance at December 31, 2001, as restated	24,223	242	262,514	(23,733)	(119)	(14,372)	(3,937)	220,595

Statements of Consolidated Stockholders’ Equity — continued

			Capital			Accumulated
	Common Stock		in Excess	Retained		Other
			of Par	Earnings	Treasury	Comprehensive	Unearned
	Shares	Dollars	Value	(Deficit)	Stock	Income (Loss)	Compensation	Total
(Dollars in thousands)
Other comprehensive loss:
Net loss	—	—	—	(208,756)	—	—	—	(208,756)
Unrealized losses on marketable securities	—	—	—	—	—	(1,243)	—	(1,243)
Unrealized gains and losses, net on effective portion of cash flow hedges	—	—	—	—	—	1,860	—	1,860
Minimum pension liability adjustment	—	—	—	—	—	(5,783)	—	(5,783)
Foreign currency translation adjustment	—	—	—	—	—	53,596	—	53,596

Total other comprehensive loss	—	—	—	—	—	—	—	(160,326)
Dividends paid	—	—	—	(11,899)	—	—	—	(11,899)
Exercise of employee stock options	183	2	3,806	—	—	—	—	3,808
Restricted stock grants	31	—	1,883	—	—	—	(1,883)	—
Restricted stock forfeitures	(10)	—	—	—	(591)	—	591	—
Restricted stock compensation	—	—	—	—	—	—	2,279	2,279
Non-employee directors’ compensation	—	—	178	—	—	—	—	178
Sale of common stock	4,025	40	226,165	—	—	—	—	226,205

Balance at December 31, 2002, as restated	28,452	284	494,546	(244,388)	(710)	34,058	(2,950)	280,840
Other comprehensive income:
Net income	—	—	—	83,664	—	—	—	83,664
Unrealized gains and losses, net on effective portion of cash flow hedges	—	—	—	—	—	5,848	—	5,848
Minimum pension liability adjustment	—	—	—	—	—	4,108	—	4,108
Foreign currency translation adjustment	—	—	—	—	—	(26,928)	—	(26,928)

Total other comprehensive income	—	—	—	—	—	—	—	66,692
Exercise of employee stock options	28	1	536	—	—	—	—	537
Restricted stock compensation	—	—	—	—	—	—	2,358	2,358
Non-employee directors’ compensation	—	—	25	—	—	—	—	25

Balance at December 31, 2003	28,480	$285	$495,107	$(160,724)	$(710)	$17,086	$(592)	$350,452

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(Amounts related to 2002 and 2001 have been restated)
A. Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the Company) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a cobalt smelter joint venture in the Democratic Republic of Congo (DRC). The joint venture is consolidated because the Company controls the joint venture. Minority interest is recorded for the remaining 45% interest. The Company has a 20% interest in an Australian nickel company that is accounted for by the equity method. The investment is included in Other assets on the Consolidated Balance Sheets, and equity income/loss is included in Investment and other income, net on the Statements of Consolidated Operations.
Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.
In the fourth quarter of 2003, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. The adoption of FIN No. 46 had no effect on the Company’s financial statements, as the Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as “special purpose entities” (SPE’s).
Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Revenue Recognition — Revenues are recognized when unaffiliated customers take title and assume ownership of products specified in their purchase agreements which generally occurs upon shipment of product or usage of consignment inventories.
Cost of Products Sold — Shipping and handling costs are included in cost of products sold.
Concentrations of Credit Risk — Concentration of credit risk in accounts receivable is limited due to the large number of customers. The Company does not require collateral from its customers. One customer’s receivable balance at December 31, 2003 and 2002 was $11.6 million and $4.5 million, respectively.
Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their net realizable value. The allowance was based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Bad debt expense is included in selling, general and administrative expenses and amounted to $1.2 million, $1.0 million and $1.6 million in 2003, 2002 and 2001, respectively.
Inventories — Inventories are stated at the lower of cost or market and valued using the first-in, first-out (FIFO) method. As described more fully in Note C, in 2003 the Company changed from the last-in, first-out (LIFO) method to the FIFO method of accounting for inventories. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt and nickel reference prices and changes in availability from suppliers. Monthly, the Company evaluates the need for a lower of cost or market adjustment to inventories based on the end of the month market price.
Receivables from Joint Venture Partners and Minority Interests — In 2001 and prior years, the Company financed the capital contribution for the 20% minority shareholder in its joint venture in the DRC. At December 31, 2003, the receivable from this partner was $21.8 million and such amount was repaid in 2004.
In 2001 and 2002, the Company refinanced a portion ($6.5 million) of the capital contribution for the 25% minority shareholder in its joint venture in the DRC. In December 2003, the Company refinanced an additional $22.9 million of the capital contribution for this partner. At December 31, 2003, the receivables from this partner

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
were $29.4 million. The receivables bear interest at 3.7% and are secured by the partner’s interest ($23.7 million at December 31, 2003) in the joint venture and are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). Dividends paid by the joint venture, if any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partner.
Advances to Suppliers — Advances to suppliers represent payments to raw material suppliers under certain raw material purchase agreements that require the Company to make payment prior to title and risk of loss of the material transferring to the Company. When title and risk of loss transfer to the Company, which generally occurs upon receipt of the material at the Company’s manufacturing location, the amount is reclassified to inventories.
Depreciation and Amortization — Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives of approximately 30 years for buildings, 3 to 15 years for equipment and 5 years for leasehold improvements. Finite lived intangible assets, principally patents, trademarks, acquired technology and capitalized software, are being amortized by the straight-line method over 5 to 17 years.
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except goodwill, and those to be disposed of by sale or otherwise. Long-lived assets, except goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value. The Statement also extends the reporting of a discontinued operation to a “component of an entity.” The adoption of this Statement resulted in the classification of certain manufacturing facilities and businesses to discontinued operations in 2002 (see Note D).
Goodwill — Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets as described in Note G. Upon adoption, the Company ceased the amortization of goodwill recorded in connection with previous business acquisitions. SFAS No. 142 changes the accounting for goodwill and indefinite life intangible assets from an amortization to a non-amortization approach requiring periodic testing for impairment of the asset. During the second quarter of 2002, the Company completed the initial impairment test for goodwill as of January 1, 2002 and determined that no impairment of goodwill existed as of that date. During the fourth quarters of 2003 and 2002, the Company completed the required annual impairment test and determined that the fair value of goodwill exceeded its carrying value. As described further in Note B, in connection with the restatement, the goodwill impairment charge of $30.2 million originally recorded as of December 31, 2002 has been reversed. At December 31, 2002, goodwill of approximately $5 million was allocated to discontinued operations, based upon the fair value of the Company’s copper powders business (which was sold in April 2003) compared to the overall fair value of the reporting unit.
Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (PMG), which was sold on July 31, 2003 (see Note D). Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that will become due and payable by the buyer subsequent to the sale date. Such items are primarily comprised of income taxes payable related to periods during which the Company owned PMG, and the portion of 2003 bonuses earned by PMG employees prior to August 1, 2003 that were paid by the seller in 2004 but earned prior to the sale date.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Research and Development — Research and development costs are charged to operations when incurred, are included in selling, general and administrative expenses and amounted to $10.0 million, $13.6 million and $10.3 million in 2003, 2002 and 2001, respectively.
Repairs and Maintenance — The Company expenses repairs and maintenance costs, including periodic maintenance shutdowns at its manufacturing facilities, when incurred.
Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.
Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiaries and related African operations is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the euro) are included in results of operations. The Company enters into forward contracts to partially hedge its balance sheet exposure to other currencies and, accordingly, gains and losses related to the forward contracts are also included in results of operations.
The functional currency for the Company’s other subsidiaries outside of the United States is the applicable local currency. For those operations, financial statements are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded as a component of other comprehensive income in stockholders’ equity.
Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk for nickel, interest rate risk related to borrowings, and foreign currency risk. The use of forward and future contracts to hedge nickel price risk is discussed in Note I. The use of interest rate swaps to hedge interest rate risk on the Company’s debt is discussed in Note H. The use of foreign exchange contracts to hedge foreign currency risk is also discussed in Note H.
During 2003, the Company entered into interest rate swap agreements that are designated as fair value hedges. For these hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings as equal and offsetting gains and losses in interest expense. All fair value hedges are 100% effective and therefore, there is no impact to earnings.
The Company has certain derivative instruments that are designated as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of other comprehensive income (loss) in stockholders’ equity and subsequently reclassified to results of operations when the hedged item affects results of operations. Any ineffective portions of such cash flow hedges are recognized immediately in results of operations.
The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in results of operations. These instruments are entered into to economically hedge certain movements in the price of nickel.
Stock Options and Compensation Plans — The Company grants stock options for a fixed number of shares to certain employees with an exercise price equal to the fair value of the shares at the date of grant and accounts for stock options using the fair value method.
In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value based method. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation expense has been recorded for restricted

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
stock granted to certain executive officers, but no expense was recorded for stock options granted to employees, as the exercise price of all such options equaled the market price of the common stock on the date of the grant. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123. Under the fair value method, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003. Accordingly, net income for 2003 includes compensation expense for stock options granted to employees in November 2003 of $0.1 million.
If the Company had elected to adopt the provisions of SFAS No. 123 and thereby record compensation expense related to employee stock compensation awards prior to January 1, 2003, pro forma results of operations would have been as follows (in thousands, except share data).

	Year Ended December 31

		Restated

	2003	2002	2001

Net loss from continuing operations	$(56,283)	$(110,733)	$(13,105)
Add: Stock-based employee compensation expense included in net loss from continuing operations, net of tax	2,476	2,431	3,339
Deduct: Total stock-based employee compensation expense using the fair value method for all awards, net of tax	(2,662)	(5,464)	(3,768)

Pro forma loss from continuing operations	$(56,469)	$(113,766)	$(13,534)

Basic loss from continuing operations:
As reported	$(1.99)	$(3.95)	$(0.55)

Pro forma	$(1.99)	$(4.06)	$(0.56)

Diluted loss from continuing operations:
As reported	$(1.99)	$(3.95)	$(0.55)

Pro forma	$(1.99)	$(4.06)	$(0.56)

Pro forma information regarding loss and loss per share from continuing operations is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and non-employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	Year Ended
	December 31

	2003	2002	2001

Risk-free interest rate	3.2%	2.7%	4.3%
Dividend yield	—	—	1.2%
Volatility factor of Company common stock	.42	.67	.24
Weighted-average expected option life (years)	5	5	5
During April 2002, the Company granted 28,000 shares of restricted stock to its former Chief Financial Officer. The restricted shares were scheduled to vest in increments of 4,000 shares from April 30, 2003 to April 30, 2009. The market value of the restricted stock award was $1.9 million and was recorded in unearned compensation in stockholders’ equity. On July 31, 2003, in connection with the sale of PMG, the compensation committee of the Board of Directors approved accelerated vesting of these restricted shares resulting in compensation expense of $1.6 million.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
During 2001, the Company granted 65,000 shares of restricted stock to certain executive officers. The restricted shares vest in equal increments on December 31, 2002, 2003 and 2004. The market value of the restricted stock awards was $3.8 million and has been recorded as a separate component of stockholders’ equity at December 31, 2002. During 2002, 10,000 shares of these restricted stock grants were forfeited.
Results of operations include compensation expense (after-tax) related to restricted stock grants of $1.6 million, $1.5 million and $0.2 million in 2003, 2002 and 2001, respectively.
Non-employee members of the Board of Directors are eligible to receive their annual retainer in the form of cash, stock options, or restricted stock. If stock options or restricted stock are elected, the acquisition price is 75% of the fair market value of the common stock and directors’ cash compensation is utilized to acquire the options or restricted stock. Also, directors electing to receive restricted stock receive additional restricted stock equal to 5% of their applied cash compensation. Accordingly, compensation expense is recognized for stock option and restricted stock grants elected by eligible directors.
Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.
B. Restatement
The consolidated financial statements have been restated to reflect adjustments to the financial information previously reported on Form 10-K for the years ended December 31, 2002 and 2001. The Company’s 2003 and 2002 quarterly financial information (see Note U) has also been restated to reflect adjustments to the Company’s previously reported financial information on Form  10-Q for the quarter ended September 30, 2003 and on Form 10-Q/A for the quarters ended June 30, 2003 and March 31, 2003. The restatement also affects periods prior to 2001. The restatement adjustments reduced previously reported retained earnings as of September 30, 2003 by $64.0 million. This restatement information is presented before the Company’s change from the LIFO to the FIFO method of valuing inventory as described in Note C. A summary of the impact of the restatement follows (in millions):

Increase in net income for the nine months ended September 30, 2003	$111.3
Increase in 2002 net income	125.1
Decrease in 2001 net income	(123.5)
Decrease in net income for years prior to 2001	(176.9)

Cumulative net decrease in previously reported retained earnings at September 30, 2003	$(64.0)

The following discussion focuses on the years ended December 31, 2002 and 2001, and the years prior to 2001. Quarterly impacts are discussed in Note U.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Overall Impact on Previously Filed Consolidated Financial Statements
The overall effect of restatement adjustments on the Company’s previously issued Statements of Consolidated Operations is as follows (in millions, except share data).

	Year Ended
	December 31

	2002	2001	Pre-2001	Total

Net income (loss) as originally reported	$(327.9)	$75.6
Pre-tax adjustments — continuing operations
Adjustments Resulting From the Audit Committee Investigation	56.3	(21.5)	$(85.0)	$(50.2)
Adjustments Resulting From Procedures Subsequent to the Audit Committee Investigation	16.5	(5.6)	(62.8)	(51.9)
Lower of Cost or Market Adjustments	66.6	(99.0)	(34.0)	(66.4)

Subtotal of adjustments	139.4	(126.1)	(181.8)	(168.5)
Tax effect/adjustments	(16.0)	33.7	36.5	54.2

Adjustments related to continuing operations	123.4	(92.4)	(145.3)	(114.3)
Adjustments related to discontinued operations	1.7	(31.1)	(31.6)	(61.0)

Total adjustments, net of tax	125.1	(123.5)	$(176.9)	$(175.3)

Net loss, as restated	$(202.8)	$(47.8)

Net income (loss) per common share — basic:
As originally reported	$(11.69)	$3.15
As restated	$(7.24)	$(1.99)
Net income (loss) per common share — diluted:
As originally reported	$(11.69)	$3.09
As restated	$(7.24)	$(1.99)
The restatement initially arose from an independent investigation conducted by the audit committee of the Company’s Board of Directors related to certain inventory accounting issues. The investigation, which commenced in December 2003, was conducted with the assistance of outside legal counsel and forensic accountants, and involved an extensive examination of the Company’s systems and procedures for valuing and reporting assets, liabilities and results of operations in the consolidated financial statements. The investigation included the review of accounting records, supporting documentation and e-mail communications, as well as interviews with numerous current and former employees.
A primary focus of the investigation was adjustments made by or directed to be made by certain former Corporate accounting personnel as part of the financial statement close process, after financial results were submitted to Corporate from the operating units (“top-side adjustments”). As a result of the investigation, the Company concluded that many of these top-side adjustments were not appropriate. The inappropriate adjustments and the impact of the restatement correcting entries are described more fully below under the caption “Adjustments Resulting from the Audit Committee Investigation.” The Company is cooperating with the SEC’s Division of Enforcement in its review of the findings of the audit committee with respect to evidence of accounting irregularities by former employees. The audit committee investigation concluded there was no evidence of wrongdoing by current employees.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
In connection with the restatement process, including expanded audit procedures at a number of locations worldwide, additional adjustments were identified. These adjustments are described below under the caption “Adjustments Resulting From Procedures Subsequent to the Audit Committee Investigation.”
In late 2003 and throughout the first nine months of 2004, the Company addressed comments from the SEC’s Division of Corporation Finance on periodic reports previously filed with the SEC. One of these comments challenged the Company’s methodology used to compute the lower of cost or market value of its inventory. As a result of this process, the Company revised its methodology to base its lower of cost or market computations using end of period market prices (as opposed to projected market prices), resulting in adjustments to amounts previously reported. The impact of this revision is included in the above table under the description “Lower of Cost or Market Adjustments.”
Adjustments Resulting From the Audit Committee Investigation
A summary of the pre-tax income effect on continuing operations resulting from the audit committee investigation follows (in millions):

	Increase (decrease) pre-tax income

	2002	2001	Pre-2001	Total

Inventories/cost of products sold	$25.5	$(11.7)	$(37.6)	$(23.8)
Harjavalta purchase accounting/operating expenses	(10.8)	(5.4)	(3.0)	(19.2)
Supplier receivables/cost of products sold	14.2	2.7	(24.7)	(7.8)
Miscellaneous operating expenses	(3.0)	(9.1)	(18.8)	(30.9)
Goodwill impairment charge reversal	30.2	—	—	30.2
Other	0.2	2.0	(0.9)	1.3

	$56.3	$(21.5)	$(85.0)	$(50.2)

Inventories/cost of products sold
This category includes numerous adjustments to inventory and related accounts that, in the aggregate, understated pre-tax income in 2002 by $25.5 million, and overstated pre-tax income in 2001 by $11.7 million and in years prior to 2001 by $37.6 million. The adjustments relate to the following issues:

•	In connection with the financial statement close process, Corporate accounting capitalized additional overhead costs related to certain of its operating units. The Company has since concluded that these adjustments, made in 2002 and prior years, were duplicative of amounts recorded at the operating unit level. These adjustments resulted in an overstatement of inventory at December 31, 2002 and 2001 of $17.2 million and $27.5 million, respectively. Pre-tax income as originally reported for 2002, 2001 and periods prior to 2001 was overstated/(understated) by $(10.2 million), $8.7 million and $18.8 million, respectively.

•	In years prior to 2002, the Company had unsupported amounts of work-in-process inventories and finished goods inventory in-transit to Company warehouses from its facility in Franklin, Pennsylvania. These issues resulted in an overstatement of inventory at December 31, 2002 and 2001 of $0 and $10.2 million, respectively. Pre-tax income as originally reported for 2002, 2001 and periods prior to 2001 was overstated/(understated) by $(10.2 million), $(0.3) million and $10.5 million, respectively.

•	The Company determined that there were errors in and unsupported adjustments to the valuation of inventory full absorption at the Company’s facility in Franklin, Pennsylvania. These errors resulted in an overstatement/ (understatement) of inventory at December 31, 2002 and 2001 of $(0.8 million) and $1.5 million, respectively. Pre- tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(2.3 million), $2.0 million and $(0.5 million), respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

•	Corporate accounting previously adjusted the cobalt inventory recovery yields realized from the refining process at its facility in Kokkola, Finland to estimated or expected recoveries. The Company has since concluded that these adjustments were not appropriate. These adjustments resulted in an overstatement of inventory at December 31, 2002 and 2001 of $0 million and $4.9 million, respectively. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/ (understated) by $(4.9 million), $2.6 million and $2.3 million, respectively.

•	The Company anticipated a decline in nickel prices in early 2002 and recorded a top-side adjustment to decrease accounts payable and cost of sales by $3.0 million, as certain of its raw material contracts price in the month after delivery. The Company subsequently determined that this adjustment was not appropriate. This adjustment resulted in an understatement of accounts payable at December 31, 2002 of $3.0 million. Pre-tax income as originally reported for 2002 was overstated by $3.0 million.

•	Previously reported inventory balances related to the Company’s Franklin facility included estimates for inventory containers, packaging and lab inventory. The estimates were inaccurate and unsupported. These amounts resulted in an overstatement of inventory/ other assets at December 31, 2002 and 2001 of $1.4 million and $2.7 million, respectively. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/ (understated) by $(1.3 million), $0 million and $2.7 million, respectively.

•	The Company identified other inappropriate top-side adjustments to inventory, which resulted in an overstatement of inventory at December 31, 2002 and 2001 of $2.9 million and $2.5 million, respectively. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/ (understated) by $0.4 million, $(1.3 million), and $3.8 million, respectively.
Harjavalta purchase accounting/operating expenses

•	In connection with its acquisition of Harjavalta, the Company established accruals or otherwise charged to goodwill certain amounts for a future maintenance shut-down; certain environmental and legal issues; a contract assumed in the acquisition which ultimately required the Company to pay amounts to the seller for operating costs of a nickel mine that the seller owned; and certain inventory issues. During 2002, 2001 and 2000, the Company incurred operating costs that should have been recorded as period costs in the Statement of Consolidated Operations, but were instead recorded as part of purchasing accounting, as they did not relate to conditions that existed at the date of the acquisition or were the result of operating decisions made subsequent to the acquisition date. The restatement includes these expenses in the consolidated statements of operations, with a corresponding reduction in goodwill. The amounts in 2002, 2001 and 2000, which resulted in an overstatement of pre-tax income, were $10.8 million, $5.4 million and $3.0 million, respectively.
Supplier receivables/cost of products sold

•	In years prior to 2001, the Company recorded receivables aggregating $26.9 million from three cobalt raw material suppliers. These receivables were recorded as top-side adjustments by Corporate accounting, on the basis of contractual disputes related to the metal content of purchased raw materials. The receivables were treated as prepaid inventory representing advance payments for future inventory shipments. A portion of such prepaid inventory was amortized to cost of sales as the inventory was sold — $1.1 million in 2002, $4.7 million in 2001, and $5.0 million in years prior to 2001. With the Harjavalta acquisition in 2000, $3.0 million was capitalized as part of the purchase price allocation (i.e., added to goodwill). We have since concluded that the Company waived its claim to these recoverable amounts in its dispute negotiations with the suppliers, or otherwise did not adequately document its position to support recording these assets. Accordingly, these amounts should have been charged to expense when the original inventory was consumed, rather than recorded as prepaid inventory attributable to future shipments. These amounts resulted in an overstatement of assets at December 31, 2002 and 2001 of $0 million and $14.2 million, respectively. Pre-tax income as originally

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(14.2 million), $(4.7 million) and $21.9 million, respectively.

•	In 2000, the Company purchased nickel raw material that was off-specification and incurred incremental costs to process this material to a usable form of approximately $2.0 million in 2001 and $2.8 million in 2000. The combined amount of $4.8 million was recorded as a receivable from the supplier by Corporate. However, the raw material contract included provisions for financial remedy for off-specification raw material, and the remedy properly was accounted for at the operating unit level. Therefore, the $4.8 million recorded at Corporate was duplicative of amounts recorded at the operating unit. This top-side receivable was reclassified to goodwill in 2002, when the Company acquired an interest in the mine that supplied this raw material. There is no documentation that this improperly recorded receivable was related to the purchase price for the mine. These amounts resulted in an overstatement of assets at December 31, 2002 and 2001 of $4.8 million. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated by $0, $2.0 million and $2.8 million, respectively.
Miscellaneous operating expenses

•	Corporate accounting made various top-side adjustments in 2002, 2001 and years prior to 2001 to capitalize costs that were expensed at the operating unit level for certain fixed asset projects, software implementation projects and miscellaneous other assets. The Company has since concluded that amounts recorded at the operating unit level properly accounted for these expenses, and the related top-side adjustments (including all corresponding depreciation and amortization of the related assets) should be reversed. These amounts resulted in an overstatement of assets at December 31, 2002 and 2001 of $22.8 million and $25.2 million, respectively. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(2.4 million), $10.1 million and $15.1 million, respectively.

•	In 2002, Corporate accounting recorded a $3.0 million contingent receivable as a top-side adjustment for an engineering design dispute with a third party related to construction of the Company’s joint venture smelter in the Congo. In July 2003, the Company settled this dispute and received a cash settlement from the third party. When the settlement was agreed to, the local operating unit recorded a receivable from the third party. Further, the cash was received and recorded at the operating unit level in 2003. Considering the amount recorded at the operating unit and by Corporate, the ultimate amount of the settlement was approximately $3.0 million less than the receivable recorded by the Company. The Company has since concluded that recording a contingent receivable/gain in 2002 at Corporate for this amount was not supportable based on the facts and circumstances. This adjustment resulted in an overstatement of assets at December 31, 2002 of $3.0 million, with a corresponding overstatement of 2002 pre-tax income.

•	The Company capitalizes interest on certain fixed asset construction projects. The Company has since concluded that the calculations were not in accordance with SFAS No. 34, Capitalization of Interest Cost. The Company re-calculated capitalized interest, resulting in restatement adjustments to correct both the capitalization of interest, and the corresponding depreciation expense. These amounts resulted in an overstatement of assets at December 31, 2002 and 2001 of $5.1 million and $2.7 million, respectively. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $2.4 million, $(1.0 million) and $3.7 million, respectively.
Goodwill impairment charge reversal

•	In 2002, the Company computed and recorded a goodwill impairment charge of $30.2 million in connection with the adoption of FAS No. 142, Goodwill and Other Intangible Assets. As part of the restatement, the Company has re-calculated whether goodwill was impaired in 2002, after considering the restatement adjustments and their impact on the net book value of the base metals reporting unit. Based on the revised

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

calculation, the Company has concluded that no goodwill impairment existed in 2002, and therefore the impairment charge is being reversed as part of the restatement.
Adjustments Resulting from Procedures Subsequent to the Audit Committee Investigation
A summary of the pre-tax income effect on continuing operations resulting from procedures subsequent to the audit committee investigation follows (in millions):

	Increase (decrease) pre-tax income

	2002	2001	Pre-2001	Total

Harjavalta purchase accounting/cost of products sold	—	—	$(5.2)	$(5.2)
Harjavalta purchase accounting/depreciation expense	$1.6	$1.6	1.2	4.4
Litigation	2.5	2.0	(4.5)	—
Interest receivables	12.0	(5.5)	(9.9)	(3.4)
Foreign currency remeasurement	(4.2)	(0.3)	(25.5)	(30.0)
Derivative accounting	1.3	(1.4)	—	(0.1)
Intercompany profit elimination	0.4	1.8	(3.7)	(1.5)
Other	2.9	(3.8)	(15.2)	(16.1)

	$16.5	$(5.6)	$(62.8)	$(51.9)

Harjavalta purchase accounting/cost of products sold

•	The Company determined the fair value of inventory acquired as of the April 4, 2000 acquisition date of Harjavalta was understated by $32.0 million. At December 31, 2000, $26.8 million should have remained in inventory due to the use of LIFO, and the remaining $5.2 million should have been charged to cost of products sold. As a result, pre-tax income as originally reported for 2000 was overstated by $5.2 million.
Harjavalta purchase accounting/depreciation expense

•	As a result of the adjustments to the purchase price allocation of Harjavalta, including inventory valuation as described in the preceding bullet point and the adjustments disclosed in the section above entitled “Harjavalta purchase accounting/ operating expenses,” the revised computation of goodwill resulted in an excess of fair value of assets acquired over purchase price (i.e., negative goodwill) of $32.0 million. Such amount has been applied against the acquired long-term assets, resulting in lower depreciation expense. As a result of these issues, pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(1.6 million), $(1.6 million) and $(1.2 million), respectively.
Litigation

•	In 2000, the Company recorded $4.5 million for anticipated recovery of contributions by the Company to a settlement trust and related legal fees for product liability litigation. The asset was reduced by $2.0 million in 2001, resulting in a recorded asset of $2.5 million at December 31, 2001. In December 2002, the $2.5 million balance was written-off. Based on a review of the facts and circumstances, including a legal judgment against the Company’s position in May 2000, the Company now believes that this asset should not have been recorded. These amounts resulted in an overstatement of assets at December 31, 2002 and 2001 of $0 million and $2.5 million, respectively. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(2.5 million), $(2.0 million) and $4.5 million, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Interest receivables

•	During construction of the smelter by the Company’s joint venture in years prior to 2001, the Company advanced $27.6 million to its joint venture partners. The Company recorded a receivable for such amount. Although there was no agreement between the Company and the joint venture partners providing for interest on the advance, the Company recorded interest income on the advances in 2001 and years prior to 2001 of $5.5 million and $9.9 million, respectively. In 2002, the Company established a reserve of $12.0 million against the interest receivable of $15.4 million. In 2003, the Company finalized a written agreement with one of the partners, which provided for the Company to receive $6.9 million of interest income. Such interest income, along with the related advance, were ultimately collected in 2003 and 2004.

In connection with the restatement, the Company concluded that the original interest recorded represented a contingent asset that should not have been recorded until a written agreement was finalized. Therefore, the interest receivable and the 2002 reserve have been reversed as part of the restatement adjustments. These amounts resulted in an overstatement of assets at December 31, 2002 and 2001 of $3.4 million and $15.4 million, respectively. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(12.0 million), $5.5 million and $9.9 million, respectively.
Foreign currency remeasurement

•	The Company identified several errors in the foreign currency remeasurement process of the results of operations from its two subsidiaries in Finland. These entities are US-dollar functional currency entities, as explained more fully in Note A. As a result of these errors, pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(7.8 million), $0.3 million and $25.5 million, respectively. The Company also identified an additional foreign currency issue related to one of its foreign holding companies which resulted in an overstatement of pre-tax income in 2002 of $12.0 million, representing foreign currency exchange gains recorded in the Statements of Consolidated Operations that should have been recorded in accumulated other comprehensive income.
Derivative accounting

•	The Company determined that appropriate hedging documentation as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was not in place at the time certain derivative instruments were executed. As a result, certain financial instruments should have been marked-to-market through operations. Pre-tax income as originally reported for 2002 and 2001 was overstated/ (understated) by $(1.3 million) and $1.4 million, respectively.
Intercompany profit elimination

•	The Company determined that intercompany profit in inventories was not eliminated for US GAAP purposes on certain purchases of material between its two Finnish operating units. Pre-tax income as originally reported for 2002, 2001 and years prior to 2001 was overstated/(understated) by $(0.4 million), $(1.8 million) and $3.7 million, respectively.
Other

•	Numerous other adjustments have been recorded as part of the restatement. Such adjustments typically represent expenses charged in a period that should have been taken in an earlier period. As a result of these items, pre-tax income as originally reported for 2002, 2001 and periods prior to 2001, in the aggregate, was overstated/(understated) by $(2.9 million), $3.8 million and $15.2 million, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Restatement Adjustments Related to Discontinued Operations
The Company also identified adjustments related to its discontinued operations. These adjustments correct income from discontinued operations as originally reported for 2002, 2001 and years prior to 2001 that was overstated/(understated) by $(1.7 million), $31.1 million and $31.6 million, respectively. These amounts are primarily due to improper inventory valuation at the Company’s former facilities in St. George, Utah and Midland, Michigan, that were written-off in 2002 upon disposal of such operations; and errors in the acquired inventory valuation of the Company’s precious metals business.
Restated Balance Sheet (Prior to the Change from LIFO to FIFO)
The following is a comparison of amounts originally reported on the Consolidated Balance Sheet at December 31, 2002 to amounts as restated at such date. The amounts presented do not reflect the change in accounting for the valuation of inventories described in Note C.

	As Originally	As
	Reported —	Restated —
	LIFO Basis(a)	LIFO Basis

(Thousands of dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$11,650	$12,470
Accounts receivable	99,632	100,226
Inventories	304,654	259,958
Other	90,365	51,548

Total current assets	506,301	424,202
Property, plant and equipment, net	505,229	443,002
Other assets:
Goodwill	182,208	174,899
Receivables from joint venture partners	32,070	32,070
Other	66,351	54,644
Assets of discontinued operations	1,046,977	1,024,461

Total assets	$2,339,136	$2,153,278

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$6,750	$6,750
Accounts payable	95,685	99,955
Other accrued expenses	53,518	68,611

Total current liabilities	155,953	175,316
Long-term debt	1,187,650	1,195,637
Deferred income taxes	64,136	12,163
Minority interests and other long-term liabilities	64,820	69,968
Liabilities of discontinued operations	396,691	371,526
Total stockholders’ equity	469,886	328,668

Total liabilities and stockholders equity	$2,339,136	$2,153,278

(a)	— Amounts are as presented in the 2002 Form 10-K, reclassified to present PMG as a discontinued operation and Fidelity Newark as a continuing operation (see Note D).

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Restated Statements of Consolidated Operations (Prior to the Change from LIFO to FIFO)
The following is a comparison of amounts originally reported on the Statements of Consolidated Operations for the years ended December 31, 2002 and 2001 to amounts restated for such years. The amounts presented do not reflect the change in accounting for the valuation of inventories described in Note C.

	2002		2001

	As Originally	As	As Originally	As
	Reported —	Restated —	Reported —	Restated —
	LIFO Basis(a)	LIFO Basis	LIFO Basis(a)	LIFO Basis
(In thousands, except share data)
Net sales	$739,143	$738,928	$681,091	$681,557
Cost of products sold(b)	726,004	683,904	461,202	596,338
Selling, general and administrative expenses(c)	242,572	136,022	82,865	81,279

Income (loss) from operations	(229,433)	(80,998)	137,024	3,940
Other income (expense), net	(26,952)	(44,591)	(42,197)	(36,511)
Income tax benefit (expense)	28,707	12,552	(28,166)	5,540
Income (loss) from continuing operations	(227,462)	(104,822)	66,631	(25,786)
Income (loss) from discontinuing operations, net of tax	(100,449)	(98,023)	9,009	(22,059)

Net income (loss)	$(327,911)	$(202,845)	$75,640	$(47,845)
Net income (loss) per common share — basic	$(11.69)	$(7.24)	$3.15	$(1.99)
Net income (loss) per common share — diluted	$(11.69)	$(7.24)	$3.09	$(1.99)

(a)	— Amounts are as presented in the 2002 Form 10-K, reclassified to present PMG as a discontinued operation and Fidelity Newark as a continuing operation (see Note D).

(b)	— In 2002, cost of products sold as originally reported included restructuring charges of $46.4 million. Cost of products sold as restated includes restructuring charges of $37.8 million.

(c)	— In 2002, selling, general and administrative expenses as originally reported included restructuring and other unusual charges of $162.7 million. Selling, general and administrative expenses as restated include restructuring charges of $44.7 million.

(d)	— In 2002, loss from discontinued operations as originally reported included restructuring charges of $120.6 million. Loss from discontinued operations as restated includes restructuring charges of $73.5 million.
C. Inventories and Change in Accounting Principle
Inventories consist of the following as of December 31 (in thousands),

		Restated

	2003	2002

Raw materials and supplies	$158,112	$112,188
Work-in-process	43,109	31,599
Finished goods	67,980	68,200

	$269,201	$211,987

Previously, substantially all of the Company’s inventories were accounted for under the last-in, first-out (LIFO) method of accounting. During the fourth quarter of 2003, the Company changed its method of accounting for inventories from the LIFO method to the first-in, first-out (“FIFO”) method for its continuing operations. As a result of the change, 2003 net income increased by $14.3 million, or $0.50 per diluted share, and the accompanying consolidated financial statements have been retroactively adjusted to reflect this change in

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
accounting principle for all periods presented. The impact of the change from LIFO to FIFO on retained earnings as of January 1, 2001 was a decrease of $51.7 million.
The effect of the change on restated income (loss) from continuing operations and per share amounts is as follows (in thousands, except share data):

	2002	2001

Loss from continuing operations, as restated using the LIFO method	$(104,822)	$(25,786)
Effect of change in accounting method to the FIFO method, applied retroactively	(5,911)	12,681

Loss from continuing operations, as adjusted using the FIFO method	$(110,733)	$(13,105)

Income (loss) from continuing operations per common share — diluted:
Loss from continuing operations per common share, as restated using the LIFO method	$(3.74)	$(1.08)
Effect of change in accounting method to the FIFO method	(0.21)	0.53

Loss from continuing operations per common share, as adjusted using the FIFO method	$(3.95)	$(0.55)

The effect of the change on restated net income and per share amounts is as follows (in thousands, except share data):

	2002	2001

Net loss, as restated using the LIFO method	$(202,845)	$(47,845)
Effect of change in accounting method to the FIFO method, applied retroactively	(5,911)	12,681

Net loss, as adjusted using the FIFO method	$(208,756)	$(35,164)

Net income (loss) per common share — diluted:
Net loss per common share, as restated using the LIFO method	$(7.24)	$(1.99)
Effect of change in accounting method to the FIFO method	(0.21)	0.53

Net loss per common share, as adjusted using the FIFO method	$(7.45)	$(1.46)

The Company has used the LIFO method of accounting at its principal manufacturing locations since its initial public offering in 1993. However, since that time, the Company has experienced a high degree of volatility in the reference/published prices of its primary raw materials — cobalt and nickel. The prices of these raw materials are not significantly impacted by inflation but rather by supply and demand dynamics and the impact of traders speculating in the market. This volatility resulted in debit LIFO reserves at each of the five year ends from 1998 to 2002, due to cumulative deflation in the Company’s inventory costs since its adoption of LIFO. The Company believes that this volatility in metal prices will continue, and the change to FIFO will result in a more meaningful measure of inventory stated at current cost. Further, the change to FIFO will result in an improvement to reporting interim results by eliminating the fluctuations caused by the need to estimate year-end pricing and quantities during the year in a volatile market. Finally, the change to FIFO will conform all of the Company’s inventory accounting to the FIFO method and will align the Company’s accounting method with many of its peer companies.
D. Divestiture of Precious Metals Group and Other Discontinued Operations
On July 31, 2003, the Company completed the sale of its Precious Metals Group (PMG) to Umicore N.A. for approximately $814 million. After transaction costs and expenses, the Company recorded a gain on the sale of

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
this business of $145.9 million ($131.7 million after-tax). This business was comprised of the Company’s Precious Metals Chemistry and Metal Management reportable segments, which were acquired by the Company in August 2001. PMG has been classified as a discontinued operation in 2003, and the consolidated financial statements of prior periods have been reclassified, where applicable, to reflect this business as a discontinued operation. The net proceeds were used to repay all of the Company’s indebtedness outstanding under its then-existing Senior credit facilities.
On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (SCM) for $63.7 million. The net proceeds were used to repay a portion of the Company’s indebtedness outstanding under its credit facilities. There was no gain or loss recorded on the sale of SCM, as this business was written-down by $2.6 million to its fair value in 2002. This business has also been presented as a discontinued operation in all years presented.
During the fourth quarter of 2002, the Company closed its manufacturing facilities in St. George, Utah (tungsten reclamation/cobalt recycling) and Midland, Michigan (tungsten carbide fine powders). These operations have also been classified as discontinued operations for all years presented.
During the third quarter of 2003, the Company concluded that, although the manufacturing operations were shut-down at the end of 2002, the revenue streams for the Fidelity nickel business in Newark, New Jersey have continued through tolling arrangements with outside processors and products sold from its facility in Malaysia. Therefore, the Company has reclassified the results of this business, which were classified in discontinued operations in the 2002 Form 10-K, to continuing operations for all years presented.
Operating results for discontinued operations are summarized as follows (in millions).

		Restated

	2003	2002	2001

Net sales	$2,415.6	$4,294.8	$1,687.3
Operating income (loss)	48.0	(18.9)	42.5
Interest expense	38.8	51.7	30.9
Income tax (benefit) expense	(15.3)	23.4	26.4
Income (loss)	8.2	(98.0)	(22.1)
The operating results summarized above include restructuring and other charges of $5.6 million and $73.5 million in 2003 and 2002, respectively, primarily to adjust these asset groups to their estimated net realizable value. The results also include an allocation of consolidated interest expense, based on the estimated proceeds from the sales of the PMG business and SCM that were required to be used to re-pay indebtedness outstanding under the Company’s bank agreement.
The assets and liabilities of these businesses, which have been classified as Assets of Discontinued Operations and Liabilities of Discontinued Operations at December 31, 2002, as restated, consist of the following (in millions):

Current assets	$884.6
Property, plant and equipment	107.5
Other long-term assets	32.4

Total assets	$1,024.5

Accounts payable and other accrued expenses	$236.8
Long-term liabilities	134.7

Total liabilities	$371.5

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Current assets include primarily accounts receivable and inventories. Other long-term assets include primarily specifically identifiable intangible assets and goodwill. The goodwill represents an allocation to SCM of a portion of the base metal reporting unit goodwill in accordance with the provisions of SFAS No. 142. The amount allocated was $5.0 million at December 31, 2002. There was no goodwill on the PMG acquisition.
E. Restructuring and Other Charges
During 2003, the Company recorded restructuring charges of $20.0 million, completing the program that began in the fourth quarter of 2002. These charges include $5.8 million classified in cost of products sold and $14.2 million classified in selling, general and administrative expenses. A summary of the charges, which have a cash component of approximately $9.5 million (primarily workforce reductions of $3.7 million, aircraft lease termination of $2.5 million and cash expenses related to the Thailand shut-down of $0.8 million), is as follows (in millions):

Exit of facilities	$10.7
Workforce reductions	3.7
Inventory and other asset write-downs	1.2
Other	4.4

$20.0

Charges for the exit of facilities include amounts related to the shut-down of the manufacturing operations of the electroless nickel business in Newark, New Jersey ($4.1 million); the shut-down of the manufacturing facility in Thailand ($2.8 million); relocation of the corporate headquarters and shut-down of an administrative facility in Cleveland, Ohio ($3.7 million). With respect to the electroless nickel business, the Company continues to serve customers in that market through manufacturing at its facility in Malaysia, and through tolling agreements in the United States. Other includes $2.5 million related to contract termination payments on the disposal of one of the Company’s corporate aircraft.
The charge for the Newark shut-down ($4.1 million) and the Thailand charges for inventory and fixed asset write-downs ($1.7 million) are included in cost of products sold.
During the fourth quarter of 2002, the Company recorded restructuring and other charges of $82.5 million — $37.8 million classified in cost of products sold and $44.7 million classified in selling, general and administrative expenses. The primary objectives of the restructuring plan were to de-leverage the balance sheet and to restore profitability in certain of the Company’s businesses that had been impacted by the weak economy including a sustained decline in the market price of cobalt. Specific actions included sales of certain non-core businesses; closure of certain facilities; headcount reductions; review and renegotiation of certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; liquidation of certain inventories; reduction of base metal inventory levels and production; and a re-alignment of the management team. The workforce reductions occurred worldwide and generally consisted of personnel in all business units, including corporate, and in most job classifications; charges for workforce reductions include cash payments paid and to be paid to terminated employees, and a charge of $1.5 million for accelerated vesting upon termination of restricted stock previously granted to the Company’s former Chief Operating Officer. Inventory and other asset write-downs primarily reflect inventory write-downs of $14.5 million as a result of the Company’s decisions to exit certain product lines, liquidate inventories to generate cash and reduce production levels at several facilities; write-off of amounts due from suppliers of $23.3 million as the Company reviewed and renegotiated certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; and the write-down of the Company’s investment in a nickel venture in Indonesia of $15.1 million. Facility exit and other primarily reflects contractual commitments and other costs related to the exit of certain product lines and impairment charges related to fixed assets which the Company has permanently idled.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
In addition to these charges, the Company also incurred 2003 charges of $2.2 million related to executive compensation awards that vested upon successful completion of the sale of PMG. These awards were comprised of a cash bonus of $0.6 million to the Company’s former Chief Executive Officer, and accelerated vesting of previously issued restricted stock awards to the Company’s former Chief Financial Officer totaling $1.6 million.
An analysis of restructuring activity for the Company’s continuing operations is summarized below (dollars in millions):

			Inventory and
	Number of	Workforce	Other Asset	Exit of Facilities
	Employees	Reductions	Write-downs	and Other(b)	Total

2002 Charges, as restated(a)	110	$8.5	$34.7	$39.3	$82.5
Utilized in 2002, as restated(c)	(42)	(3.3)	(34.7)	(36.7)	(74.7)

Balance at year-end	68	5.2	—	2.6	7.8
2003 charges	19	3.7	1.2	15.1	20.0
Utilized in 2003(c)	(87)	(5.8)	(1.2)	(16.3)	(23.3)

Balance at year-end	—	$3.1	$—	$1.4	$4.5

(a)	Amounts for 2002 have been reclassified to include the restructuring activity of the electroless nickel Newark business, which was reclassified to continuing operations from discontinued operations, and to exclude the restructuring activity of the PMG business, which was reclassified to discontinued operations (see Note D). Amounts for 2002 have also been adjusted for the restatement items (see Note B).

(b)	2002 amounts for Facility Exit and Other include severance costs for 42 associates at the electroless nickel Newark business.

(c)	The amounts utilized in 2003 and 2002 include cash paid in 2003 and 2002 of $12.3 million and $3.8 million, respectively. The accrual at December 31, 2003 was paid during 2004.

F.	Acquisitions
In August 2001, the Company acquired dmc2 Degussa Metals Catalysts Cerdec (PMG) for $1.1 billion. The acquisition was financed through a combination of debt and equity and the sale of certain assets. In September 2001, the Company completed the disposition of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of PMG for $525.5 million.
The remaining acquired PMG business was comprised of the precious metals chemistry and metal management segments. The assets acquired and liabilities assumed were recorded at estimated fair values. During 2002, the Company obtained final independent appraisals of the fair values of the acquired property, plant and equipment, and specifically identifiable intangible assets, and their remaining useful lives. A summary of the final purchase price allocation, as restated, is as follows (in millions):

Assets acquired	$854
Liabilities assumed	(278)
Fair value of assets sold	525

Total	$1,101

In connection with the finalization of the purchase price allocation, the Company determined that the fair value of the identifiable net assets acquired exceeded the cost of the acquired business, resulting in negative goodwill. In accordance with the provisions of SFAS No. 141, Business Combinations, this negative goodwill reduced, on a pro-rata basis, amounts assigned to the acquired long-term assets, primarily property, plant and equipment.
In December 2001, the Company purchased the metal organics division of Rhodia Holdings Limited and a nickel refining facility from Centaur Mining and Exploration Limited for an aggregate purchase price of $51 million. These businesses are included in the Company’s Cobalt and Nickel segments, respectively. The combined sales of these entities in 2001 were approximately $75 million. In connection with the finalization of

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
the purchase price allocations for these businesses in 2002, the Company recorded goodwill of approximately $24 million.
In April 2000, the Company acquired Outokumpu Nickel Oy (ONO) for a cash purchase price on the acquisition date of $188.1 million. During 2003, the Company made additional payments to the seller in the amount of $11.2 million under a contingent price participation clause of the original purchase agreement, whereby the seller is entitled to receive such payment based on a formula when the LME nickel price is above $3.50 per pound. Such price participation clause was in place through May 2004, at which time this original contract provision was renegotiated. As a result of this renegotiation, price participation payments made after May 2004 will be charged to cost of products sold rather than accounted for as acquisition cost. The ultimate aggregate purchase price for the ONO acquisition was $206.0 million, including price participation payments of $11.2 million in 2003 and $6.7 million in 2004. These price participation payments reduce negative goodwill as calculated in the initial purchase price allocation. In accordance with the provisions of APB 16, Business Combinations, such negative goodwill was recorded in the opening balance sheet as a reduction of acquired long-lived assets (primarily property, plant and equipment). The price participation payments are accounted for as a reduction of negative goodwill as initially calculated, resulting in an increase to long-lived assets as these payments are made. Depreciation expense on the increase in long-lived assets has been calculated and recorded on a prospective basis over the estimated remaining useful life of the acquired assets.
G. Goodwill and Other Intangible Assets
Effective January 1, 2002, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets. Upon adoption, the Company ceased the amortization of goodwill recorded in connection with previous business combinations. A reconciliation of net loss and net loss per common share for the year ended December 31, 2001, as restated, as if SFAS No. 142 had been adopted as of the beginning of that year, follows (in thousands, except share data):

Restated net loss from continuing operations	$(13,105)
Add back amortization of goodwill	6,133

Adjusted restated net loss from continuing operations	$(6,972)

Restated net loss per common share from continuing operations — assuming dilution	$(0.55)
Add back amortization of goodwill	0.25

Adjusted restated net loss per common share from continuing operations — assuming dilution	$(0.30)

SFAS No. 142 changes the accounting for goodwill and specifically identifiable indefinite lived intangible assets from an amortization to a non-amortization approach requiring periodic testing for impairment of the asset. Goodwill was tested for impairment as of January 1 and October 1, 2002 in connection with the adoption of SFAS No. 142 in 2002. Considering the restatement adjustments as described more fully in Note B, there was no impairment of the Company’s goodwill at these dates. In connection with the change in the Company’s reporting structure, the Company allocated its goodwill between the Cobalt and Nickel reporting units, based upon the relative fair values of these new reporting units on the date of the change. As of October 1, 2003, the Company performed the annual goodwill impairment test for the Cobalt and Nickel reporting units in accordance with the provisions of SFAS No. 142. This test indicated there was no impairment of goodwill as of that date.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
An analysis of goodwill activity follows (in thousands):

		Restated

	2003	2002

Balance at January 1	$174,899	$155,550
Finalization of Rhodia purchase price allocation	—	18,619
Other, primarily foreign exchange	3,779	730

Balance at December 31	$178,678	$174,899

Intangible assets are primarily patents. A summary of intangible assets as follows (in thousands):

		Restated

	2003	2002

Historical cost	$11,932	$11,721
Accumulated amortization	(6,929)	(5,586)

Intangible assets (recorded in other non-current assets)	$5,003	$6,135

All of the Company’s intangible assets have finite lives and will continue to be amortized over their useful lives. The weighted average amortization period was 9 years at December 31, 2003. Amortization expense related to other intangible assets for the years ended December 31, 2003 and 2002 was approximately $1.3 million and $0.9 million, respectively. Estimated annual pretax amortization expense for intangible assets amortization for each of the next five years is approximately $1.0 million for 2004 and 2005 and $0.2 million for 2006 - 2008.
H. Debt and Other Financial Instruments
Long-term debt consists of the following as of December 31 (in thousands):

		Restated

	2003	2002

Senior Secured Credit Facilities	$—	$794,400
Senior Subordinated Notes	400,000	400,000
Note payable — bank	22,919	—
Deferred gain on termination of cash flow hedges	7,377	7,987
Fair value of interest rate swaps (fair value hedges)	170	—

	430,466	1,202,387
Less: Current portion	—	6,750

Total long-term debt	$430,466	$1,195,637

On August 7, 2003, the Company entered into a new $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The new facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings under this facility during 2003. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (described immediately below), and the Company files its various delayed SEC reports and makes appropriate deliveries of such reports under the credit agreement and the indenture governing its public debt by specific dates, the latest of which is July 22, 2005. Until such time, the

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.
The Senior Subordinated Notes (the Notes) bear interest at 9.25% and mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Senior Subordinated Notes (see Note T). The delay in filing required periodic reports with the SEC during 2004 caused events of default under the indenture governing the Notes. The Company obtained waivers of the events of default from the noteholders but such waivers expired on October 31, 2004. The Company paid a total of $1.0 million to the noteholders for the waivers of the events of default. The noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate payment of the Notes. On March 31, 2004, the Company reclassified the $400 million of Notes from long-term debt to short-term debt as the Company failed to file its 2003 Form  10-K by such date. The payment of dividends on the Company’s common stock is prohibited due to the events of default under the indenture governing the Notes. At December 31, 2003, the fair value of the Notes, based upon the quoted market price, approximated $416 million.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bears interest at a rate of LIBOR plus 2.75% and matures in December 2008. In November 2004, the Company refinanced this loan with a Finland bank. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its Congo smelter joint venture partners. The loan receivable is recorded in Receivables from joint venture partners, bears interest at LIBOR plus 2.75% and matures in December 2008.
During December 2002, in connection with its restructuring program, the Company amended its then-existing senior credit facilities. The amended facilities consisted of a $225 million senior secured revolving facility and $698 million of term loans. The revolving facility and the term loans bore interest at a rate of LIBOR plus 5% and matured on April 1, 2006, with a LIBOR floor of 1.75%. These facilities were fully collateralized by a portion of the Company’s assets. The entire balance of these credit facilities was repaid from the net proceeds of the sale of SCM and PMG in 2003.
In August 2003, the Company entered into an interest rate swap agreement to convert the fixed rate on $50 million of Notes to a variable rate of LIBOR plus 4.10% for the period ending December 15, 2011. In addition, in November 2003, the Company entered into another interest rate swap to convert the fixed rate on $50 million of the Notes to a variable rate of LIBOR plus 4.39% for the period ending December 15, 2011. These swap agreements are designated as fair value hedges.
The Company had interest rate swap agreements to convert the variable interest rates on an aggregate contract amount of $40 million to an average fixed rate of 5.20% for the period ended February 14, 2003, and an additional $40 million to a fixed rate of 4.90% for the period ended April 25, 2003. These interest rate swap agreements were designated as cash flow hedges. The ineffectiveness of these cash flow hedges was recognized in the statement of consolidated operations as a component of investment and other income, net as an expense of $3.0 million in 2001.
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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
deferred and is being amortized to interest expense through the date on which the swaps were originally scheduled to mature.
At December 31, 2003, the combined effective rate of the Company’s borrowings and related swap agreements was 8.88%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparties to the interest rate swaps are international commercial banks. At December 31, 2003, the fair values of the Company’s interest rate swaps resulted in a $0.2 million receivable.
There are no scheduled maturities of long-term debt during 2004-2007, and $22.9 million is due in 2008. Interest paid on long-term debt, net of capitalized amounts, was $37.0 million, $37.0 million, and $37.0 million related to continuing operations and $41.1 million, $33.7 million and $28.2 million related to discontinued operations for the years ended December 31, 2003, 2002 and 2001, respectively. Interest capitalized as part of the acquisition or construction of major fixed assets at the Company’s continuing operations was $0.4 million in 2003, $2.6 million in 2002 and $4.9 million in 2001.
The Company enters into forward contracts to purchase euros to partially hedge its balance sheet exposure and other commitments to rate fluctuations between the U.S. dollar and the euro. At December 31, 2003, the notional value of these forward contracts approximated $5.9 million. The fair value of the forward contracts, based on current settlement prices at December 31, 2003, approximated $0.5 million receivable, which was recorded in the results of operations.
I. Metals Financial Instruments
The Company generally attempts to manage its exposure to metal prices by passing through to its customers increases or decreases in metal raw material prices by increasing or decreasing the price of its products. The Company also undertakes to minimize the effect on profitability of changes in the market price of nickel through hedging activities.
The Company enters into forward contracts to hedge the sale price of nickel products to certain customers. These contracts are designated as cash flow hedges. Therefore, realized gains and losses on these forward contracts are included as a component of net sales or cost of products sold, and are recognized when the related product is sold. Unrealized gains and losses are recorded in accumulated other comprehensive income. At December 31, 2003 and 2002, the notional value of the open contracts approximated $18.3 million and $15.8 million receivable, respectively. The fair value of open contracts, based on current settlement prices at December 31, 2003 and 2002, generated unrealized gains of approximated $10.3 million and $1.4 million, respectively, which are included in accumulated other comprehensive income. All open contracts at December 31, 2003 and 2002 mature by February 2005 and by December 2004, respectively.
In addition, the Company enters into hedging positions on a daily basis to protect its net sale/purchase position. The underlying contracts for these financial instruments do not qualify as accounting hedges under SFAS No. 133, and therefore they are marked-to-market with the related gains or losses recognized immediately in net income. The amount recorded in the statements of consolidated operations is a loss of $4.9 million and $0.8 million in 2003 and 2002, respectively, and a gain of $1.6 million in 2001, which are classified in cost of goods sold.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
J. Income Taxes
Income (loss) from continuing operations before income taxes and minority interest consists of the following (in thousands):

	Year Ended December 31

		Restated

	2003	2002	2001

United States	$(192,915)	$(116,090)	$(71,288)
Outside the United States	150,252	(16,449)	57,067

	$(42,663)	$(132,539)	$(14,221)

Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31

		Restated

	2003	2002	2001

Current:
United States:
Federal	$1,385	$—	$—
State and local	3	95	—
Outside the United States	(12,777)	6,867	1,661

	(11,389)	6,962	1,661
Deferred:
United States	—	—	—
Outside the United States	25,923	(20,553)	(1,532)

	25,923	(20,553)	(1,532)

	$14,534	$(13,591)	$129

	Year Ended December 31

		Restated

	2003	2002	2001

Income taxes at the United States statutory rate	$(14,932)	$(46,389)	$(4,977)
Effective tax rate differential of earnings outside of the United States	(24,657)	(9,194)	(19,642)
Repatriation of foreign earnings	23,345	21,000	21,000
Benefit of Malaysia tax holiday	(4,560)	(2,564)	(2,622)
Adjustment of worldwide tax liabilities	(2,614)	968	701
Non-deductible goodwill	—	—	685
Losses without tax benefits	37,528	20,702	3,968
Other, net	424	1,886	1,016

	$14,534	$(13,591)	$129

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Significant components of the Company’s deferred income taxes are as follows (in thousands):

	December 31

		Restated

	2003	2002

Current asset — operating accruals	$28,802	$28,280
Current liability — prepaid expenses	(2,646)	(2,615)
Non-current asset — benefit and litigation accruals	55,951	27,021
Non-current asset — operating loss carryforwards	106,399	128,164
Non-current liability — accelerated depreciation	(62,989)	(97,252)
Valuation allowance	(154,129)	(91,155)

Net deferred tax liability	$(28,612)	$(7,557)

Deferred income taxes are recorded in the Consolidated Balance Sheet in the following accounts (in thousands):

	December 31

		Restated

	2003	2002

Other non-current assets	$588	$8,724
Other current liabilities	(158)	(1,260)
Deferred income taxes — long-term liabilities	(29,042)	(15,021)

	$(28,612)	$(7,557)

At December 31, 2003, the Company had net operating loss carryforwards of approximately $289.9 million of which $271.7 million are U.S. federal and state net operating losses and $18.2 million are foreign net operating losses. These carryforwards expire at various dates from 2005 through 2023 (approximately $17.4 million of foreign net operating loss carryforwards have an indefinite carryforward period).
Where the Company has determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance has been established. The valuation allowance pertains to the deferred tax assets resulting principally from the net operating loss carryforwards in the United States. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the federal and state deferred tax assets.
The Company has not provided additional United States income taxes on approximately $214.7 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.
In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This agreement, which expires in 2006, reduced income tax expense by $4.6 million, $2.6 million and $2.6 million for 2003, 2002 and 2001 respectively. The Company previously paid estimated income taxes of $5.2 million of which $3.5 million was refunded to the Company in the fourth quarter of 2004 and the remaining $1.7 million is to be refunded in the second quarter of 2005. The refund of $3.5 million is included in Other current assets in the Consolidated Balance Sheets.
Income tax payments were $4.6 million, $1.6 million and $21.1 million in 2003, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
K. Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering all eligible employees. To be eligible for the plan, an employee must be a full-time associate for at least six months and at least 21 years of age. Company contributions are determined by the Board of Directors annually and are computed based upon participant compensation. The Company also sponsors a non-contributory, non-qualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan. Aggregate defined contribution plan expenses were $2.6 million, $0.1 million and $3.9 million in 2003, 2002 and 2001, respectively. Company contributions are directed by the employee into various investment options, including, without limitation, shares of Company stock. At December 31, 2003 and 2002, the plan had invested in 159,712 shares, or $4.2 million, and 260,619 shares, or $1.8 million, of Company stock, respectively, based on the market price of the stock at those dates.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The Company has a non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. The Company has other postretirement benefit plans (OPEB), primarily health care and life insurance for certain employees related to SCM. The measurement date used to determine both the pension and postretirement benefit measurements was October 31, 2003 and 2002. Components of plan obligations and assets at December 31 are as follows (in thousands):

			Other Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Benefit obligation at beginning of year	$(13,365)	$(12,528)	$(6,118)	$(6,390)
Service cost	—	—	(169)	(288)
Interest cost	(867)	(879)	(324)	(466)
Participant contributions	—	—	(165)	(250)
Actuarial (loss) gain	(663)	(712)	(1,082)	60
Benefits paid	839	754	425	440
Curtailment	—	—	3,300	776

Benefit obligation at end of year	(14,056)	(13,365)	(4,133)	(6,118)

Fair value of plan assets at beginning of year	8,777	10,469	—	—
Actual return on plan assets	1,465	(963)	—	—
Employer contributions	25	25	260	190
Participant contributions	—	—	165	250
Benefits paid	(839)	(754)	(425)	(440)

Fair value of plan assets at end of year	9,428	8,777	—	—

Benefit obligations in excess of plan assets	(4,628)	(4,588)	(4,133)	(6,118)
Unamortized:
Net loss	6,993	6,937	(452)	(1,567)
Post measurement date contributions	—	—	73	48
Prior service cost	—	—	421	676

Prepaid (accrued) benefit cost	$2,365	$2,349	$(4,091)	$(6,961)

Amounts recorded in the balance sheet consist of:
Other non-current liabilities	$(4,628)	$(4,588)	$(4,091)	$(6,961)
Accumulated other comprehensive income	6,993	6,937	—	—

Prepaid (accrued) benefit cost	$2,365	$2,349	$(4,091)	$(6,961)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The components of expense (income), net from benefit plans for the years ended December 31 2003, 2002 and 2001 are as follows (in thousands):

	Pension Benefits

	2003	2002	2001

Service cost	$—	$—	$—
Interest cost	867	879	853
Amortization of unrecognized net loss	176	79	(31)
Expected return on plan assets	(1,033)	(1,123)	(1,129)

	$10	$(165)	$(307)

	Other Postretirement
	Benefits

	2003	2002	2001

Service cost	$169	$288	$245
Interest cost	324	466	418
Net amortization	(18)	15	17
Curtailment gain	(3,085)	—	—

	$(2,610)	$769	$680

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	2003	2002

Discount rate	6.25%	6.75%
Return on pension plan assets	8.75%	9.00%
Rate of compensation increase	—	2.75%
Projected health care cost trend rate	14.00%	7.50%
Ultimate health care cost trend rate	6.00%	5.50%
Year ultimate health care trend rate is achieved	2011	2006
The Company employs a total return investment approach for the defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies.
The Company’s pension plan weighted-average asset allocations and target allocation by asset category are as follows:

	Target
	Allocation	December 31,

	2004	2003	2002

Equity securities	65%	65%	60%
Debt securities	35%	35%	39%
Other	—	—	1%

Total Assets	100%	100%	100%

The Company’s investment objective for defined benefit plan assets is to meet the plan’s benefit obligations, without undue exposure to risk. The investment strategy focuses on asset class diversification, liquidity to meet

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
benefit payments and an appropriate balance of long-term investment return and risk. The Investment Committee oversees the investment allocation process, which includes the selection and evaluation of the investment manager, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance.
The Company contributed $0.7 million to its pension plan and $0.5 million to its OPEB in 2004. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ greatly from current estimates. Expected benefit payments are as follows (in thousands):

Expected benefit payments	Pension	OPEB

2004	$850	$425
2005	875	425
2006	900	450
2007	925	475
2008	950	500
2009-2013	5,125	2,750
Assumed health care cost trend rates may have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect (in thousands):

	1% Increase	1% Decrease

2003 benefit cost	$67	$(54)
Recorded liability at December 31, 2003	$606	$(528)
The Medicare Prescription Drug, Improvement and Modernization Act (“Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company has elected to defer recognition of the Act. Therefore, the effects of this Act have not been reflected in the postretirement benefit obligation or expense (income), net from the postretirement benefit plan. The Company may choose to amend the postretirement medical plan to reflect the benefits of the Act.
L. Stockholders’ Equity
In 1996, the Company’s Board of Directors adopted a Stockholder Rights Agreement. Under this plan, rights were constructively distributed as a dividend at the rate of one right for each share of common stock outstanding. The rights become exercisable if a person or group (Acquiring Person) acquires or attempts to acquire 15% or more of the shares of common stock outstanding. In the event that the rights become exercisable, each right (except for rights beneficially owned by the Acquiring Person, which become null and void) would entitle the holder to purchase one one-hundredth share of Series A Participating Preferred Stock at an initial purchase price of $160 per share, subject to adjustment.
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
OM Group, Inc. and Subsidiaries — Continued
The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per Right. The Rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. The Rights expire on November 14, 2006.
M. Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and
		Losses, Net	Unrealized	Additional	Accumulated
	Foreign	on Cash Flow	Loss on	Minimum	Other
	Currency	Hedging	Available for —	Pension	Comprehensive
	Translation	Derivatives	Sale Securities	Liability	Income (Loss)
(in thousands)
Balance at December 31, 2000, as restated	$(3,490)	$—	$—	$—	$(3,490)
Cumulative effect of accounting change—SFAS No. 133	—	(1,558)	—	—	(1,558)
Reclassification adjustments	—	856	—	—	856
Current period (credit) charge	(5,775)	(487)	1,912	(5,331)	(9,681)
Deferred taxes	—	170	(669)	—	(499)

Balance at December 31, 2001, as restated	(9,265)	(1,019)	1,243	(5,331)	(14,372)
Reclassification adjustments	—	1,019	(1,243)	—	(224)
Current period (credit) charge	53,596	1,294	—	(7,371)	47,519
Deferred taxes	—	(453)	—	1,588	1,135

Balance December 31, 2002, as restated	44,331	841	—	(11,114)	34,058
Reclassification adjustments	(74,297)	(841)	—	2,484	(72,654)
Current period charge	47,369	10,291	—	1,624	59,284
Deferred taxes	—	(3,602)	—	—	(3,602)

Balance December 31, 2003	$17,403	$6,689	$—	$(7,006)	$17,086

N. Earnings Per Share
The following table sets forth the computation of basic and dilutive loss per share from continuing operations for the years ended December 31:

		Restated

	2003	2002	2001
(in thousands except per share amounts)
Loss from continuing operations	$(56,283)	$(110,733)	$(13,105)
Weighted average shares outstanding—basic and diluted	28,354	28,039	24,021
Basic loss per common share from continuing operations	$(1.99)	$(3.95)	$(0.55)

Dilutive loss per common share from continuing operations	$(1.99)	$(3.95)	$(0.55)

For 2003 and 2002, 0.6 million and 1.9 million stock options and restricted stock, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The following table sets forth the computation of basic and dilutive net income (loss) per common share for the years ended December 31:

		Restated

	2003	2002	2001
(in thousands except per share amounts)
Net income (loss)	$83,664	$(208,756)	$(35,164)
Weighted average shares outstanding	28,354	28,039	24,021
Dilutive effect of stock options and restricted stock	14	—	—

Weighted average shares outstanding — assuming dilution	28,368	28,039	24,021

Basic net income (loss) per common share	$2.95	$(7.45)	$(1.46)

Dilutive net income (loss) per common share	$2.95	$(7.45)	$(1.46)

For 2003 and 2002, 0.6 million and 1.9 million stock options and restricted stock, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
O. Stock Plans
The Company’s 2002 Stock Incentive Plan authorizes the grant of options and restricted stock to employees of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to management personnel of up to one and one-half percent of the total number of issued and outstanding shares of common stock of the Company on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of outstanding common stock. The Company’s 1995 Non-Employee Directors’ Equity Compensation Plan has also authorized the grant of options to non-employee members of the Board of Directors for up to 250,000 shares of the Company’s common stock. All options granted have 10-year terms. Options granted prior to 2003 vest and become fully exercisable at the end of the next fiscal year following the year of grant. Options granted during 2003 generally vest over three years.
A summary of the Company’s stock option activity follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,596,561	$40.31	1,725,045	$37.53	1,850,263	$30.33
Granted	322,409	18.18	54,700	62.83	265,276	57.33
Exercised	(27,910)	14.57	(183,184)	20.81	(390,494)	16.48
Cancelled	(562,369)	44.44	—	—	—	—

Outstanding at December 31	1,328,691	$33.82	1,596,561	$40.31	1,725,045	$37.53
Exercisable at end of year	1,006,282		1,541,861		1,472,933
Weighted-average fair value of options granted during the year		$8.20		$36.68		$14.86
The weighted-average remaining contractual life of options outstanding is approximately seven years.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The following summarizes stock options outstanding and exercisable at December 31, 2003:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Shares	Life	Price	Shares	Price

Range of exercise prices:
$11.06-$16.59	72,266	1.1	$12.88	72,266	$12.88
$16.60-$24.90	403,610	8.4	$18.47	81,201	$19.64
$24.91-$37.37	383,503	5.2	$33.54	383,503	$33.54
$37.38-$56.07	298,312	6.2	$44.64	298,312	$44.64
$56.08-$66.45	171,000	8.3	$60.62	171,000	$60.62
P. Commitments and Contingencies
The Company has entered into raw material purchase contracts for primarily cobalt and nickel with various third parties in the normal course of business. The aggregate estimated future payments under these contracts are as follows (in thousands):

2004	$635,401
2005	518,298
2006	256,697
2007	201,268
2008	193,320
2009	40,262

Total	$1,845,246

For 2004, the amount is the actual payments made for raw materials purchased under these contracts during the year. For 2005 through 2009, the amounts reflect estimated future payments based on committed tons of material per the applicable contract multiplied by the reference/market price of each metal. The price used in the computation is the average daily price for the last week of December 2004 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.
In November 2002, the Company received notice that shareholder class action lawsuits were filed against the Company related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the members of the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. During 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant.
In November, 2002 the Company also received notice that shareholder derivative lawsuits had been filed against the members of the Company’s Board of Directors. Derivative plaintiffs allege the directors breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs seek a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors to

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July, 2004 the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings for the period 1999-2003.
The Company has been engaged in mediation sessions with the plaintiffs regarding the shareholder class action and shareholder derivative lawsuits. The Company anticipates these lawsuits will be resolved during 2005. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into an “Agreement to Settle Class Action” (Agreement) dated March 7, 2005, which is an agreement in principle that outlines the general terms of a proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement. Based on the Agreement and the Company’s consideration of the shareholder derivative lawsuits described above, the Company has recorded a charge to administrative expense and a reserve of $84.5 million at December 31, 2003. The settlement would be payable $76.0 million in cash and $8.5 million in common stock. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. Insurance proceeds of approximately $15 million have been received and utilized in 2003, 2004 and 2005 to cover legal expenses related to these lawsuits. Potential remaining insurance proceeds of up to approximately $30 million may be available and will be recorded when received.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters.
A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2003 and 2002, the Company has recorded environmental reserves of $14.2 million and $12.5 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in St. George, Utah, Newark, New Jersey, and Vasset, France. These amounts are included in Other long-term liabilities on the Consolidated Balance Sheets.
Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that any sum it may be required to pay in connection with environmental matters, as well as other legal proceedings arising out of operations in the normal course of business, is not reasonably likely to exceed amounts accrued by an amount that would have material adverse effect upon its financial condition, results of operations, or cash flows.
Q. Lease Obligations
The Company rents office space and equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $6.7 million in 2003, $5.2 million in 2002 and $4.3 million in 2001.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Future minimum payments under noncancellable operating leases at December 31, 2003 are as follows (in thousands):

Year Ending December 31

2004	$4,357
2005	3,803
2006	3,134
2007	2,940
2008	2,777
2009 and thereafter	4,601

Total minimum lease payments	$21,612

R. Investment and Other Income, Net

	2003	2002	2001
(in thousands)
Interest income from joint venture partner	$6,895	$—	$—
Gain on sale of businesses	4,609	1,213	—
Loss on ineffective interest rate swaps	—	—	(2,996)
Other, net	888	403	3,045

Total	$12,392	$1,616	$49

During construction of the Company’s joint venture smelter in the Congo during 1998-2001, the Company funded capital expenditures of approximately $23.6 million on behalf of one of its partners. During 2003, the Company finalized agreements with the partner regarding this arrangement, which included a provision for interest on the amounts paid by the Company on behalf of the partner. The Company recorded the interest income of $6.9 million when the agreements were finalized in 2003. As of December 31, 2004, both the amounts funded by the Company and the interest income receivable have been fully collected.
S. Reportable Segments and Geographic Information
Effective January 1, 2003, the Company operates in two business segments — Cobalt and Nickel. The Cobalt segment includes products manufactured using cobalt and other metals including copper, zinc, manganese, and calcium. The Nickel segment includes nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes.
One customer represented approximately 13% and 12% of net sales in 2003 and 2002, respectively. Another customer represented 14% of net sales in 2001.
The accounting policies of the segments are generally the same as the policies described under “Significant Accounting Policies” in Note A above. Intersegment sales are accounted for at generally the same prices as if the sales were made to third parties.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
While the primary manufacturing sites are in Finland, the Company also has manufacturing and other facilities in Australia, Canada, United States, Europe and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 25% of the Company’s investment in property, plant and equipment is located in the Democratic Republic of Congo where the Company operates a smelter through a 55% owned joint venture.
These segments correspond to management’s approach to aggregating products and business units, making operating decisions and assessing performance. The following table reflects the results of the segments (in thousands).

		Restated

	2003	2002	2001

Business Segment Information
Net Sales
Cobalt	$379,890	$354,042	$336,418
Nickel	567,897	428,336	391,060
Intercompany sales between segments	(35,642)	(43,450)	(45,921)

	$912,145	$738,928	$681,557

Segment operating profit (loss)
Cobalt(a)	$55,036	$(40,776)	$3,012
Nickel(b)	58,263	22,701	39,491
Corporate(c)	(130,325)	(69,873)	(20,213)

	(17,026)	(87,948)	22,290

Interest expense	(41,052)	(39,690)	(35,135)
Foreign exchange gain/(loss)	3,023	(6,517)	(1,425)
Investment and other income, net	12,392	1,616	49

	(25,637)	(44,591)	(36,511)

Loss from continuing operations before income taxes and minority interests	$(42,663)	$(132,539)	$(14,221)

Total assets
Cobalt	$647,615	$642,075
Nickel	539,008	413,270
Corporate	24,815	25,501
Discontinued operations	—	1,024,461

	$1,211,438	$2,105,307

Expenditures for property, plant & equipment
Cobalt	$5,713	$23,378	$46,290
Nickel	5,197	37,856	30,480
Corporate	—	276	—

	$10,910	$61,510	$76,770

Depreciation and amortization
Cobalt	$35,458	$33,536	$27,440
Nickel	18,674	16,376	16,103
Corporate	2,310	219	207

	$56,442	$50,131	$43,750

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Following is a summary of goodwill by segment at January 1, 2003 and December 31, 2003. Prior to 2003, all of the Company’s goodwill related to its former base metals segment. In 2003, in connection with the Company’s restructuring, the Company revised its internal reporting structure, resulting in two reportable segments: Cobalt and Nickel.

	Carrying Amount of Goodwill

			OMG
	Cobalt	Nickel	Consolidated

Balance at January 1, 2003	$110,186	$64,713	$174,899
Foreign currency translation	3,779	—	3,779

Balance at December 31, 2003	$113,965	$64,713	$178,678

		Property,
	Net	Plant and
	Sales(d)	Equipment

Geographic Region Information
2003
Finland	$608,007	$218,957
United States	136,814	33,489
Japan	105,989	141
Other	61,335	52,789
Democratic Republic of Congo	—	105,984

	$912,145	$411,360

	Restated
2002
Finland	$484,896	$229,637
United States	145,437	48,042
Japan	48,057	210
Other	60,538	47,441
Democratic Republic of Congo	—	117,672

	$738,928	$443,002

Restated
2001
Finland	$470,307
United States	147,721
Other	63,529

$681,557

(a)	Cobalt segment operating profit (loss) in 2003 and 2002 includes restructuring charges of $9.6 million and $39.1 million, respectively.

(b)	Nickel segment operating profit (loss) in 2003 and 2002 includes restructuring charges of $4.1 million and $6.4 million, respectively.

(c)	Corporate expenses in 2003 include a charge of $84.5 million related to the shareholder litigation and restructuring charges of $6.3 million. Corporate expenses in 2002 include restructuring charges of $37.0 million.

(d)	Net sales attributed to the geographic area based on the location of the manufacturing facility, except for Japan, which is a sales office.
T. Guarantor and Non-Guarantor Subsidiary Information
In December 2001, the Company issued $400 million in aggregate principal amount of 9.25% Senior Subordinated Notes due 2011. These notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. The guarantees are full, unconditional and joint and several.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The Company’s foreign subsidiaries are not guarantors of these Notes. The Company as presented below represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows (in thousands):

	December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data
Current assets:
Cash and cash equivalents	$8,839	$4,553	$41,327	$—	$54,719
Accounts receivable	424,455	45,979	511,343	(845,077)	136,700
Inventories	—	33,151	236,050	—	269,201
Other assets	166	4,712	60,191	—	65,069

Total current assets	433,460	88,395	848,911	(845,077)	525,689
Property, plant and equipment — net	—	37,606	373,754	—	411,360
Goodwill	75,830	68,908	33,940	—	178,678
Intercompany receivables	287,620	—	1,027,343	(1,314,963)	—
Investment in subsidiaries	55,124	—	2,160,526	(2,215,650)	—
Other assets	11,711	9,804	74,196	—	95,711

Total assets	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

Current liabilities:
Accounts payable	$(5,290)	$76,677	$571,427	$(506,624)	$136,190
Other accrued expenses	14,513	28,303	66,120	—	108,936

Total current liabilities	9,223	104,980	637,547	(506,624)	245,126
Long-term debt	407,547	—	22,919	—	430,466
Deferred income taxes	5,265	—	23,777	—	29,042
Other long-term liabilities and minority interest	91,258	15,415	49,679	—	156,352
Intercompany payables	—	419,566	1,220,445	(1,640,011)	—
Stockholder’s equity	350,452	(335,248)	2,564,303	(2,229,055)	350,452

Total liabilities & stockholder’s equity	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement
Net sales	$—	$166,462	$1,008,933	$(263,250)	$912,145
Cost of products sold	—	128,806	866,592	(263,250)	732,148

	—	37,656	142,341	—	179,997
Selling, general and administrative expenses	—	159,338	37,685	—	197,023

Income (loss) from operations	—	(121,682)	104,656	—	(17,026)
Interest expense	(69,116)	(12,031)	(31,214)	71,309	(41,052)
Investment and other income, net	14,202	6,268	63,231	(71,309)	12,392
Foreign exchange gain (loss)	(4,236)	194	7,065	—	3,023

Income (loss) before income taxes and minority interest	(59,150)	(127,251)	143,738	—	(42,663)
Income tax expense	—	—	14,534	—	14,534
Minority interest losses	—	—	(914)	—	(914)

Income (loss) from continuing operations	(59,150)	(127,251)	130,118	—	(56,283)
Income (loss) from discontinued operations, net of tax	120,042	(47,155)	67,060	—	139,947

Net income (loss)	$60,892	$(174,406)	$197,178	$—	$83,664

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided (used) by operating activities	$(57,964)	$7,919	$78,310	$—	$28,265
Investing activities:
Expenditures for property plant and equipment — net	—	(5,074)	(5,836)	—	(10,910)
Acquisition of businesses	(11,151)	—	—	—	(11,151)
Proceeds from sale of businesses	871,281	—	—	—	871,281

Net cash provided (used) by investing activities	860,130	(5,074)	(5,836)	—	849,220
Financing activities:
Long-term borrowings	—	—	22,919	—	22,919
Payments of long-term debt	(794,400)	—	—	—	(794,400)
Proceeds from exercise of stock options	406	—	—	—	406

Net cash provided (used) by financing activities	(793,994)	—	22,919	—	(771,075)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,238	—	6,238

Cash provided by continuing operations	8,172	2,845	101,631	—	112,648
Cash used by discontinuing operations	—	—	(70,399)	—	(70,399)

Increase in cash and cash equivalents	8,172	2,845	31,232	—	42,249
Cash and cash equivalents at beginning of the year	667	1,708	10,095	—	12,470

Cash and cash equivalents at end of the year	$8,839	$4,553	$41,327	$—	$54,719

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2002, as restated

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data
Current assets:
Cash and cash equivalents	$667	$1,708	$10,095	$—	$12,470
Accounts receivable	752,800	94,587	334,290	(1,081,451)	100,226
Inventories	—	39,315	172,672	—	211,987
Other assets	5,904	4,279	41,365	—	51,548

Total current assets	759,371	139,889	558,422	(1,081,451)	376,231
Property, plant and equipment — net	652	47,345	395,005	—	443,002
Goodwill	75,703	68,668	30,528	—	174,899
Intercompany receivables	829,356	—	1,323,936	(2,153,292)	—
Investment in subsidiaries	(143,762)	360,631	2,220,700	(2,437,569)	—
Assets of discontinued operations	—	253,935	770,526	—	1,024,461
Other assets	14,426	11,973	60,315	—	86,714

Total assets	$1,535,746	$882,441	$5,359,432	$(5,672,312)	$2,105,307

Current liabilities:
Current portion of long-term debt	$6,750	$—	$—	$—	$6,750
Accounts payable	56,079	339,388	418,234	(713,746)	99,955
Other accrued expenses	(11,688)	24,072	53,226	—	65,610

Total current liabilities	51,141	363,460	471,460	(713,746)	172,315
Long term debt	1,195,637	—	—	—	1,195,637
Deferred income taxes	—	—	15,021	—	15,021
Other long-term liabilities	8,128	11,873	49,967	—	69,968
Intercompany payables	—	405,951	1,331,616	(1,737,567)	—
Liabilities of discontinued operations	—	56,830	314,696	—	371,526
Stockholders’ equity	280,840	44,327	3,176,672	(3,220,999)	280,840

Total liabilities and stockholders’ equity	$1,535,746	$882,441	$5,359,432	$(5,672,312)	$2,105,307

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2002, as restated

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data
Net sales	$—	$163,746	$783,979	$(208,797)	$738,928
Cost of products sold	—	133,226	766,425	(208,797)	690,854

	—	30,520	17,554	—	48,074
Selling, general and administrative expense	—	102,222	33,800	—	136,022

Loss from operations	—	(71,702)	(16,246)	—	(87,948)
Interest expense	(77,964)	(13,273)	(15,781)	67,328	(39,690)
Investment and other income, net	15,910	527	52,507	(67,328)	1,616
Foreign exchange gain (loss)	819	4	(7,340)	—	(6,517)

Income (loss) before income taxes and minority interest	(61,235)	(84,444)	13,140	—	(132,539)
Income tax benefit	—	—	(13,591)	—	(13,591)
Minority interest losses	—	—	(8,215)	—	(8,215)

Income (loss) from continuing operations	(61,235)	(84,444)	34,946	—	(110,733)
Income (loss) from discontinued operations, net of tax	(14,073)	37,667	(121,617)	—	(98,023)

Net loss	$(75,308)	$(46,777)	$(86,671)	$—	$(208,756)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2002, as restated

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided (used) by operating activities	$(78,949)	$7,452	$70,896	$—	$(601)
Investing activities:
Expenditures for property plant and equipment — net	—	(6,151)	(55,359)	—	(61,510)
Acquisitions of businesses	(13,275)	—	—	—	(13,275)
Proceeds from sale of businesses	4,000	—	—	—	4,000
Investments in nonconsolidated joint ventures	(3,566)	—	—	—	(3,566)

Net cash used by investing activities	(12,841)	(6,151)	(55,359)	—	(74,351)
Financing activities:
Long-term borrowings	99,910	—	—	—	99,910
Payments of long-term debt	(226,205)	—	—	—	(226,205)
Proceeds from exercise of stock options	3,808	—	—	—	3,808
Proceeds from sale of common shares	226,205	—	—	—	226,205
Dividend payments	(11,899)	—	—	—	(11,899)

Net cash provided by financing activities	91,819	—	—	—	91,819
Effect of exchange rate changes on cash and cash equivalents	—	—	1,092	—	1,092

Cash provided (used) by continuing operations	29	1,301	16,629	—	17,959
Cash used by discontinuing operations	—	(1,241)	(23,805)	—	(25,046)

Increase (decrease) in cash and cash equivalents	29	60	(7,176)	—	(7,087)
Cash and cash equivalents at beginning of the year	638	1,648	17,271	—	19,557

Cash and cash equivalents at end of the year	$667	$1,708	$10,095	$—	$12,470

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2001, as restated

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data
Net sales	$—	$171,459	$911,161	$(401,063)	$681,557
Cost of products sold	—	157,337	821,714	(401,063)	577,988

	—	14,122	89,447	—	103,569
Selling, general and administrative expense	—	47,839	33,440	—	81,279

Income (loss) from operations	—	(33,717)	56,007	—	22,290
Interest expense	(37,006)	(18,660)	(68,404)	88,935	(35,135)
Investment and other income, net	18,877	3,158	66,949	(88,935)	49
Foreign exchange gain (loss)	(289)	1,724	(2,860)	—	(1,425)

Income (loss) before income taxes and minority interest	(18,418)	(47,495)	51,692	—	(14,221)
Income tax expense	—	—	129	—	129
Minority interest losses	—	—	(1,245)	—	(1,245)

Income (loss) from continuing operations	(18,418)	(47,495)	52,808	—	(13,105)
Income (loss) from discontinued operations, net of tax	—	(4,777)	(17,282)	—	(22,059)

Net income (loss)	$(18,418)	$(52,272)	$35,526	$—	$(35,164)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2001, as restated

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided (used) by operating activities	$(137,251)	$5,966	$137,374	$—	$6,089
Investing activities:
Expenditures for property plant and equipment — net	—	(6,528)	(70,242)	—	(76,770)
Acquisitions of businesses	(1,124,944)	—	—	—	(1,124,944)
Proceeds from sale of businesses	525,473	—	—	—	525,473

Net cash used by investing activities	(599,471)	(6,528)	(70,242)	—	(676,241)
Financing activities:
Long-term borrowings	1,648,751	—	—	—	1,648,751
Payments of short-term debt	(900,000)	—	—	—	(900,000)
Proceeds from exercise of stock options	6,433	—	—	—	6,433
Dividend payments	(12,494)	—	—	—	(12,494)
Purchase of treasury stock	(5,331)	—	—	—	(5,331)

Net cash provided by financing activities	737,359	—	—	—	737,359
Effect of exchange rate changes on cash and cash equivalents	—	—	(647)	—	(647)

Cash provided (used) by continuing operations	637	(562)	66,485	—	66,560
Cash provided (used) by discontinuing operations	—	1,193	(60,915)	—	(59,722)

Increase in cash and cash equivalents	637	631	5,570	—	6,838
Cash and cash equivalents at beginning of the year	1	1,017	11,701	—	12,719

Cash and cash equivalents at end of the year	$638	$1,648	$17,271	$—	$19,557

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

U.	Quarterly Data (Unaudited) (Amounts in thousands, except per share amounts)

	Restated

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

2003
Net sales	$214,456	$200,814	$238,505	$258,370	$912,145
Gross profit	33,012	35,676	50,908	60,401	179,997
Income (loss) from continuing operations	1,802	3,974	7,261	(69,320)	(56,283)
Net income (loss)	(2,969)	2,959	154,817	(71,143)	83,664
Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$0.14	$0.26	$(2.44)	$(1.99)
Net income (loss)	$(0.10)	$0.10	$5.46	$(2.51)	$2.95
Market price:
High-low	$9.90-$6.27	$16.83-$9.16	$15.73-$12.00	$26.55-$14.85
Dividends paid per share	$—	$—	$—	$—

	Quarter Ended

	As Originally Reported

	March 31	June 30	September 30

2003
Net sales	$213,787	$200,795	$240,567
Gross profit	30,437	30,534	29,787
Income (loss) from continuing operations	(5,554)	3,163	(2,616)
Net income (loss)	(6,623)	2,154	62,022
Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.20)	$0.11	$(0.09)
Net income (loss)	$(0.23)	$0.08	$2.19
Market price:
High-low	$9.90-$6.27	$16.83-$9.16	$15.73-$12.00
Dividends paid per share	$—	$—	$—

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Effect of restatement adjustments on OM Group’s previously issued 2003 quarterly financial statements

	Quarter Ended

	March 31	June 30	September 30

Net income (loss) as originally reported	$(6,623)	$2,154	$62,022
Adjustments:
Restatement adjustments	10,403	6,801	94,062
Change in accounting principle (LIFO to FIFO)	(6,749)	(5,996)	(1,267)

Total Adjustments	3,654	805	92,795

Net income (loss) as restated	$(2,969)	$2,959	$154,817

Basic and diluted net income (loss) per common share:
Income (loss) — as originally reported	$(0.23)	$0.08	$2.19
Effect of net adjustments	0.13	0.02	3.27

Income (loss) — as restated	$(0.10)	$0.10	$5.46

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Restated

	Quarter Ended

2002	March 31	June 30	September 30	December 31	Total

Net sales	$172,022	$187,918	$186,532	$192,456	$738,928
Gross profit	27,576	31,430	12,046	(22,978)	48,074
Income (loss) from continuing operations	4,604	10,550	(21,184)	(104,703)	(110,733)
Net income (loss)	6,846	(4,051)	(20,133)	(191,418)	(208,756)
Basic net income per common share:
Income (loss) from continuing operations	$0.17	$0.37	$(0.75)	$(3.69)	$(3.95)
Net income (loss)	$0.25	$(0.14)	$(0.71)	$(6.75)	$(7.45)
Diluted net income per common share:
Income (loss) from continuing operations	$0.17	$0.37	$(0.75)	$(3.69)	$(3.95)
Net income (loss)	$0.25	$(0.14)	$(0.71)	$(6.75)	$(7.45)
Market price:
High-low	$72.30-$61.00	$73.00-$61.86	$62.75-$42.50	$43.50-$4.06	$73.00-$4.06
Dividends paid per share	$0.14	$0.14	$0.14	$—

	As Originally Reported

	Quarter Ended

2002	March 31	June 30	September 30	December 31	Total

Net sales	$172,022	$187,918	$186,532	$192,671	$739,143
Gross profit	49,186	52,294	(54,874)	(33,467)	13,139
Income (loss) from continuing operations	11,622	27,531	(76,315)	(190,300)	(227,462)
Net income (loss)	23,368	25,501	(71,166)	(305,614)	(327,911)
Basic net income per common share:
Income (loss) from continuing operations	$0.43	$0.97	$(2.70)	$(6.71)	$(8.11)
Net income (loss)	$0.86	$0.90	$(2.52)	$(10.78)	$(11.69)
Diluted net income per common share:
Income (loss) from continuing operations	$0.42	$0.96	$(2.70)	$(6.71)	$(8.11)
Net income (loss)	$0.85	$0.89	$(2.52)	$(10.78)	$(11.69)
Market price:
High-low	$72.30-$61.00	$73.00-$61.86	$62.75-$42.50	$43.50-$4.06	$73.00-$4.06
Dividends paid per share	$0.14	$0.14	$0.14	$—

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Effect of restatement adjustment on OM Group’s previously issued 2002 quarterly financial statements

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

Net income (loss) as originally reported	$23,368	$25,501	$(71,166)	$(305,614)	$(327,911)
Adjustments:
Restatement adjustments	(11,172)	(26,329)	36,292	126,275	125,066
Change in accounting principle (LIFO to FIFO)	(5,350)	(3,223)	14,741	(12,079)	(5,911)

Total Adjustments	(16,522)	(29,552)	51,033	114,196	119,155

Net income (loss) as restated	$6,846	$(4,051)	$(20,133)	(191,418)	$(208,756)

Basic net income (loss) per common share:
Income (loss) — as originally reported	$0.86	$0.90	$(2.52)	$(10.78)	$(11.69)
Effect of net adjustments	(0.61)	(1.04)	1.81	4.03	4.24

Income (loss) — as restated	$0.25	$(0.14)	$(0.71)	$(6.75)	$(7.45)

Diluted net income (loss) per common share
Income (loss) — as originally reported	$0.85	$0.89	$(2.52)	$(10.78)	$(11.69)
Effect of net adjustments	(0.60)	(1.03)	1.81	4.03	4.24

Income (loss) — as restated	$0.25	$(0.14)	$(0.71)	$(6.75)	$(7.45)

In the fourth quarter of 2003, the Company recorded a charge of $84.5 million related to the shareholder and derivative lawsuits (see Note P) and an unrealized loss of $10.0 million related to mark-to-market of hedging derivatives.
During 2003, the Company recorded restructuring charges/(reversals) as follows: first quarter — $3.8 million; second quarter — $1.4 million; third quarter — $15.7 million; and fourth quarter — ($0.9 million). The reversals in the fourth quarter relate to charges recorded earlier in 2003 ($0.7 million) and in 2002 ($0.2 million). In addition, during the third quarter of 2003 the Company also recorded charges of $2.2 million related to vesting of executive compensation awards related to the sale of PMG.
In the fourth quarter of 2002, the Board of Directors voted to suspend the Company’s quarterly cash dividend indefinitely.
In the fourth quarter of 2002, the Company recorded restructuring charges related to continuing operations of $82.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of its interim chief executive officer and its chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of December 31, 2003.
As disclosed in Note B to the consolidated financial statements contained in Item 8 in this Annual Report, the Company’s audit committee of the board of directors conducted an independent investigation commencing in December 2003 which ultimately concluded that previously issued financial statements contained material errors. The investigation and subsequent audits of the restated financial statements included in this Form 10-K have identified significant internal control weaknesses and deficiencies that existed in prior periods and were not identified or corrected as of December 31, 2003.
In connection with the audit of its consolidated financial statements for the year ended December 31, 2003 and its restated consolidated financial statements for the years ended December 31, 2002 and 2001, the Company has received a material weakness letter from its independent auditors. The letter states, “The Company’s controls over accounting and financial reporting processes are inadequate, resulting in the inability to prepare consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles on a timely basis. Contributing weaknesses included, earnings driven “tone at the top” by former financial management, the lack of review and support for nonstandard journal entries and derivative transactions, the inappropriate application of accounting principles for accumulated other comprehensive income, foreign currency translation, and purchase accounting for business combinations and the absence of monthly account balance reconciliations. As a result, the Company’s filing of its 2003 Form 10-K is delayed and prior years’ consolidated financial statements will be restated.”
Based on their evaluation, the interim chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2003 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.
(b) Changes in Internal Controls
As a result of the issues underlying the investigation referenced in (a) above, and as part of the Company’s continuing activities pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, the Company has made many changes that improve its internal control environment. A number of these changes are summarized below:
The Company has changed its financial management to improve the quality of the team. Some of these changes include: (1) chief financial officer, (2) corporate controller, (3) group controllers for cobalt and nickel, (4) treasurer, (5) tax manager, (6) director of internal audit, and (7) elimination of the information technologies team, replacing them with an outsourced, professionally managed company.
The Company has finalized the shift from corporate to the operating units of all original accounting that should be performed at the operating unit level. Two group controllers manage these operating unit accounting personnel and are primarily responsible for consolidated group accounting results. Corporate accounting is now a part of the oversight, review and consultation process. Corporate overall consolidation and elimination entries are now minimized and reflect those normally done for larger multilocation entities. This “push down” to the operating unit level has also resulted in improved communication and interaction among the unit controllers, group controllers and corporate accounting.

The Company has implemented improved internal controls and efficiencies with respect to its monthly, quarterly and year-end financial statement close processes. Two key controls implemented are as follows: (1) formal quarterly meetings among the chief executive officer, chief financial officer, group vice presidents, corporate controller and group controllers are held to discuss all significant and/or judgmental issues, facts and circumstances as well as accounting treatment of each issue, and a summary of the issues and conclusions is then shared with the chairman of the audit committee and our independent auditors; and (2) the group vice presidents and corporate and group controllers sign an internal representation letter each quarter regarding their respective results, which cascade up to the chief executive officer and chief financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.
The Company has made improvements to its consolidation process, including enhanced operating unit reporting, improved chart of accounts, better use of the system for financial analysis, budget to actual variance analysis, tighter system security and placing responsibility with the unit controllers to reconcile intercompany accounts. With these changes in place, more tools are available for management’s financial analysis.
A formal monthly financial calendar is in place and communicated to the controller group to establish responsibilities and due dates. The goal is a more consistent, timely closing process at the operating units, which will allow more time for analysis by the group controllers and corporate accounting.
The Company has developed revised monthly management reporting to communicate more timely and relevant financial information to the entire management group (including operating units). The Company has made many improvements in this area during the last half of 2004, including continually challenging the specific content included in the report based on input from users, as well as involving unit controllers in validating their information provided.
The Company has made significant improvements to its information systems, the controls surrounding these systems and the users understanding of how they can be used to improve business processes. Daily transactional accuracy and thoroughness has improved significantly resulting in far less month end corrections and customer/vendor errors.
The Company created a worldwide whistleblower program managed by human resources, completely independent of its operating units and corporate.
The people, process and technology enhancements outlined above significantly overlap with continuing activities pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act. During the fourth quarter of 2003, the Company engaged external assistance to work with management to identify internal control deficiencies and suggest remediation. Although this process is not yet completed, through the fourth quarter of 2004, the Company has spent approximately $2 million on this external assistance. This has resulted in more formalized, company-wide financial policies and procedures to standardize and improve processes and controls; improved procedures related to reconciliation of key accounts; improved segregation of duties; enhanced oversight and review by management; and access restrictions to critical systems.
By implementing the above actions, the Company believes that issues raised by the audit committee investigation and by the material weakness letter have been or are in the process of being remediated.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.
Frank E. Butler — 69

•	Interim Chief Executive Officer, January 2005
•	Chairman, July 2004
•	President and General Manager, Coatings Division, The Sherwin-Williams Company, 1992-1997
R. Louis Schneeberger — 50

•	Chief Financial Officer, February 2004
•	Chairman, Royal Appliance, 1995-2003
•	Chief Financial Officer and Board Member, Olympic Steel, 1987-2000
Marcus P. Bak — 41

•	Vice President and General Manager, Nickel Group, January 2003
•	President, OMG Harjavalta Nickel Oy, October 2002 — January 2003
•	Vice President and General Manager, OMG Powdered Metals, January 2000 — October 2002
•	Vice President-Operations, OMG Americas December 1997 — January 2000
Stephen D. Dunmead — 41

•	Vice President and General Manager, Cobalt Group, August 2003
•	Corporate Vice President of Technology, 2000 — August 2003
•	Director of Research & Development, OMG Americas, 1998 — 2000
Directors
Lee R. Brodeur, age 77, has been a director of the Company since 1991 and a director of Mooney Chemicals, Inc. since 1987. Mr. Brodeur was employed by the Firestone Tire & Rubber Company, Akron, Ohio from 1951 until his retirement as Vice Chairman in 1986. Mr. Brodeur’s term will expire in 2005. Mr. Brodeur acts as presiding director at executive sessions of the non-management directors.
Frank E. Butler, age 69, has been a director of the Company since 1996. He became Interim Chief Executive Officer in January 2005 and has been Chairman of the Board since July 2004. From 1992 until his retirement in 1997, Mr. Butler was President and General Manager of the Coatings Division of The Sherwin-Williams Company, a manufacturer, distributor and retailer of coatings and related products. From 1957 to 1983, Mr. Butler held various engineering positions in the Chemical Division of Sherwin-Williams. Mr. Butler received a master’s degree in chemistry from Iowa State University. Mr. Butler’s term will expire in 2005.
James P. Mooney, age 57, has been a director of the Company since 1991. From 1991 to January 2005, Mr. Mooney was Chief Executive Officer of the Company. From 1991 to 1994, Mr. Mooney also was President of the Company and from 1991 to August 2004, he also was Chairman of the Board. From 1979 to 1991, Mr. Mooney was President and Chief Executive Officer of Mooney Chemicals, Inc. Mr. Mooney is a member of the Board of Trustees of The Cleveland Clinic Foundation. Mr. Mooney received a B.A. degree in history from Quincy University. Mr. Mooney is John E. Mooney’s brother. Mr. Mooney’s term will expire in 2005.
John E. Mooney, age 54, has been a director of the Company since 1995. For the past 16 years, Mr. Mooney has been Chief Executive Officer of Sachem, Inc., a specialty chemicals manufacturer. Mr. Mooney received a B.A. in Economics from the University of Toronto. Mr. Mooney is James P. Mooney’s brother. Mr. Mooney’s term will expire in 2006.
Katharine L. Plourde, age 53, has been a director of the Company since 2002. Ms. Plourde was a Principal and analyst at the investment banking firm of Donaldson, Lufkin & Jenrette, Inc., New York, New York, until

November 1997. Since that time she has engaged in private investing. Ms. Plourde is a director of Pall Corporation and serves as a director of several not-for-profit organizations. Ms. Plourde received a B.A. degree in English Literature from Barnard College at Columbia University and M.B.A. in Finance from Fordham University. Ms. Plourde’s term will expire in 2005.
William J. Reidy, age 64, has been a director of the Company since 2002. Mr. Reidy, a CPA, was the managing partner of the Northeast Ohio practice of PricewaterhouseCoopers LLP. He retired from PricewaterhouseCoopers in 1999 after a 35-year career with the firm. In 1980-1981, Mr. Reidy left the firm for two years to serve as the first director of finance for Cleveland’s then newly elected Mayor George V. Voinovich. Mr. Reidy is a graduate of Leadership Cleveland, and he currently serves on the boards of several nonprofit organizations including Cleveland Clinic Western Region, Cleveland Initiative for Education and Gateway Economic Development Corporation. Mr. Reidy’s term will expire in 2005.
Markku Toivanen, age 63, has been a director of the Company since 1991 and currently is a consultant in the base metals industry. He is also Director of Weda Bay Minerals Inc., a public Canadian mining company. During 2000 and until October 2001, Mr. Toivanen served as Senior Vice President of New Business Ventures of Outokumpu Oyj of Espoo, Finland. From 1996 to 2000, Mr. Toivanen served as Senior Vice President Corporate Strategic Development of Outokumpu Oyj. From 1993 to 1996, Mr. Toivanen served as President and Chief Executive Officer of Outokumpu Metals & Resources Oy, the global base metal mining and smelting business of Outokumpu. Prior to joining Outokumpu, Mr. Toivanen held numerous executive positions with Noranda, Inc. of Toronto, Canada. Mr. Toivanen’s term will expire in 2006.
Audit Committee and Financial Expert
The Board has a separately-designated standing Audit Committee. The members of the Audit Committee are Mr. Brodeur, Ms. Plourde and Mr. Reidy, with Mr. Reidy serving as the Committee Chairman. Each member of the Audit Committee is “independent” as required under Section 301 of the Sarbanes-Oxley Act of 2002, as well as under the standards contained in Section 303A of the NYSE listing standards. The Board has determined that Mr. Reidy qualifies as an audit committee “financial expert” as defined in Section 407 of the Sarbanes-Oxley Act and the applicable SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.
Based solely upon a review of Forms 3 and 4 (including amendments to such forms) furnished to the Company during 2003 and Forms 5 furnished with respect to 2003, no director, officer or beneficial owner of more than 10% of the Company’s outstanding common stock failed to file on a timely basis during 2003 or prior fiscal years any reports required by Section 16(a), except that Lee Brodeur made one late filing reporting one purchase transaction.
Code of Conduct and Ethics, Governance Principles and Committee Charters
The Company has adopted a Code of Conduct and Ethics policy that applies to all of its employees, including the chief executive officer, the chief financial officer and the controller. The Code of Conduct and Ethics, the Company’s Corporate Governance Principles and all committee charters are posted on the Corporate Governance portion of the Company’s website (www.omgi.com). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Greg Griffith, Director of Investor Relations.

Item 11. Executive Compensation
Executive Compensation
The following table sets forth all compensation earned and awarded to the Company’s chief executive officer and the Company’s next four most highly compensated executive officers for services rendered during 2003, 2002 and 2001, as applicable.
Summary Compensation Table

					Long-Term Compensation

					Awards		Payouts

						Securities
		Annual Compensation				Underlying
					Restricted	Stock
				Other Annual	Stock	Options	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Awards(3)	(Shares)	Payouts $	Compensation(4)

James P. Mooney	2003	$1,140,000	$570,000	$86,145	$570,000	—	$—	$179,456
Chairman & CEO(5)	2002	1,140,000	—	68,323	—	30,000	—	12,600
	2001	785,500	1,140,000	—	1,776,000	10,000	—	274,200
Thomas R. Miklich	2003	475,000	—	41,906	—	—	—	2,523,750
CFO(5)	2002	316,667	156,000	106,254	1,860,600	21,000	—	107,840
Marcus P. Bak	2003	243,008	120,000	—	—	30,000	—	36,645
Vice President and
General Manager —
Nickel(5)
Stephen D. Dunmead	2003	189,827	105,000	—	—	30,000	—	28,474
Vice President and
General Manager —
Cobalt(5)
Michael J. Scott	2003	253,333	—	974	—	—	—	959,744
Former Vice President,	2002	380,000	95,000	—	—	—	—	2,100
General Counsel &
Secretary(5)

(1)	Amount awarded to the named executive officer under the Company’s bonus program for key executives and middle management.

(2)	For 2003, the amounts in this column reflect Mr. Mooney’s, Mr. Miklich’s and Mr. Scott’s personal use of the Company’s aircraft. For 2002, the amounts in this column reflect Mr. Mooney’s personal use of the Company’s aircraft and a tax gross-up related to an inducement payment made to Mr. Miklich in connection with entering into his employment agreement.

(3)	For 2003, the Company awarded Mr. Mooney 21,789 shares of restricted stock. The dollar amount shown for Mr. Mooney equals the 21,789 shares granted multiplied by the stock price on the grant date ($26.16). Mr. Mooney’s restricted stock vested on January 11, 2005, the date upon which he ceased to be chief executive officer of the Company. For 2002, pursuant to Mr. Miklich’s employment agreement with the Company, the Company awarded him 28,000 shares of restricted stock in connection with the commencement of his employment. The dollar amount shown for Mr. Miklich equals the 28,000 shares granted multiplied by the stock price on the grant date ($66.45). All of Mr. Miklich’s restricted stock vested on July 31, 2003. The dollar amount shown in this column for Mr. Mooney for 2001 equals the number of shares of restricted stock granted (30,000 shares) multiplied by the stock price on the grant date ($59.20). One-third of the restricted stock awards granted in 2001 to Mr. Mooney vested on each of December 31, 2002, December 31, 2003, and December 31, 2004. As of December 31, 2003, Mr. Mooney held 10,000 shares of restricted stock with a value of $592,000.

(4)	For 2003, this column includes amounts contributed under the Company’s qualified Profit-sharing Plan (Mr. Mooney — $30,000; Mr. Miklich — $30,000; Mr. Bak — $30,000; and Mr. Dunmead — $28,474), amounts accrued under the OM Group, Inc. Benefit Restoration Plan (Mr. Mooney — $141,000 and Mr. Bak — $6,451) and the insurance premiums paid by the Company with respect to supplemental life insurance (Mr. Mooney — $8,456 and Mr. Bak — $194). For Mr. Miklich, this column also includes $2,493,750 payable under a separation agreement in connection with his cessation of employment with the Company effective April 30, 2004. For Mr. Scott, this column reflects amounts payable under a separation agreement in connection with his cessation of employment with the Company effective August 5, 2003. These separation agreements are summarized under “Employment and Separation Agreements” below.

(5)	Messrs. Bak and Dunmead became executive officers of the Company on October 23, 2003. Mr. Scott became an executive officer of the Company on February 11, 2002, and he continued as an executive officer until his cessation of employment with the Company on August 5, 2003. Mr. Miklich joined the Company as an executive officer of the Company on May 1, 2002 and ceased to be employed by the Company effective April 30, 2004. Mr. Mooney ceased to be employed by the Company effective January 11, 2005.

The following table sets forth information concerning grants of stock options made during 2003 to the named executive officers pursuant to the Company’s 1998 Long-Term Incentive Compensation Plan. Messrs. Dunmead’s and Bak’s stock options have a 10-year term and become exercisable in equal annual increments over the first three years following the grant. The option price for these stock options is the closing sale price of the Company’s common stock on the date of grant. No stock appreciation rights were granted in 2003.
Option Grants in 2003

	Individual Grants				Potential Realizable
Value at Assumed
	Number of				Annual Rates of Stock
	Securities	Percentage of Total			Appreciation for
	Underlying	Options Granted			Option Term
	Options	to Employees in	Exercise or	Expiration
Name	Granted	2003	Base Price	Date	5%	10%

James P. Mooney	—	—	—	—	—	—
Thomas R. Miklich	—	—	—	—	—	—
Marcus P. Bak	30,000	10%	$18.22	11/3/2013	$343,800	$871,200
Stephen D. Dunmead	30,000	10%	$18.22	11/3/2013	343,800	871,200
Michael J. Scott	—	—	—	—	—	—
Aggregated Option Exercises During 2003 and
Fiscal Year-End Option Value

			Number of Securities			Value of Unexercised
			Underlying Unexercised			In-the-Money Options at
	Shares		Options at 12/31/03			12/31/03(2)
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable		Unexercisable	Exercisable	Unexercisable

James P. Mooney	—	—	532,554	(3)	—	$1,107,751	—
Thomas R. Miklich	—	—	11,633	(4)	14,000	—	—
Marcus P. Bak	—	—	33,440		30,000	—	$239,100
Stephen D. Dunmead	—	—	6,000		30,000	—	239,100
Michael J. Scott	4,692	$16,422	—		—	—	—

(1)	Market value of shares at date of exercise less exercise price.

(2)	An option is considered in-the-money when the fair market value of the shares is greater than the exercise price of the option.

(3)	Includes 392,554 shares subject to stock options that were transferred in accordance with the terms of the Company’s Long-Term Incentive Compensation Plan to a limited partnership in which Mr. Mooney is the general partner.

(4)	Includes 4,622 shares subject to options granted under the Company’s Non-Employee Director Equity Compensation Plan when Mr. Miklich was a non-employee director of the Company. All of Mr. Miklich’s stock options terminated upon his cessation of employment with the Company.
Compensation of Directors
Directors who also are executive officers of the Company receive no additional compensation for serving as directors. Outside directors receive an annual director’s fee of $50,000 and an annual fee of $5,000 per committee for service on the Audit Committee, Compensation Committee and Nominating Committee. Committee chairs also receive an additional $5,000 per annum. In addition, each outside director receives a fee of $1,500 for each board meeting attended. Directors may elect to receive their compensation in the form of cash, stock options or restricted stock under the Company’s Non-Employee Directors’ Equity Compensation Plan. Under this plan, directors may purchase stock options for a price equal to the difference between the exercise price, which is equal to 75% of fair market value on date of grant, and the fair market value per share. Restricted shares may be purchased at a price equal to fair market value per share. Directors are reimbursed for their travel and other out-of-pocket expenses incurred in attending board and committee meetings.

Employment and Separation Agreements
James P. Mooney was employed by the Company until January 2005 when he stepped down as Chief Executive Officer. Mr. Mooney’s employment agreement describes the benefits that he is entitled to receive post-employment. The agreement provides that, if terminated for cause, Mr. Mooney is entitled to receive his accrued compensation up to the time of termination. If terminated without cause, Mr. Mooney is entitled to receive his annual monthly salary, a bonus as calculated below, and benefits for the number of months remaining under the agreement. The bonus will be equal to the estimated annual bonus, as defined below, divided by twelve and then multiplied by the number of months remaining under the term of the agreement. The estimated annual bonus will be equal to the greater of (i) the average of his annual incentive bonus paid by the Company over the three most recent years, and (ii) seventy-five percent of his annual base salary in effect on the date of termination. Any restricted stock owned by Mr. Mooney will vest if he is terminated without cause. The agreement also contains a one-year noncompete provision for certain geographical areas and a one-year nonsolicitation provision.
The Company and Mr. Miklich entered into a separation agreement on October 17, 2003, and Mr. Miklich’s employment with the Company ceased effective April 30, 2004. Under the terms of the separation agreement, the Company agreed to continue to pay Mr. Miklich at the annual rate of $475,000 until the third anniversary of his cessation of employment (“Severance Period”) and to pay him a bonus in the amount of $356,250 on each of the first, second and third anniversary dates of his cessation of employment. Mr. Miklich also received the following benefits in connection with his separation: continued participation in the Company’s health care plan for a maximum of three years; premium payments by the Company for two life insurance policies for time periods specified in the separation agreement; payment of a retirement benefit of approximately $196,000 per year in the form of a single life annuity beginning May 1, 2004; and participation in the Company’s car program for the Severance Period. In addition, the Company guaranteed the purchase of Mr. Miklich’s primary residence. Under the terms of the separation agreement, Mr. Miklich continued to perform his duties as chief financial officer of the Company through April 30, 2004 and agreed to cooperate on an ongoing basis with the Company and to provide financial consulting services to the Company for a period of two years from that date. All of Mr. Miklich’s options to purchase common stock of the Company terminated upon his cessation of employment.
The Company and Mr. Scott entered into a separation agreement with respect to Mr. Scott’s cessation of employment with the Company, effective August 5, 2003. Under the terms of the separation agreement, the Company agreed to continue to pay Mr. Scott at the annual rate of $380,000 until December 31, 2004; to make a single payment to Mr. Scott of $133,000 on September 30, 2003; and to make two additional payments at the end of 2003 and 2004, respectively, based on the financial performance of the Company for those years. On this basis, Mr. Scott received a payment of $190,000 for 2003 and received a payment of $95,000 at the end of 2004. Mr. Scott continued to participate in the Company’s life insurance plan and car program, and the Company paid certain club memberships and professional expenses, in each case until December 31, 2004, and he participates, at the Company’s expense, in its health care plan. In addition, Mr. Scott’s account under a Company benefit plan became fully vested, was credited with additional credits for 2003 and 2004 based on the amounts payable under the separation agreement, and became payable to Mr. Scott in the event of a change of control, as defined in the separation agreement. He also agreed to consult with the Company as necessary and reasonable for a period of twelve months following cessation of employment.
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan for James P. Mooney. Benefits under the plan are based upon 50% of the average of the highest three years of Mr. Mooney’s total annual earnings during the last ten years. Earnings for this purpose include base salary, actual annual incentive cash compensation and any deferred cash compensation, including 401(k) plan contributions. Benefits are reduced by 50% of any Social Security benefit, the value of Mr. Mooney’s account under other Company benefit plans at the time of termination of employment, and an amount reflecting a benefit paid by the Company under a qualified domestic relations order with respect to Mr. Mooney. Benefits are to be paid upon Mr. Mooney’s retirement (at a reduced level upon early retirement), disability or death, upon a termination of employment without cause, or a termination of employment within two years following a change-in-control of the Company. The estimated annual benefit payable to Mr. Mooney under the plan at age 65 cannot currently be estimated.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of December 31, 2004, information concerning the number of shares of common stock of the Company beneficially owned by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. No director or executive officer other than James P. Mooney beneficially owns more than 1% of the outstanding shares of common stock of the Company. As of December 31, 2004, Mr. Mooney beneficially owned approximately 2.0% and all directors and executive officers as a group beneficially owned approximately 2.7% of such shares. The totals shown below for each person and for the group include shares held personally, shares held under the Company’s Profit-Sharing Plan, and shares acquirable within 60 days of December 31, 2004 by the exercise of stock options granted under the Company’s 1998 Long-Term Incentive Compensation Plan.
Amount and Nature of Beneficial Ownership(1)

	Direct or Indirect	Profit-Sharing	Exercisable
Name of Beneficial Owner	Ownership(2)	Plan	Options(3)	Total

Marcus P. Bak	360	1,670	43,440	45,470
Lee R. Brodeur	7,183	—	26,248	33,431
Frank E. Butler	400	—	28,019	28,419
Stephen D. Dunmead	2,000	210	16,000	18,210
Thomas R. Miklich	21,000	—	—	21,000
James P. Mooney	33,042	1,723	532,554	567,319
John E. Mooney	11,682	—	8,987	20,669
Katherine L. Plourde	1,000	—	2,700	3,700
William J. Reidy	—	—	3,220	3,220
Michael J. Scott	—	4,030	—	4,030
Markku Toivanen	—	—	11,598	11,598
All Directors and Executive Officers as a Group (consisting of 12 persons)	76,667	7,633	672,766	757,066

(1)	Each person has sole voting and investment power with respect to all shares shown, except as indicated below.

(2)	James P. Mooney’s shares include 7,630 shares held in a private foundation, of which Mr. Mooney is president. Mr. Mooney has shared voting and investment power with respect to these shares.

(3)	Represents shares subject to stock options that were exercisable at December 31, 2004, or within 60 days of that date. For James P. Mooney, the number of shares subject to exercisable options includes 392,554 shares covered by options transferred to a limited partnership in accordance with the terms of the Company’s Long-Term Incentive Compensation Plan. Mr. Mooney is the general partner of the limited partnership to which the options have been transferred.
The following table sets forth information concerning each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock as of December 31, 2004.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

FMR Corporation	2,750,000	9.699%
82 Devonshire Street
Boston, Massachusetts 02109(1)
LSV Asset Management	1,744,822	6.15%
1 North Wacker Dr. Suite 4000
Chicago, Illinois 60606(2)
Barclays Global Investors, N.A	1,735,042	6.11%
45 Fremont Street
San Francisco, CA 94105(3)

(1)	Information regarding share ownership was obtained from the Schedule 13G filed jointly on February 14, 2005 by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company (“Fidelity”) and Fidelity Low Priced Stock Fund. The

ownership of Fidelity Low Priced Stock Fund amounted to 2,750,000 shares or 9.699% of the common stock outstanding. Fidelity Low Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fidelity Funds each has sole power to dispose of the 2,750,000 shares owned by the Fidelity Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(2)	Information regarding share ownership was obtained from the Schedule 13G filed on February 11, 2005 by LSV Asset Management, which is an investment advisor registered under the Investment Advisors Act of 1940. LSV Asset Management has sole voting power with respect to 1,134,522 of the shares listed above and has sole dispositive power with respect to all 1,744,822 shares shown.

(3)	Information regarding share ownership was obtained from the Schedule 13G filed jointly on February 14, 2005 by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Life Assurance Company Limited, Barclays Bank Plc, Barclays Capital Securities Limited, Barclays Capital Inc., Barclays Private Bank & Trust (Isle of Man) Limited, Barclays Private Bank and Trust (Jersey) Limited, Barclays Bank Trust Company Limited, Barclays Bank (Suisse) SA, Barclays Private Bank Limited, Bronco (Barclays Cayman) Limited, Palomino Limited, and HYMF Limited. Barclays Global Investors, NA. has sole voting power with respect to 760,628 of the shares shown above and sole dispositive power with respect to 933,169 of the shares shown. Barclays Global Fund Advisors, which has its principal business address at 45 Fremont Street, San Francisco, CA 94105, has sole voting power with respect to 760,106 of the shares shown above and sole dispositive power with respect to 763,673 of the shares shown. Barclays Bank Plc, which has its principal business address at 54 Lombard Street, London, England EC3P 3AH, has sole voting and dispositive power with respect to 17,100 of the shares shown above. Palomino Limited, which has its principal business address at Walker House Mary Street, P.O. Box 908 GT, George Town, Grand Cayman (Cayman Islands), has sole voting and dispositive power with respect to 21,100 of the shares shown above.

Equity Compensation Plan Information
The following table sets forth information concerning the Company’s equity compensation plans. The figures shown are for the year ended December 31, 2003.

	Number of Securities		Number of Securities
	to be Issued Upon	Outstanding Options	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options	Weighted-Average	Equity Compensation Plans

Equity Compensation Plans Approved by the Shareholders	1,328,691	$33.82	(a	)
Equity Compensation Plans Not Approved by the Shareholders	—	—	—

(a)	The Company maintains two equity compensation plans approved by shareholders. The 2002 Stock Incentive Plan permits the issuance of up to 1,400,000 shares, all of which were available at December 31, 2003 for awards under the plan. The 1998 Long-Term Incentive Compensation Plan provides that awards may be granted annually in the amount of 1.5% of the Company’s common stock outstanding on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of outstanding common stock. At December 31, 2003, there were 28,454,000 outstanding shares of common stock of the Company.
Item 13. Certain Relationships and Related Transactions
James B. Mooney is the Director — Sourcing and Strategic Development for the Company and is the son of James P. Mooney, the Company’s Chief Executive Officer at December 31, 2003. During 2003, Mr. James B. Mooney earned a salary of $117,617 and a bonus of $27,729, which was paid during 2004. On November 3, 2003, the Company granted Mr. James B. Mooney stock options entitling him to acquire 10,000 shares of the Company’s common stock, which have a 10-year term and become exercisable in equal annual increments over the first three years following grant. The exercise price for these stock options is $18.22, per share, of which none of the shares were exercisable at December 31, 2003.
Eugene Bak, the father of Marcus Bak, the Company’s Vice President and General Manager of the Nickel Group, retired from the Company in 2000. Eugene Bak receives a portion of his retirement benefit in the form of premium payments for a split-dollar dual life insurance policy. The Company pays a portion of the premiums on the policy, amounting to approximately $81,000 annually. The owner and beneficiary of the policy is a trust established by Eugene Bak, for which Marcus Bak serves as trustee.

Item 14. Principal Accountant Fees and Services
The following table sets forth the fees paid for services provided by Ernst & Young LLP during the fiscal years ended December 31, 2003 and December 31, 2002. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

	2003	2002

Audit Fees	$6,595,300	$3,403,407
Audit-Related Fees	1,762,851	348,966
Tax Fees	2,219,534	1,993,193
All Other Fees	—	—

Total	$10,577,685	$5,745,566

The following is a description of the nature of the services comprising the fees disclosed in the table above for each of the four categories of services. The Audit Committee has considered whether providing non-audit services is compatible with maintaining Ernst & Young’s independence.
Audit Fees
These are fees for professional services rendered by Ernst & Young for the audit of the Company’s annual consolidated financial statements, the review of financial statements included in the Company’s quarterly reports on Form 10-Q, audits of foreign subsidiary financial statements required by local statutes, audits of divested entities and services that are typically rendered in connection with statutory and regulatory filings or engagements. In 2003 audit fees also includes fees related to the restatement of the Company’s annual consolidated financial statements for 2002 and 2001.
Audit-Related Fees
These are fees for assurance and related services rendered by Ernst & Young that are reasonably related to the performance of the audit or the review of the Company’s financial statements that are not included as audit fees. These services include employee benefit plan audits, due diligence related to divestitures and consulting on financial accounting and reporting.
Tax Fees
These are fees for professional services rendered by Ernst & Young with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns, tax assistance in foreign jurisdictions and consulting on tax planning matters.
All Other Fees
These are fees for other services rendered by Ernst & Young that do not meet the above category descriptions.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(1) The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2003 and 2002

Statements of Consolidated Operations for the years ended December 31, 2003, 2002 and 2001

Statements of Consolidated Cash Flows for the years ended December 31, 2003, 2002 and 2001

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements
(2) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001
(3) Exhibits
The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of the Company.	‡
3.2	Amended and Restated Bylaws of the Company.	‡

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company.	‡
4.2	Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
4.3	Indenture, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/ A (No. 333-74566) filed on January 14, 2002).
4.4	Purchase Agreement, dated as of December 7, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/ A (No. 333-74566) filed on January 14, 2002).
4.5	Registration Rights Agreement, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/ A (No. 333-74566) filed on January 14, 2002).
4.6	Revolving Credit Agreement, dated as of August 1, 2003, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager, KeyBank National Association and LaSalle Bank National Association as Co-Syndication Agents (filed as Exhibit(4) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.	‡
*10.2	OM Group, Inc. 1992 Long-Term Incentive Compensation Plan.	‡

*10.3	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99(b) to the Company’s Registration Statement on Form S-8 filed on February 1, 1994, and incorporated herein by reference).
*10.4	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3,1996, and incorporated herein by reference).
*10.5	Mooney Chemicals, Inc. Welfare Benefit Plan.	‡
*10.6	Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.7	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.8	OMG/ Mooney Chemicals, Inc. Employee Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333- 84128) filed on March 11, 2002).
*10.9	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.10	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.11	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12	OM Group, Inc. Non-employee Director’s Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (No. 333- 84128) filed on March 11, 2002).
*10.13	OM Group, Inc. Bonus Program for Key Executives and Middle Management.	‡
*10.14	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.	‡
*10.15	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.	‡
*10.16	Employment Agreement between OM Group, Inc. and Michael J. Scott (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (No. 333- 84128) filed on March 11, 2002).
+10.17	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo.
++10.18	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997, including amendments dated August 27, 2003.
+10.19	Long term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
+10.20	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.17).
+10.21	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
*10.22	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan, Including form of stock option agreement.

*10.23	Separation Agreement between OM Group, Inc. and Edward W. Kissel dated July 2, 2003.
10.24	Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.25	Purchase Agreement (as amended and restated) as of August 10, 2001 by and between dmc2 Degussa Metals Catalysts Cerdec AG, Degussa AG and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.26	Heads of Agreement as of April 23, 2001 between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.27	OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001).
*10.28	Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated May 1, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
*10.29	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 5, 2002).
*10.30	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated December 20, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10.31	Amendment to Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated December 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10.32	Agreement by and between OM Group, Inc. and Michael J. Scott dated September 11, 2003.
*10.33	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003.
*10.34	Employment Agreement by and between OM Group, Inc. and R. Louis Schneeberger dated February 16, 2004.
*10.35	Employment Agreement by and between OM Group, Inc. and Frank E Butler dated February 9, 2005 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on February 5, 2005).
*10.36	Supplemental Retirement Plan for James P. Mooney.

(12) Computation of Ratio of Earnings to Fixed Charges

(18) Letter from Ernst & Young LLP regarding change in accounting principle

(21) List of Subsidiaries

(23) Consent of Ernst & Young LLP

(24) Powers of Attorney

(31.1) Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

(31.2) Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a)

(32)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.
+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.
++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance upon the Company’s request for confidential treatment pursuant to Rule 24b-2.
‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

OM GROUP, INC.

By:	/s/ Frank E. Butler

Frank E. Butler
Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 30, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

/s/ Frank E. Butler* Frank E. Butler		Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ R. Louis Schneeberger* R. Louis Schneeberger		Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Lee R. Brodeur* Lee R. Brodeur		Director

James P. Mooney		Director

/s/ John E. Mooney* John E. Mooney		Director

/s/ Katharine L. Plourde* Katharine L. Plourde		Director

/s/ William J. Reidy* William J. Reidy		Director

/s/ Markku Toivanen* Markku Toivanen		Director

*By	/s/ R. Louis Schneeberger R. Louis Schneeberger Attorney-in-Fact

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001
(Dollars in Thousands)

	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End of
Classifications	of Year	Expenses		Accounts		Deductions		Year

2003:

Allowance for doubtful accounts	$2.4	$1.2	(1)	—		$(1.6	)(6)	$2.0
Income tax valuation allowance	91.2	39.8	(2)	$23.1	(5)	—		154.1
Environmental reserve(8)	12.5	3.7	(3)	—		(2.0	)(7)	14.2
Shareholder litigation accrual	—	84.5	(4)	—		—		84.5

	$106.1	$129.2		$23.1		$(3.6)		$254.8

2002, as restated:

Allowance for doubtful accounts	$2.7	$1.0	(1)			$(1.3	)(6)	$2.4
Income tax valuation allowance	73.0	18.2	(2)	—		—		91.2
Environmental reserve(8)	3.2	10.8	(3)	—		(1.5	)(7)	12.5

	$78.9	$30.0		—		$(2.8)		$106.1

2001, as restated:

Allowance for doubtful accounts	$2.4	$1.6	(1)			$(1.3	)(6)	$2.7
Income tax valuation allowance	54.3	18.7	(2)	—		—		73.0
Environmental reserve(8)	—	3.2	(3)	—		—		3.2

	$56.7	$23.5		—		$(1.3)		$78.9

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(3)	Provision for environmental costs included in expenses.

(4)	Provision for shareholder class action lawsuits. See Note P to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(5)	Valuation allowance for deferred tax assets previously classified in discontinued operations. Related deferred tax asset was also reclassified to continuing operations.

(6)	Actual accounts written-off against the allowance — net of recoveries.

(7)	Actual cash expenditures charged against the accrual.

(8)	Includes reserves related to the Company’s continuing and discontinued operations.

ANNUAL REPORT OF FORM 10-K
OM GROUP, INC.
For the year Ended December 31, 2003
EXHIBIT INDEX

Exhibit
Number		Description

3	.1‡	Amended and Restated Certificate of Incorporation of the Company
3	.2‡	Amended and Restated Bylaws of the Company
4	.1‡	Form of Common Stock Certificate of the Company
4.2		Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
4.3		Indenture, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/ A (No. 333-74566) filed on January 14, 2002).
4.4		Purchase Agreement, dated as of December 7, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representative of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/ A (No. 333-74566) filed on January 14, 2002).
4.5		Registration Rights Agreement, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on 333-74566) filed on January 14, 2002).
4.6		Revolving Credit Agreement, dated as of August 1, 2003, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager, KeyBank National Association and LaSalle Bank National Association as Co-Syndication Agents (filed as Exhibit(4) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
10	.1‡	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.
10	.2*‡	OM Group, Inc. 1992 Long-Term Incentive Compensation Plan.
10	.3*	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99(b) to the Company’s Registration Statement on Form S-8 filed on February 1, 1994, and incorporated herein by reference).
10	.4*	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10	.5*‡	Mooney Chemicals, Inc. Welfare Benefit Plan.
10	.6*‡	Mooney Chemicals, Inc. Profit Sharing Plan.
10	.7*‡	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.
10	.8*	OMG/ Mooney Chemicals, Inc. Employee Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
10	.9*	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
10	.10*	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

Exhibit
Number		Description

10	.11*	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12		OM Group, Inc. Non-employee Director’s Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on form S-4 (No. 333-84128) filed on March 11, 2002).
10	.13*‡	OM Group, Inc. Bonus Program for Key Executives and Middle Management.
10	.14*‡	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.
10	.15*‡	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.
10	.16*	Employment Agreement between OM Group, Inc. and Michael J. Scott (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
10	.17+	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo.
10	.18++	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997, including amendments dated August 27, 2003.
10	.19+	Long term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
10	.20+	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and IMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.17).
10	.21+	Tolling Agreement betterave Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
10	.22*	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan, including form of stock option agreement.
10	.23*	Separation Agreement between OM Group, Inc. and Edward W. Kissel dated July 2, 2003.
10.24		Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.25		Purchase Agreement (as amended and restated) as of August 10, 2001 by and between dmc2 Degussa Metals Catalysts Cerdec AG, Degussa AG and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.26		Heads of Agreement as of April 23, 2001 between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.27		OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001).
10	.28*	Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated May 1, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
10	.29*	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 5, 2002).
10	.30*	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated December 20, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
10	.31*	Amendment to Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated December 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).

Exhibit
Number		Description

10	.32*	Agreement by and between OM Group, Inc. and Michael J. Scott dated September 11, 2003.
10	.33*	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003.
10	.34*	Employment Agreement by and between OM Group, Inc. and R. Louis Schneeberger dated February 16, 2004.
10	.35*	Employment Agreement by and between OM Group, Inc. and Frank E. Butler dated February 9, 2005 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on February 5, 2005).
10	.36*	Supplemental Retirement Plan for James P. Mooney.
12		Computation of Ratio of Earnings to Fixed Charges.
18		Letter from Ernst & Young LLP regarding change in accounting principle
21		List of Subsidiaries
23		Consent of Ernst & Young LLP
24		Powers of Attorney
31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a)
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting for confidential treatment dated June 26, 1998.

++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and the Company’s request for confidential treatment.

‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.