Form 10-Q
period 2004-03-31
OM GROUP INC
filed 2005-06-10
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

Yes  ☐   No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes  ☑   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2004: Common Stock, $.01 Par Value – 28,470,073 shares

INDEX
OM GROUP, INC.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets – March 31, 2004 and December 31, 2003

Condensed statements of consolidated operations – Three months ended March 31, 2004 and 2003

Condensed statements of consolidated cash flows – Three months ended March 31, 2004 and 2003

Notes to condensed consolidated financial statements – March 31, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings - Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Not applicable

Item 3.	Defaults upon Senior Securities - Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other information - Not applicable

Item 6.	Exhibits
EX-12 Computation of Ratio of Earnings to Fixed Charges
EX-31.1 Certification
EX-31.2 Certification
EX-32 Certification

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,567	$54,719
Accounts receivable, less allowances	169,357	136,700
Inventories	303,838	269,201
Advances to suppliers	24,969	19,400
Other	57,063	45,669

Total current assets	616,794	525,689

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land	5,575	5,511
Buildings and improvements	159,695	157,738
Machinery and equipment	474,607	470,435
Furniture and fixtures	17,295	16,287

	657,172	649,971
Less accumulated depreciation	252,270	238,611

	404,902	411,360

OTHER ASSETS
Goodwill	179,225	178,678
Receivables from joint venture partners	44,207	51,187
Other	53,334	44,524

TOTAL ASSETS	$1,298,462	$1,211,438

LIABILITIES AND STOCK HOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt in default	$400,000	$—
Accounts payable	143,086	136,190
Retained liabilities of businesses sold	41,615	41,654
Accrued income taxes	16,080	4,114
Accrued interest	11,696	1,896
Other	59,971	61,272

Total Current Liabilities	672,448	245,126

LONG-TERM LIABILITIES
Long-term debt	33,206	430,466
Deferred income taxes	27,199	29,042
Shareholder litigation accrual	92,000	84,500
Minority interest	42,289	42,726
Other	32,078	29,126

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,484,098 shares in 2004 and 2003	285	285
Capital in excess of par value	495,496	495,107
Retained deficit	(112,449)	(160,724)
Treasury stock (14,025 shares in 2004 and 2003, at cost)	(710)	(710)
Accumulated other comprehensive income	17,063	17,086
Unearned compensation	(443)	(592)

Total Stockholders’ Equity	399,242	350,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,298,462	$1,211,438

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net sales	$366,630	$214,456
Cost of products sold	253,962	181,444

	112,668	33,012

Selling, general and administrative expenses	38,210	24,361

INCOME FROM OPERATIONS	74,458	8,651

OTHER INCOME (EXPENSE)
Interest expense	(9,198)	(8,652)
Foreign exchange gain (loss)	(363)	2,220
Investment income and other, net	2,747	609

	(6,814)	(5,823)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	67,644	2,828

Income tax expense	19,806	964
Minority interest	(437)	62

INCOME FROM CONTINUING OPERATIONS	48,275	1,802

DISCONTINUED OPERATIONS
Loss from operations, net of tax	—	(4,771)

	—	(4,771)

NET INCOME (LOSS)	$48,275	$(2,969)

Net income (loss) per common share - basic
Continuing operations	$1.70	$0.06
Discontinued operations	—	(0.16)

Net income (loss)	$1.70	($0.10)

Net income (loss) per common share - assuming dilution
Continuing operations	$1.69	$0.06
Discontinued operations	—	(0.16)

Net income (loss)	$1.69	($0.10)

Weighted average shares outstanding
Basic	28,470	28,337
Assuming dilution	28,587	28,337

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$48,275	$1,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,062	14,904
Foreign exchange (gain) loss	363	(2,220)
Minority interest	(437)	62
Other non-cash items	803	76
Changes in operating assets and liabilities	(48,617)	(6,328)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,449	8,296

INVESTING ACTIVITIES
Expenditures for property, plant and equipment — net	(2,642)	(1,248)
Acquisition of business	(3,064)	(885)

NET CASH USED IN INVESTING ACTIVITIES	(5,706)	(2,133)

FINANCING ACTIVITIES
Payments of long-term debt	—	(19,600)

NET CASH USED IN FINANCING ACTIVITIES	—	(19,600)

Effect of exchange rate changes on cash and cash equivalents	(895)	220

CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	6,848	(13,217)
CASH PROVIDED BY DISCONTINUED OPERATIONS	—	14,773

Increase in cash and cash equivalents	6,848	1,556

Cash and cash equivalents at beginning of period	54,719	12,470

Cash and cash equivalents at end of period	$61,567	$14,026

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item 1 Financial Statements

OM GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)
(Thousands of dollars, except as noted and per share amounts)

Note A	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals for 2004 and 2003 and restatement adjustments for 2003 – see Note B for further discussion) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

During 2003, the Company changed its method of accounting for certain inventories of its continuing operations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As a result, all unaudited financial information for inventories and cost of products sold presented herein is on a FIFO basis (See Note C for further discussion).

Note B	Restatement of 2003 First Quarter Results

The 2003 Form 10-K includes restated consolidated financial statements for 2002 and 2001 and adjustments to financial information for the first three quarters of 2003 to restate amounts originally reported on Form 10-Q or 10-Q/A. The restatement initially arose from an independent investigation conducted by the audit committee of the Company’s Board of Directors related to certain inventory accounting issues. The investigation, which commenced in December 2003, was conducted with the assistance of outside legal counsel and forensic accountants, and involved an extensive examination of the Company’s systems and procedures for valuing and reporting assets, liabilities and results of operations in the consolidated financial statements. The investigation included the review of accounting records, supporting documentation and e-mail communications, as well as interviews with numerous current and former employees.

A primary focus of the investigation was adjustments made by or directed to be made by certain former Corporate accounting personnel as part of the financial statement close process, after financial results were submitted to Corporate from the operating units (“top-side adjustments”). As a result of the investigation, the Company has concluded that many of these top-side adjustments were not appropriate. The restatement adjustments include correction of these entries. The Company is cooperating with the SEC’s Division of Enforcement in its review of the findings of the audit committee with respect to evidence of accounting irregularities by former employees. The audit committee investigation concluded there was no evidence of wrongdoing by current employees.

In connection with the restatement process, including expanded audit procedures at a number of locations worldwide, additional adjustments were identified and have been recorded in the restated financial statements.

Further, in late 2003 and throughout the first nine months of 2004, the Company addressed comments from the SEC’s Division of Corporation Finance on periodic reports previously filed with the SEC. One of these comments challenged the Company’s methodology used to compute the lower of cost or market value of its inventory. As a result of this process, the Company revised its methodology to base its lower of cost or market computations on end of period market prices (as opposed to projected market prices), resulting in adjustments to amounts previously reported.

The overall impact of the restatement adjustments on the Company’s previously issued condensed statement of consolidated operations for the three months ended March 31, 2003 follows. Amounts presented are before the Company’s change from the LIFO to the FIFO method of valuing certain inventory as described in Note C.

Net loss as originally reported	$(6,623)
Effect of restatement adjustments	10,403

Net income as restated	$3,780

Basic and diluted net income (loss) per common share:
Net loss as originally reported	$(0.23)
Effect of restatement adjustments	0.37

Net income as restated	$0.14

Note C	Inventories and Change in Accounting Principle

Inventories consist of the following:

	March 31,	December 31,
	2004	2003
Raw materials and supplies	$169,701	$158,112
Work-in-process	51,614	43,109
Finished goods	82,523	67,980

	$303,838	$269,201

Previously, substantially all of the Company’s inventories were accounted for under the LIFO method of accounting. During the fourth quarter of 2003, the Company changed its method of accounting for certain inventories from the LIFO method to the FIFO method for its continuing operations. The effect of the change on restated income from continuing operations and per share amounts is as follows for the three months ended March 31, 2003:

Income from continuing operations, as restated using the LIFO method	$8,551
Effect of change in accounting method to the FIFO method, applied retroactively	(6,749)

Income from continuing operations, as adjusted using the FIFO method	$1,802

Income from continuing operations per common share - diluted:
Income from continuing operations per common share, as restated using the LIFO method	$0.30
Effect of change in accounting method to the FIFO method, applied retroactively	(0.24)

Income from continuing operations per common share, as adjusted using the FIFO method	$0.06

The effect of the change on restated net income and per share amounts is as follows for the three months ended March 31, 2003:

Net income, as restated using the LIFO method	$3,780
Effect of change in accounting method to the FIFO method, applied retroactively	(6,749)

Net loss, as adjusted using the FIFO method	$(2,969)

Net income (loss) per common share - diluted:
Net income per common share, as restated using the LIFO method	$0.14
Effect of change in accounting method to the FIFO method, applied retroactively	(0.24)

Net loss per common share, as adjusted using the FIFO method	$(0.10)

The Company used the LIFO method of accounting at its principal manufacturing locations since its initial public offering in 1993. However, since that time, the Company has experienced a high degree of volatility in the reference/published prices of its primary raw materials – cobalt and nickel. The prices of these raw materials are not significantly impacted by inflation but rather by supply and demand dynamics and the impact of traders speculating in the market. This volatility resulted in debit LIFO reserves at each fiscal year end from 1998 to 2002, due to cumulative deflation in the Company’s inventory since its adoption of LIFO. The Company believes that this volatility in metal prices will continue, and the change to FIFO will result in a more meaningful measure of inventory stated at current cost. Further, the change to FIFO will result in an improvement to reporting interim results by eliminating the fluctuations caused by the need to estimate year-end pricing and quantities during the year in a volatile market. Finally, the change to FIFO will conform all of the Company’s inventory accounting to the FIFO method and will align the Company’s accounting method with many of its peer companies.

Note D  Divestiture of Precious Metals and Other Discontinued Operations

On July 31, 2003, the Company completed the sale of its Precious Metals Group (PMG) to Umicore N.A. for approximately $814 million. After transaction costs and expenses, the Company recorded a gain on the disposal of this business of $145.9 million ($131.7 million after-tax). This business was comprised of the Company’s Precious Metal Chemistry and Metal Management reportable segments, which were acquired by the Company in August 2001. PMG is classified as a discontinued operation. The net proceeds were used to repay all of the Company’s indebtedness outstanding under its then-existing senior credit facilities.

On April 1, 2003, the Company completed the sale of its copper powders business – SCM Metal Products, Inc. (SCM) – for $63.7 million. The net proceeds were used to repay a portion of the Company’s indebtedness outstanding under its then-existing senior credit facilities. There was no gain or loss recorded as this business was written-down by $2.6 million to its fair value in 2002. SCM is classified as a discontinued operation.

Operating results of discontinued operations for the three months ended March 31, 2003 are summarized as follows:

Net sales	$1,135,295
Operating income	15,049
Interest expense	(18,499)
Income tax benefit	(51)
Loss from discontinued operations	$(4,771)

The operating results summarized above include restructuring charges of $5.6 million. The results also include an allocation of consolidated interest expense, based on the estimated proceeds from the sales of the PMG business and SCM that were required to be used to repay indebtedness outstanding under the Company’s then-existing senior credit facilities.

Note E  Acquisitions

In April 2000, the Company acquired Outokumpu Nickel Oy (ONO) for a cash purchase price on the acquisition date of $188.1 million. For the three months ended March 31, 2004 and 2003, the Company made additional payments to the seller in the amount of $3.1 million and $0.9 million, respectively, under a contingent price participation clause of the original purchase agreement, whereby the seller is entitled to receive such payment based on a formula when the London Metal Exchange nickel price is above $3.50 per pound. Such price participation clause was in place through May 2004, at which time this original contract provision was renegotiated. As a result of this renegotiation, price participation payments made after May 2004 will be charged to cost of products sold rather than accounted for as acquisition cost. These price participation payments reduce negative goodwill as calculated in the initial purchase price allocation. In accordance with the provisions of APB 16, Business Combinations, such negative goodwill was recorded in the opening balance sheet as a reduction of acquired long-lived assets (primarily property, plant and equipment). The price participation payments are accounted for as a reduction of negative goodwill as initially calculated, resulting in an increase to long-lived assets as these payments are made. Depreciation expense on the increase in long-lived assets has been calculated and recorded on a prospective basis over the estimated remaining useful life of the acquired assets.

Note F   Restructuring Charges

The Company’s worldwide restructuring program announced in 2002 was completed in 2003, and therefore there were no restructuring charges in 2004. During the three months ended March 31, 2003, the Company recorded restructuring and other charges related to its continuing operations of $3.8 million, all of which are classified in selling, general and administrative expenses. A summary of the charges, which have a cash component of approximately $2.4 million, is as follows:

Workforce reductions	$642
Asset write-downs	1,242
Other	1,915

$3,799

An analysis of the use of the Company’s restructuring liabilities related to its continuing operations in 2004 is summarized below:

		Exit of
	Workforce	Facilities and
	Reductions	Other	Total

Balance at December 31, 2003	$3,109	$1,436	$4,545
Utilized in first quarter of 2004	(1,233)	(1,131)	(2,364)

Balance at March 31, 2004	$1,876	$305	$2,181

During the three months ended March 31, 2003, the Company also recorded restructuring charges of $5.6 million included in discontinued operations.

Note G   Contingent Matters

In November 2002, the Company received notice that shareholder class action lawsuits were filed against the Company related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the members of the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant.

In November 2002, the Company also received notice that shareholder derivative lawsuits had been filed against the members of the Company’s Board of Directors. Derivative plaintiffs allege the directors breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs seek a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings back to and including 1999.

The Company has been engaged in mediation sessions with the plaintiffs regarding the shareholder class action and shareholder derivative lawsuits. The Company anticipates these lawsuits will be resolved during 2005. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into an “Agreement to Settle Class Action” (Agreement) dated March 7, 2005, which is an agreement in principle that outlines the general terms of a proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement. Based on the Agreement and the Company’s consideration of the shareholder derivative lawsuits described above, during the fourth quarter of 2003, the Company recorded a charge to administrative expense of $84.5 million related to the lawsuits and during the first quarter of 2004, the Company recorded an additional charge to administrative expense of $7.5 million. At March 31, 2004 and December 31, 2003, the Company had an accrual of $92.0 million and $84.5 million, respectively, for these lawsuits.

The settlements are expected to be payable $74.0 million in cash and $18 million in common stock. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. Insurance proceeds of approximately $15 million have been received and utilized in 2003, 2004 and 2005 to cover legal expenses related to these lawsuits. Potential remaining insurance proceeds of up to approximately $30 million may be available and will be recognized when received.

The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters.

A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2004 and December 31, 2003, the Company has recorded environmental liabilities of $13.8 million and $14.2 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in St. George, Utah, Newark, New Jersey, and Vasset, France. These amounts are included in other long-term liabilities.

Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters, as well as other legal proceedings arising out of operations in the normal course of business, is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations, or cash flows.

Note H   Pension and Other Postretirement Benefits

The components of the Company’s net periodic benefit expense (income) for its defined benefit pension plan and other postretirement benefits are shown below:

		Three months ended
		March 31,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2004	2003	2004	2003
Service cost	$—	$—	$—	$42
Interest cost	216	217	50	81
Expected return on plan assets	(243)	(258)	—	—
Other	8	44	(8)	(5)

Net periodic benefit (income) expense	$(19)	$3	$42	$118

The Medicare Prescription Drug, Improvement and Modernization Act (“Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company has elected to defer recognition of the Act. Therefore, the effects of this Act have not been reflected in the postretirement benefit obligation or expense. The Company may choose to amend the postretirement medical plan to reflect the benefits of the Act.

In May 2004, the Financial Accounting Standards Board issued FSP No. 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act and supercedes FSP No. 106-1. FSP No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of FSP No. 106-2 will not have a material impact on the Company’s results of operations or financial position.

Note I   Earnings Per Share

The following table sets forth the computation of basic and dilutive income from continuing operations per common share:

	Three Months Ended
	March 31,
	2004	2003

Income from continuing operations	$48,275	$1,802

Weighted average shares outstanding	28,470	28,337
Dilutive effect of stock options and restricted stock	117	—

Weighted average shares outstanding – assuming dilution	28,587	28,337

Basic income per common share from continuing operations	$1.70	$0.06

Dilutive income per common share from continuing operations	$1.69	$0.06

The following table sets forth the computation of basic and dilutive net income (loss) per common share:

	Three Months Ended
	March 31,
	2004	2003

Net income (loss)	$48,275	$(2,969)

Weighted average shares outstanding	28,470	28,337
Dilutive effect of stock options and restricted stock	117	—

Weighted average shares outstanding – assuming dilution	28,587	28,337

Basic net income (loss) per common share	$1.70	$(0.10)

Dilutive net income (loss) per common share	$1.69	$(0.10)

Note J   Comprehensive Income

During the three months ended March 31, 2004 and 2003, total comprehensive income was $48.3 million and $1.9 million, respectively. Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note K   Income Taxes

The effective income tax rate for the three months ended March 31, 2004 was 29.3% versus 34.1% for the comparable period in 2003. The effective tax rate in 2004 is lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit.

Note L   Debt and Other Financial Instruments

Debt consists of the following:

	March 31,	December 31,
	2004	2003

Senior Subordinated Notes	$400,000	$400,000
Note payable - bank	22,919	22,919
Deferred gain on termination of cash flow hedges	7,214	7,377
Fair value of interest rate swaps (fair value hedges)	3,073	170

	433,206	430,466
Current: Long-term debt in default	400,000	—

Total long-term debt	$33,206	$430,466

The Senior Subordinated Notes (the Notes) bear interest at 9.25% and mature on December 15, 2011. The delay in filing required periodic reports with the SEC during 2004 caused events of default under the indenture governing these Notes. The Company obtained waivers for the events of default from the noteholders under the indenture governing the Notes, but such waivers expired on October 31, 2004. The Company paid $1.0 million to the noteholders for the waivers of the events of default. The noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate the payment of the Notes. If acceleration were to occur, the Company would seek to finance such obligation through other borrowings. On March 31, 2004, the Company reclassified the Notes from long-term to current as the Company failed to file its 2003 Form 10-K by such date.

In August 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There was no borrowing under this facility as of March 31, 2004. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (the Notes described above), and the Company makes appropriate deliveries of delayed financial information under the credit agreement and the indenture governing its public debt by specific dates, the latest of which is July 22, 2005. Until such time, the aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.

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

Note M   Receivables from Joint Venture Partners

In 2001 and prior years, the Company financed the capital contribution for the 20% minority shareholder in its joint venture in the Democratic Republic of Congo (DRC). At March 31, 2004 and December 31, 2003, the receivable from this partner was $14.8 million and $21.8 million, respectively. The receivable was fully collected by September 30, 2004.

In 2001 and subsequent years, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At March 31, 2004 and December 31, 2003, the receivables from this partner were $29.4 million. The receivables bear interest at 3.7% and are secured by the partner’s interest in the joint venture and are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). Dividends paid by the joint venture, if any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partners.

Note N   Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs – An amendment of ARB No. 43 (SFAS 151). SFAS clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS 151 will not have a material impact on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (SFAS 123R). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 123R will not have a material impact on the Company’s results of operations or financial position.

The American Jobs Creation Act of 2004 (AJCA) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85 percent of certain foreign earnings repatriated to the U.S. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing as a special deduction in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s consolidated financial statements in 2004. The Company has not yet completed its evaluation of the deduction for qualified domestic manufacturing activities on the Company’s future effective tax rate. The phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in the future. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect the impact of repatriation of foreign earnings, if any, to have a material impact on the Company’s results of operations or financial position.

Note O   Reportable Segments

The Company operates in two business segments - Cobalt and Nickel. The Cobalt segment includes products manufactured using cobalt and other metals including copper, zinc, manganese and calcium. The Nickel segment includes nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes.

While its primary manufacturing sites are in Finland, the Company also has manufacturing and other facilities in Australia, North America, and other countries in Europe and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 25% of the Company’s investment in property, plant and equipment is located in the Democratic Republic of Congo, where the Company operates a smelter through a 55% owned joint venture.

These segments correspond to management’s approach to aggregating products and business units, making operating decisions and assessing performance. The following table reflects the results of the segments.

	Three Months Ended
	March 31,
	2004	2003
Net sales
Cobalt	$163,983	$90,371
Nickel	222,881	133,156
Intercompany sales between segments	(20,234)	(9,071)

Total net sales	$366,630	$214,456

Operating profit (loss)
Cobalt	$51,312	$5,135
Nickel	44,001	13,608
Corporate expenses	(20,855)	(10,092)

Total operating profit	$74,458	$8,651

Interest expense	$(9,198)	$(8,652)
Foreign currency gain (loss)	(363)	2,220
Investment income and other, net	2,747	609

Income from continuing operations before income taxes and minority interest	$67,644	$2,828

Corporate expenses for the three months ended March 31, 2004 include a $7.5 million charge for the shareholder derivative lawsuits (see Note G).

Operating profit for the Cobalt segment for the three months ended March 31, 2003 includes restructuring charges of $3.8 million.

Note P	Guarantor and Non-Guarantor Subsidiary Information

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	March 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data

Current assets:
Cash and cash equivalents	$19,972	$1,389	$40,206	$—	$61,567
Accounts receivable	440,045	54,099	516,423	(841,210)	169,357
Inventories	—	45,075	258,763	—	303,838
Other assets	1,105	4,599	76,328	—	82,032

Total current assets	461,122	105,162	891,720	(841,210)	616,794

Property, plant and equipment - net	—	37,105	367,797	—	404,902
Goodwill	75,830	68,908	34,487	—	179,225
Intercompany receivables	331,071	—	984,622	(1,315,693)	—
Investment in subsidiaries	64,642	(49)	2,160,526	(2,225,119)	—
Other assets	15,401	13,304	68,836	—	97,541

Total assets	$948,066	$224,430	$4,507,988	$(4,382,022)	$1,298,462

Current liabilities:
Long-term debt in default	$400,000	$—	$—	$—	$400,000
Accounts payable	(5,594)	83,528	545,021	(479,869)	143,086
Other accrued expenses	45,031	26,837	57,494	—	129,362

Total current liabilities	439,437	110,365	602,515	(479,869)	672,448

Long term debt	10,287	—	22,919	—	33,206
Deferred income taxes	—	—	27,199	—	27,199
Other long-term liabilities	99,100	14,228	53,039	—	166,367
Intercompany payables	—	444,014	1,221,473	(1,665,487)	—

Stockholders’ equity	399,242	(344,177)	2,580,843	(2,236,666)	399,242

Total liabilities and stockholders’ equity	$948,066	$224,430	$4,507,988	$(4,382,022)	$1,298,462

	December 31, 2003
		Combined	Combined
		Guarantor	Non-guarantor
	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data

Current assets:
Cash and cash equivalents	$8,839	$4,553	$41,327	$—	$54,719
Accounts receivable	424,455	45,979	511,343	(845,077)	136,700
Inventories	—	33,151	236,050	—	269,201
Other assets	166	4,712	60,191	—	65,069

Total current assets	433,460	88,395	848,911	(845,077)	525,689

Property, plant and equipment - net	—	37,606	373,754	—	411,360
Goodwill	75,830	68,908	33,940	—	178,678
Intercompany receivables	287,620	—	1,027,343	(1,314,963)	—
Investment in subsidiaries	55,124	—	2,160,526	(2,215,650)	—
Other assets	11,711	9,804	74,196	—	95,711

Total assets	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

Current liabilities:
Accounts payable	$(5,290)	$76,677	$571,427	$(506,624)	$136,190
Other accrued expenses	14,513	28,303	66,120	—	108,936

Total current liabilities	9,223	104,980	637,547	(506,624)	245,126

Long-term debt	407,547	—	22,919	—	430,466
Deferred income taxes	5,265	—	23,777	—	29,042
Other long-term liabilities and minority interest	91,258	15,415	49,679	—	156,352
Intercompany payables	—	419,566	1,220,445	(1,640,011)	—

Stockholder’s equity	350,452	(335,248)	2,564,303	(2,229,055)	350,452

Total liabilities & stockholder’s equity	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data

Net sales	$—	$52,185	$456,739	$(142,294)	$366,630
Cost of products sold	—	39,684	356,572	(142,294)	253,962

	—	12,501	100,167	—	112,668
Selling, general and administrative expense	—	26,851	11,359	—	38,210

Income (loss) from operations	—	(14,350)	88,808	—	74,458
Interest expense	(8,835)	(1,453)	(13,041)	14,131	(9,198)
Investment and other income, net	1,748	22	15,108	(14,131)	2,747
Foreign exchange loss	(215)	(7)	(141)	—	(363)

Income (loss) before income taxes and minority interest	(7,302)	(15,788)	90,734	—	67,644
Income tax expense	—	—	19,806	—	19,806
Minority interest	—	—	(437)	—	(437)

Net income (loss)	$(7,302)	($(15,788)	$71,365	—	$48,275

	Three months ended March 31, 2003
		Combined	Combined
		Guarantor	Non-guarantor
	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement

Net sales	$—	$45,370	$223,969	$(54,883)	$214,456
Cost of products sold	—	35,408	200,919	(54,883)	181,444

	—	9,962	23,050	—	33,012
Selling, general and administrative expenses	—	16,419	7,942	—	24,361

Income (loss) from operations	—	(6,457)	15,108	—	8,651
Interest expense	(22,816)	(4,082)	(864)	19,110	(8,652)
Investment and other income, net	5,427	217	14,075	(19,110)	609
Foreign exchange gain	74	12	2,134	—	2,220

Income (loss) before income taxes and minority interest	(17,315)	(10,310)	30,453	—	2,828
Income tax expense	—	—	964	—	964
Minority interest	—	—	62	—	62

Income (loss) from continuing operations	(17,315)	(10,310)	29,427	—	1,802
Income (loss) from discontinued operations, net of tax	—	713	(5,484)	—	(4,771)

Net income (loss)	$(17,315)	$(9,597)	$23,943	$—	$(2,969)

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data

Net cash provided by (used in) operating activities	$14,197	$(2,815)	$2,067	$—	$13,449

Investing activities:
Expenditures for property plant and equipment - net	—	(349)	(2,293)	—	(2,642)
Acquisition of business	(3,064)	—	—	—	(3,064)

Net cash used in investing activities	(3,064)	(349)	(2,293)	—	(5,706)

Effect of exchange rate changes on cash and cash equivalents	—	—	(895)	—	(895)

Increase (decrease) in cash and cash equivalents	11,133	(3,164)	(1,121)	—	6,848
Cash and cash equivalents at beginning of period	8,839	4,553	41,327	—	54,719

Cash and cash equivalents at end of period	$19,972	$1,389	$40,206	$—	$61,567

	Three months ended March 31, 2003
		Combined	Combined
		Guarantor	Non-guarantor
	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data

Net cash provided by (used in) operating activities	$21,769	$(944)	$(12,529)	$—	$8,296

Investing activities:
Expenditures for property plant and equipment - net	—	(182)	(1,066)	—	(1,248)
Acquisition of business	(885)	—	—	—	(885)

Net cash used in investing activities	(885)	(182)	(1,066)	—	(2,133)

Financing activities:
Payments of long-term debt	(19,600)	—	—	—	(19,600)

Net cash used in financing activities	(19,600)	—	—	—	(19,600)
Effect of exchange rate changes on cash and cash equivalents	—	—	220	—	220

Cash provided by (used in) continuing operations	1,284	(1,126)	(13,375)	—	(13,217)
Cash provided by discontinuing operations	—	—	14,773	—	14,773

Increase (decrease) in cash and cash equivalents	1,284	(1,126)	1,398	—	1,556
Cash and cash equivalents at beginning of period	667	1,708	10,095	—	12,470

Cash and cash equivalents at end of period	$1,951	$582	$11,493	$—	$14,026

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 1,500 product offerings to approximately 3,300 customers in over 30 industries. The Company operates in two business segments — Cobalt and Nickel. The Company’s business is critically connected to both the price and availability of raw materials, primarily cobalt and nickel. Since the Company has manufacturing and other facilities in Africa, North America, Europe and Asia-Pacific, and markets its products worldwide, fluctuations in currency prices may affect the Company’s operating results. These factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net sales for the three months ended March 31, 2004 were $366.6 million, compared to $214.5 million in the 2003 period, an increase of 70.9%. The increase in sales is primarily a result of higher metal prices ($165 million) offset by lower volumes ($14 million). The average price of cobalt for the first quarter of 2004 was $24.65 compared to $7.66 for the first quarter of 2003. The average price of nickel for the first quarter of 2004 was $6.68 compared to $3.76 for the first quarter of 2003.

Gross profit was $112.7 million for the three months ended March 31, 2004, compared to $33.0 million for the same period in 2003. The increase in gross profit was principally due to an increase in selling prices of the Company’s products as a result of the increase in metal prices. Margins benefited from using raw materials that were purchased before the overall increases in metal prices. The overall margin percentage improved due to the same reason and more than a 50% increase in the volume of product sold to the battery sector, partially offset by the negative impact of currency effects resulting from the strong euro compared to the U.S. dollar.

Selling, general and administrative expenses (SG&A) decreased as a percentage of sales to 10.4% in 2004 compared to 11.4% in the 2003 period. SG&A expenses for the three months ended March 31, 2004 were $38.2 million compared to $24.4 million for the same period in 2003. The increase was principally due to $7.5 million charge related to the derivative lawsuit, $2.8 million of executive compensation awards, $3.5 million in professional fees associated with the financial restatement process and Sarbanes-Oxley Act requirements, and $0.3 million of stock option expense. 2003 amounts included restructuring charges of $3.8 million.

Other expense was $6.8 million for the three months ended March 31, 2004, compared to $5.8 million for the same period in 2003. The increase was primarily due to the foreign exchange losses in 2004 of $0.4 million compared to gains in 2003 of $2.2 million, partially offset by $2.1 million of equity income in 2004 from the Company’s investment in an Australian nickel company compared to $0.5 million in 2003.

The effective income tax rate for the three months ended March 31, 2004 was 29.3% compared to 34.1% for the same period 2003. The effective tax rate in 2004 was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit.

There were no discontinued operations in 2004. Loss from discontinued operations was $4.8 million in the first quarter of 2003 due primarily to restructuring charges of $5.6 million related to discontinued operations.

Cobalt

Net sales for the three months ended March 31, 2004 were $164.0 million compared to $90.4 million for the same period in 2003. Operating profit for the period was $51.3 million compared to $5.1 million in the 2003 period. Sales increased due to the shift of products to the battery sector ($50 million), which benefited most significantly from the increase in the price of cobalt as well as higher volumes (over 50% increase) in the battery sector due to increased demand. The overall volume of products sold by the cobalt group decreased 14% versus the prior year period due principally to the sale of the PVC operations that occurred in the third quarter of 2003. The Company realized improved net sales margins mostly due to the rapid increase in cobalt price that began at the end of 2003 as well as increased sales of product to the battery sector. Also, the first quarter of 2003 included restructuring charges of $3.8 million.

Nickel

Net sales for the three months ended March 31, 2004 were $222.9 million compared to $133.2 million for the same period in 2003. Sales increased principally due to higher selling prices for nickel metal products ($87 million) partially offset by a 12% decline in volume due to the tightness of raw material feeds. Operating profit for the period was $44.0 million compared to $13.6 million in the 2003 period. These results were attributable primarily to higher London Metal Exchange prices for nickel, resulting in higher selling prices for the Company’s products.

Corporate Expenses

Corporate expenses for the three months ended March 31, 2004 were $20.9 million compared to $10.1 million for the same period in 2003. The increase was due principally to a $7.5 million charge related to the derivative lawsuit, higher legal and professional fees associated with the restatement, as well as executive compensation awards including a charge of $2.3 million related to the departure of the Company’s former chief financial officer. These increases were partially offset by lower spending related to headcount reductions that occurred during 2003.

Liquidity and Capital Resources

Operating activities generated positive cash flow of $13.4 million during the first quarter of 2004 compared with positive operating cash flow of $8.3 million for the same period in 2003. Income from continuing operations of $48.3 million represents an increase of $46.5 million compared to the first quarter of 2003 income. Accounts receivable increased $32.7 million compared to December 31, 2003 as a result of higher sales due to higher metal prices in the first quarter of 2004 compared to the fourth quarter of 2003. Inventories increased $34.6 million compared to December 31, 2003 due to higher raw material costs as a result of higher metal prices. Accounts payable increased $6.9 million compared to December 31, 2003 as a result of higher inventory costs due to higher metal prices in the first quarter of 2004. Accrued income taxes increased $12.0 million compared to December 31, 2003 based on the first quarter profit in 2004. Accrued interest increased by $9.8 million associated with the $400 million of 9.25% Senior Subordinated Notes due 2011 for which interest payments are due June 15 and December 15.

Capital expenditures in the first quarter of 2004 and 2003 were $2.6 million and $1.2 million, respectively, and primarily related to ongoing projects to maintain current operating levels.

In August 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There was no borrowing under this facility at March 31, 2004. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (described immediately below), and the Company makes appropriate deliveries of delayed financial information under the credit agreement and the indenture governing its public debt by specific dates, the latest which is July 22, 2005. Until such time, the aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.

The majority of the Company’s debt at March 31, 2004 was $400 million of 9.25% Senior Subordinated Notes due 2011. The delay in filing required SEC reports during 2004 caused events of default under the indenture governing these notes. The Company obtained waivers of the events of default from the noteholders, but such waivers expired on October 31, 2004. The Company paid $1.0 million to the noteholders for the waivers of the events of default. The noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate the payment of these notes. Although the noteholders have not taken any action to accelerate this debt since the waivers expired, the Company cannot predict whether they will do so in the future. If acceleration were to occur, the Company would seek to finance such obligation through other borrowings. There is no assurance the Company would be able to obtain such other borrowings if necessary.

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

The Company generated sufficient cash from operations during 2004 to provide for its working capital, debt service and capital expenditure requirements. The Company believes that it will have sufficient cash generated by operations and available from its credit facility to provide for its working capital, debt service, litigation settlement and capital expenditure requirements in 2005.

As a result of the delay in filing periodic reports with the SEC, there currently are limitations upon the Company’s ability to incur additional indebtedness. However, the Company anticipates that it will resolve the existing defaults under the credit facility and the indenture for the notes outstanding in a manner that will permit it to borrow under the credit facility without such limitations in the future.

The Company is a defendant in shareholder class action and derivative lawsuits alleging securities law violations relating to the decline in the Company’s stock price following the third quarter 2002 earnings announcement. The status of such lawsuits is described in Note G to the condensed consolidated financial statements included in this quarterly report.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. During the first three months of 2004, there was no change in the Company’s critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2003.

Cautionary Statement for Safe Harbor Purposes

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

Important factors that may affect the Company’s expectations, estimates or projections include:

•	the completion of the settlement of the shareholder class action lawsuits filed against the Company and certain of its executives in a manner that is consistent with the agreement in principle reached with the lead plaintiffs in such lawsuits;

•	the ultimate impact upon the Company of the shareholder derivative lawsuits filed against the Company’s Board of Directors;

•	the speed and sustainability of price changes in cobalt and nickel;

•	the availability of competitively priced supplies of raw materials, particularly cobalt and nickel;

•	the effect of the Company’s inability to meet the SEC and NYSE filing obligations on a timely basis upon funding availability under the Company’s credit facilities or upon debt obligations outstanding;

•	the effect of the Company not completing the testing of its internal control over financial reporting systems such that management of the Company and its independent registered public accounting firm are unable to report as to such internal control over financial reporting in a timely fashion for the year 2004;

•	the risk that new or modified internal controls, implemented in response to an investigation by the audit committee of the Company’s board of directors and the Company’s examination of its internal control over financial reporting systems pursuant to Section 404 of the Sarbanes-Oxley Act, are not effective and need to be improved, resulting in additional expense;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of fluctuations in currency exchange rates on the Company’s international operations;

•	the effect of non-currency risks of investing and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the outcome of the previously announced SEC Division of Enforcement’s review of the investigation conducted by the Company’s audit committee; and

•	the general level of global economic activity and demand for the Company’s products.

The Company does not assume any obligation to update these forward-looking statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2003 Annual Report on Form 10-K. The Company’s exposure to market risk did not change materially between December 31, 2003 and March 31, 2004.

Item 4	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004.

As disclosed in Note B to the condensed consolidated financial statements contained in this quarterly report, the Company’s audit committee of the board of directors conducted an independent investigation commencing in December 2003 which ultimately concluded that previously issued financial statements contained material errors. The investigation and subsequent audits of the restated financial statements included in the Form 10-K for the year ended December 31, 2003 have identified significant internal control weaknesses and deficiencies that existed in prior periods and were not identified or corrected as of March 31, 2004. In connection with the audit of its consolidated financial statements for the year ended December 31, 2003 and its restated consolidated financial statements for the years ended December 31, 2002 and 2001, the Company received two material weakness letters from its independent auditors dated February 28, 2005 (see the 2003 Form 10-K for further information) and March 31, 2005. The material weakness letter dated March 31, 2005 states, “The Company’s controls over accounting and financial reporting processes are inadequate, resulting in the inability to prepare consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles on a timely basis. In addition to the contributing weaknesses discussed in our letter to the Audit Committee dated February 28, 2005, the Company does not maintain sufficient documentation to appropriately reconcile its income tax accounts and does not follow a process for preparation of the statement of cash flows that identifies all significant transactions providing or using cash.”

Based on their evaluation, the interim chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2004 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.

(b) Changes in Internal Controls in 2004 and 2005

As a result of the issues underlying the investigation referenced in (a) above, and as part of the Company’s continuing activities pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, the Company has made many changes that improve its internal control environment. Changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are summarized below:

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

The Company is in the process of shifting all original accounting from corporate to the operating units. Two group controllers manage these operating unit accounting personnel and are primarily responsible for consolidated group accounting results. Corporate accounting is now a part of the oversight, review and consultation process. The shifting of the original accounting to the operating unit level has resulted in improved communication and interaction among the unit controllers, group controllers and corporate accounting.

The Company has implemented improved internal controls and efficiencies with respect to its monthly, quarterly and year-end financial statement close processes. Two key controls implemented are as follows: (1) formal quarterly meetings among the chief executive officer, chief financial officer, group vice presidents, corporate controller and group controllers are held to discuss all significant and/or judgmental issues, facts and circumstances as well as accounting treatment of each issue, and a summary of the issues and conclusions is then shared with the chairman of the audit committee and the Company’s independent auditors; and (2) the group vice presidents and corporate and group controllers sign an internal representation letter each quarter regarding their respective results, which cascade up to the chief executive officer and chief financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

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

By implementing the above actions, the Company believes that issues raised by the audit committee investigation and by the material weakness letters have been or are in the process of being remediated.

Part II	Other Information

Item 6	Exhibits

(12) Computation of Ratio of Earnings to Fixed Charges

(31.1) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 9, 2005	OM GROUP, INC.

/s/ R. Louis Schneeberger

R. Louis Schneeberger
Chief Financial Officer
(Duly authorized signatory of OM Group, Inc.)