Form 10-Q
period 2004-06-30
OM GROUP INC
filed 2005-06-10
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

Yes ☑               No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2004: Common Stock, $.01 Par Value - 28,470,073 shares

INDEX
OM GROUP, INC.

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets — June 30, 2004 and December 31, 2003
Condensed statements of consolidated operations — Three months ended June 30, 2004 and 2003; Six months ended June 30, 2004 and 2003
Condensed statements of consolidated cash flows — Six months ended June 30, 2004 and 2003
Notes to condensed consolidated financial statements — June 30, 2004
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings — Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Not applicable
Item 3. Defaults upon Senior Securities — Not applicable
Item 4. Submission of Matters to a Vote of Security Holders — Not applicable
Item 5. Other information — Not applicable
Item 6. Exhibits
Exhibit 12 Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32 Certification

Part I Financial Information

Item 1 Financial Statements

OM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,367	$54,719
Accounts receivable, less allowances	146,630	136,700
Inventories	359,812	269,201
Advances to suppliers	33,492	19,400
Other	34,758	45,669

Total current assets	626,059	525,689

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land	5,503	5,511
Buildings and improvements	161,001	157,738
Machinery and equipment	477,393	470,435
Furniture and fixtures	17,266	16,287

	661,163	649,971
Less accumulated depreciation	264,429	238,611

	396,734	411,360
OTHER ASSETS
Goodwill	178,801	178,678
Receivables from joint venture partners	36,301	51,187
Other	49,226	44,524

TOTAL ASSETS	$1,287,121	$1,211,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt in default	$400,000	$—
Accounts payable	135,473	136,190
Retained liabilities of businesses sold	26,041	41,654
Accrued income taxes	18,181	4,114
Accrued interest	3,013	1,896
Shareholder litigation accrual	74,000	—
Other	70,200	61,272

Total Current Liabilities	726,908	245,126

LONG-TERM LIABILITIES
Long-term debt	27,999	430,466
Deferred income taxes	27,000	29,042
Shareholder litigation accrual	18,000	84,500
Minority interest	44,699	42,726
Other	30,903	29,126

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,484,098 shares in 2004 and 2003	285	285
Capital in excess of par value	495,975	495,107
Retained deficit	(94,791)	(160,724)
Treasury stock (14,025 shares in 2004 and 2003, at cost)	(710)	(710)
Accumulated other comprehensive income	11,148	17,086
Unearned compensation	(295)	(592)

Total Stockholders’ Equity	411,612	350,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,287,121	$1,211,438

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$313,738	$200,814	$680,368	$415,270
Cost of products sold	243,758	165,138	497,720	346,582

	69,980	35,676	182,648	68,688

Selling, general and administrative expenses	28,312	20,863	66,522	45,224

INCOME FROM OPERATIONS	41,668	14,813	116,126	23,464

OTHER INCOME (EXPENSE)
Interest expense	(11,136)	(9,287)	(20,334)	(17,939)
Foreign exchange loss	(3,472)	(2,409)	(3,835)	(189)
Investment income and other, net	1,317	745	4,064	1,354

	(13,291)	(10,951)	(20,105)	(16,774)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	28,377	3,862	96,021	6,690

Income tax expense	8,309	1,317	28,115	2,281
Minority interest	2,410	(1,429)	1,973	(1,367)

INCOME FROM CONTINUING OPERATIONS	17,658	3,974	65,933	5,776

DISCONTINUED OPERATIONS
Loss from operations, net of tax	—	(1,015)	—	(5,786)

	—	(1,015)	—	(5,786)

NET INCOME (LOSS)	$17,658	$2,959	$65,933	$(10)

Net income (loss) per common share — basic
Continuing operations	$0.62	$0.14	$2.32	$0.20
Discontinued operations	—	(0.04)	—	(0.20)

Net income	$0.62	$0.10	$2.32	$0.00

Net income (loss) per common share — assuming dilution
Continuing operations	$0.62	$0.14	$2.31	$0.20
Discontinued operations	—	(0.04)	—	(0.20)

Net income	$0.62	$0.10	$2.31	$0.00

Weighted average shares outstanding
Basic	28,470	28,307	28,470	28,307
Assuming dilution	28,562	28,308	28,586	28,308

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$65,933	$5,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,321	29,142
Foreign exchange loss	3,835	189
Minority interest	1,973	(1,367)
Other non-cash items	7,825	118
Changes in operating assets and liabilities	(94,036)	(53,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,851	(19,142)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(6,370)	(2,280)
Acquisition of business	(6,715)	(1,816)
Proceeds from sale of business		63,702

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(13,085)	59,606

FINANCING ACTIVITIES
Payments of long-term debt	—	(41,596)

NET CASH USED IN FINANCING ACTIVITIES	—	(41,596)

Effect of exchange rate changes on cash and cash equivalents	(1,118)	551

CASH USED IN CONTINUING OPERATIONS	(3,352)	(581)

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	7,388

(Decrease) increase in cash and cash equivalents	(3,352)	6,807
Cash and cash equivalents at beginning of period	54,719	12,470

Cash and cash equivalents at end of period	$51,367	$19,277

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

Notes to Condensed consolidated Financial Statements (Unaudited)
June 30, 2004
(Thousands of dollars, except as noted and per share amounts)

Note A Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals for 2004 and 2003 and restatement adjustments for 2003 — see Note B for further discussion) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

During 2003, the Company changed its method of accounting for certain inventories of its continuing operations from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As a result, all unaudited financial information presented herein is on a FIFO basis (See Note C for further discussion).

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

The overall impact of the restatement adjustments on the Company’s previously issued condensed statement of consolidated operations for the three and six months ended June 30, 2003 follows. Amounts presented are before the Company’s change from the LIFO to the FIFO method of valuing certain inventory as described in Note C.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2003
Net income (loss), as originally reported	$2,154	$(4,469)
Effect of the restatement adjustments	6,801	17,204

Net income, as restated	$8,955	$12,735

Net income (loss) per common share — basic and diluted:
Net income (loss), as originally reported	$0.08	$(0.15)
Effect of restatement adjustments	0.23	0.60

Net income, as restated	$0.31	$0.45

Note C Inventories and Change in Accounting Principle

Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials and supplies	$226,111	$158,112
Work in process	43,643	43,109
Finished goods	90,058	67,980

	$359,812	$269,201

Previously, substantially all of the Company’s inventories were accounted for under the LIFO method of accounting. During the fourth quarter 2003, the Company changed its method of accounting for certain inventories from the LIFO method to the FIFO method for its continuing operations. The effect of the change on restated income from continuing operations and per share amounts is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2003
Income from continuing operations, as restated using the LIFO method	$9,970	$18,521
Effect of change in accounting method to the FIFO method, applied retroactively	(5,996)	(12,745)

Income from continuing operations, as adjusted using the FIFO method	$3,974	$5,776

Income from continuing operations per common share — diluted:
Income from continuing operations per common share, as restated using the LIFO method	$0.35	$0.65
Effect of change in accounting method to the FIFO method, applied retroactively	(0.21)	(0.45)

Income from continuing operations per common share, as adjusted using the FIFO method	$0.14	$0.20

The effect of the change on restated net income and per share amounts is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2003
Net income, as restated using the LIFO method	$8,955	$12,735
Effect of change in accounting method to the FIFO method, applied retroactively	(5,996)	(12,745)

Net income (loss), as adjusted using the FIFO method	$2,959	$(10)

Net income per common share - diluted:
Net income per common share, as restated using the LIFO method	$0.31	$0.45
Effect of change in accounting method to the FIFO method, applied retroactively	(0.21)	(0.45)

Net income per common share, as adjusted using the FIFO method	$0.10	$0.00

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

Operating results of discontinued operations are summarized as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2003
Net sales	$937,793	$2,073,088
Operating income	24,890	39,940
Interest expense	(15,226)	(33,725)
Income tax expense	1,708	1,657
Loss from discontinued operations	$(1,015)	$(5,786)

The operating results summarized above include restructuring charges of $5.6 million. The results also include an allocation of consolidated interest expense, based on the estimated proceeds from the sales of the PMG business and SCM that were required to be used to repay indebtedness outstanding under the Company’s then-existing senior credit facilities.

Note E Acquisitions

In April 2000, the Company acquired Outokumpu Nickel Oy (ONO) for a cash purchase price on the acquisition date of $188.1 million. For the six months ended June 30, 2004 and 2003, the Company made additional payments to the seller in the amount of $6.7 million and $1.8 million, respectively, under a contingent price participation clause of the original purchase agreement, whereby the seller is entitled to receive such payment based on a formula when the London Metal Exchange nickel price is above $3.50 per pound. Such price participation clause was in place through May 2004, at which time this original contract provision was renegotiated. As a result of this renegotiation, price participation payments made after May 2004 were charged to cost of products sold rather than accounted for as acquisition cost. The ultimate aggregate purchase price for the ONO acquisition was $206.0 million, including price participation payments of $6.7 million in 2004. These price participation payments reduce negative goodwill as calculated in the initial purchase price allocation. In accordance with the provisions of APB 16, Business Combinations, such negative goodwill was recorded in the opening balance sheet as a reduction of acquired long-lived assets (primarily property, plant and equipment). The price participation payments are accounted for as a reduction of negative goodwill as initially calculated, resulting in an increase to long-lived assets as these payments are made. Depreciation expense on the increase in long-lived assets has been calculated and recorded on a prospective basis over the estimated remaining useful life of the acquired assets.

Note F Restructuring and Other Charges

The Company’s worldwide restructuring program announced in 2002 was completed by the end of 2003, and therefore there were no restructuring charges in 2004. During the three and six months ended June 30, 2003, the Company recorded restructuring and other charges related to its continuing operations of $1.4 million and $5.2 million, respectively, all of which are classified in selling, general and administrative expenses. A summary of the charges, which have a cash component of approximately $3.8 million for the six months ended June 30, 2003, is as follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2003	2003
Workforce reductions	$1,398	$2,040
Asset write-downs	—	1,242
Other	—	1,915

	$1,398	$5,197

The workforce reduction amount for the three months ended June 30, 2003 represents finalization of the agreement to provide termination payments to the Company’s former Chief Operating Officer, who departed the Company in December 2002. At that time, the Company estimated and recorded an amount for these anticipated payments. The amount in 2003 represents a change in estimate.

An analysis of restructuring activity for the Company’s continuing operations is summarized below:

		Exit of
	Workforce	Facilities and
	Reductions	Other	Total
Balance at December 31, 2003	$3,109	$1,436	$4,545
Utilized in first quarter of 2004	(1,233)	(1,131)	(2,364)
Utilized in second quarter of 2004	(543)	(33)	(576)

Balance at June 30, 2004	$1,333	$272	$1,605

During the six months ended June 30, 2003, the Company also recorded restructuring charges of $5.6 million included in discontinued operations.

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

In November 2002, the Company also received notice that shareholder derivative lawsuits had been filed against the members of the Company’s Board of Directors. Derivative plaintiffs allege the directors breached fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs seek a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings back to and including 1999.

The Company has been engaged in mediation sessions with the plaintiffs regarding the shareholder class action and shareholder derivative lawsuits. The Company anticipates these lawsuits will be resolved during 2005. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into an “Agreement to Settle Class Action” (Agreement) dated March 7, 2005, which is an agreement in principle that outlines the general terms of a proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement. Based on the Agreement and the Company’s consideration of the shareholder derivative lawsuits described above, during the fourth quarter of 2003, the Company recorded a charge to administrative expense of $84.5 million related to the lawsuits and during the first quarter of 2004, the Company recorded an additional charge to administrative expense of $7.5 million. At June 30, 2004 and December 31, 2003, the Company had an accrual of $92.0 million and $84.5 million, respectively, for these lawsuits.

The settlements are expected to be payable $74.0 million in cash and $18.0 million in common stock. In April 2005, the Company paid $74.0 million into an escrow account as required by the Agreement. In the second quarter of 2004, the Company reclassified $74.0 million from long-term shareholder litigation accrual to current. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. Insurance proceeds of approximately $15 million have been received and utilized in 2003, 2004 and 2005 to cover legal expenses related to these lawsuits. Potential remaining insurance proceeds of up to approximately $30 million may be available and will be recognized when received.

The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters.

A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At June 30, 2004 and December 31, 2003, the Company has recorded environmental liabilities of $13.1 million and $14.2 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in St. George, Utah, Newark, New Jersey, and Vasset, France. These amounts are included in Other long-term liabilities.

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

Note H Pension and Other Postretirement Benefits

The components of the Company’s net periodic benefit (income) expense for its defined benefit pension plan and other postretirement benefits are shown below:

	Three months ended June 30,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2004	2003	2004	2003
Service cost	$—	$—	$—	$42
Interest cost	216	217	50	81
Expected return on plan assets	(243)	(258)	—	—
Curtailment gain	—	—	—	(1,812)
Other	8	44	(8)	(5)

Net periodic benefit (income) expense	$(19)	$3	$42	$(1,694)

	Six months ended June 30,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2004	2003	2004	2003
Service cost	$—	$—	$—	$84
Interest cost	432	434	100	162
Expected return on plan assets	(486)	(516)	—	—
Curtailment gain	—	—	—	(1,812)
Other	16	88	(16)	(10)

Net periodic benefit (income) expense	$(38)	$6	$84	$(1,576)

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

In May 2004, the Financial Accounting Standards Board issued FSP No. 106-2, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost to reflect the effects of the Act and supersedes FSP No. 106-1. FSP No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of FSP No. 106-2 will not have a material impact on the Company’s results of operations or financial position.

Note I Earnings Per Share

The following table sets forth the computation of basic and dilutive income per share from continuing operations:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations	$17,658	$3,974	$65,933	$5,776

Weighted average shares outstanding	28,470	28,307	28,470	28,307
Dilutive effect of stock options and restricted stock	92	1	116	1

Weighted average shares outstanding – assuming dilution	28,562	28,308	28,586	28,308

Basic income per common share from continuing operations	$0.62	$0.14	$2.32	$0.20

Dilutive income per common share from continuing operations	$0.62	$0.14	$2.31	$0.20

The following table sets forth the computation of basic and dilutive net income (loss) per common share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$17,658	$2,959	$65,933	$(10)

Weighted average shares outstanding	28,470	28,307	28,470	28,307
Dilutive effect of stock options and restricted stock	92	1	116	1

Weighted average shares outstanding – assuming dilution	28,562	28,308	28,586	28,308

Basic net income per common share	$0.62	$0.10	$2.32	$—

Dilutive net income per common share	$0.62	$0.10	$2.31	$—

Note J Comprehensive Income

During the three months ended June 30, 2004 and 2003, total comprehensive income was $11.7 million and $54.6 million, respectively. Total comprehensive income for the six months ended June 30, 2004 and 2003 was $60.0 million and $56.5 million, respectively. Comprehensive income consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note K Income Taxes

The effective income tax rate for the three months ended June 30, 2004 was 29.3% versus 34.1% for the comparable period in 2003. The effective income tax rate for the six months ended June 30, 2004 was 29.3% versus 34.1% for the comparable period in 2003. The effective tax rate in 2004 is lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit.

Note L Debt and Other Financial Instruments

Debt consists of the following:

	June 30,	December 31,
	2004	2003
Senior Subordinated Notes	$400,000	$400,000
Note payable — bank	22,919	22,919
Deferred gain on termination of cash flow hedges	7,051	7,377
Fair value of interest rate swaps (fair value hedges)	(1,971)	170

	427,999	430,466
Current: Long-term debt in default	400,000	—

Total long-term debt	$27,999	$430,466

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

In August 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There was no borrowing under this facility as of June 30, 2004. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (the Notes described above), and the Company makes appropriate deliveries of delayed financial information under the credit agreement and the indenture governing its public debt by specific dates, the latest of which is July 22, 2005. Until such time, the aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.

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

Note M Receivables from Joint Venture Partners

In 2001 and prior years, the Company financed the capital contribution for the 20% minority shareholders in its joint venture in the Democratic Republic of Congo(DRC). At June 30, 2004 and December 31, 2003, the receivable from this partner was $6.9 million and $21.8 million, respectively. The receivable was fully collected by September 30, 2004.

In 2001 and subsequent years, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At June 30, 2004 and December 31, 2003, the receivables from this partner were $29.4 million. The receivables bear interest at 3.7% and are secured by the partner’s interest in the joint venture and are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). Dividends paid by the joint venture, in any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partners.

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

Note O Business Segment Information

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

While the primary manufacturing sites are in Finland, the Company also has manufacturing and other facilities in Australia, North America, Europe and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 25% of the Company’s investment in property, plant and equipment is located in the Democratic Republic of Congo where the Company operates a smelter through a 55% owned joint venture.

These segments correspond to management’s approach to aggregating products and business units, making operating decisions and assessing performance. The following table reflects the results of the segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales
Cobalt	$165,125	$91,102	$329,108	$181,473
Nickel	166,292	116,812	389,173	249,967
Intercompany sales between segments	(17,679)	(7,100)	(37,913)	(16,170)

Total net sales	$313,738	$200,814	$680,368	$415,270

Operating profit (loss)
Cobalt	$39,029	$11,805	$90,341	$16,940
Nickel	14,459	9,123	58,460	22,731
Corporate expenses	(11,820)	(6,115)	(32,675)	(16,207)

Total operating profit	$41,668	$14,813	$116,126	$23,464

Interest expense	(11,136)	(9,287)	(20,334)	(17,939)
Foreign exchange loss	(3,472)	(2,409)	(3,835)	(189)
Investment income and other, net	1,317	745	4,064	1,354

Income from continuing operations before income taxes and minority interest	$28,377	$3,862	$96,021	$6,690

Corporate expenses for the six months ended June 30, 2004 include a $7.5 million charge for the shareholder derivative lawsuits (see Note G).

There were no restructuring charges recorded by the Cobalt or Nickel segment for the three months or six months ended June 30, 2004. Operating profit for the Cobalt segment for the six months ended June 30, 2003 includes restructuring charges of $3.8 million. Corporate expenses for the three months ended June 30, 2003 include restructuring charges of $1.4 million.

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	June 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$9,093	$1,921	$40,353	$—	$51,367
Accounts receivable	453,769	61,797	475,705	(844,641)	146,630
Inventories	—	50,052	309,760	—	359,812
Other assets	267	2,967	65,016	—	68,250

Total current assets	463,129	116,737	890,834	(844,641)	626,059

Property, plant and equipment — net	—	36,376	360,358	—	396,734
Goodwill	75,830	68,908	34,063	—	178,801
Intercompany receivables	301,994	—	983,986	(1,285,980)	—
Investment in subsidiaries	93,292	(49)	2,160,526	(2,253,769)	—
Other assets	9,808	13,715	62,004	—	85,527

Total assets	$944,053	$235,687	$4,491,771	$(4,384,390)	$1,287,121

Current liabilities:
Long-term debt in default	$400,000	$—	$—	$—	$400,000
Accounts payable	(4,926)	99,241	491,753	(450,595)	135,473
Other accrued expenses	106,845	13,906	70,684	—	191,435

Total current liabilities	501,919	113,147	562,437	(450,595)	726,908

Long term debt	5,080	—	22,919	—	27,999
Deferred income taxes	—	—	27,000	—	27,000
Other long-term liabilities	25,442	13,792	54,368	—	93,602
Intercompany payables	—	457,897	1,210,344	(1,668,241)	—

Stockholders’ equity	411,612	(349,149)	2,614,703	(2,265,554)	411,612

Total liabilities and stockholders’ equity	$944,053	$235,687	$4,491,771	$(4,384,390)	$1,287,121

	December 31, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$8,839	$4,553	$41,327	$—	$54,719
Accounts receivable	424,455	45,979	511,343	(845,077)	136,700
Inventories	—	33,151	236,050	—	269,201
Other assets	166	4,712	60,191	—	65,069

Total current assets	433,460	88,395	848,911	(845,077)	525,689

Property, plant and equipment — net	—	37,606	373,754	—	411,360
Goodwill	75,830	68,908	33,940	—	178,678
Intercompany receivables	287,620	—	1,027,343	(1,314,963)	—
Investment in subsidiaries	55,124	—	2,160,526	(2,215,650)	—
Other assets	11,711	9,804	74,196	—	95,711

Total assets	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

Current liabilities:
Accounts payable	$(5,290)	$76,677	$571,427	$(506,624)	$136,190
Other accrued expenses	14,513	28,303	66,120	—	108,936

Total current liabilities	9,223	104,980	637,547	(506,624)	245,126

Long-term debt	407,547	—	22,919	—	430,466
Deferred income taxes	5,265	—	23,777	—	29,042
Other long-term liabilities and minority interest	91,258	15,415	49,679	—	156,352
Intercompany payables	—	419,566	1,220,445	(1,640,011)	—

Stockholder’s equity	350,452	(335,248)	2,564,303	(2,229,055)	350,452

Total liabilities & stockholder’s equity	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

	Three months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$56,387	$408,950	$(151,599)	$313,738
Cost of products sold	—	43,828	351,529	(151,599)	243,758

	—	12,559	57,421	—	69,980
Selling, general and administrative expense	—	18,137	10,175	—	28,312

Income (loss) from operations	—	(5,578)	47,246	—	41,668
Interest expense	(10,293)	(1,569)	(12,834)	13,560	(11,136)
Investment and other income, net	1,893	192	12,792	(13,560)	1,317
Foreign exchange loss	(31)	—	(3,441)	—	(3,472)

Income (loss) before income taxes and minority interest	(8,431)	(6,955)	43,763	—	28,377
Income tax expense	—	—	8,309	—	8,309
Minority interest	—	—	2,410	—	2,410

Net income (loss)	$(8,431)	$(6,955)	$33,044	—	$17,658

	Three months ended June 30, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$40,830	$219,705	$(59,721)	$200,814
Cost of products sold	—	29,820	195,039	(59,721)	165,138

	—	11,010	24,666	—	35,676
Selling, general and administrative expenses	—	13,988	6,875	—	20,863

Income (loss) from operations	—	(2,978)	17,791	—	14,813
Interest expense	(23,045)	(4,113)	(1,980)	19,851	(9,287)
Investment and other income, net	4,866	154	15,576	(19,851)	745
Foreign exchange gain (loss)	450	30	(2,889)	—	(2,409)

Income (loss) before income taxes and minority interest	(17,729)	(6,907)	28,498	—	3,862
Income tax expense	—	—	1,317	—	1,317
Minority interest	—	—	(1,429)	—	(1,429)

Income (loss) from continuing operations	(17,729)	(6,907)	28,610	—	3,974
Income (loss) from discontinued operations, net of tax	(16)	105	(1,104)	—	(1,015)

Net income (loss)	$(17,745)	$(6,802)	$27,506	$—	$2,959

	Six months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$108,572	$865,689	$(293,893)	$680,368
Cost of products sold	—	83,512	708,101	(293,893)	497,720

	—	25,060	157,588	—	182,648
Selling, general and administrative expense	—	44,989	21,533	—	66,522

Income (loss) from operations	—	(19,929)	136,055	—	116,126
Interest expense	(19,129)	(3,022)	(29,826)	31,643	(20,334)
Investment and other income, net	3,640	215	31,852	(31,643)	4,064
Foreign exchange loss	(246)	(8)	(3,581)	—	(3,835)

Income (loss) before income taxes and minority interest	(15,735)	(22,744)	134,500	—	96,021
Income tax expense	—	—	28,115	—	28,115
Minority interest	—	—	1,973	—	1,973

Net income (loss)	$(15,735)	$(22,744)	$104,412	—	$65,933

	Six months ended June 30, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$86,200	$443,674	$(114,604)	$415,270
Cost of products sold	—	65,228	395,958	(114,604)	346,582

	—	20,972	47,716	—	68,688
Selling, general and administrative expenses	—	30,406	14,818	—	45,224

Income (loss) from operations	—	(9,434)	32,898	—	23,464
Interest expense	(45,861)	(8,195)	(2,844)	38,961	(17,939)
Investment and other income, net	10,292	371	29,652	(38,961)	1,354
Foreign exchange gain (loss)	524	42	(755)	—	(189)

Income (loss) before income taxes and minority interest	(35,045)	(17,216)	58,951	—	6,690
Income tax expense	—	—	2,281	—	2,281
Minority interest	—	—	(1,367)	—	(1,367)

Income (loss) from continuing operations	(35,045)	(17,216)	58,037	—	5,776
Income (loss) from discontinued operations, net of tax	(16)	818	(6,588)	—	(5,786)

Net income (loss)	$(35,061)	$(16,398)	$51,449	$—	$(10)

	Six months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$6,969	$(1,647)	$5,529	$—	$10,851

Investing activities:
Expenditures for property plant and equipment — net	—	(985)	(5,385)	—	(6,370)
Acquisition of business	(6,715)	—	—	—	(6,715)

Net cash used in investing activities	(6,715)	(985)	(5,385)	—	(13,085)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,118)	—	(1,118)

Increase (decrease) in cash and cash equivalents	254	(2,632)	(974)	—	(3,352)
Cash and cash equivalents at beginning of period	8,839	4,553	41,327	—	54,719

Cash and cash equivalents at end of period	$9,093	$1,921	$40,353	$—	$51,367

	Six months ended June 30, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(18,954)	$1,264	$(1,452)	$—	$(19,142)

Investing activities:
Expenditures for property plant and equipment — net	—	(571)	(1,709)	—	(2,280)
Acquisition of business	(1,816)	—	—	—	(1,816)
Proceeds from the sale of business	63,702	—	—	—	63,702

Net cash provided by (used in) investing activities	61,886	(571)	(1,709)	—	59,606

Financing activities:
Payments of long-term debt	(41,596)	—	—	—	(41,596)

Net cash used in financing activities	(41,596)	—	—	—	(41,596)
Effect of exchange rate changes on cash and cash equivalents	—	—	551	—	551

Cash provided by (used in) continuing operations	1,336	693	(2,610)	—	(581)
Cash provided by discontinuing operations	—	—	7,388	—	7,388

Increase in cash and cash equivalents	1,336	693	4,778	—	6,807
Cash and cash equivalents at beginning of period	667	1,708	10,095	—	12,470

Cash and cash equivalents at end of period	$2,003	$2,401	$14,873	$—	$19,277

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales for the three months ended June 30, 2004 were $313.7 million, an increase of 56.2% compared to the same period in 2003. The increase in sales is primarily a result of higher metal prices for both cobalt and nickel ($139 million), partially offset by lower sales volumes ($26 million). The average price of cobalt for the second quarter of 2004 was $24.91 compared to $9.04 for the second quarter of 2003. The average price of nickel for the second quarter of 2004 was $5.67 compared to $3.80 for the second quarter of 2003.

Gross profit increased to $70.0 million for the three-months ended June 30, 2004, compared to $35.7 million for the same period in 2003. The increase in gross profit was principally due to an increase in selling prices of the Company’s products as a result of the increase in metal prices. Margins benefited from selling finished goods manufactured utilizing raw materials that were purchased before the overall increases in metal prices in late 2003, though the improvement was less than the improvement realized in the first quarter of 2004. The margin improvement was partially offset by the negative impact of currency effects resulting from the strong euro compared to the U.S. dollar.

Selling, general and administrative expenses (SG&A) decreased as a percentage of sales to 9.0% in 2004 compared to 10.4% in the 2003 period. The 2003 period included restructuring charges of $1.4 million related to workforce reductions. SG&A dollars increased due primarily to costs associated with the restatement process.

Other expense — net was $13.3 million for the three months ended June 30, 2004, compared to $11.0 million for the same period in 2003. The increase was primarily due to $1.2 million of fees paid by the Company for temporary waivers with respect to the delay in filing periodic reports with the SEC (see Note L for further discussion), as well as higher foreign exchange losses.

The effective income tax rate for the three months ended June 30, 2004 was 29.3% compared to 34.1% for the same period 2003. The effective rate in 2004 was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit.

Income from continuing operations for the three months ended June 30, 2004 was $17.7 million compared to $4.0 million for the same period in 2003, due primarily to the aforementioned factors.

There were no discontinued operations in 2004. Loss from discontinued operations was $1.0 million in the second quarter of 2003.

Net income was $17.7 for the three months ended June 30, 2004 compared to $3.0 million for the same period in 2003, due primarily to the aforementioned factors.

Cobalt

Net sales for the three months ended June 30, 2004 were $165.1 million compared to $91.1 million for the same period in 2003. Operating profit for the period was $39.0 million compared to $11.8 million in the 2003 period. Sales increased due primarily to higher cobalt prices and the shift of products sold to the battery market ($40 million) which benefited most significantly from the increase in the price of cobalt, as well as higher overall volumes in that market due to increased demand. The overall volume of products sold by the cobalt group decreased 17% versus the prior year due principally to the sale of the PVC operations that occurred in the third quarter of 2003 and lower volumes of distributed products. Demand for battery products during the second quarter remained strong but decreased 10% ($8 million) from the first quarter as battery customers adjusted their demands in the face of continued high cobalt prices.

The increase in operating profit was principally due to an increase in selling prices of the Company’s products as a result of the increase in metal prices, partially offset by a weaker U.S. dollar against the euro. Margins benefited from selling finished goods manufactured utilizing raw materials that were purchased before the overall increases in metal prices in late 2003.

The planned maintenance shutdown of the company’s cobalt refinery in Finland was completed on schedule during the 2004 second quarter and the refinery has resumed normal production.

Nickel

Net sales for the three months ended June 30, 2004 were $166.3 million compared to $116.8 million for the same period in 2003, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products ($42 million). This increase was partially offset by a 13% decline in volume due to lower availability of raw material feedstocks. Operating profit for the period was $14.5 million compared to $9.1 million in the 2003 period. These results were attributable primarily to higher market prices for nickel and improved volume of value-added products, partially offset by a weak U.S. dollar against the euro and the Australian dollar.

The planned maintenance shutdown of the company’s Finland-based nickel refinery was completed on schedule during the 2004 second quarter and the refinery has resumed normal production.

Corporate expenses

Corporate expenses for the three months ended June 30, 2004 were $11.8 million compared to $6.1 million for the same period in 2003. The increase was due principally to higher legal and professional fees associated with the restatement, as well as executive compensation awards including a charge of $1.1 million related to the departure of the Company’s former chief financial officer. Corporate expenses for the three months ended June 30, 2003 include restructuring charges of $1.4 million.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2004 were $680.4 million, an increase of 63.8% compared to the same period in 2003. The increase in sales resulted principally from higher metal prices in 2004 compared to 2003 ($304 million) and was offset partially by lower volumes of products due to the continued low availability of nickel feed stocks and the sale of the PVC operations in the third quarter of 2003.

Gross profit increased to $182.6 million for the six month period ended June 30, 2004, compared to $68.7 million for the same period in 2003. The increase was due primarily to an increase in selling prices on the Company’s products as a result of the increase in metal prices, primarily in the first quarter in the Cobalt group. Margins benefited from selling finished goods manufactured utilizing raw materials that were purchased before the overall increases in metal prices.

Selling, general and administrative expenses decreased as a percentage of sales to 9.8% in 2004 compared to 10.9% in 2003. SG&A expenses increased due primarily to costs associated with the restatement process, executive compensation awards and a $7.5 million charge related to the derivative lawsuit. The amount in 2003 includes restructuring charges of $5.2 million.

Other expense — net was $20.1 million for the six months ended June 30, 2004, compared to $16.8 million for the same period in 2003. The increase is due primarily to $1.2 million of fees paid by the Company for temporary waivers with respect to the delay in filing periodic reports with the SEC (see Note L for further discussion) and higher foreign exchange losses in 2004 compared to 2003.

The effective income tax rate for the six months ended June 30, 2004 was 29.3% compared to 34.1% for the same period 2003. The effective tax rate in 2004 was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit.

Income from continuing operations was $65.9 million for the six months ended June 30, 2004 compared to $5.8 million for the same period in 2003, due primarily to the aforementioned factors.

There were no discontinued operations in 2004. Loss from discontinued operations was $5.8 million for the six months ended June 30, 2003, due primarily to restructuring charges related to discontinued operations of $5.6 million.

Net income was $65.9 million for the six months ended June 30, 2004 compared to $0 in 2003, due primarily to the aforementioned factors.

Cobalt Group

Net sales for the six months ended June 30, 2004 were $329.1 million compared to $181.5 million for the same period in 2003, due primarily to higher metal market prices for cobalt, resulting in higher selling prices for the Company’s products. This increase was also helped by a shift in sales due to increased demand in the battery sector.

Operating profit for the six months ended June 30, 2004 was $90.3 million compared to operating profit of $16.9 million in the 2003 period. The increase in operating profit was principally due to an increase in selling prices of the Company’s products as a result of the increase in metal prices. Margins benefited from selling finished goods manufactured utilizing raw materials that were purchased before the overall increases in metal prices in late 2003, partially offset by a weaker U.S. dollar against the euro. The 2003 results included restructuring charges of $3.8 million.

Nickel Group

Net sales for the six months ended June 30, 2004 were $389.2 million compared to $250.0 million for the same period in 2003, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products ($129 million) and improved volumes of nickel value-added products. This increase was partially offset by lower volumes of nickel metal products.

Operating profit for the six months ended June 30, 2004 was $58.5 million compared to $22.7 million in the 2003 period. The increase is due primarily to increased metal prices and higher volumes of nickel value added products, partially offset by a weaker U.S. dollar against the euro and Australian dollar.

Corporate expenses

Corporate expenses for the six months ended June 30, 2004 were $32.7 million compared to $16.2 million for the same period in 2003. The increase was due principally to higher legal and professional fees associated with the restatement, a $7.5 million charge related to the derivative lawsuit, and executive compensation awards, including $3.4 million related to the departure of the Company’s former chief financial officer. Corporate expenses for the six months ended June 30, 2003 include restructuring charges of $1.4 million.

Liquidity and Capital Resources

Operating activities generated positive cash flow of $10.9 million during the six months ended June 30, 2004 compared to operations using cash of $19.1 million for the same period in 2003. Income from continuing operations for the six months ended June 30, 2004 was $65.9 million which represents an increase of $60.2 million compared the same period in 2003. Accounts receivable at June 30, 2004 increased $9.9 million compared to December 31, 2003 as a result of higher sales due to higher metal prices in the second quarter of 2004 compared to the fourth quarter of 2003. Inventories at June 30, 2004 increased $90.6 million compared to December 31, 2003 due to higher raw material costs as a result of higher metal prices and a build of inventory due to the planned shutdown of the smelter in the Democratic Republic of Congo in January of 2005. The shutdown of the smelter was completed and fully operational in May of 2005. Accrued income taxes at June 30, 2004 increased by $14.1 million compared to December 31, 2003 based on profitability for the six months ended June 30, 2004. Retained liabilities of businesses sold decreased by $15.6 million compared to December 31, 2003 due to payment of employee bonuses and taxes as required as part of the sale of PMG to Umicore in July 2003.

Capital expenditures for the six months ended June 30, 2004 and 2003 were $6.4 million and $2.3 million, respectively, primarily related to ongoing projects to maintain current operating levels.

In August 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There was no borrowing under this facility at June 30, 2004. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (described immediately below), and the Company makes appropriate deliveries of delayed financial information under the credit agreement and the indenture governing its public debt by specific dates, the latest which is July 22, 2005. Until such time, the aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.

The majority of the Company’s debt at June 30, 2004 was $400 million of 9.25% Senior Subordinated Notes due 2011. The delay in filing required SEC reports during 2004 caused events of default under the indenture governing these notes. The Company obtained waivers of the events of default from the noteholders, but such waivers expired on October 31, 2004. The Company paid $1.0 million to the noteholders for the waivers of the events of default. The noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate the payment of these notes. Although the noteholders have not taken any action to accelerate this debt since the waivers expired, the Company cannot predict whether they will do so in the future. If acceleration were to occur, the Company would seek to finance such obligation through other borrowings. There is no assurance the Company would be able to obtain such other borrowings if necessary.

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

Critical Accounting Policies

The consolidated financial statements include the accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. During the first six months of 2004, there was no change in the Company’s critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2003.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2003 Annual Report on Form 10-K. The Company’s exposure to market risk did not change materially between December 31, 2003 and June 30, 2004.

Item 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004.

As disclosed in Note B to the condensed consolidated financial statements contained in this quarterly report, the Company’s audit committee of the board of directors conducted an independent investigation commencing in December 2003 which ultimately concluded that previously issued financial statements contained material errors. The investigation and subsequent audits of the restated financial statements included in the Form 10-K for the year ended December 31, 2003 have identified significant internal control weaknesses and deficiencies that existed in prior periods and were not identified or corrected as of June 30, 2004. In connection with the audit of its consolidated financial statements for the year ended December 31, 2003 and its restated consolidated financial statements for the years ended December 31, 2002 and 2001, the Company received two material weakness letters from its independent auditors dated February 28, 2005 (see the 2003 Form 10-K for further information) and March 31, 2005 (see the March 31, 2004 Form 10-Q for further information).

Based on their evaluation, the interim chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.

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

The Company has developed revised monthly management reporting to communicate more timely and relevant financial information to the entire management group (including operating units). The Company has made many improvements in this area during the last half of 2004, including continually challenging the specific content included in the report based on input from users, as well as involving unit control lers in validating their information provided.

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