Form 10-Q
period 2004-09-30
OM GROUP INC
filed 2005-06-10
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Yes ☑       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2004: Common Stock, $.01 Par Value – 27,470,073 shares

INDEX
OM GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets – September 30, 2004 and December 31, 2003

Condensed statements of consolidated operations – Three months ended September 30, 2004 and 2003; Nine months ended September 30, 2004 and 2003

Condensed statements of consolidated cash flows – Nine months ended September 30, 2004 and 2003

Notes to condensed consolidated financial statements – September 30, 2004

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
EXHIBIT 31.1 CERTIFICATION
EXHIBIT 31.2 CERTIFICATION
EXHIBIT 32 CERTIFICATION

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,834	$54,719
Accounts receivable, less allowances	159,222	136,700
Inventories	407,807	269,201
Advances to suppliers	22,266	19,400
Other	47,608	45,669

Total current assets	689,737	525,689

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land	4,994	5,511
Buildings and improvements	161,521	157,738
Machinery and equipment	484,523	470,435
Furniture and fixtures	17,309	16,287

	668,347	649,971
Less accumulated depreciation	277,723	238,611

	390,624	411,360
OTHER ASSETS
Goodwill	179,165	178,678
Receivables from joint venture partners	29,378	51,187
Other	51,555	44,524

TOTAL ASSETS	$1,340,459	$1,211,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt in default	$400,000	$—
Accounts payable	147,136	136,190
Retained liabilities of businesses sold	21,674	41,654
Accrued income taxes	21,031	4,114
Accrued interest	12,465	1,896
Shareholder litigation accrual	92,000	—
Other	59,530	61,272

Total Current Liabilities	753,836	245,126

LONG-TERM LIABILITIES
Long-term debt	31,002	430,466
Deferred income taxes	33,266	29,042
Shareholder litigation accrual	—	84,500
Minority interest	45,892	42,726
Other	29,775	29,126

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,484,098 shares in 2004 and 2003	285	285
Capital in excess of par value	497,668	495,107
Retained deficit	(65,001)	(160,724)
Treasury stock (14,025 shares in 2004 and 2003, at cost)	(710)	(710)
Accumulated other comprehensive income	14,593	17,086
Unearned compensation	(147)	(592)

Total Stockholders’ Equity	446,688	350,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,340,459	$1,211,438

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$311,902	$238,506	$992,270	$653,776
Cost of products sold	234,606	187,597	732,326	534,179

	77,296	50,909	259,944	119,597

Selling, general and administrative expenses	27,321	33,485	93,843	78,709

INCOME FROM OPERATIONS	49,975	17,424	166,101	40,888

OTHER INCOME (EXPENSE)
Interest expense	(9,766)	(14,614)	(30,100)	(32,553)
Foreign exchange loss	(2,967)	(1,839)	(6,802)	(2,028)
Investment income and other, net	1,803	10,369	5,867	11,723

	(10,930)	(6,084)	(31,035)	(22,858)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	39,045	11,340	135,066	18,030

Income tax expense	8,062	3,868	36,177	6,149
Minority interest	1,193	212	3,166	(1,155)

INCOME FROM CONTINUING OPERATIONS	29,790	7,260	95,723	13,036

DISCONTINUED OPERATIONS
Income from operations, net of tax	—	15,808	—	10,022
Gain on the sale of Precious Metal Group, net of tax	—	131,748	—	131,748

	—	147,556	—	141,770

NET INCOME	$29,790	$154,816	$95,723	$154,806

Net income per common share - basic
Continuing operations	$1.05	$0.26	$3.36	$0.46
Discontinued operations	—	5.20	—	5.00

Net income	$1.05	$5.46	$3.36	$5.46
Net income per common share - assuming dilution
Continuing operations	$1.04	$0.26	$3.35	$0.46
Discontinued operations	—	5.20	—	5.00

Net income	$1.04	$5.46	$3.35	$5.46
Weighted average shares outstanding
Basic	28,470	28,359	28,470	28,344
Assuming dilution	28,642	28,364	28,613	28,347

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information

Item I Financial Statements

OM GROUP, INC.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$95,723	$13,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,856	44,262
Foreign exchange loss	6,802	2,028
Minority interest	3,166	(1,155)
Other non-cash items	16,317	(2,817)
Changes in operating assets and liabilities	(142,627)	(5,532)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,237	49,822

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(11,909)	(6,910)
Acquisition of business	(6,715)	(3,724)
Proceeds from sale of businesses	—	871,281

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18,624)	860,647

FINANCING ACTIVITIES
Payments of long-term debt	—	(794,400)

NET CASH USED IN FINANCING ACTIVITIES	—	(794,400)

Effect of exchange rate changes on cash and cash equivalents	(498)	4,450

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS	(1,885)	120,519

CASH USED IN DISCONTINUED OPERATIONS	—	(70,860)

(Decrease) increase in cash and cash equivalents	(1,885)	49,659
Cash and cash equivalents at beginning of period	54,719	12,470

Cash and cash equivalents at end of period	$52,834	$62,129

Part I Financial Information

Item 1 Financial Statements

OM GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2004
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

The overall impact of the restatement adjustments on the Company’s previously issued condensed statement of consolidated operations for the three and nine months ended September 30, 2003 follows. Amounts presented are before the Company’s change from the LIFO to the FIFO method of valuing certain inventory as described in Note C.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003
Net income, as originally reported	$62,022	$57,553
Effect of the restatement adjustments	94,062	111,266

Net income, as restated	$156,084	$168,819

Net income per common share – basic and diluted:
Net income, as originally reported	$2.19	$2.04
Effect of restatement adjustments	3.31	3.91

Net income, as restated	$5.50	$5.95

Note C	Inventories and Change in Accounting Principle

Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials and supplies	$224,847	$158,112
Work in process	42,535	43,109
Finished goods	140,425	67,980

	$407,807	$269,201

Previously, substantially all of the Company’s inventories were accounted for under the LIFO method of accounting. During the fourth quarter 2003, the Company changed its method of accounting for certain inventories from the LIFO method to the FIFO method for its continuing operations. The effect of the change on restated income from continuing operations and per share amounts is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003
Income from continuing operations, as restated using the LIFO method	$8,527	$27,048
Effect of change in accounting method to the FIFO method, applied retroactively	(1,267)	(14,012)

Income from continuing operations, as adjusted using the FIFO method	$7,260	$13,036

Income from continuing operations per common share - diluted:
Income from continuing operations per common share, as restated using the LIFO method	$0.30	$0.95
Effect of change in accounting method to the FIFO method, applied retroactively	(0.04)	(0.49)

Income from continuing operations per common share, as adjusted using the FIFO method	$0.26	$0.46

The effect of the change on restated net income and per share amounts is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003
Net income, as restated using the LIFO method	$156,083	$168,818
Effect of change in accounting method to the FIFO method, applied retroactively	(1,267)	(14,012)

Net income, as adjusted using the FIFO method	$154,816	$154,806

Net income per common share - diluted:
Net income per common share, as restated using the LIFO method	$5.50	$5.95
Effect of change in accounting method to the FIFO method, applied retroactively	(0.04)	(0.49)

Net income per common share, as adjusted using the FIFO method	$5.46	$5.46

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

Note D	Divestitures of Precious Metals and SCM Metal Products, Inc.

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

Operating results of discontinued operations are summarized as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2003
Net sales	$342,857	$2,415,945
Operating income	9,245	49,185
Interest expense	(4,094)	(37,819)
Income tax benefit	6,537	4,880
Income from discontinued operations	$15,808	$10,022

The operating results summarized above include restructuring charges of $5.6 million. The results also include an allocation of consolidated interest expense, based on the estimated proceeds from the sales of the PMG business and SCM that were required to be used to repay indebtedness outstanding under the Company’s then-existing senior credit facilities.

Note E	Acquisitions
In April 2000, the Company acquired Outokumpu Nickel Oy (ONO) for a cash purchase price on the acquisition date of $188.1 million. For the nine months ended September 30, 2004 and 2003, the Company made additional payments to the seller in the amount of $6.7 million and $3.7 million, respectively, under a contingent price participation clause of the original purchase agreement, whereby the seller is entitled to receive such payment based on a formula when the London Metal Exchange nickel price is above $3.50 per pound. Such price participation clause was in place through May 2004, at which time this original contract provision was renegotiated. As a result of this renegotiation, price participation payments made after May 2004 were charged to cost of products sold rather than accounted for as acquisition cost. The ultimate aggregate purchase price for the ONO acquisition was $206.0 million, including price participation payments of $6.7 million in 2004. These price participation payments reduce negative goodwill as calculated in the initial purchase price allocation. In accordance with the provisions of APB 16, Business Combinations, such negative goodwill was recorded in the opening balance sheet as a reduction of acquired long-lived assets (primarily property, plant and equipment). The price participation payments are accounted for as a reduction of negative goodwill as initially calculated, resulting in an increase to long-lived assets as these payments are made. Depreciation expense on the increase in long-lived assets has been calculated and recorded on a prospective basis over the estimated remaining useful life of the acquired assets.
Note F	Restructuring and Other Charges

The Company’s worldwide restructuring program announced in 2002 was completed by the end of 2003, and therefore there were no restructuring charges in 2004. During the three and nine months ended September 30, 2003, the Company recorded restructuring and other charges related to its continuing operations of $15.7 million and $20.9 million, respectively. For the three months ended September 30, 2003, the amounts are recorded in cost of products sold ($5.8 million) and selling, general and administrative expenses ($9.9 million). For the nine-month period ended September 30, 2003, the amounts are recorded in cost of products sold ($5.8 million) and selling, general and administrative expenses ($15.1 million). A summary of the charges, which have a cash component of approximately $9.7 million for the nine months ended September 30, 2003, is as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2003	September 30, 2003
Exit of facilities	$11,365	$11,365
Workforce reductions	1,815	3,855
Asset write-downs	—	1,242
Other	2,500	4,415

	$15,680	$20,877

Charges for the exit of facilities include amounts related to the shut-down of the manufacturing operations of the electroless nickel business in Newark, New Jersey ($4.1 million); the shut-down of the manufacturing facility in Thailand ($3.5 million); relocation of the corporate headquarters and shut-down of an administrative facility in Cleveland, Ohio ($3.7 million). The Other charge is contract termination payments on the disposal of one of the Company’s corporate aircraft.

An analysis of restructuring activity for the Company’s continuing operations is summarized below:

		Exit of
	Workforce	Facilities and
	Reductions	Other	Total
Balance at December 31, 2003	$3,109	$1,436	$4,545
Utilized in first quarter of 2004	(1,233)	(1,131)	(2,364)
Utilized in second quarter of 2004	(543)	(33)	(576)
Utilized in third quarter of 2004	(181)	(13)	(194)

Balance at September 30, 2004	$1,152	$259	$1,411

During the nine months ended September 30, 2003, the Company also recorded restructuring charges of

$5.6 million included in discontinued operations.

Note G	Contingent Matters

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

The Company has been engaged in mediation sessions with the plaintiffs regarding the shareholder class action and shareholder derivative lawsuits. The Company anticipates these lawsuits will be resolved during 2005. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into an “Agreement to Settle Class Action” (Agreement) dated March 7, 2005, which is an agreement in principle that outlines the general terms of a proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement. Based on the Agreement and the Company’s consideration of the shareholder derivative lawsuits described above, during the fourth quarter of 2003, the Company recorded a charge to administrative expense of $84.5 million related to the lawsuits and during the first quarter of 2004, the Company recorded an additional charge to administrative expense of $7.5 million. At September 30, 2004 and December 31, 2003, the Company had an accrual of $92.0 million and $84.5 million, respectively, for these lawsuits.

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

A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At September 30, 2004 and December 31, 2003, the Company has recorded environmental liabilities of $11.6 million and $14.2 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in St. George, Utah, Newark, New Jersey, and Vasset, France. These amounts are included in Other long-term liabilities.

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

The components of the Company’s net periodic benefit expense (income) for its defined benefit pension plan and other postretirement benefits are shown below:

	Three months ended September 30,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2004	2003	2004	2003
Service cost	$—	$—	$—	$42
Interest cost	216	217	50	81
Expected return on plan assets	(243)	(258)	—	—
Other	8	44	(8)	(5)

Net periodic benefit (income) expense	$(19)	$3	$42	$118

	Nine months ended September 30,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2004	2003	2004	2003
Service cost	$—	$—	$—	$126
Interest cost	648	651	150	243
Expected return on plan assets	(729)	(774)	—	—
Curtailment gain	—	—	—	(1,812)
Other	24	132	(24)	(15)

Net periodic benefit (income) expense	$(57)	$9	$126	$(1,458)

The Medicare Prescription Drug, Improvement and Modernization Act (“Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which requires measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit (income) expense to reflect the effects of the Act and supersedes FSP No. 106-1. FSP No. 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of FSP No. 106-2 did not have a material impact on the Company’s results of operations or financial position.

Note I	Computation of Net Income per Common Share

The following table sets forth the computation of basic and dilutive income per share from continuing operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$29,790	$7,260	$95,723	$13,036

Weighted average shares outstanding	28,470	28,359	28,470	28,344
Dilutive effect of stock options and restricted stock	172	5	143	3

Weighted average shares outstanding – assuming dilution	28,642	28,364	28,613	28,347

Basic income per common share from continuing operations	$1.05	$0.26	$3.36	$0.46

Dilutive income per common share from continuing operations	$1.04	$0.26	$3.35	$0.46

The following table sets forth the computation of basic and dilutive net income per common share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$29,790	$154,816	$95,723	$154,806

Weighted average shares outstanding	28,470	28,359	28,470	28,344
Dilutive effect of stock options and restricted stock	172	5	143	3

Weighted average shares outstanding – assuming dilution	28,642	28,364	28,613	28,347

Basic net income per common share	$1.05	$5.46	$3.36	$5.46

Dilutive net income per common share	$1.04	$5.46	$3.35	$5.46

Note J	Comprehensive Income

During the three months ended September 30, 2004 and 2003, total comprehensive income was $33.2 million and $80.8 million, respectively. Total comprehensive income for the nine months ended September 30, 2004 and 2003 was $93.2 million and $137.3 million, respectively. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on commodity hedging activity, net of income taxes.

Note K	Income Taxes

The effective income tax rate for the three months ended September 30, 2004 was 20.6% versus 34.1% for the comparable period in 2003. The effective income tax rate for the nine months ended September 30, 2004 was 26.8% versus 34.1% for the comparable period in 2003. The effective tax rate in 2004 was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit. The rate for the third quarter of 2004 also includes a benefit of $1.7 million as a result of adjusting deferred taxes in Finland for a rate change from 29% to 26% and a benefit of $1.7 million related to Malaysian income taxes to be refunded.

Note L	Debt and Other Financial Instruments

Debt consists of the following:

	September 30,	December 31,
	2004	2003
Senior Subordinated Notes	$400,000	$400,000
Note payable - bank	22,919	22,919
Deferred gain on termination of cash flow hedges	6,881	7,377
Fair value of interest rate swaps (fair value hedges)	1,202	170

	431,002	430,466
Current: Long-term debt in default	400,000	—

Total long-term debt	$31,002	$430,466

The Senior Subordinated Notes (the Notes) bear interest at 9.25% and mature on December 15, 2011. The delay in filing required periodic reports with the SEC during 2004 caused events of default under the indenture governing these Notes. The Company obtained waivers from the events of default from the noteholders under the indenture governing the Notes, but such waivers expired on October 31, 2004. The Company paid $1.0 million to the noteholders for the waivers of the events of default. The noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate the payment of the Notes. If acceleration were to occur, the Company would seek to finance such obligation through other borrowings. On March 31, 2004, the Company reclassified the Notes from long-term to short-term as the Company failed to file its 2003 Form 10-K by such date.

In August 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There was no borrowing under this facility at September 30, 2004. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (the Notes described above), and the Company makes appropriate deliveries of delayed financial information under the credit agreement and the indenture governing its public debt by specific dates, the latest of which is July 22, 2005. Until such time, the aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.

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

Note M Receivables from Joint Venture Partners

In 2001 and prior years, the Company financed the capital contribution for the 20% minority shareholder in its joint venture in the Democratic Republic of Congo (DRC). At December 31, 2003, the receivable from this partner was $21.8 million and such amount was repaid by September 30, 2004.

In 2001 and subsequent years, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At September 30, 2004 and December 31, 2003, the receivables from this partner were $29.4 million. The receivables bear interest at 3.7% and are secured by the partner’s interest in the joint venture and are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). Dividends paid by the joint venture, if any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partner.

Note N Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs – An amendment of ARB No. 43 (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS 151 will not have a material impact on the Company’s results of operations or financial position.

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

OM GROUP, INC.
SEGMENT DATA —UNAUDITED
(Thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales
Cobalt	$163,281	$98,701	$492,389	$280,175
Nickel	170,479	147,480	559,652	397,446
Intercompany sales between segments	(21,858)	(7,675)	(59,771)	(23,845)

Total net sales	$311,902	$238,506	$992,270	$653,776

Operating profit
Cobalt	$39,125	$23,827	$129,466	$40,767
Nickel	21,056	8,850	79,516	31,581
Corporate	(10,206)	(15,253)	(42,881)	(31,460)

Total operating profit	$49,975	$17,424	$166,101	$40,888

Interest expense	(9,766)	(14,614)	(30,100)	(32,553)
Foreign exchange loss	(2,967)	(1,839)	(6,802)	(2,028)
Investment income and other, net	1,803	10,369	5,867	11,723

Income from continuing operations before income taxes and minority interest	$39,045	$11,340	$135,066	$18,030

Corporate expenses for the nine months ended September 30, 2004 include a $7.5 million charge for the shareholder derivative lawsuits (see Note G).

There were no restructuring charges recorded by the Cobalt or Nickel segment for the three months or nine months ended September 30, 2004. Operating profit for the Cobalt and Nickel segment for the three months ended September 30, 2003 includes restructuring charges of $6.5 million and $4.1 million, respectively. Operating profit for the Cobalt and Nickel segment for the nine months ended September 30, 2003 includes restructuring charges of $10.4 million and $4.1 million, respectively. Corporate expenses for the three months and nine months ended September 30, 2003 include restructuring charges of $5.0 million and $6.4 million, respectively.

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	September 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$16,188	$1,059	$35,587	$—	$52,834
Accounts receivable	459,023	67,788	444,835	(812,424)	159,222
Inventories	—	51,707	356,100	—	407,807
Other assets	718	4,540	64,616	—	69,874

Total current assets	475,929	125,094	901,138	(812,424)	689,737

Property, plant and equipment - net	—	36,182	354,442	—	390,624
Goodwill	75,830	68,908	34,427	—	179,165
Intercompany receivables	306,271	—	963,828	(1,270,099)	—
Investment in subsidiaries	114,179	(49)	2,160,526	(2,274,656)	—
Other assets	11,431	12,642	56,860	—	80,933

Total assets	$983,640	$242,777	$4,471,221	$(4,357,179)	$1,340,459

Current liabilities:
Long-term debt in default	$400,000	$—	$—	$—	$400,000
Accounts payable	(5,547)	99,965	461,462	(408,744)	147,136
Other accrued expenses	126,632	21,313	58,755	—	206,700

Total current liabilities	521,085	121,278	520,217	(408,744)	753,836

Long term debt	8,083	—	22,919	—	31,002
Deferred income taxes	—	—	33,266	—	33,266
Other long-term liabilities	7,784	12,398	55,485	—	75,667
Intercompany payables	—	461,756	1,200,932	(1,662,688)	—

Stockholders’ equity	446,688	(352,655)	2,638,402	(2,285,747)	446,688

Total liabilities and stockholders’ equity	$983,640	$242,777	$4,471,221	$(4,357,179)	$1,340,459

	December 31, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$8,839	$4,553	$41,327	$—	$54,719
Accounts receivable	424,455	45,979	511,343	(845,077)	136,700
Inventories	—	33,151	236,050	—	269,201
Other assets	166	4,712	60,191	—	65,069

Total current assets	433,460	88,395	848,911	(845,077)	525,689

Property, plant and equipment - net	—	37,606	373,754	—	411,360
Goodwill	75,830	68,908	33,940	—	178,678
Intercompany receivables	287,620	—	1,027,343	(1,314,963)	—
Investment in subsidiaries	55,124	—	2,160,526	(2,215,650)	—
Other assets	11,711	9,804	74,196	—	95,711

Total assets	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

Current liabilities:
Accounts payable	$(5,290)	$76,677	$571,427	$(506,624)	$136,190
Other accrued expenses	14,513	28,303	66,120	—	108,936

Total current liabilities	9,223	104,980	637,547	(506,624)	245,126

Long-term debt	407,547	—	22,919	—	430,466
Deferred income taxes	5,265	—	23,777	—	29,042
Other long-term liabilities and minority interest	91,258	15,415	49,679	—	156,352
Intercompany payables	—	419,566	1,220,445	(1,640,011)	—

Stockholder’s equity	350,452	(335,248)	2,564,303	(2,229,055)	350,452

Total liabilities & stockholder’s equity	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

	Three months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$53,391	$400,555	$(142,044)	$311,902
Cost of products sold	—	34,584	342,066	(142,044)	234,606

	—	18,807	58,489	—	77,296
Selling, general and administrative expense	—	17,302	10,019	—	27,321

Income (loss) from operations	—	1,505	48,470	—	49,975
Interest expense	(9,367)	(1,311)	(12,853)	13,765	(9,766)
Investment and other income, net	1,620	314	13,634	(13,765)	1,803
Foreign exchange loss	(129)	17	(2,855)	—	(2,967)

Income (loss) before income taxes and minority interest	(7,876)	525	46,396	—	39,045
Income tax expense	—	—	8,062	—	8,062
Minority interest	—	—	1,193	—	1,193

Net income (loss)	$(7,876)	$525	$37,141	—	$29,790

	Three months ended September 30, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$40,316	$271,033	$(72,843)	$238,506
Cost of products sold	—	32,409	228,031	(72,843)	187,597

	—	7,907	43,002	—	50,909
Selling, general and administrative expenses	—	19,736	13,749	—	33,485

Income (loss) from operations	—	(11,829)	29,253	—	17,424
Interest expense	(14,463)	(2,363)	(14,823)	17,035	(14,614)
Investment and other income, net	2,276	6,150	18,978	(17,035)	10,369
Foreign exchange gain (loss)	79	(20)	(1,898)	—	(1,839)

Income (loss) before income taxes and minority interest	(12,108)	(8,062)	31,510	—	11,340
Income tax expense	—	—	3,868	—	3,868
Minority interest	—	—	212	—	212

Income (loss) from continuing operations	(12,108)	(8,062)	27,430	—	7,260
Income (loss) from discontinued operations, net of tax	120,058	(46,150)	73,648	—	147,556

Net income (loss)	$107,950	$(54,212)	$101,078	$—	$154,816

	Nine months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$161,963	$1,266,244	$(435,937)	$992,270
Cost of products sold	—	118,097	1,050,166	(435,937)	732,326

	—	43,866	216,078	—	259,944
Selling, general and administrative expense	—	62,290	31,553	—	93,843

Income (loss) from operations	—	(18,424)	184,525	—	166,101
Interest expense	(28,496)	(4,333)	(42,679)	45,408	(30,100)
Investment and other income, net	5,260	528	45,487	(45,408)	5,867
Foreign exchange loss	(375)	9	(6,436)	—	(6,802)

Income (loss) before income taxes and minority interest	(23,611)	(22,220)	180,897	—	135,066
Income tax expense	—	—	36,177	—	36,177
Minority interest	—	—	3,166	—	3,166

Net income (loss)	$(23,611)	$(22,220)	$141,554	—	$95,723

	Nine months ended September 30, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$126,516	$714,707	$(187,447)	$653,776
Cost of products sold	—	97,637	623,989	(187,447)	534,179

	—	28,879	90,718	—	119,597
Selling, general and administrative expenses	—	50,142	28,567	—	78,709

Income (loss) from operations	—	(21,263)	62,151	—	40,888
Interest expense	(60,324)	(10,558)	(17,667)	55,996	(32,553)
Investment and other income, net	12,568	6,522	48,629	(55,996)	11,723
Foreign exchange gain (loss)	603	22	(2,653)	—	(2,028)

Income (loss) before income taxes and minority interest	(47,153)	(25,277)	90,460	—	18,030
Income tax expense	—	—	6,149	—	6,149
Minority interest	—	—	(1,155)	—	(1,155)

Income (loss) from continuing operations	(47,153)	(25,277)	85,466	—	13,036
Income (loss) from discontinued operations, net of tax	120,042	(45,332)	67,060	—	141,770

Net income (loss)	$72,889	$(70,609)	$152,526	$—	$154,806

	Nine months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$14,064	$(1,486)	$4,659	$—	$17,237

Investing activities:
Expenditures for property plant and equipment - net	—	(2,008)	(9,901)	—	(11,909)
Acquisition of business	(6,715)	—	—	—	(6,715)

Net cash used in investing activities	(6,715)	(2,008)	(9,901)	—	(18,624)

Effect of exchange rate changes on cash and cash equivalents	—	—	(498)	—	(498)

Increase (decrease) in cash and cash equivalents	7,349	(3,494)	(5,740)	—	(1,885)
Cash and cash equivalents at beginning of period	8,839	4,553	41,327	—	54,719

Cash and cash equivalents at end of period	$16,188	$1,059	$35,587	$—	$52,834

	Nine months ended September 30, 2003
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(66,127)	$5,857	$110,092	$—	$49,822

Investing activities:
Expenditures for property plant and equipment - net	—	(3,952)	(2,958)	—	(6,910)
Acquisition of business	(3,724)	—	—	—	(3,724)
Proceeds from the sale of businesses	871,281	—	—	—	871,281

Net cash provided by (used in) investing activities	867,557	(3,952)	(2,958)	—	860,647

Financing activities:
Payments of long-term debt	(794,400)	—	—	—	(794,400)

Net cash used in financing activities	(794,400)	—	—	—	(794,400)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,450	—	4,450

Cash provided by continuing operations	7,030	1,905	111,584	—	120,519
Cash used in discontinuing operations	—	—	(70,860)	—	(70,860)

Increase in cash and cash equivalents	7,030	1,905	40,724	—	49,659
Cash and cash equivalents at beginning of period	667	1,708	10,095	—	12,470

Cash and cash equivalents at end of period	$7,697	$3,613	$50,819	$—	$62,129

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 1,500 product offerings to approximately 3,300 customers in over 30 industries. The Company operates in two business segments – Cobalt and Nickel. The Company’s business is critically connected to both the price and availability of raw materials, primarily cobalt and nickel. Since the Company has manufacturing and other facilities in Africa, North America, Europe and Asia-Pacific, and markets its products worldwide, fluctuations in currency prices may affect the Company’s operating results. These factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales for the three months ended September 30, 2004 were $311.9 million, an increase of 30.8% compared to the same period in 2003. The increase in sales is primarily a result of higher metal prices for both cobalt and nickel ($128 million), partially offset by lower sales volumes ($54 million). The average price of cobalt for the third quarter of 2004 was $23.18 compared to $9.75 for the third quarter of 2003. The average price of nickel for the third quarter of 2004 was $6.35 compared to $4.23 for the third quarter of 2003.

Gross profit increased to $77.3 million for the three-months ended September 30, 2004, compared to $50.9 million for the same period in 2003. The increase in gross profit was principally due to increased selling prices of the Company’s products as a result of the higher metal prices. The overall margin improvement was partially offset by the negative impact of currency effects resulting from the strong euro compared to the U.S. dollar. The 2003 amount included $5.8 million of restructuring charges.

Selling, general and administrative (SG&A) expenses decreased as a percentage of sales to 8.8% in 2004 compared to 14.0% in the 2003 period. The 2003 period included restructuring charges of $9.9 million primarily related to exit of facilities (see Note F for further discussion). SG&A expenses increased after the restructuring costs in 2003 due primarily to costs associated with the restatement process.

Other expense – net was $10.9 million for the three months ended September 30, 2004, compared to $6.1 million for the same period in 2003. The 2003 amount includes a gain related to the sale of the PVC operations of $4.5 million and interest income of $6.2 million from one of the Company’s joint venture partners. The 2004 amount has higher foreign exchange losses compared to 2003 of $1.2 million.

The effective income tax rate for the three months ended September 30, 2004 was 20.6% compared to 34.1% for the comparable period in 2003. The effective tax rate in 2004 was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit. The rate for the third quarter of 2004 also includes a benefit of $1.7 million as a result of adjusting deferred taxes in Finland for a rate change from 29% to 26% and a benefit of $1.7 million related to Malaysian income taxes to be refunded.

Income from continuing operations was $29.8 million for the three months ended September 30, 2004 compared to $7.3 million for the same period in 2003, due primarily to the aforementioned factors.

There were no discontinued operations in 2004. Income from discontinued operations was $147.6 million in the third quarter of 2003, due primarily to the PMG gain.

Net income was $29.8 million for the three months ended September 30, 2004 compared to $154.8 million for the same period in 2003, due primarily to the aforementioned factors.

Cobalt

Net sales for the three months ended September 30, 2004 were $163.3 million compared to $98.7 million for the same period in 2003. Operating profit for the three months ended September 30, 2004 was $39.1 million compared to $23.8 million in the 2003 period. Sales increased due primarily to higher prices on cobalt related products due to the increase in the price of cobalt from the prior year. The overall volume of products sold by the cobalt group decreased 13% versus the prior year due principally to the sale of the PVC operations that occurred in the third quarter of 2003 and decreases of sales to the battery, coatings and inks market as customers adjusted inventory levels due to higher prices of cobalt related products.

The increase in operating profit was principally due to the higher cobalt metal prices that resulted in increased selling prices on the Company’s products. Operating profit for the three months ended September 30, 2003 includes restructuring charges of $6.5 million.

Nickel

Net sales for the three months ended September 30, 2004 were $170.5 million compared to $147.5 million for the same period in 2003, due primarily to higher metal market prices for nickel, resulting in higher selling prices for the Company’s products. This increase was partially offset by a 17% decline in volume due to the availability of raw material feedstocks. Operating profit for the three months ended September 30, 2004 was $21.1 million compared to $8.9 million in the 2003 period. These results were attributable primarily to higher market prices for nickel, resulting in higher selling prices for the Company’s products. Operating profit for the three months ended September 30, 2003 includes restructuring charges of $4.1 million.

On July 2, 2004, the OMG Cawse facility in Australia incurred a mechanical failure in the main production autoclave requiring that operations there be suspended for four weeks. While there were no injuries, the Company did have to replace raw material feed with other market sources. The decrease in the operating profit in the three months ended September 30, 2004 due to the mechanical failure was approximately

$3.9 million.

Corporate expenses

Corporate expenses for the three months ended September 30, 2004 were $10.2 million compared to $15.3 million for the same period in 2003. The 2003 amount included restructuring charges of $5.0 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 were $992.3 million, an increase of 51.8% compared to the same period in 2003. The increase in sales resulted principally from higher metal prices in 2004 compared to 2003 ($432 million) and was offset partially by lower volumes of products sold due to the continued low availability of nickel feed stocks and the sale of the PVC operations in the third quarter of 2003.

Gross profit increased to $259.9 million for the nine months ended September 30, 2004, compared to $119.6 million for the same period in 2003. The increase was due primarily to an increase in selling prices on the Company’s products as a result of the increase in metal prices, primarily in the first quarter in the Cobalt group. Margins benefited from using raw materials that were purchased before the overall increases in metal prices. The margin improvement was partially offset by the negative impact of currency effects resulting from the strong euro compared to the U.S. dollar.

Selling, general and administrative expenses decreased as a percentage of sales to 9.5% in 2004 compared to 12.0% in 2003. The SG&A expenses increase was due principally to a $7.5 million charge related to the derivative lawsuit, higher legal and professional fees associated with the restatement, forensic investigation and Sarbanes-Oxley Act (SOX) requirements of $7.5 million, and executive compensation awards of $4.9 million, which includes $3.4 million related to the departure of the Company’s former chief financial officer.

Other expense – net was $31.0 million for the nine months ended September 30, 2004, compared to $22.9 million for the same period in 2003. The increase is due primarily to waiver fees of $1.2 million associated with the delay in filing periodic reports with the SEC (see Note L for further discussion), and higher foreign exchange losses in 2004 compared to 2003, partially offset by a 2003 gain related to the sale of the PVC operations of $4.5 million and interest income of $6.2 million from one of the Company’s joint venture partners in 2003.

The effective income tax rate for the nine months ended September 30, 2004 was 26.8% compared to 34.1% for the same period in 2003. The effective tax rate in 2004 was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit. The rate for the third quarter of 2004 also includes a benefit of $1.7 million as a result of adjusting deferred taxes in Finland for a rate change from 29% to 26% and a benefit of $1.7 million related to Malaysian income taxes to be refunded.

Income from continuing operations was $95.7 million for the nine months ended September 30, 2004 compared to $13.0 million for the same period in 2003, due primarily to the aforementioned factors.

There were no discontinued operations in 2004. Income from discontinued operations was $141.8 million for the nine months ended September 30, 2003, due primarily to a gain of $131.7 million on the sale of Precious Metal Group.

Net income was $95.7 million for the nine months ended September 30, 2004 compared to $154.8 million for the same period in 2003, due primarily to the aforementioned factors.

Cobalt Group

Net sales for the nine months ended September 30, 2004 were $492.4 million compared to $280.2 million for the same period in 2003, due primarily to higher metal market prices for cobalt, resulting in higher selling prices for the Company’s products. This increase was also helped by a shift in sales due to increased demand in the battery sector during the first half of 2004.

Operating profit for the nine months ended September 30, 2004 was $129.5 million compared to operating profit of $40.8 million in the 2003 period. The increase in operating profit was principally due to the increased selling prices on the Company’s products as a result of higher cobalt metal prices, partially offset by a weaker U.S. dollar against the euro. Operating profit for the Cobalt segment for the nine months ended September 30, 2003 includes restructuring charges of $10.4 million.

Nickel Group

Net sales for the nine months ended September 30, 2004 were $559.7 million compared to $397.4 million for the same period in 2003, due primarily to higher metal market prices for nickel which resulted in higher selling prices for the Company’s products and increase in volumes of value-added products, partially offset by lower volumes of nickel metal products.

Operating profit for the nine months ended was $79.5 million compared to $31.6 million in the 2003. The increase is due primarily to increased metal prices and higher volume of value-added products sold in 2004, partially offset by weaker U.S. dollar against both the euro and Australian dollar. Operating profit for the Nickel segment for the nine months ended September 30, 2003 includes restructuring charges of $4.1 million.

Corporate expenses

Corporate expenses for the nine months ended September 30, 2004 were $42.9 million compared to $31.5 million for the same period in 2003. The increase was due principally to a $7.5 million charge related to the derivative lawsuit, higher legal and professional fees of $7.5 million associated with the restatement, forensic investigation, Sarbanes-Oxley compliance and shareholder lawsuits, as well as executive compensation awards of $5.3 million which includes $3.4 million related to the departure of the Company’s former chief financial officer. The 2003 amount includes restructuring charges of $6.4 million.

Liquidity and Capital Resources

Operating activities generated positive cash flow of $17.2 million during the nine months ended September 30, 2004 compared to operations providing cash of $49.8 million for the same period in 2003. Income from continuing operations for the nine months ended September 30, 2004 was $95.7 million which represents an increase of $82.7 million compared the same period in 2003. Accounts receivable at September 30, 2004 increased $22.5 million compared to December 31, 2003 as a result of higher sales due to higher metal prices in the third quarter of 2004 compared to the fourth quarter of 2003. Inventories at September 30, 2004 increased $138.6 million compared to December 31, 2003 due to higher raw material costs as a result of higher metal prices and a build of inventory due to the planned shutdown of the smelter in the Democratic Republic of Congo in January of 2005. The shutdown of the smelter was completed and fully operational in May of 2005. Accrued income taxes increased $16.9 million compared to December 31, 2003 based on income generated in 2004. Accrued interest increased by $10.6 million associated with the $400 million of 9.25% Senior Subordinated Notes due 2011 for which interest payments are due June 15 and December 15. Retained liabilities of businesses sold decreased by $20.0 million compared to December 31, 2003 due to payment of employee bonuses and taxes as required as part of the sale of PMG to Umicore in July 2003.

Capital expenditures for the nine months ended September 30, 2004 and 2003 were $11.9 million and $6.9 million, respectively, primarily related to ongoing projects to maintain current operating levels.

In August 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August

2006. There was no borrowing under this facility at September 30, 2004. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company has obtained temporary waivers from the lenders under the credit agreement that will be in effect as long as there are no additional defaults under the credit agreement, there is no acceleration of the Company’s public debt (described immediately below), and the Company makes appropriate deliveries of delayed financial information under the credit agreement and the indenture governing its public debt by specific dates, the latest which is July 22, 2005. Until such time, the aggregate of borrowings available under the credit facility is limited to $75 million and borrowings are subject to conditions relating to, among other things, the Company’s available cash and intended use of the borrowed proceeds. The Company paid approximately $0.2 million to the lenders for the temporary waivers of the events of default.

The majority of the Company’s debt at September 30, 2004 was $400 million of 9.25% Senior Subordinated Notes due 2011. The delay in filing required SEC reports during 2004 caused events of default under the indenture governing these notes. The Company obtained waivers of the events of default from the noteholders, but such waivers expired on October 31, 2004. The Company paid $1.0 million to the noteholders for the waivers of the events of default. The noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate the payment of these notes. Although the noteholders have not taken any action to accelerate this debt since the waivers expired, the Company cannot predict whether they will do so in the future. If acceleration were to occur, the Company would seek to finance such obligation through other borrowings. There is no assurance the Company would be able to obtain such other borrowings if necessary.

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

Critical Accounting Policies

The consolidated financial statements include the accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. During the first nine months of 2004, there was no change in the Company’s critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2003.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Qualitative and Quantitative Disclosure About Market Risk”, of the Company’s 2003 Annual Report on

Form 10-K. The Company’s exposure to market risk did not change materially between December 31, 2003 and September 30, 2004.

Item 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s interim chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004.

As disclosed in Note B to the condensed consolidated financial statements contained in this quarterly report, the Company’s audit committee of the board of directors conducted an independent investigation commencing in December 2003 which ultimately concluded that previously issued financial statements contained material errors. The investigation and subsequent audits of the restated financial statements included in the Form 10-K for the year ended December 31, 2003 have identified significant internal control weaknesses and deficiencies that existed in prior periods and were not identified or corrected as of September 30, 2004. In connection with the audit of its consolidated financial statements for the year ended December 31, 2003 and its restated consolidated financial statements for the years ended December 31, 2002 and 2001, the Company received two material weakness letters from its independent auditors dated February 28, 2005 (see the 2003 Form 10-K for further information) and March 31, 2005 (see the March 31, 2004 Form 10-Q for further information).

Based on their evaluation, the interim chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.

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

Part II Other Information

Item 1 Legal Proceedings

The Company is a party to certain shareholder class action and derivative lawsuits related to the decline in the Company’s stock price after the third quarter of 2002 earnings announcement. A description of this litigation, including material developments occurring during the period covered by this report, is included in Note G to the condensed consolidated financial statements.

Item 3 Defaults Upon Senior Securities

The delay in filing required SEC reports during 2004 caused events of default under the indenture governing the Company’s $400 million of 9.25% Senior Subordinated Notes due in 2011. A description of this matter is included in this quarterly report under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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