Form 10-K
period 2004-12-31
OM GROUP INC
filed 2005-08-22
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                               to
Commission file number 001-12515
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1736882
(State or other jurisdiction of	(I.R. S. Employer
incorporation or organization)	Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio	44114-1221
(Address of principal executive offices)	(Zip Code)
216-781-0083
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
  Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
  The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2005 and June 30, 2004 was approximately $704 million and $940 million, respectively.
  As of June 30, 2005 there were 28,581,041 shares of Common Stock, par value $.01 per share, outstanding.

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
Recent Developments
New President and Chief Executive Officer — On June 13, 2005, Joseph M. Scaminace became President and Chief Executive Officer of the Company. Mr. Scaminace comes to the Company from The Sherwin-Williams Company, where he served for 22 years in a variety of positions of increasing responsibility, culminating in the role of president, chief operating officer, and board member. Mr. Scaminace replaced Frank E. Butler, who previously was the non-executive chairman of the board and became the Company’s interim chief executive officer in January 2005. On January 11, 2005, James P. Mooney’s employment with the Company was terminated and he ceased to be Chief Executive Officer.

Agreements to Settle Class Action and Derivative Lawsuits — The Company has reached an agreement to settle the shareholder class action lawsuits filed in November 2002 relating to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The Company and lead plaintiff of these lawsuits have entered into a Stipulation and Agreement of Settlement dated June 6, 2005, which Agreement was preliminary approved on June 24, 2005 by the U.S. District Court hearing the case. The settlement is to be payable $74 million in cash and $8.5 million in common stock of the Company.
On June 15, 2005, the Company reached an agreement in principle to settle the shareholder derivative lawsuits filed in November 2002 against the Company’s directors and certain of its then executives, which lawsuits also were related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The general terms of the proposed settlement are subject to the satisfaction of various conditions and execution of a definitive agreement by the interested parties, including the individual defendants. The proposed settlement provides for the Company to issue 380,000 shares of its common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation, and also requires the Company to implement various corporate governance changes.
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
Competition
The Company encounters a variety of competitors in each of its product lines, and no single company competes with the Company across all of its existing product lines. The Company believes that its focus on metal-based specialty chemicals and related materials as a core business and backward raw material integration is an important competitive advantage. For 2004, the Company believes that it was the largest refiner of cobalt and producer of cobalt-based specialty products in the world and was the sixth largest refiner of primary nickel and the largest producer of electroless nickel plating chemistry. Competition in these markets is based primarily on product quality, supply reliability, price, service and technical support capabilities. The markets in which the Company participates have historically been competitive and this environment is expected to continue.
Customers
The Company serves approximately 3,300 customers. During 2004, approximately 48% of the Company’s net sales were in Europe, 22% in the Americas and 30% in Asia-Pacific. Sales to one customer in the Nickel segment were approximately 10% of Nickel’s net sales in 2004. Sales to a battery customer in the Cobalt segment were approximately 20% of Cobalt’s net sales in 2004. In 2003 and 2002, Glencore AG represented approximately 13% and 12%, respectively, of the Company’s net sales.
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
The Company’s supply of cobalt historically has been sourced from the Democratic Republic of Congo (DRC), Australia and Finland. During 2004, cobalt reference prices ranged from approximately $25-$27 per pound in the first quarter, and trended downward to approximately $17-$22 per pound in the fourth quarter. From November 1, 2003 to December 31, 2003, the reference price of cobalt increased 105%, from $10.00 to $20.50 per pound. This dramatic increase was due primarily to higher demand in the Japanese battery markets, higher demand in the aerospace industry, and actual or perceived tightening of worldwide supplies. Earlier in 2003 and in 2002, the market price of cobalt remained at unusually low levels of $6.00-$7.00 per pound as compared to historical prices of $10.00-$30.00 per pound, due primarily to declining demand for cobalt metal attributable to weak business conditions worldwide, especially in the aerospace sector post-September 11, 2001.
Nickel historically has been sourced from Australia, Finland and Brazil. In December 2001, the Company purchased an intermediate nickel refining facility and associated mine deposits in Australia, which provide the Company with direct access to approximately 8,000 tons of nickel per year. During 2004, nickel market prices ranged from approximately $6-$7 per pound, except for a brief drop to approximately $5 per pound in May 2004. From November 1, 2003 to December 31, 2003, the market price of nickel increased 40%, from $5.40 to $7.54 per pound. This dramatic increase was due primarily to increased demand in the worldwide stainless steel industry, strong demand in China, and perceived supply constraints.

Although the Company has never experienced a significant shortage of raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of raw material. The Company attempts to mitigate changes in prices and availability by entering into long-term supply contracts with a variety of producers. Currently, the Company has supply arrangements for approximately 86% of its projected nickel raw material requirements for 2005. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company’s results of operations or financial condition; however, a significant long-term nickel raw material contract expired in May 2005, and there is no assurance that the Company will be able to obtain as much nickel from other sources as would be necessary to satisfy the Company’s requirements or at prices comparable to its current arrangements. Currently, the Company has supply arrangements for approximately 82% of its projected nickel raw material requirements for 2006. Beyond 2006, the Company’s existing nickel supply arrangements represent approximately 60% of its projected nickel raw material requirements. However, the Company is actively pursuing a variety of feed sources to ensure that the Company does not experience any material shortage of nickel over the next several years.
The Company’s joint venture in the DRC shut down its smelter as scheduled during January of 2005 for approximately four months for regular maintenance and production improvements. The smelter was re-opened in May of 2005.
A graph of the monthly 99.3% reference price of cobalt (as published in the Metal Bulletin magazine) per pound for 1999 through 2004 is as follows:
A graph of the monthly London Metal Exchange (LME) market price of nickel per pound for 1999 through 2004 is as follows:

Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development also focuses on improving refining competency, processes, yield and throughput in each location. Research and development, applied technology and technical service expenses were approximately $14.0 million for 2004, $10.0 million for 2003 and $13.6 million for 2002.
The Company’s research staff of approximately 100 full-time persons conducts research and development in laboratories located in Westlake, Ohio; Newark, New Jersey; Kuching, Malaysia; Manchester, England; Kokkola, Finland and Harjavalta, Finland. The Company’s Kokkola facility also maintains a research agreement with Outokumpu Research Oy.
Patents and Trademarks
The Company holds 236 patents and has 67 pending patent applications relating to the manufacturing, processing and use of metal-organic and metal-based compounds. Specifically, the majority of these patents cover proprietary technology for base metal refining, metal and metal oxide powders, catalysts, metal-organic compounds and inorganic salts. The Company does not consider any single patent or group of patents to be material to its business as a whole.
Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2004 and 2003, the Company has environmental reserves of $9.5 million and $14.2 million, respectively.
Environmental compliance costs were approximately $7.0 million in 2004 and $6.0 million in 2003. Ongoing expenses include costs relating to waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; groundwater monitoring and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent.
The Company also incurred capital expenditures of approximately $3.9 million in 2004 and $1.5 million in 2003 in connection with environmental compliance. The Company anticipates that capital expenditure levels for these purposes will increase to approximately $7.9 million in 2005, as it continues to modify certain processes that may have an environmental impact and undertakes new pollution prevention and waste reduction projects.
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
Employees
At December 31, 2004, the Company had 1,426 full-time employees, of which 233 were located in the North America, 657 in Europe, 350 in Africa and 186 in Asia-Pacific. Employees at the Company’s production facilities in Franklin, Pennsylvania; Kuching, Malaysia; and Kalgoorlie, Australia are non-unionized. Employees at the Company’s facilities in Harjavalta and Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Company’s facility in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The current Belleville union agreement has a term of two years expiring in December 2005. Employees in the Democratic Republic of Congo are members of various trade unions. The union agreements have a term of three years expiring in April 2008. The Company believes that relations with its employees are good.
SEC Reports
The Company makes available free of charge through its website (www.omgi.com) its reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission.
Item 2. Properties
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. The land on which the production facilities in Kalgoorlie, Australia are located; the land on which the Harjavalta, Finland (HNO) production facilities are located (except for the land on which the HNO chemical plant is located); and the land on which the Kokkola, Finland (KCO) production facilities are located is leased under agreements with varying expiration dates. The depreciation lives do not exceed the lives of the land leases. Otherwise, the land associated with the Company’s remaining manufacturing facilities is owned by the Company.
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
Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, excluding discontinued operations, is set forth below:

		Facility	Approximate
Location	Segment	Function*	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	Cobalt	M	116,000	joint venture (55%)

North America:
Cleveland, Ohio	Corporate	A	24,500	leased
Westlake, Ohio	Cobalt	A, R	35,200	owned
Belleville, Ontario	Cobalt	M	38,000	owned
Franklin, Pennsylvania	Cobalt	M	331,500	owned
Newark, New Jersey	Nickel	A,R	32,000	owned

Asia-Pacific:
Kalgoorlie, Australia	Nickel	M	294,400	leased
Kuching, Malaysia	Nickel	M, A, R	25,000	owned
Tokyo, Japan	Cobalt	A	2,300	leased
Taipei, Taiwan	Cobalt	A	4,000	leased
Singapore	Nickel	W,A	4,700	leased

		Facility	Approximate
Location	Segment	Function*	Square Feet	Leased/Owned

Europe:
Manchester, England	Cobalt	M, A, R	73,300	owned
Espoo, Finland	Nickel	A	3,000	leased
Harjavalta, Finland	Nickel	M, A,R	591,000	owned
Kokkola, Finland	Cobalt	M, A,R	470,000	owned

*	M — Manufacturing/refining; A — Administrative; R — Research and Development; W — Warehouse
Item 3. Legal Proceedings
In November 2002, the Company received notice that shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the members of the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into a Stipulation and Agreement of Settlement (Agreement) dated June 6, 2005, which Agreement was preliminarily approved on June 24, 2005 by the U.S. District Court hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during 2003 related to these lawsuits. Of this amount, $8.5 million is anticipated to be paid by the issuance of common stock and the remainder in cash.
In November 2002, the Company also received notice that shareholder derivative lawsuits had been filed in the U.S. District Court for the Northern District of Ohio against the members of the Company’s Board of Directors and certain of its then executives. Derivative plaintiffs allege the directors and executives breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs seek a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors and executives to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings back to and including 1999. The Company has entered into an agreement in principle with the lead plaintiffs of the shareholder derivative lawsuits that outlines the general terms of the proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement by the interested parties, including the individual defendants. The proposed settlement provides for the Company to issue 380,000 shares of its common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation, and also requires the Company to implement various corporate governance changes. The Company recorded a charge to administrative expense of $2.0 million during the fourth quarter of 2003 and an additional charge to administrative expense of $7.5 million during the first quarter of 2004 related to these lawsuits.
At December 31, 2004 and 2003, the Company had an accrual of $92.0 million and $84.5 million, respectively, for the shareholder class action and shareholder derivative lawsuits in the aggregate. The settlements are anticipated to be paid $74.0 million in cash and $18.0 million in common stock. In April 2005, the Company paid $74.0 million into an escrow account in connection with settlement of the shareholder class action lawsuits. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. As of June 30, 2005, insurance proceeds of approximately $25 million have been received, representing both reimbursement of legal expenses in 2003, 2004 and 2005 related to the lawsuits (approximately $17 million total), as well as reimbursement of a portion of the settlement amount paid by the Company during 2005 (approximately $8 million). Potential remaining insurance proceeds of up to approximately $19 million are expected to be available and will be recognized when received.
In addition, the Company is a party to various other legal and administrative proceedings incidental to its business. In the opinion of the Company, disposition of all suits and claims related to its ordinary course of business (not including the shareholder litigation described above) should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2004 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information relating to the recent price and dividend history of the Company’s Common Stock is contained in Note U to the consolidated financial statements contained in Item 8 of this Annual Report. Information relating to restrictions on dividends is contained in Note G to the consolidated financial statements contained in Item 8 of this Annual Report. The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2004, the Company had 1,685 shareholders.

Item 6.	Selected Financial Data

Year Ended December 31,

2004	2003	2002	2001	2000
(In millions, except per share data)
Income Statement Data:
Net sales	$1,347.3	$912.1	$738.9	$681.6	$764.4
Cost of products sold	1,016.9	732.1	690.8	578.0	630.8

Gross profit	330.4	180.0	48.1	103.6	133.6
Selling, general and administrative expenses	129.1	197.0	136.0	81.3	70.7

Income (loss) from operations	201.3	(17.0)	(87.9)	22.3	62.9
Other expense — net	(39.1)	(25.6)	(44.6)	(36.5)	(36.6)
Income (loss) from continuing operations	125.7	(56.3)	(110.7)	(13.1)	1.0
Income (loss) of discontinued operations	2.9	140.0	(98.1)	(22.1)	(13.9)

Net income (loss)	$128.6	$83.7	$(208.8)	$(35.2)	$(12.9)
Basic earnings per common share:
Continuing operations	$4.42	$(1.99)	$(3.95)	$(0.55)	$0.04
Discontinued operations	0.10	4.94	(3.50)	(0.91)	(0.58)

Net income (loss)	$4.52	$2.95	$(7.45)	$(1.46)	$(0.54)
Diluted earnings per common share:
Continuing operations	$4.39	$(1.99)	$(3.95)	$(0.55)	$0.04
Discontinued operations	0.10	4.94	(3.50)	(0.91)	(0.58)

Net income (loss)	$4.49	$2.95	$(7.45)	$(1.46)	$(0.54)
Dividends declared and paid per common share	—	—	$0.42	$0.52	$0.44
Ratio of earnings to fixed charges(a)	5.0	x	—	—	—	1.5	x
Balance Sheet Data:
Total assets	$1,333.6	$1,211.4	$2,105.3	$2,074.0	$1,055.1
Long-term debt, excluding current portion(b)	24.7	430.5	1,195.6	1,299.7	551.1

(a)	Earnings were inadequate to cover fixed charges by $42.9 million, $134.5 million, and $18.5 million in 2003, 2002 and 2001, respectively.

(b)	Amount in 2004 excludes $400 million of long-term debt in default which is classified as current.
Results for 2004 include a charge of $7.5 million for the shareholder derivative lawsuits.
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
Net income for 2001 and 2000 includes goodwill amortization expense of approximately $6 million per year, in selling, general and administrative expenses. Goodwill amortization ceased in 2002 in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.
In August, 2001 the Company acquired dmc2 Degussa Metals Catalysts Cerdec for a purchase price of approximately $1.1 billion. In September, 2001 the Company disposed of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc2 for $525.5 million. The remaining portion became the Company’s PMG businesses.
On April 4, 2000 the Company acquired Outokumpu Nickel Oy (ONO) in Harjavalta, Finland for a cash purchase price of $206.0 million, which included contingent payments in 2004 and 2003 of $6.7 million and $11.2 million, respectively, to the seller under a contingent consideration arrangement (See Note E to the consolidated financial statements included in Item 8 of this Annual Report). There will be no further contingent consideration payments subsequent to 2004.

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
The Company has manufacturing and other facilities in North America, Africa, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. As such, in periods when certain currencies (particularly the euro) strengthen against the U.S. dollar, the Company’s results of operations are negatively impacted. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products provided by the Company in foreign markets where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
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
On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (SCM), for $63.7 million. The net proceeds were used to repay a portion of the Company’s indebtedness outstanding under its credit facilities. There was no gain or loss recorded on the sale as this business was written-down by $2.6 million to its fair value in 2002. This business has been presented as a discontinued operation for all periods presented.
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
Overall operating results for 2004, 2003 and 2002
Set forth below is a summary of the statements of consolidated operations for the years ended December 31,

	2004		2003		2002
(Millions of dollars & percent of net sales)
Net sales	$1,347.3		$912.1		$738.9
Cost of products sold	1,016.9		732.1		690.8

Gross profit	330.4	24.5%	180.0	19.7%	48.1	6.5%
Selling, general and administrative expenses	129.1	9.6%	197.0	21.6%	136.0	18.4%

Income (loss) from operations	201.3	14.9%	(17.0)	(1.9)%	(87.9)	(11.9)%
Other expense, net	(39.1)		(25.6)		(44.6)
Income tax expense (benefit)	35.1		14.5		(13.6)
Income (loss) from continuing operations	125.7		(56.3)		(110.7)
Income (loss) from discontinued operations	2.9		140.0		(98.1)

Net income (loss)	$128.6		$83.7		$(208.8)

2004 operating results compared to 2003
The increase in net sales for 2004 as compared to 2003 was primarily due to higher selling prices for cobalt and nickel-based products, resulting from higher reference/market prices of these metals in 2004 compared to 2003. Cobalt prices continued to be positively affected by the growth in the battery sector related to demand for cell phones and other portable electronic devices. Nickel prices continued to be positively affected by significant growth in worldwide demand for stainless steel and other alloys, in addition to the limited availability of raw material feeds.
Gross profit was $330.4, or 24.5% of net sales, in 2004 compared to $180.0 million, or 19.7% of net sales, in 2003. The improvement was primarily due to the benefit of selling lower-cost inventory produced prior to the sharp rise in cobalt prices that began in the fourth quarter of 2003 as well as the overall impact of higher average cobalt prices in 2004 versus 2003 ($100 million); the impact of higher average nickel prices in 2004 versus 2003 ($76 million); stronger results from the Fidelity business in 2004 versus 2003 ($5 million); and restructuring charges of $5.8 million in 2003. These benefits were partially offset by the weakening of the dollar versus the euro and the Australian dollar ($33 million); the impact of a new tolling agreement which increased tolling charges at the Finland refinery ($14 million); and a mechanical failure at the Cawse facility in July 2004 ($7 million).
Selling, general and administrative expenses decreased to $129.1 million in 2004 compared to $197.0 million in 2003. The decrease was primarily due to charges for the shareholder lawsuits in 2004 of $7.5 million compared to $84.5 million in 2003; and restructuring charges of $14.2 million in 2003. These factors were partially offset by increased professional fees of approximately $11 million primarily due to the audit committee investigation and the restatement process, and work associated with the requirements of Sarbanes-Oxley.
The increase in other expense, net in 2004 compared to 2003 was due primarily to foreign exchange loss in 2004 of $5.3 million compared to a foreign exchange gain of $3.0 million in 2003 and debt covenant waiver fees of $1.2 million associated with the delay in filing periodic reports with the SEC. The 2003 amount included a gain on the sale of the Company’s PVC business of $4.6 million and interest income of $6.9 million in 2003 on amounts receivable from a Congo joint venture partner.
Income tax expense was $35.1 million on pre-tax income of $162.3 million in 2004 (21.6%). The effective rate in 2004 is lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit. The 2004 effective tax rate includes a change in the Finnish statutory rate from 29% to 26%, effective January 1, 2005, resulting from legislation that was enacted on July 30, 2004. As a result, a benefit of $1.7 million was recorded in the third quarter from the application of the newly enacted rate to existing deferred tax balances. The 2004 effective tax rate also includes a benefit of $1.7 million related to Malaysian income taxes to be refunded. In 2003, income tax expense was $14.5 million on a pre-tax loss of $42.7 million. The 2003 tax expense results from profitability of Finland operations and no tax benefit from losses in the U.S.
Income from discontinued operations was $2.9 million in 2004 compared to income of $140.0 million in 2003, due primarily to the gain on the PMG sale of $131.7 million after-tax in 2003. There were no discontinued operations in 2004. The 2004 amount represents changes in estimates of certain environmental and closure accruals established in 2002 in connection with the exit of the Company’s closed manufacturing facilities in St. George, Utah and Midland, Michigan.
Net income was $128.6 million, or $4.49 per diluted share, in 2004 compared to $83.7 million, or $2.95 per diluted share, in 2003, due primarily to the aforementioned factors.

Cobalt segment
The following graph summarizes the average monthly 99.3% reference price of cobalt from January 2003 through December 2004:
Cobalt segment net sales increased to $643.1 million in 2004 from $379.9 million in 2003 due to higher cobalt reference prices. Cobalt prices continued to be positively affected by the growth in the battery sector related to demand for cell phones and other portable electronic devices. Overall volume of products sold in the segment declined 12.6%. The decline in volume was the result of a shift away from the ceramics and catalysts markets to the battery and tire sectors.
Operating profit for 2004 was $146.9 million compared to $55.0 million in 2003. The improvement was due primarily to the benefit of higher cobalt reference prices in 2004 and low cost inventory at the beginning of 2004 ($80 million), and restructuring charges in 2003 of $9.6 million. Additionally, higher production through the company’s joint venture in the Democratic Republic of Congo and a shift to higher margin value-added cobalt products added to the improvement. These improvements were offset by the weakening of the U.S. dollar against the euro ($10 million).
See Note S to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated income from continuing operations before income taxes and minority interests.
Nickel segment
The following graph summarizes the average monthly LME market price of nickel from January 2003 through December 2004:

Nickel segment net sales increased to $781.8 million in 2004 from $567.9 million in 2003 due to higher nickel LME market prices. Overall volumes in the segment were down 2.7% due to feed limitations and a mechanical failure at the Company’s Cawse facility in July 2004 that resulted in a production shutdown.
Operating profit for 2004 was $109.1 million compared to $58.3 million in 2003. The improvement was due primarily to the higher nickel market price ($76 million) and cobalt reference price ($20 million); stronger results from the Fidelity business ($5 million); and charges taken in 2003 for restructuring activities ($4.1 million) and environmental remediation ($2.5 million) that were not present in 2004. These improvements were offset by the weakening of the U.S. dollar against the euro and the Australian dollar ($23 million); the impact of a new tolling agreement which increased tolling charges at the Finland refinery ($14 million); and the impact of the mechanical failure at the Cawse facility ($7 million).
See Note S to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated income from continuing operations before income taxes and minority interests.
Corporate expenses
Corporate expenses for 2004 were $54.6 million compared to $130.3 million in 2003. The decrease was due primarily to charges for the shareholder lawsuits in 2004 of $7.5 million compared to $84.5 million in 2003 and restructuring charges of $6.3 million in 2003 compared to a reversal of prior year charges in 2004 of $0.1 million. These improvements were partially offset by increased professional fees in 2004 of approximately $11 million primarily due to the audit committee investigation and the restatement process, and work associated with the requirements of Sarbanes-Oxley.
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
Cost of products sold includes restructuring charges of $5.8 million and $37.8 million, in 2003 and 2002, respectively. The charges in 2003 relate to inventory write-downs at the Company’s facility in Thailand, in connection with its shut-down; and shut-down of the manufacturing operations of the electroless nickel business in Newark, New Jersey. The charges in 2002 were the result of decisions made to exit certain product lines, decrease production at several base metal facilities, sell a higher percentage of certain commodity products to generate cash, shut-down the manufacturing operations of the electroless nickel facility in Newark, New Jersey, and writeoff amounts due from suppliers of $23.3 million as the Company reviewed and renegotiated certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions.
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
Cobalt segment
The following graph summarizes the average monthly 99.3% reference price of cobalt from January 2002 through December 2003:
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
Nickel segment
The following graph summarizes the average monthly LME market price of nickel from January 2002 through December 2003:
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
Liquidity and Capital Resources
Operating Activities
Operating activities had negative cash flow of $4.0 million during 2004 compared with positive operating cash flow of $28.3 million in 2003 due primarily to an increase in inventory values as a result of higher metal prices and the build of inventory due to the planned shutdown of the smelter in the Democratic Republic of Congo (DRC) in January 2005. Income from continuing operations of $125.8 million represents an improvement of

$182.1 million compared to the 2003 loss from continuing operations of $56.3 million. Accounts receivable increased $24.6 million compared to prior year as a result of higher sales due to higher metal prices in the fourth quarter of 2004 compared to the fourth quarter of 2003. Inventories increased $146.3 million compared to prior year due to higher raw material costs as a result of higher metal prices and the build of inventory due to the planned shutdown of the smelter in the DRC in January 2005. The shutdown of the smelter was completed and the smelter was re-opened by May 2005. Retained liabilities of businesses sold decreased to $21.8 million at December 31, 2004 from $41.7 million at December 31, 2003 due to payments of a portion of PMG employee bonuses in 2004 and payment of certain income taxes liabilities in 2004 as required as part of the sale of PMG to Umicore in July 2003.
Investing and Financing Activities
The majority of the Company’s debt at December 31, 2004 was $400 million of 9.25% Senior Subordinated Notes due 2011 (the Notes). The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes. The Company reclassified the Notes from long-term to current as of March 31, 2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Forms 10-Q’s for each of the first three quarters of 2004 on June 10, 2005. On June 17, 2005, the trustee for the Notes furnished a notice of default to the Company with respect to the delay by the Company in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005. Since the Company was not able to file its 2004 Form 10-K or its Form 10-Q for the 2005 first quarter within 60 days of the trustee’s notice of default, new events of default occurred under the indenture governing the Notes. As a result, the noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate payment of these Notes. The Company cannot predict whether they will do so. If any such acceleration were to occur, based upon discussions with the Company’s lead bank, the Company believes it would be able to refinance such obligation on a long-term basis.
In December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principle balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its smelter joint venture partners. The loan is recorded in Receivables from joint venture partners, bears interest at LIBOR plus 2.75% and matures in December 2008.
On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at LIBOR plus 2.00% to 3.00% or PRIME plus .25% to 1.25%, matures in August 2006 and includes various affirmative and negative covenants. There were no borrowings under this facility at December 31, 2004. Because of the delay in filing required periodic reports with the SEC, the Company failed to comply with specific covenants in the related credit agreement and as a result events of default occurred under the credit agreement. The Company obtained temporary waivers from the lenders under the credit agreement but such waivers expired on August 16, 2005. Subsequent to expiration of the waivers, the Company is not entitled to borrow under this credit agreement.
In 2003, the Company entered into two interest rate swap agreements to convert the fixed interest rate on a total of $100 million of the Company’s 9.25% Senior Subordinated Notes to variable rates of LIBOR plus 4.10% and LIBOR plus 4.39% for the period ending December 15, 2011. The interest rate swap agreements are designated as fair value hedges. The fair value of the interest rate swaps at December 31, 2004 and 2003 were $0.7 million and $0.2 million, respectively.
Capital expenditures in 2004 were $18.4 million, related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $36 million for 2005.

The Company generated sufficient cash from operations during 2004 to provide for its working capital, debt service and capital expenditure requirements. The Company believes it will have sufficient cash generated by operations and available from its credit facility to provide for its working capital, debt service, litigation settlements and capital expenditure requirements in 2005.
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
The Company and the lead plaintiff of the shareholder class action lawsuits have entered into a Stipulation and Agreement of Settlement (Agreement) dated June 6, 2005, which Agreement was preliminarily approved on June 24, 2005 by the U.S. District Court hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during the fourth quarter of 2003 related to these lawsuits. Of this amount, $8.5 million is anticipated to be paid by the issuance of common stock and the remainder in cash.
The Company has entered into an agreement in principle with the lead plaintiffs of the shareholder derivative lawsuits that outlines the general terms of the proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement by the interested parties, including the individual defendants. The proposed settlement provides for the Company to issue 380,000 shares of its common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation, and also requires the Company to implement various corporate governance changes. The Company recorded a charge to administrative expense of $2.0 million in 2003 and an additional charge to administrative expense of $7.5 million in 2004 related to these lawsuits.
At December 31, 2004 and 2003, the Company had an accrual of $92.0 million and $84.5 million, respectively, for the shareholder class action and shareholder derivative lawsuits in the aggregate. The settlements are anticipated to be paid $74.0 million in cash and $18.0 million in common stock. In April 2005, the Company paid $74.0 million into an escrow account in connection with settlement of the shareholder class action lawsuits. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. As of June 30, 2005, insurance proceeds of approximately $25 million have been received, representing both reimbursement of legal expenses in 2003, 2004 and 2005 related to the lawsuits (approximately $17 million), as well as reimbursement of a portion of the settlement amount paid by the Company during 2005 (approximately $8 million). Potential remaining insurance proceeds of up to approximately $19 million are expected to be available and will be recognized when received.

Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2004 and the periods indicated (in thousands).

	Total	2005-2006	2007-2008	2009-2010	After 2010

Purchase obligations(1)	$1,343,663	$802,216	$413,881	$127,566	NCD
Debt obligations(2)	423,000	411,500	11,500	—	—
Interest payments on debt	299,248	75,624	75,624	74,000	$74,000
Operating lease obligations	20,806	7,724	5,991	5,028	2,063
Other long-term liabilities(3)	16,371	2,098	2,242	2,543	9,488

Total	$2,103,088	$1,299,162	$509,238	$209,137	$85,551

(1)	For 2005 through 2010, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference/market price of each metal. The price used in the computation is the average daily price for the last week of December 2004 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage. The contractual cash obligations after 2010 are not currently determinable (NCD).

(2)	Commencing March 31, 2004, the $400 million of 9.25% Senior Subordinated Notes due 2011 was in default under the indenture governing the notes due to the delay of the Company filing its 2003 Form 10-K with the SEC (see Note G to the consolidated financial statements contained in Item 8 of this Annual Report). Such Form 10-K was filed with the SEC on March 31, 2005.

(3)	Represents future pension and other post-employment benefit payments to comply with funding requirements.
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
Long-lived Assets — Goodwill must be reviewed at least annually for impairment, in accordance with a specified methodology. Further, goodwill, intangible and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company generally invests in long-lived assets to secure raw material feedstocks, produce new products, or increase production capacity or capability. Because market conditions may change, future cash flows may be difficult to forecast. Furthermore, the assets and related businesses may be in different stages of development. If the Company determined that the future undiscounted cash flows from these investments were not expected to exceed the carrying value of the investments, the Company would record an impairment charge. However, determining future cash flows is subject to estimates and different estimates could yield different results. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the future cash flows of the these investments, could change and, therefore, impact the analysis of impairment in the future.
Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are determined to be reinvested for an indefinite period of time. The Company has significant operations outside the United States, where most of its pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company also has significant cash requirements in the United States to pay interest and principal on borrowings. As a result, significant tax and treasury planning and analysis of future operations are necessary to determine the proper amounts of tax assets, liabilities, and tax expense. The Company’s tax assets, liabilities, and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations, and expectations of future earnings. Where the Company has determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance has been established. The existing valuation allowance pertains to the deferred tax assets resulting principally from net operating loss carryforwards in the United States.
Stock Awards Granted to Employees — In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation expense was recorded for restricted stock granted to certain executive officers, but no expense was recorded for stock options granted to employees, as the exercise price of all such options equaled the fair value on the date of the grant. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003.
Derivative Instruments — The Company enters into derivative instruments and hedging activities which are closely monitored and controlled in order to manage, where possible and economically efficient, commodity price risk for nickel, interest rate risk related to borrowings, and, at times, foreign currency risk associated with manufacturing and sales locations where fluctuations in currency prices may affect the Company’s operating results.
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
During 2003, the Company entered into interest rate swap agreements that are designated as fair value hedges. For these hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings as equal and offsetting gains and losses in the interest expense component of the statement of operations. All fair value hedges are 100% effective and, therefore, there is no impact on earnings due to hedge ineffectiveness.

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
Important factors that may affect the Company’s expectations, estimates or projections include:

•	the completion of the settlements of the shareholder class action and derivative lawsuits filed against the Company, certain of its executives and its directors in a manner that is consistent with the definite agreement and agreement in principle reached with the lead plaintiffs in such lawsuits;

•	the speed and sustainability of price changes in cobalt and nickel;

•	the potential for lower of cost or market write-downs of the carrying value of inventory necessitated by decreases in the market prices of cobalt and nickel;

•	the availability of competitively priced supplies of raw materials, particularly cobalt and nickel;

•	the effect of the Company’s inability to meet the SEC and NYSE filing obligations on a timely basis upon funding availability under the Company’s credit facilities or upon debt obligations outstanding;

•	the effect of the Company not completing the documentation and testing of its internal controls over financial reporting such that management of the Company and its independent registered public accounting firm are unable to report as to such internal control over financial reporting;

•	the risk that new or modified internal controls, implemented in response to the 2004 investigation by the audit committee of the Company’s board of directors and the Company’s examination of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, are not effective and need to be improved, resulting in additional expense;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of fluctuations in currency exchange rates on the Company’s international operations;

•	the effect of non-currency risks of investing and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the outcome of the previously announced SEC Division of Enforcement review of the investigation conducted by the Company’s audit committee; and

•	the general level of global economic activity and demand for the Company’s products.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
The Company, as a result of its global operating and financing activities, is exposed to changes in metal prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in metal prices, interest rates and, at times, foreign currency exchange rates through its regular operating and financing activities, which include the use of derivative instruments.

The primary raw materials used by the Company in manufacturing its products are cobalt and nickel. The Company’s supply of cobalt has historically been sourced from the Democratic Republic of Congo (DRC), Australia and Finland. Although the Company has never experienced a significant shortage of cobalt raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of cobalt raw materials. Nickel historically has been sourced from Australia, Finland and Brazil. The Company does not anticipate any substantial interruption in its raw materials supply that would have a material adverse effect on the Company’s operations; however, a significant long-term nickel contract expired in May 2005, and there is no assurance that the Company will be able to obtain as much nickel from other sources as would be necessary to satisfy the Company’s requirements or at prices comparable to its current arrangements. However, the Company is actively pursuing a variety of feed sources to ensure that the Company does not experience any material shortage of nickel over the next several years.
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
The Company is exposed to interest rate risk primarily through its borrowing activities. The Company predominantly utilizes U.S. dollar denominated borrowings to fund its working capital and investment needs. The majority of the Company’s borrowings are in fixed rate instruments. The Company entered into interest rate swap agreements to convert a portion of the fixed rate instruments to variable rate contracts. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note G to the consolidated financial statements contained in Item 8 of this Annual Report). The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company’s long term-debt.

	December 31, 2004
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
(Thousands of dollars)
Long-term debt, including current portion
Fixed rate	$400,000 (a)	—	—	—	—	—	$400,000	$426,000
Fixed interest rate	9.25%
Variable rate	$5,750	$5,750	$5,750	$5,750	—	—	$23,000	23,000
Average interest rate(b)	3.53%	3.53%	3.53%	3.53%

	December 31, 2003
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
(Thousands of dollars)
Long-term debt, including current portion
Fixed rate	—	—	—	—	—	$400,000	$400,000	$416,000
Average interest rate						9.25%
Variable rate	—	—	—	—	$22,900	$—	$22,900	$22,900
Average interest rate					3.91%

(a) –	Represents long-term debt in default. See Note G to the consolidated financial statements contained in Item 8 of this Annual Report for further discussion.

(b) –	The interest rate is based on the LIBOR rate (as of November 1, 2004) plus 2.75%. See Note G to the consolidated financial statements contained in Item 8 of this Annual Report for further discussion.
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
We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that OM Group, Inc. will continue as a going concern. As more fully described in Note G, the Company has not complied with a covenant under the indenture governing its Senior Subordinated Notes. Accordingly, the notes are in default and are classified as a current liability as the noteholders have the right to accelerate payment of the notes. Further, the Company has not complied with a covenant under its Senior Secured Revolving Credit Facility. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note G. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as of January 1, 2003.
We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Since management was unable to complete its assessment of internal control over financial reporting as of December 31, 2004, and therefore we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting in our report dated August 19, 2005.

/s/ Ernst & Young LLP
Cleveland, Ohio
August 19, 2005

Report of Independent Registered Public Accounting Firm
On Internal Control over Financial Reporting
The Board of Directors and Shareholders of OM Group, Inc.
We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting located in Item 9A of the Form 10-K, that OM Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
An audit of management’s assessment that the Company maintained effective internal control over financial reporting includes obtaining an understanding of, and evaluating, management’s process for assessing the effectiveness of the Company’s internal control over financial reporting. In obtaining an understanding of management’s process, we determined that management did not support its evaluation with sufficient evidence, including documentation. Because management’s process did not include sufficient evidence, including documentation, we were unable to apply the procedures required to express an opinion on management’s assessment and on the effectiveness of internal control over financial reporting.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Since management did not support its evaluation with sufficient evidence, including documentation, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.
In performing our procedures, we identified the following material weaknesses that also have been identified and included in management’s assessment. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The presence of a material weakness would preclude a conclusion that the Company maintained effective internal control over financial reporting.

•	The Company maintained inadequate controls over the financial statement close process. These control deficiencies, which relate primarily to the Americas operating location, resulted in errors in the depreciation of fixed assets, amortization of intangible assets, deferral of costs, valuation of inventory, recording of accruals, revenue recognition, classification of certain assets and liabilities and elimination of intercompany profit in inventory. These errors resulted in adjustments to such accounts. When aggregated, these control deficiencies constitute a material weakness over the financial statement close process.

•	The Company maintained inadequate controls over the recording of income tax contingency reserves and deferred income tax assets, liabilities and the related valuation allowance. These control deficiencies resulted in adjustments to such accounts.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated August 19, 2005 on those consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OM Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated August 19, 2005 expressed an unqualified opinion thereon with an explanatory paragraph indicating conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP
Cleveland, Ohio
August 19, 2005

Consolidated Balance Sheets

	December 31

	2004	2003
(Thousands of dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$26,779	$54,719
Accounts receivable, less allowance of $1,960 in 2004 and $2,022 in 2003	161,346	136,700
Inventories	415,517	269,201
Advances to suppliers	32,498	19,400
Other	52,719	45,669

Total current assets	688,859	525,689
Property, plant and equipment, at cost
Land	4,982	5,511
Buildings and improvements	161,566	157,738
Machinery and equipment	493,930	470,435
Furniture and fixtures	17,130	16,287

	677,608	649,971
Less accumulated depreciation	287,796	238,611

	389,812	411,360
Other assets:
Goodwill	181,871	178,678
Receivables from joint venture partners	29,379	51,187
Other	44,780	44,524

Total assets	$1,334,701	$1,211,438

Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$5,750	$—
Long-term debt in default	400,000	—
Accounts payable	132,312	136,190
Accrued employee costs	17,062	15,623
Retained liabilities of businesses sold	21,837	41,654
Shareholder litigation accrual	74,000	—
Other	50,835	51,659

Total current liabilities	701,796	245,126
Long-term debt	24,683	430,466
Deferred income taxes	31,033	29,042
Shareholder litigation accrual	18,000	84,500
Minority interests	44,168	42,726
Other	27,989	29,126
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,494,098 shares in 2004 and 2003	285	285
Capital in excess of par value	498,250	495,107
Retained deficit	(32,080)	(160,724)
Treasury stock (14,025 shares in 2004 and 2003, at cost)	(710)	(710)
Accumulated other comprehensive income	21,287	17,086
Unearned compensation	—	(592)

Total stockholders’ equity	487,032	350,452

Total liabilities and stockholders’ equity	$1,334,701	$1,211,438

See accompanying notes to consolidated financial statements.

Statements of Consolidated Operations

	Year Ended December 31

	2004	2003	2002
(Thousands of dollars, except per share data)
Net sales	$1,347,338	$912,145	$738,928
Cost of products sold	1,016,891	732,148	690,854

	330,447	179,997	48,074
Selling, general and administrative expenses	129,075	197,023	136,022

Income (loss) from operations	201,372	(17,026)	(87,948)
Other income (expense):
Interest expense	(39,838)	(41,052)	(39,690)
Foreign exchange gain (loss)	(5,310)	3,023	(6,517)
Investment and other income, net	6,036	12,392	1,616

	(39,112)	(25,637)	(44,591)

Income (loss) from continuing operations before income taxes and minority interest	162,260	(42,663)	(132,539)
Income tax expense (benefit)	35,068	14,534	(13,591)
Minority interest income (losses)	1,442	(914)	(8,215)

Income (loss) from continuing operations	125,750	(56,283)	(110,733)
Discontinued operations:
Income (loss) from operations, net of tax	2,894	8,199	(98,023)
Gain on disposal of Precious Metals Group, net of tax	—	131,748	—

Income (loss) from discontinued operations, net of tax	2,894	139,947	(98,023)

Net income (loss)	$128,644	$83,664	$(208,756)

Basic earnings (loss) per common share:
Continuing operations	$4.42	$(1.99)	(3.95)
Discontinued operations	$0.10	$4.94	(3.50)

Net income (loss)	$4.52	$2.95	$(7.45)

Diluted earnings (loss) per common share:
Continuing operations	$4.39	$(1.99)	(3.95)
Discontinued operations	$0.10	$4.94	(3.50)

Net income (loss)	$4.49	$2.95	$(7.45)

Cash dividends paid per common share	$—	$—	$0.42

See accompanying notes to consolidated financial statements.

Statements of Consolidated Cash Flows

	Year Ended December 31

	2004	2003	2002
(Thousands of dollars)
Operating activities
Income (loss) from continuing operations	$125,750	$(56,283)	$(110,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,954	56,442	50,131
Foreign exchange (gain) loss	5,310	(3,023)	6,517
Restructuring charges, less cash spent	—	7,678	78,695
Deferred income taxes	6,023	25,923	(20,553)
Minority interest income (losses)	1,442	(914)	(8,215)
Bad debt expense	1,381	1,161	979
Equity income from investment	(4,479)	(1,066)	(474)
Changes in operating assets and liabilities
Increase in accounts receivable	(26,027)	(38,842)	(13,637)
(Increase) decrease in advances to suppliers	(13,098)	(12,272)	288
(Increase) decrease in receivables from joint venture partners	21,808	(19,117)	8,471
Increase in inventories	(146,316)	(58,128)	(15,412)
Increase (decrease) in accounts payable	(3,878)	36,235	13,029
Increase (decrease) in retained liabilities of businesses sold	(19,817)	41,654	—
Increase in shareholder litigation accrual	7,500	84,500	—
Other, net	(10,510)	(35,683)	10,313

Net cash (used in) provided by operating activities	(3,957)	28,265	(601)
Investing activities
Expenditures for property, plant and equipment, net	(18,417)	(10,910)	(61,510)
Acquisitions of businesses	(6,715)	(11,151)	(13,275)
Proceeds from sales of businesses — net of cash sold	—	871,281	4,000
Investments in nonconsolidated joint ventures	—	—	(3,566)

Net cash (used in) provided by investing activities	(25,132)	849,220	(74,351)
Financing activities
Long-term borrowings	23,000	22,919	99,910
Payments of long-term debt	(22,919)	(794,400)	(226,205)
Proceeds from exercise of stock options	—	406	3,808
Proceeds from sale of common shares	—	—	226,205
Dividend payments	—	—	(11,899)

Net cash provided by (used in) financing activities	81	(771,075)	91,819
Effect of exchange rate changes on cash and cash equivalents	1,068	6,238	1,092

Cash (used in) provided by continuing operations	(27,940)	112,648	17,959
Cash used in discontinued operations	—	(70,399)	(25,046)

Increase (decrease) in cash and cash equivalents	(27,940)	42,249	(7,087)
Cash and cash equivalents at beginning of year	54,719	12,470	19,557

Cash and cash equivalents at end of year	$26,779	$54,719	$12,470

See accompanying notes to consolidated financial statements

Statements of Consolidated Stockholders’ Equity

						Accumulated
	Common Stock		Capital in			Other
			Excess of	Retained	Treasury	Comprehensive	Unearned
	Shares	Dollars	Par Value	Deficit	Stock	Income (Loss)	Compensation	Total
(Dollars in thousands)
Balance at January 1, 2002	24,223	242	262,514	(23,733)	(119)	(14,372)	(3,937)	220,595
Other comprehensive loss:
Net loss	—	—	—	(208,756)	—	—	—	(208,756)
Reclassification adjustment	—	—	—	—	—	(1,243)	—	(1,243)
Unrealized gains on effective portion of cash flow hedges	—	—	—	—	—	1,860	—	1,860
Minimum pension liability adjustment	—	—	—	—	—	(5,783)	—	(5,783)
Foreign currency translation adjustment	—	—	—	—	—	53,596	—	53,596

Total other comprehensive loss	—	—	—	—	—	—	—	(160,326)
Dividends paid	—	—	—	(11,899)	—	—	—	(11,899)
Exercise of employee stock options, including tax benefit	183	2	3,806	—	—	—	—	3,808
Restricted stock grants	31	—	1,883	—	—	—	(1,883)	—
Restricted stock forfeitures	(10)	—	—	—	(591)	—	591	—
Restricted stock compensation	—	—	—	—	—	—	2,279	2,279
Non-employee directors’ compensation	—	—	178	—	—	—	—	178
Sale of common stock	4,025	40	226,165	—	—	—	—	226,205

Balance at December 31, 2002	28,452	284	494,546	(244,388)	(710)	34,058	(2,950)	280,840

Statements of Consolidated Stockholders’ Equity — continued

						Accumulated
	Common Stock		Capital in			Other
			Excess of	Retained	Treasury	Comprehensive	Unearned
	Shares	Dollars	Par Value	Deficit	Stock	Income (Loss)	Compensation	Total
(Dollars in thousands)
Other comprehensive income:
Net income	—	—	—	83,664	—	—	—	83,664
Unrealized gains on effective portion of cash flow hedges	—	—	—	—	—	5,848	—	5,848
Minimum pension liability adjustment	—	—	—	—	—	4,108	—	4,108
Foreign currency translation adjustment	—	—	—	—	—	(26,928)	—	(26,928)

Total other comprehensive income	—	—	—	—	—	—	—	66,692
Exercise of employee stock options, including tax benefit	28	1	536	—	—	—	—	537
Restricted stock compensation	—	—	—	—	—	—	2,358	2,358
Non-employee directors’ compensation	—	—	25	—	—	—	—	25

Balance at December 31, 2003	28,480	$285	$495,107	$(160,724)	$(710)	$17,086	$(592)	$350,452
Other comprehensive income:
Net income	—	—	—	128,644	—	—	—	128,644
Unrealized losses on effective portion of cash flow hedges	—	—	—	—	—	(3,214)	—	(3,214)
Unrealized gain on marketable securities	—	—	—	—	—	930	—	930
Minimum pension liability adjustment	—	—	—	—	—	(1,177)	—	(1,177)
Foreign currency translation adjustment	—	—	—	—	—	7,662	—	7,662

Total other comprehensive income	—	—	—	—	—	—	—	132,845
Stock option expense	—	—	2,366	—	—	—	—	2,366
Restricted stock compensation	—	—	587	—	—	—	592	1,179
Non-employee directors’ compensation	—	—	190	—	—	—	—	190

Balance at December 31, 2004	28,480	$285	$498,250	$(32,080)	$(710)	$21,287	$—	$487,032

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(Thousands of dollars, except as noted and per share amounts)
A. Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the Company) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a smelter joint venture in the Democratic Republic of Congo (DRC). The joint venture is consolidated because the Company controls the joint venture. Minority interest is recorded for the remaining 45% interest. The Company has a 20% interest in an Australian nickel company that is accounted for by the equity method. The investment is included in other assets in the consolidated balance sheets, and equity income/loss is included in investment and other income, net in the statements of consolidated operations. The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as “special purpose entities” (SPE’s), as defined by Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities.
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
Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their net realizable value. The allowance was based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes evident that collections will not occur. Bad debt expense is included in selling, general and administrative expenses and amounted to $1.4 million, $1.2 million and $1.0 million in 2004, 2003 and 2002, respectively.
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
Receivables from Joint Venture Partners and Minority Interests — The Company has a 55% interest in a smelter joint venture in the DRC. The remaining 45% interest is owned by two partners at 25% and 20%.
In 2001 and prior years, the Company financed the capital contribution for the 20% minority shareholder in its joint venture in the DRC. During 2004, the receivable from this partner ($21.8 million at December 31, 2003) was repaid.
In 2001 and 2002, the Company refinanced a portion ($6.5 million) of the capital contribution for the 25% minority shareholder in its joint venture in the DRC. In December 2003, the Company refinanced an additional $22.9 million of the capital contribution for this partner. At December 31, 2004 and 2003, the receivables from this partner were $29.4 million. The receivables bear interest at 4.4% and are secured by the partner’s interest

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
(book value of $24.5 million at December 31, 2004 and $23.7 million at December 31, 2003) in the joint venture and are due on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). The Company has recorded a full allowance against the interest due on the receivable at December 31, 2004 and 2003. Dividends paid by the joint venture, if any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partner.
Advances to Suppliers — Advances to suppliers represent payments to nickel raw material suppliers under certain raw material purchase agreements that require the Company to make payment prior to title and risk of loss of the material transferring to the Company. When title and risk of loss transfer to the Company, which generally occurs upon receipt of the material at the Company’s manufacturing location, the amount is reclassified to inventories.
Depreciation and Amortization — Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives of approximately 30 years for buildings, 3 to 15 years for equipment and 5 years for leasehold improvements. Finite lived intangible assets, principally patents, acquired technology and capitalized software, are being amortized using the straight-line method over 5 to 17 years.
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
Goodwill — In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company does not amortize goodwill recorded in connection with business acquisitions. The Company completed the annual impairments test for goodwill required by SFAS No. 142 on October 1 of 2004, 2003 and 2002. These tests confirmed that the fair value of goodwill exceeded its carrying value and therefore no impairment loss was required to be recognized.
Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (PMG), which was sold on July 31, 2003 (see Note C). Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. At December 31, 2004, such items are primarily comprised of income taxes payable related to periods during which the Company owned PMG.
Research and Development — Research and development costs are charged to operations when incurred, are included in selling, general and administrative expenses and amounted to $14.0 million, $10.0 million and $13.6 million in 2004, 2003 and 2002, respectively.
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
Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiaries and related DRC operations is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the euro) are included in results of operations. The Company, at times, enters into

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
forward contracts to partially hedge its balance sheet exposure to other currencies and, accordingly, gains and losses related to the forward contracts are also included in results of operations.
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
Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk for nickel and interest rate risk related to borrowings. The use of forward and future contracts to hedge nickel price risk is discussed in Note H. The use of interest rate swaps to hedge interest rate risk on the Company’s debt is discussed in Note G.
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
In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition when a company voluntarily changes to the fair value based method. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, compensation expense was recorded for restricted stock granted to certain executive officers, but no expense was recorded for stock options granted to employees, as the exercise price of all such options equaled the market price of the common stock on the date of the grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective method of adoption under SFAS 148. Under the prospective method of adoption, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003. Accordingly, net income for 2004 and 2003 includes compensation expense for stock options granted to employees and non-employee directors in November 2004 and 2003 of $2.6 million and $0.1 million, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
If the Company had elected to adopt the retroactive restatement provisions of SFAS No. 148 and thereby record compensation expense related to employee stock compensation awards prior to January 1, 2003, pro forma results of operations would have been as follows.

	Year Ended December 31,

	2004	2003	2002

Net income (loss) from continuing operations	$125,750	$(56,283)	$(110,733)
Add: Stock-based employee compensation expense included in net income (loss) from continuing operations	3,734	2,476	2,431
Deduct: Total stock-based employee compensation expense using the fair value method for all awards	(4,001)	(2,662)	(5,464)

Pro forma income (loss) from continuing operations	$125,483	$(56,469)	$(113,766)

Basic income (loss) from continuing operations:
As reported	$4.42	$(1.99)	$(3.95)

Pro forma	$4.41	$(1.99)	$(4.06)

Diluted income (loss) from continuing operations:
As reported	$4.39	$(1.99)	$(3.95)

Pro forma	$4.38	$(1.99)	$(4.06)

The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	Year Ended December 31

	2004	2003	2002

Risk-free interest rate	3.5%	3.2%	2.7%
Dividend yield	—	—	—
Volatility factor of Company common stock	.45	.42	.67
Weighted-average expected option life (years)	5	5	5
During April 2002, the Company granted 28,000 shares of restricted stock to its former Chief Financial Officer. The restricted shares were scheduled to vest in increments of 4,000 shares from April 30, 2003 to April 30, 2009. The market value of the restricted stock award was $1.9 million and was recorded in unearned compensation in stockholders’ equity. On July 31, 2003, in connection with the sale of PMG, the compensation committee of the Board of Directors approved accelerated vesting of these restricted shares resulting in compensation expense of $1.6 million in 2003.
During 2001, the Company granted 65,000 shares of restricted stock to certain executive officers. The restricted shares vested in equal increments on December 31, 2002, 2003 and 2004. The market value of the restricted stock awards was $3.8 million and has been recorded as a separate component of stockholders’ equity at December 31, 2002. During 2002, 10,000 shares of these restricted stock grants were forfeited.
Results of operations include compensation expense related to restricted stock grants of $1.2 million, $2.4 million and $2.3 million in 2004, 2003 and 2002, respectively.
New Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, Inventory Costs — An amendment of ARB No. 43 (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS 151 is not expected to have a material impact on the Company’s results of operations or financial position.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payments (SFAS 123R). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. SFAS 123R is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 123R is not expected to have a material impact on the Company’s results of operations or financial position.
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
B. Inventories
Inventories consist of the following as of December 31,

	2004	2003

Raw materials and supplies	$248,536	$158,112
Work-in-process	37,711	43,109
Finished goods	129,270	67,980

	$415,517	$269,201

C. Divestiture of Precious Metals Group and Other Discontinued Operations
On July 31, 2003, the Company completed the sale of its Precious Metals Group (PMG) to Umicore N.A. for approximately $814 million. After transaction costs and expenses, the Company recorded a gain on the sale of this business of $145.9 million ($131.7 million after-tax). This business was comprised of the Company’s

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Precious Metals Chemistry and Metal Management reportable segments, which were acquired by the Company in August 2001. PMG has been classified as a discontinued operation in 2003, and the consolidated financial statements of prior periods have been reclassified, where applicable, to reflect this business as a discontinued operation. The net proceeds were used to repay all of the Company’s indebtedness outstanding under its then-existing Senior credit facilities.
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
Operating results for discontinued operations are summarized as follows (in millions).

	2003	2002

Net sales	$2,415.6	$4,294.8
Operating income (loss)	48.0	(18.9)
Interest expense	38.8	51.7
Income tax (benefit) expense	(15.3)	23.4
Income (loss)	8.2	(98.0)
In 2004, the Company recorded income from discontinued operations of $2.9 million. The income relates to changes in estimates of certain environmental and closure accruals established in connection with the sale of the SCM business and the exit of the Company’s closed manufacturing facilities in St. George, Utah and Midland, Michigan.
The operating results summarized above include restructuring and other charges of $5.6 million and $73.5 million in 2003 and 2002, respectively, primarily to adjust these asset groups to their estimated net realizable value. The results also include an allocation of consolidated interest expense, based on the estimated proceeds from the sales of the PMG business and SCM that were required to be used to re-pay indebtedness outstanding under the Company’s then-existing Senior credit facilities.
D. Restructuring and Other Charges
During 2003, the Company recorded restructuring charges of $20.0 million, completing the program that began in the fourth quarter of 2002. These charges include $5.8 million classified in cost of products sold and $14.2 million classified in selling, general and administrative expenses. A summary of the 2003 charges, which had a cash component of approximately $9.5 million (primarily workforce reductions of $3.7 million, aircraft lease termination of $2.5 million and cash expenses related to the Thailand shut-down of $0.8 million), is as follows (in millions):

Exit of facilities	$10.7
Workforce reductions	3.7
Inventory and other asset write-downs	1.2
Other	4.4

$20.0

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
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
During the fourth quarter of 2002, the Company recorded restructuring charges of $82.5 million — $37.8 million classified in cost of products sold and $44.7 million classified in selling, general and administrative expenses. The primary objectives of the restructuring plan were to de-leverage the balance sheet and to restore profitability in certain of the Company’s businesses that had been impacted by the weak economy including a sustained decline in the market price of cobalt. Specific actions included sales of certain non-core businesses; closure of certain facilities; headcount reductions; review and renegotiation of certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; liquidation of certain inventories; reduction of base metal inventory levels and production; and a re-alignment of the management team. The workforce reductions occurred worldwide and generally consisted of personnel in all business units, including corporate, and in most job classifications; charges for workforce reductions include cash payments paid and to be paid to terminated employees, and a charge of $1.5 million for accelerated vesting upon termination of restricted stock previously granted to the Company’s former Chief Operating Officer. Inventory and other asset write-downs primarily reflect inventory write-downs of $14.5 million as a result of the Company’s decisions to exit certain product lines, liquidate inventories to generate cash and reduce production levels at several facilities; write-off of amounts due from suppliers of $23.3 million as the Company reviewed and renegotiated certain raw material and other contracts to reduce costs in light of changing metal prices and business conditions; and the write-down of the Company’s investment in a nickel venture in Indonesia of $15.1 million. Facility exit and other primarily reflects contractual commitments and other costs related to the exit of certain product lines and impairment charges related to fixed assets which the Company permanently idled.
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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
An analysis of restructuring activity for the Company’s continuing operations is summarized below (dollars in millions):

			Inventory and
	Number of	Workforce	Other Asset	Exit of Facilities
	Employees	Reductions	Write-downs	and Other	Total

2002 charges	110	$8.5	$34.7	$39.3	$82.5
Utilized in 2002	(42)	(3.3)	(34.7)	(36.7)	(74.7)

Balance at December 31, 2002	68	$5.2	$—	$2.6	$7.8
2003 charges	19	3.7	1.2	15.1	20.0
Utilized in 2003	(87)	(5.8)	(1.2)	(16.3)	(23.3)

Balance at December 31, 2003	—	3.1	—	1.4	4.5
Reversal of prior year charges	—	(0.5)	—	(0.1)	(0.6)
Utilized in 2004	—	(2.0)	—	(1.1)	(3.1)

Balance at December 31, 2004	—	$0.6	$—	$0.2	$0.8

The amounts utilized in 2004, 2003 and 2002 include cash paid of $3.1 million, $12.3 million and $3.8 million, respectively.
During 2004, the Company reversed certain restructuring reserves originally recorded in 2002 totaling $0.6 million. These reserves primarily related to workforce reductions that were subsequently determined to be over-accrued.
E. Acquisitions
In April 2000, the Company acquired Outokumpu Nickel Oy (ONO) for a cash purchase price on the acquisition date of $188.1 million. During 2004 and 2003, the Company made additional payments to the seller in the amount of $6.7 million and $11.2 million, respectively, under a contingent price participation clause of the original purchase agreement, whereby the seller is entitled to receive such payment based on a formula when the LME nickel price is above $3.50 per pound. Such price participation clause was in place through May 2004, at which time this original contract provision was renegotiated. As a result of this renegotiation, price participation payments made after May 2004 are charged to cost of products sold. The ultimate aggregate purchase price for the ONO acquisition was $206.0 million, including the price participation payments. These price participation payments reduce negative goodwill as calculated in the initial purchase price allocation. In accordance with the provisions of APB 16, Business Combinations, such negative goodwill was recorded in the opening balance sheet as a reduction of acquired long-lived assets (primarily property, plant and equipment). The price participation payments accounted for as a reduction of negative goodwill as initially calculated, resulted in an increase to long-lived assets. Depreciation expense on the increase in long-lived assets has been calculated and recorded on a prospective basis over the estimated remaining useful life of the acquired assets.
F. Goodwill and Other Intangible Assets
An analysis of goodwill activity follows:

	2004	2003

Balance at January 1	$178,678	$174,899
Changes due to foreign exchange	3,193	3,779

Balance at December 31	$181,871	$178,678

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Intangible assets are primarily patents and capitalized software costs. A summary of intangible assets follows:

	2004	2003

Historical cost	$12,686	$12,570
Accumulated amortization	(8,545)	(7,020)

Intangible assets (recorded in other non-current assets)	$4,141	$5,550

All of the Company’s intangible assets have finite lives and are amortized over their useful lives. The weighted average amortization period was 8 years at December 31, 2004. Amortization expense related to other intangible assets for the years ended December 31, 2004 and 2003 was approximately $1.5 million and $1.3 million, respectively. Estimated annual pretax amortization expense for intangible assets for each of the next five years is approximately $1.2 million for 2005 and $0.5 million for 2006 through 2009.
G. Debt and Other Financial Instruments
Debt consists of the following as of December 31:

	2004	2003

Senior Subordinated Notes	$400,000	$400,000
Note payable — bank	23,000	22,919
Deferred gain on termination of fair value hedges	6,711	7,377
Fair value of interest rate swaps (fair value hedges)	722	170

	430,433	430,466
Less: Current portion	5,750	—
Long-term debt in default	400,000	—

Total long-term debt	$24,683	$430,466

The Senior Subordinated Notes (the Notes) bear interest at 9.25% and mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Senior Subordinated Notes (see Note T). The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes. The Company reclassified the Notes from long-term to current as of March 31, 2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Forms 10-Q’s for each of the first three quarters of 2004 on June 10, 2005. On June 17, 2005, the trustee for the Notes furnished a notice of default to the Company with respect to the delay by the Company in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005. Since the Company was not able to file its 2004 Form 10-K or its Form 10-Q for the 2005 first quarter within 60 days of the trustee’s notice of default, new events of default occurred under the indenture governing the Notes. As a result, the noteholders, or the indenture trustee at the direction of the noteholders, have the right, but are not obligated, to accelerate payment of these Notes. The Company cannot predict whether they will do so. If any such acceleration were to occur, based upon discussions with the Company’s lead bank, the Company believes it would be able to refinance such obligation on a long-term basis. However, because the noteholders have the right to accelerate payments of the Notes, the report of the Company’s independent registered public accounting firm contains an explanatory paragraph indicating conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to remediate the events of default under the indenture by filing its Form 10-Q for the first quarter of 2005 with the Securities and Exchange Commission by September 30, 2005. The payment of dividends on the Company’s common stock is prohibited due to the events of default under the indenture governing the Notes. At December 31, 2004, the fair value of the Notes, based upon the quoted market price, approximated $426 million.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its Congo smelter joint venture partners. The loan receivable is recorded in Receivables from joint venture partners, bears interest at LIBOR plus 2.75% and matures in December 2008.
On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings under this facility during 2004 or 2003. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. The Company obtained temporary waivers from the lenders under the credit agreement but such waivers expired on August 16, 2005. Subsequent to expiration of the waivers, the Company is not entitled to borrow under the credit agreement.
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
At December 31, 2004, the combined effective rate of the Company’s borrowings and related swap agreements was 8.34%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparties to the interest rate swaps are international commercial banks.
Aggregate annual maturities of long-term debt for the five years following December 31, 2004 are as follows: 2005 — $405.7 million; 2006 — $5.7 million; 2007 — $5.8 million; 2008 — $5.8 million and none in 2009. Interest paid on long-term debt, net of capitalized amounts, was $37.7 million, $37.0 million, and $37.0 million related to continuing operations for, 2004, 2003 and 2002, respectively, and $41.1 million and $33.7 million related to discontinued operations for 2003 and 2002, respectively. Interest capitalized as part of the acquisition or construction of major fixed assets at the Company’s continuing operations was $0.4 million in 2003 and $2.6 million in 2002.
H. Metals Financial Instruments
The Company generally attempts to manage its exposure to metal prices by passing through to its customers increases or decreases in metal raw material prices by increasing or decreasing the price of its products. The Company also undertakes to minimize the effect on profitability of changes in the market price of nickel through hedging activities.
The Company enters into forward contracts to hedge the sale price of nickel products to certain customers. These contracts are designated as cash flow hedges. Therefore, realized gains and losses on these forward contracts are

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
included as a component of net sales or cost of products sold, and are recognized when the related product is sold. Unrealized gains and losses are recorded in accumulated other comprehensive income. At December 31, 2004 and 2003, the notional value of the open contracts approximated $21.3 million and $18.3 million receivable, respectively. The fair value of open contracts, based on current settlement prices at December 31, 2004 and 2003, generated unrealized gains of approximately $4.6 million and $10.3 million, respectively, which are included in accumulated other comprehensive income. All open contracts at December 31, 2004 mature by June 2006 and all open contracts at December 31, 2003 matured by February 2005.
In addition, the Company enters into hedging positions on a daily basis to protect its net sale/purchase position. The underlying contracts for these financial instruments do not qualify as accounting hedges under SFAS No. 133, and therefore they are marked-to-market with the related gains or losses recognized immediately in net income. The amount recorded in the statements of consolidated operations are losses of $3.2 million, $4.9 million and $0.8 million in 2004, 2003 and 2002, respectively, which are included as a component of cost of products sold.
I. Income Taxes
Income (loss) from continuing operations before income taxes and minority interest consists of the following:

	Year Ended December 31

	2004	2003	2002

United States	$(71,900)	$(192,915)	$(116,090)
Outside the United States	234,160	150,252	(16,449)

	$162,260	$(42,663)	$(132,539)

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31

	2004	2003	2002

Current:
United States:
Federal	$769	$1,385	$—
State and local	—	3	95
Outside the United States	28,276	(12,777)	6,867

	29,045	(11,389)	6,962
Deferred:
United States	—	—	—
Outside the United States	6,023	25,923	(20,553)

	6,023	25,923	(20,553)

	$35,068	$14,534	$(13,591)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31

	2004	2003	2002

Income taxes at the United States statutory rate	$56,791	$(14,932)	$(46,389)
Effective tax rate differential on earnings/losses outside of the United States	(36,764)	(32,460)	(10,881)
Repatriation of foreign earnings	50,563	31,148	21,000
Malaysia tax holiday	(6,697)	(4,560)	(877)
Change in Finland tax rate	(2,518)	—	—
Adjustment of worldwide tax liabilities	(692)	(2,614)	968
Losses (with) without tax benefits	(24,689)	37,528	20,702
Other, net	(926)	424	1,886

	$35,068	$14,534	$(13,591)

Significant components of the Company’s deferred income taxes are as follows:

	December 31

	2004	2003

Current asset — operating and litigation accruals	$55,732	$28,802
Current liability — prepaid expenses	(2,241)	(2,646)
Non-current asset — employee benefit and litigation accruals	27,949	55,951
Non-current asset — operating loss carryforwards	92,309	106,399
Non-current liability — accelerated depreciation	(69,948)	(62,989)
Valuation allowance	(134,649)	(154,129)

Net deferred tax liability	$(30,848)	$(28,612)

Deferred income taxes are recorded in the Consolidated Balance Sheet in the following accounts:

	December 31

	2004	2003

Other non-current assets	$185	$588
Other current liabilities	—	(158)
Deferred income taxes — long-term liabilities	(31,033)	(29,042)

	$(30,848)	$(28,612)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $248.3 million of which $222.3 million are U.S. federal and state net operating losses and $26.0 million are foreign net operating losses. These carryforwards expire at various dates from 2005 through 2024 (approximately $25.6 million of foreign net operating loss carryforwards have an indefinite carryforward period). The U.S. federal net operating losses utilized in 2004 and 2003 were $39.8 million and $73.9 million, respectively.
Where the Company has determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance has been established. The valuation allowance pertains to the deferred tax assets resulting principally from the net operating loss carryforwards in the United States. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the related deferred tax assets.
The Company has not provided additional United States income taxes on approximately $329.2 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
to be reinvested by the subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.
In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This agreement, which expires in 2006, reduced income tax expense by $6.7 million, $4.6 million and $0.9 million for 2004, 2003, and 2002 respectively.
Income tax payments were $22.4 million, $4.6 million and $1.6 million in 2004, 2003 and 2002, respectively.
J. Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering all eligible employees. To be eligible for the plan, an employee must be a full-time associate for at least six months and at least 21 years of age. Company contributions are determined by the Board of Directors annually and are computed based upon participant compensation. The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan. Aggregate defined contribution plan expenses were $2.3 million, $2.6 million and $0.1 million in 2004, 2003 and 2002, respectively. Company contributions are directed by the employee into various investment options, including, without limitation, shares of the Company’s common stock. At December 31, 2004 and 2003, the plan had invested in 121,050 shares, or $3.9 million, and 159,712 shares, or $4.2 million, of the Company’s common stock, respectively, based on the market price of the common stock at those dates.
The Company has a non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business and a supplemental executive retirement plan (SERP) for the former chief executive officer that was executed as of January 1, 2004. The Company has other postretirement benefit plans (OPEB), primarily health care and life insurance for certain employees in the United States and at SCM. The measurement date used to determine both the pension and postretirement benefit measurements was October 31, 2004 and 2003. Components of plan obligations and assets at December 31 are as follows:

			Other Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Benefit obligation at beginning of year	$(14,056)	$(13,365)	$(4,133)	$(6,118)
Service cost	—	—	(61)	(169)
Interest cost	(1,200)	(867)	(251)	(324)
Participant contributions	—	—	(128)	(165)
Actuarial (loss) gain	(1,393)	(663)	(131)	(1,082)
Benefits paid	903	839	363	425
SERP obligation	(6,171)	—	—	—
Curtailment	—	—	—	3,300

Benefit obligation at end of year	(21,917)	(14,056)	(4,341)	(4,133)

Fair value of plan assets at beginning of year	9,428	8,777	—	—
Actual return on plan assets	854	1,465	—	—
Employer contributions	714	25	235	260
Participant contributions	—	—	128	165
Benefits paid	(903)	(839)	(363)	(425)

Fair value of plan assets at end of year	10,093	9,428	—	—

Benefit obligations in excess of plan assets	(11,824)	(4,628)	(4,341)	(4,133)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

			Other Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Unamortized:
Net (gain) loss	8,472	6,993	(248)	(452)
Post measurement date contributions	—	—	—	73
Prior service cost	5,314	—	381	421

Prepaid (accrued) benefit cost	$1,962	$2,365	$(4,208)	$(4,091)

Amounts recorded in the balance sheet consist of:
Other non-current liabilities	$(6,221)	$(4,628)	$(4,208)	$(4,091)
Accumulated other comprehensive income	8,183	6,993	—	—

Prepaid (accrued) benefit cost	$1,962	$2,365	$(4,208)	$(4,091)

The components of expense (income), net from benefit plans for the years ended December 31 2004, 2003 and 2002 are as follows:

	Pension Benefits

	2004	2003	2002

Service cost	$—	$—	$—
Interest cost	1,200	867	879
Amortization of unrecognized net loss	31	176	79
Expected return on plan assets	(854)	(1,033)	(1,123)
Amortization of unrecognized prior service cost	857	—	—
Amortization of unrecognized net transition asset	(117)	—	—

	$1,117	$10	$(165)

	Other Postretirement
	Benefits

	2004	2003	2002

Service cost	$61	$169	$288
Interest cost	251	324	466
Net amortization	40	(18)	15
Curtailment gain	—	(3,085)	—

	$352	$(2,610)	$769

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	2004	2003

Discount rate	6.00%	6.25%
Return on pension plan assets	8.75%	8.75%
Projected health care cost trend rate	13.00%	14.00%
Ultimate health care cost trend rate	6.00%	6.00%
Year ultimate health care trend rate is achieved	2011	2011
The Company employs a total return investment approach for the defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
considers the historical rates of return, the nature of investments and an expectation of future investment strategies.
The Company’s pension plan weighted-average asset allocations and target allocation by asset category are as follows:

	Target	December 31,
	Allocation
	2005	2004	2003

Equity securities	65%	72%	65%
Debt securities	35%	25%	35%
Other	—	3%	—

Total Assets	100%	100%	100%

The Company’s investment objective for defined benefit plan assets is to meet the plan’s benefit obligations, without undue exposure to risk. The investment strategy focuses on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. The Investment Committee oversees the investment allocation process, which includes the selection and evaluation of the investment manager, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance.
Expected contributions to the pension and OPEB plans for 2005 are $0.9 million and $0.2 million, respectively. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates. Expected benefit payments are as follows:

		Other
		Postretirement
Expected benefit payments	Pension	Benefits

2005	$823	$226
2006	834	215
2007	852	238
2008	922	230
2009	1,038	237
2010-2014	9,665	1,091
Assumed health care cost trend rates may have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease

2004 benefit cost	$51	$(40)
Recorded liability at December 31,2004	$542	$(440)
The Medicare Prescription Drug, Improvement and Modernization Act (“Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB 106-2 became effective for the Company as of July 1, 2004 and have been applied prospectively. The impact of the FASB 106-2 was not significant.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
K. Stockholders’ Equity
In 1996, the Company’s Board of Directors adopted a Stockholder Rights Agreement. Under this plan, rights were distributed as a dividend at the rate of one right for each share of common stock outstanding. The rights become exercisable if a person or group (acquiring person) acquires or attempts to acquire 15% or more of the shares of common stock outstanding. In the event that the rights become exercisable, each right (except for rights beneficially owned by the acquiring person, which become null and void) would initially entitle the holder to purchase a unit consisting of one one-hundredth (a “unit”) of a share of Series A Participating Preferred Stock at an initial purchase price of $160 per unit, subject to adjustment.
If a person or group acquires the threshold percentage of common stock, each right will then entitle the holder (except for rights beneficially owned by the acquiring person, which become null and void) to buy shares of common stock having a market value of twice the exercise price of the rights (e.g. $160). If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights (e.g. $160).
The rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.01 per right through November 14, 2006. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock. The rights expire on November 14, 2006.
L. Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and
		Losses, Net	Unrealized	Additional	Accumulated
	Foreign	on Cash Flow	Gain on	Minimum	Other
	Currency	Hedging	Available for —	Pension	Comprehensive
	Translation	Derivatives	Sale Securities	Liability	Income (Loss)

Balance at January 1, 2002	$(9,265)	$(1,019)	$1,243	$(5,331)	$(14,372)
Reclassification adjustments	—	1,019	(1,243)	—	(224)
Current period credit (charge)	53,596	1,294	—	(7,371)	47,519
Deferred taxes	—	(453)	—	1,588	1,135

Balance at December 31, 2002	44,331	841	—	(11,114)	34,058
Reclassification adjustments	(74,297)	(841)	—	2,484	(72,654)
Current period credit	47,369	10,291	—	1,624	59,284
Deferred taxes	—	(3,602)	—	—	(3,602)

Balance December 31, 2003	17,403	6,689	—	(7,006)	17,086
Reclassification adjustments	—	(6,689)	—	—	(6,689)
Current period credit (charge)	7,662	4,632	930	(1,177)	12,047
Deferred taxes	—	(1,157)	—	—	(1,157)

Balance December 31, 2004	$25,065	$3,475	$930	$(8,183)	$21,287

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
M. Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per share from continuing operations for the years ended December 31:

	2004	2003	2002

Income (loss) from continuing operations	$125,750	$(56,283)	$(110,733)
Weighted average shares outstanding — basic	28,470	28,354	28,039
Dilutive effect of stock options and restricted stock	152	—	—

Weighted average shares outstanding — assuming dilution	28,622	28,354	28,039

Basic income (loss) per common share from continuing operations	$4.42	$(1.99)	$(3.95)

Dilutive income (loss) per common share from continuing operations	$4.39	$(1.99)	$(3.95)

For 2004, 2003 and 2002, 0.3 million, 0.6 million and 1.9 million stock options and restricted stock, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
The following table sets forth the computation of basic and dilutive net income (loss) per common share for the years ended December 31:

	2004	2003	2002

Net income (loss)	$128,644	$83,664	$(208,756)
Weighted average shares outstanding	28,470	28,354	28,039
Dilutive effect of stock options and restricted stock	152	14	—

Weighted average shares outstanding — assuming dilution	28,622	28,368	28,039

Basic net income (loss) per common share	$4.52	$2.95	$(7.45)

Dilutive net income (loss) per common share	$4.49	$2.95	$(7.45)

For 2004, 2003 and 2002, 0.3 million, 0.6 million and 1.9 million stock options and restricted stock, respectively, that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.
N. Stock Plans
The Company’s 2002 Stock Incentive Plan authorizes the grant of options and restricted stock to employees and outside directors of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to management personnel of up to one and one-half percent of the total number of issued and outstanding shares of common stock of the Company on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of outstanding common stock. All options granted have 10-year terms. Options granted prior to 2003 vest and become fully exercisable at the end of the next fiscal year following the year of grant. Options granted during 2004 and 2003 vest over three years. The Company’s 1995 Non-Employee Directors’ Equity Compensation Plan has also authorized the grant of options to non-employee members of the Board of Directors for up to 250,000 shares of the Company’s common stock.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
A summary of the Company’s stock option activity follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,328,691	$33.82	1,596,561	$40.31	1,725,045	$37.53
Granted	355,000	31.37	322,409	18.18	54,700	62.83
Exercised	—	—	(27,910)	14.57	(183,184)	20.81
Cancelled	(50,500)	56.47	(562,369)	44.44	—	—

Outstanding at December 31	1,633,191	$32.58	1,328,691	$33.82	1,596,561	$40.31
Exercisable at end of year	1,074,858		1,006,282		1,541,861
Weighted-average fair value of options granted during the year		$14.17		$8.20		$36.68
The weighted-average remaining contractual life of options outstanding is approximately seven years.
The following summarizes stock options outstanding and exercisable at December 31, 2004:

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Shares	Life	Price	Shares	Price

Range of exercise prices:
$11.06-$16.59	72,266	0.5	$12.88	72,266	$12.88
$16.60-$24.90	403,610	7.4	$18.47	200,277	$18.72
$24.91-$37.37	732,503	7.0	$32.47	377,503	$33.51
$37.38-$56.07	287,312	5.2	$44.61	287,312	$44.61
$56.08-$66.45	137,500	7.2	$59.85	137,500	$59.85
During 2004, the Compensation Committee of the Board of Directors, acting under authority granted by the Board, extended by three months the term of all stock options that were scheduled to expire in November 2004. The options were originally granted in November 1994, were fully vested, and had a ten-year life. These options were held by three employees, including the Company’s former Chief Executive Officer who held options for 56,154 shares of the total 67,770 shares of common stock covered by the modified options. The modification resulted in compensation expense in 2004 of $1.2 million. The modification was made in light of the inability of employees and directors to exercise options during 2004 on account of nonpublic material information regarding the restatement of the Company’s consolidated financial statements and the inability of the Company to file periodic reports with the SEC, which resulted in the cessation of effectiveness of the SEC registration statement relating to the shares of common stock issuable upon exercise of stock options. As a result of those extraordinary circumstances, the Compensation Committee concluded that it was appropriate to extend the term of these options for three months. Ultimately, 65,154 of the modified options were exercised during 2005.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
O. Commitments and Contingencies
The Company has entered into raw material purchase contracts for primarily cobalt and nickel with various third parties in the normal course of business. The aggregate estimated future payments under these contracts are as follows:

2005	$518,000
2006	257,000
2007	201,000
2008	194,000
2009	40,000
2010	40,000

Total	$1,250,000

For 2005 through 2010, the amounts reflect estimated future payments based on committed tons of material per the applicable contract multiplied by the reference/market price of each metal. The price used in the computation is the average daily price for the last week of December 2004 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.
In November 2002, the Company received notice that shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the members of the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into a Stipulation and Agreement of Settlement (Agreement) dated June 6, 2005, which Agreement was preliminarily approved on June 24, 2005 by the U.S. District Court hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during the fourth quarter of 2003 related to these lawsuits. Of this amount, $8.5 million is anticipated to be paid by the issuance of common stock and the remainder in cash.
In November 2002, the Company also received notice that shareholder derivative lawsuits had been filed in the U.S. District Court for the Northern District of Ohio against the members of the Company’s Board of Directors and certain of its then executives. Derivative plaintiffs allege the directors and executives breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs seek a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors and executives to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings back to and including 1999. The Company has entered into an agreement in principle with the lead plaintiffs of the shareholder derivative lawsuits that outlines the general terms of the proposed settlement of these lawsuits subject to the satisfaction of various conditions and execution of a definitive agreement by the interested parties, including the individual defendants. The proposed settlement provides for the Company to issue 380,000 shares of its common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation, and also requires the Company to

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
implement various corporate governance changes. The Company recorded a charge to administrative expense of $2.0 million during the fourth quarter of 2003 and an additional charge to administrative expense of $7.5 million during the first quarter of 2004 related to these lawsuits.
At December 31, 2004 and 2003, the Company had an accrual of $92.0 million and $84.5 million, respectively, for the shareholder class action and shareholder derivative lawsuits in the aggregate. The settlements are anticipated to be paid $74.0 million in cash and $18.0 million in common stock. In April 2005, the Company paid $74.0 million into an escrow account in connection with settlement of the shareholder class action lawsuits. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. As of June 30, 2005, insurance proceeds of approximately $25 million have been received, representing both reimbursement of legal expenses in 2003, 2004 and 2005 related to the lawsuits (approximately $17 million total), as well as reimbursement of a portion of the settlement amount paid by the Company during 2005 (approximately $8 million). Potential remaining insurance proceeds of up to approximately $19 million are expected to be available and will be recognized when received.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters.
A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2004 and 2003, the Company has recorded environmental reserves of $9.5 million and $14.2 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in St. George, Utah, Newark, New Jersey, and Vasset, France. The Company has recorded $4.8 million in other current liabilities and $4.7 million in other long-term liabilities as of December 31, 2004.
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
P. Lease Obligations
The Company rents office space and equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $4.9 million in 2004, $6.7 million in 2003 and $5.2 million in 2002.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Future minimum payments under noncancellable operating leases at December 31, 2004 are as follows:

Year Ending December 31

2005	$4,344
2006	3,380
2007	3,184
2008	2,807
2009	2,602
2010 and thereafter	4,489

Total minimum lease payments	$20,806

Q. Investment and Other Income, Net

	2004	2003	2002

Equity income from investment	$4,479	$1,066	$474
Interest income from joint venture partner	849	6,895	—
Gain on sale of businesses	—	4,609	1,213
Other, net	708	(178)	(71)

Total	$6,036	$12,392	$1,616

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
R. Subsequent Event
On January 11, 2005, James P. Mooney’s employment with the Company was terminated and he ceased to be Chief Executive Officer. During the first quarter of 2005, the Company recorded a charge of $8.7 million related to his termination, in accordance with Mr. Mooney’s employment agreement and a supplemental executive retirement plan. Such amount includes termination benefits based on salary, estimated bonus (as calculated per the provisions in the agreement) and certain benefits to be paid over the remaining term of the agreement, as well as the actuarially-determined present value of amounts to be paid under a supplemental executive retirement plan. The Company is examining its alternatives for recovery against Mr. Mooney, including claims for disgorgement under the Sarbanes-Oxley Act of 2002. Any such claims would be recognized when settled.
S. Reportable Segments and Geographic Information
Effective January 1, 2003, the Company operates in two business segments — Cobalt and Nickel. The Cobalt segment includes products manufactured using cobalt and other metals including copper, zinc, manganese, and calcium. The Nickel segment includes nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders,

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
cathodes and briquettes. Corporate is comprised of general and administrative expense and interest expense not allocated to the segments.
One customer represented approximately 13% and 12% of net sales in 2003 and 2002, respectively.
The accounting policies of the segments are the same as the policies described under “Significant Accounting Policies” in Note A above. Intersegment sales are accounted for at the same prices as if the sales were made to third parties.
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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
These segments correspond to management’s approach to aggregating products and business units, making operating decisions and assessing performance. The following table reflects the results of the segments.

	2004	2003	2002

Business Segment Information
Net Sales
Cobalt	$643,089	$379,890	$354,042
Nickel	781,778	567,897	428,336
Intercompany sales between segments:
Cobalt	(2,688)	(4,039)	(4,057)
Nickel	(74,841)	(31,603)	(39,393)

	$1,347,338	$912,145	$738,928

Income (loss) from operations
Cobalt(a)	$146,898	$55,036	$(40,776)
Nickel(b)	109,049	58,263	22,701
Corporate(c)	(54,575)	(130,325)	(69,873)

	201,372	(17,026)	(87,948)

Interest expense	(39,838)	(41,052)	(39,690)
Foreign exchange gain/(loss)	(5,310)	3,023	(6,517)
Investment and other income, net	6,036	12,392	1,616

	(39,112)	(25,637)	(44,591)

Income/(loss) from continuing operations before income taxes and minority interests	$162,260	$(42,663)	$(132,539)

Total assets
Cobalt	$741,432	$647,615
Nickel	571,324	539,008
Corporate	21,945	24,815

	$1,334,701	$1,211,438

Expenditures for property, plant & equipment
Cobalt	$9,046	$5,713	$23,378
Nickel	9,371	5,197	37,856
Corporate	—	—	276

	$18,417	$10,910	$61,510

Depreciation and amortization
Cobalt	$32,414	$35,458	$33,536
Nickel	15,940	18,674	16,376
Corporate	2,600	2,310	219

	$50,954	$56,442	$50,131

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Following is a summary of goodwill by segment at December 31, 2004 and 2003:

	Carrying Amount of Goodwill

	Cobalt	Nickel	Consolidated

Balance at January 1, 2003	$110,186	$64,713	$174,899
Foreign currency translation	3,779	—	3,779

Balance at December 31, 2003	$113,965	$64,713	$178,678
Foreign currency translation	3,193	—	3,193

Balance at December 31, 2004	$117,158	$64,713	$181,871

		Property, Plant
		and
	Net Sales(d)	Equipment, net

Geographic Region Information
2004
Finland	$831,734	$205,101
United States	175,830	32,151
Japan	265,301	110
Other	74,473	56,155
Democratic Republic of the Congo	—	96,295

	$1,347,338	$389,812

2003
Finland	$608,007	$218,957
United States	136,814	33,489
Japan	105,989	141
Other	61,335	52,789
Democratic Republic of the Congo	—	105,984

	$912,145	$411,360

2002
Finland	$484,896
United States	145,437
Japan	48,057
Other	60,538

	$738,928

(a)	Cobalt segment operating profit (loss) in 2003 and 2002 includes restructuring charges of $9.6 million and $39.1 million, respectively.

(b)	Nickel segment operating profit in 2003 and 2002 includes restructuring charges of $4.1 million and $6.4 million, respectively.

(c)	Corporate expenses in 2004 and 2003 include a charge of $7.5 million and $84.5 million, respectively, related to the shareholder lawsuits. 2003 also includes restructuring charges of $6.3 million. 2002 includes restructuring charges of $37.0 million.

(d)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.
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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The Company’s foreign subsidiaries are not guarantors of these Notes. The Company as presented below represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	December 31, 2004

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data
Current assets:
Cash and cash equivalents	$8,533	$1,197	$17,049	—	$26,779
Accounts receivable	496,692	79,383	531,902	$(946,631)	161,346
Inventories	—	58,450	357,067	—	415,517
Other assets	—	6,291	78,926	—	85,217

Total current assets	505,225	145,321	984,944	(946,631)	688,859
Property, plant and equipment — net	—	35,542	354,270	—	389,812
Goodwill	75,830	68,908	37,133	—	181,871
Intercompany receivables	334,598	—	935,132	(1,269,730)	—
Investment in subsidiaries	92,347	—	2,160,526	(2,252,873)	—
Other assets	11,120	12,166	50,873	—	74,159

Total assets	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

Current liabilities:
Current portion of long-term debt	—	—	$5,750	—	$5,750
Long-term debt in default	$400,000	—	—	—	400,000
Accounts payable	100	$76,262	571,394	$(515,444)	132,312
Other accrued expenses	97,671	18,811	47,252	—	163,734

Total current liabilities	497,771	95,073	624,396	(515,444)	701,796
Long-term debt	7,433	—	17,250	—	24,683
Deferred income taxes	—	—	31,033	—	31,033
Other long-term liabilities and minority interest	26,884	14,157	49,116	—	90,157
Intercompany payables	—	497,038	1,189,735	(1,686,773)	—
Stockholder’s equity	487,032	(344,331)	2,611,348	(2,267,017)	487,032

Total liabilities & stockholder’s equity	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2004

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement
Net sales	—	$217,458	$1,684,273	$(554,393)	$1,347,338
Cost of products sold	—	160,036	1,411,248	(554,393)	1,016,891

	—	57,422	273,025	—	330,447
Selling, general and administrative expenses	—	74,665	54,410	—	129,075

Income (loss) from operations	—	(17,243)	218,615	—	201,372
Interest expense	$(37,835)	(6,021)	(56,130)	60,148	(39,838)
Investment and other income, net	7,271	690	58,223	(60,148)	6,036
Foreign exchange gain (loss)	(375)	49	(4,984)	—	(5,310)

Income (loss) before income taxes and minority interest	(30,939)	(22,525)	215,724	—	162,260
Income tax expense	—	—	35,068	—	35,068
Minority interest gains	—	—	1,442	—	1,442

Income (loss) from continuing operations	(30,939)	(22,525)	179,214	—	125,750
Income from discontinued operations, net of tax	1,019	1,875	—	—	2,894

Net income (loss)	$(29,920)	$(20,650)	$179,214	$—	$128,644

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2004

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided by (used in) operating activities	$6,409	$(302)	$(10,064)	$—	$(3,957)
Investing activities:
Expenditures for property plant and equipment — net	—	(3,054)	(15,363)	—	(18,417)
Acquisition of businesses	(6,715)	—	—	—	(6,715)

Net cash used in investing activities	(6,715)	(3,054)	(15,363)	—	(25,132)
Financing activities:
Long-term borrowings	—	—	23,000	—	23,000
Payments of long-term debt	—	—	(22,919)	—	(22,919)

Net cash provided by financing activities	—	—	81	—	81
Effect of exchange rate changes on cash and cash equivalents	—	—	1,068	—	1,068

Decrease in cash and cash equivalents	(306)	(3,356)	(24,278)	—	(27,940)
Cash and cash equivalents at beginning of the year	8,839	4,553	41,327	—	54,719

Cash and cash equivalents at end of the year	$8,533	$1,197	$17,049	$—	$26,779

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data
Current assets:
Cash and cash equivalents	$8,839	$4,553	$41,327	—	$54,719
Accounts receivable	424,455	45,979	511,343	$(845,077)	136,700
Inventories	—	33,151	236,050	—	269,201
Other assets	166	4,712	60,191	—	65,069

Total current assets	433,460	88,395	848,911	(845,077)	525,689
Property, plant and equipment — net	—	37,606	373,754	—	411,360
Goodwill	75,830	68,908	33,940	—	178,678
Intercompany receivables	287,620	—	1,027,343	(1,314,963)	—
Investment in subsidiaries	55,124	—	2,160,526	(2,215,650)	—
Other assets	11,711	9,804	74,196	—	95,711

Total assets	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

Current liabilities:
Accounts payable	$(5,290)	$76,677	$571,427	$(506,624)	$136,190
Other accrued expenses	14,513	28,303	66,120		108,936

Total current liabilities	9,223	104,980	637,547	(506,624)	245,126
Long-term debt	407,547	—	22,919	—	430,466
Deferred income taxes	5,265	—	23,777	—	29,042
Other long-term liabilities and minority interest	91,258	15,415	49,679	—	156,352
Intercompany payables	—	419,566	1,220,445	(1,640,011)	—
Stockholder’s equity	350,452	(335,248)	2,564,303	(2,229,055)	350,452

Total liabilities & stockholder’s equity	$863,745	$204,713	$4,518,670	$(4,375,690)	$1,211,438

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement
Net sales	—	$166,462	$1,008,933	$(263,250)	$912,145
Cost of products sold	—	128,806	866,592	(263,250)	732,148

	—	37,656	142,341	—	179,997
Selling, general and administrative expenses	—	159,338	37,685	—	197,023

Income (loss) from operations	—	(121,682)	104,656	—	(17,026)
Interest expense	$(69,116)	(12,031)	(31,214)	71,309	(41,052)
Investment and other income, net	14,202	6,268	63,231	(71,309)	12,392
Foreign exchange gain (loss)	(4,236)	194	7,065	—	3,023

Income (loss) before income taxes and minority interest	(59,150)	(127,251)	143,738	—	(42,663)
Income tax expense	—	—	14,534	—	14,534
Minority interest losses	—	—	(914)	—	(914)

Income (loss) from continuing operations	(59,150)	(127,251)	130,118	—	(56,283)
Income (loss) from discontinued operations, net of tax	120,042	(47,155)	67,060	—	139,947

Net income (loss)	$60,892	$(174,406)	$197,178	$—	$83,664

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided by (used in) operating activities	$(57,964)	$7,919	$78,310	$—	$28,265
Investing activities:
Expenditures for property plant and equipment — net	—	(5,074)	(5,836)	—	(10,910)
Acquisition of businesses	(11,151)	—	—	—	(11,151)
Proceeds from sale of businesses	871,281	—	—	—	871,281

Net cash provided by (used in) investing activities	860,130	(5,074)	(5,836)	—	849,220
Financing activities:
Long-term borrowings	—	—	22,919	—	22,919
Payments of long-term debt	(794,400)	—	—	—	(794,400)
Proceeds from exercise of stock options	406	—	—	—	406
Net cash provided by (used in) financing activities	(793,994)	—	22,919	—	(771,075)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,238	—	6,238

Cash provided by continuing operations	8,172	2,845	101,631	—	112,648
Cash used in discontinuing operations	—	—	(70,399)	—	(70,399)

Increase in cash and cash equivalents	8,172	2,845	31,232	—	42,249
Cash and cash equivalents at beginning of the year	667	1,708	10,095	—	12,470

Cash and cash equivalents at end of the year	$8,839	$4,553	$41,327	$—	$54,719

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data
Net sales	$—	$163,746	$783,979	$(208,797)	$738,928
Cost of products sold	—	133,226	766,425	(208,797)	690,854

	—	30,520	17,554	—	48,074
Selling, general and administrative expense	—	102,222	33,800	—	136,022

Loss from operations	—	(71,702)	(16,246)	—	(87,948)
Interest expense	$(77,964)	(13,273)	(15,781)	67,328	(39,690)
Investment and other income, net	15,910	527	52,507	(67,328)	1,616
Foreign exchange gain (loss)	819	4	(7,340)	—	(6,517)

Income (loss) before income taxes and minority interest	(61,235)	(84,444)	13,140	—	(132,539)
Income tax benefit	—	—	(13,591)	—	(13,591)
Minority interest losses	—	—	(8,215)	—	(8,215)

Income (loss) from continuing operations	(61,235)	(84,444)	34,946	—	(110,733)
Income (loss) from discontinued operations, net of tax	(14,073)	37,667	(121,617)	—	(98,023)

Net loss	$(75,308)	$(46,777)	$(86,671)	$—	$(208,756)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2002

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided by (used in) operating activities	$(78,949)	$7,452	$70,896	$—	$(601)
Investing activities:
Expenditures for property plant and equipment — net	—	(6,151)	(55,359)	—	(61,510)
Acquisitions of businesses	(13,275)	—	—	—	(13,275)
Proceeds from sale of businesses	4,000	—	—	—	4,000
Investments in nonconsolidated joint ventures	(3,566)	—	—	—	(3,566)

Net cash used in investing activities	(12,841)	(6,151)	(55,359)	—	(74,351)
Financing activities:
Long-term borrowings	99,910	—	—	—	99,910
Payments of long-term debt	(226,205)	—	—	—	(226,205)
Proceeds from exercise of stock options	3,808	—	—	—	3,808
Proceeds from sale of common shares	226,205	—	—	—	226,205
Dividend payments	(11,899)	—	—	—	(11,899)

Net cash provided by financing activities	91,819	—	—	—	91,819
Effect of exchange rate changes on cash and cash equivalents	—	—	1,092	—	1,092

Cash provided by continuing operations	29	1,301	16,629	—	17,959
Cash used in discontinuing operations	—	(1,241)	(23,805)	—	(25,046)

Increase (decrease) in cash and cash equivalents	29	60	(7,176)	—	(7,087)
Cash and cash equivalents at beginning of the year	638	1,648	17,271	—	19,557

Cash and cash equivalents at end of the year	$667	$1,708	$10,095	$—	$12,470

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

U.	Quarterly Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

2004
Net sales	$366,630	$313,738	$311,902	$355,068	$1,347,338
Gross profit	112,668	69,980	77,296	70,503	330,447
Income from continuing operations	48,275	17,658	29,790	30,027	125,750
Net income	48,275	17,658	29,790	32,921	128,644
Basic net income per common share:
Income from continuing operations	$1.70	$0.62	$1.05	$1.05	$4.42
Net income	$1.70	$0.62	$1.05	$1.16	$4.52
Diluted net income per common share
Income from continuing operations	$1.69	$0.62	$1.04	$1.05	$4.39
Net income	$1.69	$0.62	$1.04	$1.15	$4.49
Market price:
High-low	$35.20-$26.16	$33.04-$24.25	$36.56-$27.30	$37.38-$29.58
Dividends paid per share	$—	$—	$—	$—

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

2003
Net sales	$214,456	$200,814	$238,506	$258,369	$912,145
Gross profit	33,012	35,676	50,909	60,400	179,997
Income (loss) from continuing operations	1,802	3,974	7,260	(69,319)	(56,283)
Net income (loss)	(2,969)	2,959	154,816	(71,142)	83,664
Basic net income per common share:
Income (loss) from continuing operations	$0.06	$0.14	$0.26	$(2.44)	$(1.99)
Net income (loss)	$0.06	$0.14	$5.46	$(2.51)	$2.95
Diluted net income per common share:
Income (loss) from continuing operations	$(0.10)	$0.10	$0.26	$(2.44)	$(1.99)
Net income (loss)	$(0.10)	$0.10	$5.46	$(2.51)	$2.95
Market price:
High-low	$9.90-$6.27	$16.83-$9.16	$15.73-$12.00	$26.55-$14.85
Dividends paid per share	$—	$—	$—	$—
In the first quarter of 2004, the Company recorded a charge of $7.5 million related to the shareholder lawsuits (see Note O).

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
In the fourth quarter of 2004, the effective income tax rate for the full year 2004 was adjusted to 21.9% from 26.8%. This adjustment relates to discreet items in the fourth quarter and reduced income tax expense by approximately $7.6 million.
In the fourth quarter of 2003, the Company recorded a charge of $84.5 million related to the shareholder lawsuits (see Note O).
During 2003, the Company recorded restructuring/(adjustments to previous) charges as follows: first quarter — $3.8 million; second quarter — $1.4 million; third quarter — $15.7 million; and fourth quarter — ($0.9 million). The adjustments in the fourth quarter relate to charges recorded earlier in 2003 ($0.7 million) and in 2002 ($0.2 million).
In addition, during the third quarter of 2003 the Company also recorded charges of $2.2 million related to vesting of executive compensation awards related to the sale of PMG.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the chief executive officer, the former interim chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
The Company’s audit committee of the board of directors conducted an independent investigation commencing in December 2003 that ultimately concluded that previously issued financial statements contained material errors. The investigation and subsequent audit of restated financial statements included in the 2003 Form 10-K identified significant internal control weaknesses and deficiencies that existed in prior periods and were not corrected as of December 31, 2004.
In August 2005, the Company received an material weakness letter from its independent registered public accounting firm indicating the Company maintained inadequate controls over the financial statement close process. These control deficiencies, which relate primarily to the Americas operating location, resulted in errors in the depreciation of fixed assets, amortization of intangible assets, deferral of costs, valuation of inventory, recording of accruals, revenue recognition, classification of certain assets and liabilities and elimination of intercompany profit in inventory. These errors resulted in adjustments to such accounts. When aggregated, these control deficiencies constitute a material weakness over the financial statement close process. Further, the Company maintained inadequate controls over the recording of income tax contingency reserves and deferred income tax assets, liabilities and the related valuation allowance. These control deficiencies resulted in adjustments to such accounts.
As a result of the above weaknesses, the potential for material misstatement of the consolidated financial statements existed as of December 31, 2004.
Based on their evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management of the Company is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In making this assessment, management is required to use suitable criteria such as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. The Company has been working to implement a framework under the applicable criteria to enable management to complete its assessment of the Company’s internal control over financial reporting. However, due to the time and effort that the Company’s internal financial personnel were required to devote to the financial statement restatement process, the necessary framework was not in place to allow management to assess and report on the Company’s internal control over financial reporting as of December 31, 2004. Notwithstanding the absence of this necessary framework, based upon the material weaknesses identified, as described above, management of the Company has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based upon the criteria described in the COSO “Internal Control -Integrated Framework.”
Because the Company was not able to complete the documentation and testing of its internal controls over financial reporting, its independent registered public accounting firm, Ernst & Young LLP, has disclaimed an opinion on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting. A copy of Ernst & Young LLP’s report on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 is set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Ernst & Young LLP has issued an unqualified opinion on the Company’s consolidated financial statements for 2004, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Controls
As a result of the issues underlying the investigation referenced above, and as part of the Company’s continuing activities pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, the Company has made many changes that improve its internal control environment. Changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are summarized below:
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
The Company has implemented improved internal controls and efficiencies with respect to its monthly, quarterly and year-end financial statement close processes. Two key controls implemented are as follows: (1) formal quarterly meetings among the chief executive officer, chief financial officer, group vice presidents, corporate controller and group controllers are held to discuss all significant and/or judgmental issues, facts and circumstances as well as accounting treatment of each issue, and a summary of the issues and conclusions is then shared with the chairman of the audit committee and the Company’s independent registered public accounting firm; and (2) the group vice presidents and corporate and group controllers sign an internal representation letter each quarter regarding their respective results, which cascade up to the chief executive officer and chief financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.
The Company has made improvements to its consolidation process, including enhanced operating unit reporting, improved chart of accounts, better use of the system for financial analysis, budget to actual variance analysis, tighter system security and placing responsibility with the operating unit controllers to reconcile intercompany accounts. With these changes in place, more tools are available for management’s financial analysis.
A formal monthly financial calendar is in place and communicated to the operating unit controllers to establish responsibilities and due dates. The goal is a more consistent, timely closing process at the operating units, which will allow more time for analysis by the group controllers and corporate accounting.
The Company has developed revised monthly management reporting to communicate more timely and relevant financial information to the entire management group (including operating units). The Company has made many improvements in this area during the last half of 2004 and first half of 2005, including continually challenging the specific content included in the report based on input from users, as well as involving unit controllers in validating the information provided.

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
The people, process and technology enhancements outlined above significantly overlap with continuing activities pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act. During the fourth quarter of 2003, the Company engaged external assistance to work with management to identify internal control deficiencies and suggest remediation. Through the fourth quarter of 2004, the Company has spent approximately $2 million on this external assistance. Although this process is not completed, it has resulted in more formalized, company-wide financial policies and procedures to standardize and improve processes and controls; improved procedures related to reconciliation of key accounts; improved segregation of duties; enhanced oversight and review by management; and access restrictions to critical systems.
By implementing the above actions, the Company believes that issues raised by the audit committee investigation and in the material weakness letter received from the independent registered public accounting firm have been or are in the process of being remediated.
Item 9B. Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.
Joseph M. Scaminace — 52

•	Chairman, August 2005
•	Chief Executive Officer, June 2005
•	President, Chief Operating Officer and Board Member, The Sherwin-Williams Company 1999-2005
R. Louis Schneeberger — 50

•	Chief Financial Officer, February 2004
•	Chairman, Royal Appliance, 1995-2003
•	Chief Financial Officer and Board Member, Olympic Steel, 1987-2000
Marcus P. Bak — 42

•	Vice President and General Manager, Nickel Group, January 2003
•	President, OMG Harjavalta Nickel Oy, October 2002 — January 2003
•	Vice President and General Manager, OMG Powdered Metals, January 2000 — October 2002
•	Vice President-Operations, OMG Americas, December 1997 — January 2000
Stephen D. Dunmead — 42

•	Vice President and General Manager, Cobalt Group, August 2003
•	Corporate Vice President of Technology, 2000 — August 2003
•	Director of Research & Development, OMG Americas, 1998 — 2000
Directors
Leo J. Daley, age 59, has been a director of the Company since May 2005. Mr. Daley retired from Air Products and Chemicals, Inc. in 2003 after 23 years at that company. For the last four years at the Company, Mr. Daley was vice president, finance and chief financial officer. Mr. Daley has served on a number of civic and non-profit boards, including the board of directors of Penn State University’s Smeal College. Mr. Daley received a B.S. degree in Accounting from Penn State University and M.B.A. in Finance from Widener University. Mr. Daley’s term will expire at the next annual meeting of stockholders.
James P. Mooney, age 57, has been a director of the Company since 1991. From 1991 to January 2005, Mr. Mooney was Chief Executive Officer of the Company. From 1991 to 1994, Mr. Mooney also was President of the Company and from 1991 to August 2004, he also was Chairman of the Board. From 1979 to 1991, Mr. Mooney was President and Chief Executive Officer of Mooney Chemicals, Inc. Mr. Mooney is a member of the Board of Trustees of The Cleveland Clinic Foundation. Mr. Mooney received a B. A. degree in history from Quincy University. Mr. Mooney’s term will expire at the next annual meeting of stockholders.
Katharine L. Plourde, age 53, has been a director of the Company since 2002. Ms. Plourde was a Principal and analyst at the investment banking firm of Donaldson, Lufkin & Jenrette, Inc., New York, New York, until November 1997. Since that time she has engaged in private investing. Ms. Plourde is a director of Pall Corporation and serves as a director of a private corporation. Ms. Plourde received a B.A. degree in English Literature from Barnard College at Columbia University and M.B.A. in Finance from Fordham University. Ms. Plourde’s term will expire at the next annual meeting of stockholders.
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

Mr. Reidy is a graduate of Leadership Cleveland, and he currently serves on the boards of several nonprofit organizations including Cleveland Clinic Western Region, Cleveland Initiative for Education and Gateway Economic Development Corporation. Mr. Reidy’s term will expire at the next annual meeting of stockholders.
Joseph M. Scaminace, age 52, has been a director and Chief Executive Officer of the Company since June 2005. He has been Chairman of the Board since August 2005. Mr. Scaminace was the president, chief operating officer and a board member of The Sherwin-Williams Company since 1999. Mr. Scaminace received a B.S. degree in Economics from University of Dayton and received his M.B.A. from Weatherhead School of Management at Case Western Reserve University. Mr. Scaminace currently is a member of several boards of directors, including Parker Hannifin Corporation, the Boler Company and The Cleveland Clinic Foundation. Mr. Scaminace’s term will expire at the next annual meeting of stockholders.
Audit Committee and Financial Experts
The Board has a separately designated standing Audit Committee. The members of the Audit Committee are, Mr. Daley, Ms. Plourde and Mr. Reidy, with Mr. Reidy serving as the Committee Chairman. Each member of the Audit Committee is “independent” as required under Section 301 of the Sarbanes-Oxley Act of 2002, as well as under the standards contained in Section 303A of the NYSE listing standards. The Board has determined that each of Mr. Reidy and Mr. Daley qualify as an audit committee “financial expert” as defined in Section 407 of the Sarbanes-Oxley Act and the applicable SEC rules.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.
Based solely upon a review of Forms 3 and 4 (including amendments to such forms) furnished to the Company during 2004 and Forms 5 furnished with respect to 2004, no director, officer or beneficial owner of more than 10% of the Company’s outstanding common stock failed to file on a timely basis during 2004 or prior fiscal years any reports required by Section 16(a), except that Messrs. Bak, Dunmead and Schneeberger each made one late filing reporting one stock option grant.
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
NYSE Certification
On November 30, 2004, James P. Mooney, the chief executive officer at such date, certified that as of such date he was not aware of any violations by the Company of the corporate governance listing standards of the New York Stock Exchange. This certification has been delivered to the New York Stock Exchange.

Item 11. Executive Compensation
Executive Compensation
The following table sets forth all compensation earned and awarded to the Company’s chief executive officer and the Company’s next four most highly compensated executive officers for services rendered during 2004, 2003 and 2002, as applicable.
Summary Compensation Table

					Long-Term Compensation

					Awards		Payouts

						Securities
		Annual Compensation				Underlying
					Restricted	Stock
				Other Annual	Stock	Options	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Awards(3)	(Shares)	Payouts	Compensation(4)

James P. Mooney	2004	$1,140,000	—	$87,060	—	—	—	$350,456
Chairman & CEO(5)	2003	1,140,000	$570,000	86,145	$570,000	—	—	179,456
	2002	1,140,000	—	68,323	—	30,000	—	12,950
R. Louis Schneeberger	2004	311,863	210,000	—	—	45,000	—	46,779
CFO(5)
Marcus P. Bak	2004	325,000	162,500	—	—	30,000	—	72,833
Vice President and	2003	243,008	120,000	—	—	30,000	—	36,645
General Manager — Nickel(5)
Stephen D. Dunmead	2004	330,000	150,000	—	—	30,000	—	65,250
Vice President and	2003	189,827	105,000	—	—	30,000	—	28,474
General Manager — Cobalt(5)
Thomas R. Miklich	2004	197,917	—	—	—	—	—	—
Former CFO(5)	2003	475,000	—	—	—	—	—	2,523,750
	2002	316,667	156,000	106,254	1,860,600	21,000	—	107,840

(1)	Amount awarded to the named executive officer under the Company’s bonus program for key executives and middle management.

(2)	For 2004 and 2003, the amounts in this column reflect Mr. Mooney’s personal use of the Company’s aircraft of $50,060 and $49,426, respectively and a tax gross-up related to Mr. Mooney’s personal use of the Company aircraft of $37,000 and $36,719, respectively. For 2002, the amounts in this column reflect Mr. Mooney’s personal use of the Company’s aircraft and a tax gross-up related to an inducement payment made to Mr. Miklich in connection with entering into his employment agreement.

(3)	For 2003, the Company awarded Mr. Mooney 21,789 shares of restricted stock. The dollar amount shown for Mr. Mooney equals the 21,789 shares granted multiplied by the stock price on the grant date ($26.16). Mr. Mooney’s restricted stock vested on January 11, 2005, the date upon which he ceased to be employed by the Company. For 2002, pursuant to Mr. Miklich’s employment agreement with the Company, the Company awarded him 28,000 shares of restricted stock in connection with the commencement of his employment. The dollar amount shown for Mr. Miklich equals the 28,000 shares granted multiplied by the stock price on the grant date ($66.45). All of Mr. Miklich’s restricted stock vested on July 31, 2003. As of December 31, 2004, Mr. Mooney held 21,789 shares of restricted stock with a value of $683,511.

(4)	For 2004, this column includes amounts contributed under the Company’s qualified Profit-sharing Plan (Mr. Mooney — $30,750; Mr. Schneeberger — $30,750; Mr. Bak — $30,750; and Mr. Dunmead — $30,750), amounts accrued under the OM Group, Inc. Benefit Restoration Plan (Mr. Mooney — $311,250; Mr. Schneeberger — $16,029; Mr. Bak — $41,889; and Mr. Dunmead — $34,500) and the insurance premiums paid by the Company with respect to supplemental life insurance (Mr. Mooney — $8,456 and Mr. Bak — $194).

(5)	Mr. Schneeberger joined the Company as an executive officer of the Company on February 17, 2004. Mr. Bak and Mr. Dunmead became executive officers of the Company on October 23, 2003. Mr. Miklich joined the Company as an executive officer of the Company on May 1, 2002 and ceased to be employed by the Company effective April 30, 2004. Mr. Mooney ceased to be employed by the Company effective January 11, 2005.

The following table sets forth additional information concerning grants of stock options made during 2004 to the named executive officers pursuant to the Company’s 1998 Long-Term Incentive Compensation Plan. Messrs. Schneeberger’s, Dunmead’s and Bak’s stock options have a 10-year term and become exercisable in equal annual increments over the first three years following the grant. The option price for these stock options is the closing sale price of the Company’s common stock on the date of grant. No stock appreciation rights were granted in 2004.
Option Grants in 2004

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of				Annual Rates of Stock
	Securities	Percentage of Total			Appreciation for
	Underlying	Options Granted			Option Term
	Options	to Employees in	Exercise or	Expiration
Name	Granted	2004	Base Price	Date	5%	10%

James P. Mooney	—	—	—	—	—	—
R. Louis Schneeberger	45,000	13%	$31.38	11/8/2014	$885,137	$2,243,149
Marcus P. Bak	30,000	9%	$31.38	11/8/2014	592,041	1,500,349
Stephen D. Dunmead	30,000	9%	$31.38	11/8/2014	592,041	1,500,349
Thomas R. Miklich	—	—	—	—	—	—
Aggregated Option Exercises During 2004 and
Fiscal Year-End Option Value

			Number of Securities			Value of Unexercised
			Underlying Unexercised			In-the-Money Options at
	Shares		Options at 12/31/04			12/31/04(1)
	Acquired on	Value
Name	Exercised	Realized	Exercisable		Unexercisable	Exercisable	Unexercisable

James P. Mooney	—	—	532,554	(2)	—	$2,137,001	—
R. Louis Schneeberger	—	—	—		45,000	—	$60,750
Marcus P. Bak	—	—	43,440		50,000	158,905	315,200
Stephen D. Dunmead	—	—	16,000		50,000	142,000	315,200
Thomas R. Miklich	—	—	—		—	—	—

(1)	An option is considered in-the-money when the fair market value of the shares is greater than the exercise price of the option.

(2)	Includes 392,554 shares subject to stock options that were transferred in accordance with the terms of the Company’s 1998 Long-Term Incentive Compensation Plan to a limited partnership in which Mr. Mooney is the general partner. As of June 30, 2005, all of Mr. Mooney’s exercisable options had terminated or been exercised.
Compensation of Directors
Directors who also are executive officers of the Company receive no additional compensation for serving as directors. Outside directors receive an annual director’s fee of $100,000. The Chair of the Audit Committee receives an additional annual payment of $20,000, and the Chairs of the Compensation Committee and the Nominating and Governance Committee each receives an additional annual payment of $10,000. Any non-executive Chairman of the Board of Directors receives an additional annual payment of $75,000. During 2005, all of these fees are expected to be paid in cash. In future years, it is intended that a substantial portion of the outside directors’ annual fee will be paid in equity of the Company.
Employment and Separation Agreements
On February 16, 2004, the Company entered into an employment agreement with Mr. Schneeberger that provides for Mr. Schneeberger’s employment as the Chief Financial Officer for an initial term of one year with renewal for successive two-year periods. Under the terms of the agreement, Mr. Schneeberger receives a base annual salary of $350,000 that may be increased at the discretion of the Board and is eligible for an annual bonus of up to 60% of his base salary. Mr. Schneeberger is also eligible to participate in OMG’s long-term incentive compensation plans. The employment agreement also contains a two-year noncompete provision for the continental United States and a two-year nonsolicitation provision.
If the Company terminates Mr. Schneeberger without cause, Mr. Schneeberger is entitled to receive his annual salary through the term of the agreement, and any options that would become exercisable within twelve months of termination will vest and become exercisable upon termination. Mr. Schneeberger will also receive his prorated earned bonus for the year of termination.
The Company has entered into change in control agreements with Messrs. Scaminace, Schneeberger, Bak and Dunmead. The purpose of these agreements is to reinforce and encourage each officer’s continued attention and dedication to the Company and to avoid the distraction caused by solicitations by other employers and the uncertainty arising from the possibility of a change in control of the Company.
Each change in control agreement provides that in the event a change in control of the Company occurs during the term of the agreement and the executive’s employment is terminated either by the executive for good reason or by the Company without cause, as those terms are defined in the respective agreement, then the executive shall be entitled to receive certain severance payments, including: his full base salary through the date of termination; his bonus for the last completed fiscal year and the pro rated target bonus for the year of termination; a lump sum payment equal to a multiple (three times for Mr. Scaminace and two times for Messrs. Schneeberger, Bak and Dunmead) of base salary, incentive compensation and specified benefits; a cash payment equal to any unvested interest in any of the Company’s nonqualified retirement plans or tax-qualified pension plans; a lump sum payment for the cancellation of all stock options held by the executive in an amount equal to the aggregate spread between the option exercise prices and the greater of (i) the highest price per share paid in connection with the change in control and (ii) the mean high and low trading prices of the Company stock on the NYSE on the date of termination; and immediate vesting and redemption of all unvested restricted stock at the greater of the measures described above to determine the stock option payment. The agreements also contain a one-year noncompete provision and confidentiality and nondisparagement clauses.
James P. Mooney was employed by the Company until January 2005 when his employment was terminated and he ceased to be Chief Executive Officer. Mr. Mooney’s employment agreement describes the benefits that he is entitled to receive post-employment. The agreement provides that, if terminated for cause, Mr. Mooney is entitled to receive his accrued compensation up to the time of termination. If terminated without cause, Mr. Mooney is entitled to receive his annual monthly salary, a bonus as calculated below, and benefits for the number of months remaining under the agreement. The bonus would be equal to the estimated annual bonus, as defined below, divided by twelve and then multiplied by the number of months remaining under the term of the agreement. The estimated annual bonus would be equal to the greater of (i) the average of his annual incentive bonus paid by the Company over the three most recent years, and (ii) seventy-five percent of his annual base salary in effect on the date of termination. Any restricted stock owned by Mr. Mooney would vest if he is terminated without cause. The agreement also contains a one-year noncompete provision for certain geographical areas and a one-year nonsolicitation provision.
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
Supplemental Executive Retirement Plan
The Company maintains a supplemental executive retirement plan for James P. Mooney. Benefits under the plan are based upon 50% of the average of the highest three years of Mr. Mooney’s total annual earnings during the last ten years. Earnings for this purpose include base salary, actual annual incentive cash compensation and any deferred cash compensation, including 401(k) plan contributions. Benefits are reduced by 50% of any Social Security benefit, the value of Mr. Mooney’s account under other Company benefit plans at the time of termination of employment, and an amount reflecting a benefit paid by the Company under a qualified domestic relations order with respect to Mr. Mooney. Benefits are to be paid upon Mr. Mooney’s retirement (at a reduced level upon early retirement), disability or death, upon a termination of employment without cause, or a termination of employment within two years following a change-in-control of the Company. The estimated annual benefit payable to Mr. Mooney under the plan at age 65 cannot currently be estimated as benefit options have not been chosen by Mr. Mooney.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information concerning the number of shares of the Company’s common stock beneficially owned by current directors, the named executive officers included in the summary compensation table and all directors and executive officers as a group as of August 9, 2005. As of August 9, 2005, no director or executive officer beneficially owned more than 1% of the Company’s outstanding shares of common stock and all directors and executive officers as a group beneficially owned approximately 1.0% of the Company’s outstanding shares. The totals shown below for each person and for the group include shares held personally, shares held under the Company’s Profit-Sharing Plan, and shares acquirable within 60 days of August 9, 2005 by the exercise of stock options granted under the Company’s equity compensation plans.
Amount and Nature of Beneficial Ownership (1)
as of August 9, 2005

	Direct or Indirect	Profit-Sharing	Exercisable
Name of Beneficial Owner	Ownership	Plan	Options	Total

Marcus P. Bak	360	1,670	43,440	45,470
Leo J. Daley	—	—	—	—
Stephen D. Dunmead	2,000	210	16,000	18,210
Thomas R. Miklich	21,000	—	—	21,000
James P. Mooney	31,986	1,723	—	33,709
Katharine L. Plourde	1,000	—	2,700	3,700
William J. Reidy	—	—	3,220	3,220
Joseph M. Scaminace	166,194	—	—	166,194
R. Louis Schneeberger	—	—	5,000	5,000

All Directors and Executive Officers as a Group (consisting of 9 persons)	222,540	3,603	70,360	296,503

(1)	Each person has sole voting and investment power with respect to all shares shown.

The following table sets forth information concerning each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock as of December 31, 2004, which is the latest date for which the Company knows such information.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class

FMR Corporation	2,750,000	9.7%
82 Devonshire Street
Boston, Massachusetts 02109(1)
LSV Asset Management	1,744,822	6.1%
1 North Wacker Dr. Suite 4000
Chicago, Illinois 60606(2)
Barclays Global Investors, N.A	1,735,042	6.1%
45 Fremont Street
San Francisco, CA 94105(3)

(1)	Information regarding share ownership was obtained from the Schedule 13G filed jointly on February 14, 2005 by FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson, Fidelity Management & Research Company (“Fidelity”) and Fidelity Low Priced Stock Fund. The ownership of Fidelity Low Priced Stock Fund amounted to 2,750,000 shares or 9.699% of the common stock outstanding. Fidelity Low Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the Fidelity Funds each has sole power to dispose of the 2,750,000 shares owned by the Fidelity Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(2)	Information regarding share ownership was obtained from the Schedule 13G filed on February 11, 2005 by LSV Asset Management, which is an investment advisor registered under the Investment Advisors Act of 1940. LSV Asset Management has sole voting power with respect to 1,134,522 of the shares listed above and has sole dispositive power with respect to all 1,744,822 shares shown.

(3)	Information regarding share ownership was obtained from the Schedule 13G filed jointly on February 14, 2005 by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Life Assurance Company Limited, Barclays Bank Plc, Barclays Capital Securities Limited, Barclays Capital Inc., Barclays Private Bank & Trust (Isle of Man) Limited, Barclays Private Bank and Trust (Jersey) Limited, Barclays Bank Trust Company Limited, Barclays Bank (Suisse) SA, Barclays Private Bank Limited, Bronco (Barclays Cayman) Limited, Palomino Limited, and HYMF Limited. Barclays Global Investors, NA. has sole voting power with respect to 760,628 of the shares shown above and sole dispositive power with respect to 933,169 of the shares shown. Barclays Global Fund Advisors, which has its principal business address at 45 Fremont Street, San Francisco, CA 94105, has sole voting power with respect to 760,106 of the shares shown above and sole dispositive power with respect to 763,673 of the shares shown. Barclays Bank Plc, which has its principal business address at 54 Lombard Street, London, England EC3P 3AH, has sole voting and dispositive power with respect to 17,100 of the shares shown above. Palomino Limited, which has its principal business address at Walker House Mary Street, P.O. Box 908 GT, George Town, Grand Cayman (Cayman Islands), has sole voting and dispositive power with respect to 21,100 of the shares shown above.
Equity Compensation Plan Information
The following table sets forth information concerning the Company’s equity compensation plans. The figures shown are for the year ended December 31, 2004.

	Number of Securities		Number of Securities
	to be Issued Upon	Outstanding Options	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options	Weighted-Average	Equity Compensation Plans

Equity Compensation Plans Approved by the Shareholders	1,613,191	$32.60	(a	)
Equity Compensation Plans Not Approved by the Shareholders	—	—	—

(a)	The Company maintains two equity compensation plans approved by shareholders. The 2002 Stock Incentive Plan permits the issuance of up to 1,400,000 shares, all of which were available at December 31, 2004 for awards under the plan. The 1998 Long-Term Incentive Compensation Plan provides that awards may be granted annually in the amount of 1.5% of the Company’s common stock outstanding on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of outstanding common stock. At December 31, 2004, there were 28,480,073 outstanding shares of common stock of the Company. The Company’s 1995 Non-Employee Directors’ Equity Compensation Plan, which expired in March 2005, has authorized the grant of options to non-employee members of the Board of Directors for up to 250,000 shares of the Company’s common stock.

Item 13.	Certain Relationships and Related Transactions
James B. Mooney is the Director — Sourcing and Strategic Development for the Company and is the son of James P. Mooney, the Company’s Chief Executive Officer at December 31, 2004. During 2004, Mr. James B. Mooney earned a salary of $133,100 and a bonus of $37,993, which was paid during 2005. In November 2004, the Company granted Mr. James B. Mooney stock options entitling him to acquire 10,000 shares of the Company’s common stock, which have a 10-year term and become exercisable in equal annual increments over the first three years following grant. The exercise price for these stock options is $31.38 per share, and none of the options were exercisable at December 31, 2004.
Eugene Bak, the father of Marcus Bak, the Company’s Vice President and General Manager of the Nickel Group, retired from the Company in 2000. Eugene Bak receives a portion of his retirement benefit in the form of premium payments for a split-dollar dual life insurance policy. The Company pays a portion of the premiums on the policy, amounting to approximately $80,000 annually. The owner and beneficiary of the policy is a trust established by Eugene Bak, for which Marcus Bak serves as trustee.

Item 14.	Principal Accountant Fees and Services
The following table sets forth the fees paid for services provided by Ernst & Young LLP for the fiscal years ended December 31, 2004 and December 31, 2003.

	2004	2003

Audit Fees	$1,969,400	$6,595,300
Audit-Related Fees	349,400	1,762,851
Tax Fees	1,497,093	2,219,534
All Other Fees	—	—

Total	$3,815,893	$10,577,685

The following is a description of the nature of the services related to the fees disclosed in the table above for each of the four categories of services. The Audit Committee has considered whether providing non-audit services is compatible with maintaining Ernst & Young LLP’s independence.
Audit Fees
These are fees for professional services rendered by Ernst & Young LLP for the audit of the Company’s annual consolidated financial statements, the review of financial statements included in the Company’s quarterly reports on Form 10-Q, audits of foreign subsidiary financial statements required by local statutes and services that are typically rendered in connection with statutory and regulatory filings or engagements. In 2003 audit fees also includes fees related to the restatement of the Company’s annual consolidated financial statements for 2002 and 2001. In 2004, audit fees also include fees related to the finalization of the restatement process.
Audit-Related Fees
These are fees for assurance and related services rendered by Ernst & Young LLP that are reasonably related to the performance of the audit or the review of the Company’s financial statements that are not included as audit fees. These services include employee benefit plan audits, due diligence related to divestitures and consulting on financial accounting and reporting.
Tax Fees
These are fees for professional services rendered by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning. These services include the review of tax returns, tax assistance in foreign jurisdictions and consulting on tax planning matters.
All Other Fees
These are fees for other services rendered by Ernst & Young LLP that do not meet the above category descriptions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1) The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2004 and 2003

Statements of Consolidated Operations for the years ended December 31, 2004, 2003 and 2002

Statements of Consolidated Cash Flows for the years ended December 31, 2004, 2003 and 2002

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
(2) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.
(3) Exhibits
The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of the Company	‡
3.2	Amended and Restated Bylaws of the Company	‡

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company.	‡
4.2	Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
4.3	Indenture, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.4	Purchase Agreement, dated as of December 7, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.5	Registration Rights Agreement, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.6	Revolving Credit Agreement, dated as of August 1, 2003, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager, KeyBank National Association and LaSalle Bank National Association as Co-Syndication Agents (filed as Exhibit(4) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.	‡
*10.2	OM Group, Inc. 1992 Long-Term Incentive Compensation Plan.	‡
*10.3	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99(b) to the Company’s Registration Statement on Form S-8 filed on February 1, 1994, and incorporated herein by reference).
*10.4	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
*10.5	Mooney Chemicals, Inc. Welfare Benefit Plan.	‡
*10.6	Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.7	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.8	OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.9	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.10	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.11	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12	OM Group, Inc. Non-employee Director’s Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.13	OM Group, Inc. Bonus Program for Key Executives and Middle Management.	‡
*10.14	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.	‡
*10.15	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.	‡
*10.16	Employment Agreement between OM Group, Inc. and Michael J. Scott (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
+10.17	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
++10.18	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997, including amendments dated August 27, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
+10.19	Long term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).

+10.20	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.17).
+10.21	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
*10.22	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan, Including form of stock option agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.23	Separation Agreement between OM Group, Inc. and Edward W. Kissel dated July 2, 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10.24	Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.25	Purchase Agreement (as amended and restated) as of August 10, 2001 by and between dmc2 Degussa Metals Catalysts Cerdec AG, Degussa AG and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.26	Heads of Agreement as of April 23, 2001 between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.27	OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001).
*10.28	Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated May 1, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
*10.29	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 5, 2002).
*10.30	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated December 20, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10.31	Amendment to Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated December 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10.32	Agreement by and between OM Group, Inc. and Michael J. Scott dated September 11, 2003 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.33	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.34	Employment Agreement by and between OM Group, Inc. and R. Louis Schneeberger dated February 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.35	Employment Agreement by and between OM Group, Inc. and Frank E Butler dated February 9, 2005 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on February 5, 2005).
*10.36	Supplemental Retirement Plan for James P. Mooney (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

*10.37	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace.
*10.38	Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace.
*10.39	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated May 26, 2005 (incorporated by reference to Exhibit 99 to the Company’s Current Report of Form 8-K filed on June 2, 2005).
*10.40	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 14, 2005).
*10.41	Change in Control Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated June 13, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 17, 2005).
*10.42	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers.

(12)	Computation of Ratio of Earnings to Fixed Charges

(21)	List of Subsidiaries

(23) Consent of Ernst & Young LLP

(24)	Powers of Attorney

(31.1)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

(31.2)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a)

(32)	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.
+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.
++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance upon the Company’s request for confidential treatment pursuant to Rule 24b-2.
‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2005.

OM GROUP, INC.

By:	/s/ Joseph M. Scaminace

Joseph M. Scaminace
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on August 22, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

/s/ Joseph M. Scaminace* Joseph M. Scaminace		Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ R. Louis Schneeberger R. Louis Schneeberger		Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Leo J. Daley* Leo J. Daley		Director

James P. Mooney		Director

/s/ Katharine L. Plourde* Katharine L. Plourde		Director

/s/ William J. Reidy* William J. Reidy		Director

*By	/s/ R. Louis Schneeberger R. Louis Schneeberger Attorney-in-Fact

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002
(Dollars in Millions)

	Balance	Charged
	at	to Costs		Charged				Balance at
	Beginning	and		to Other				End of
Classifications	of Year	Expenses		Accounts		Deductions		Year

2004:
Allowance for doubtful accounts	$2.0	1.4	(1)	—		(1.4	)(6)	$2.0
Income tax valuation allowance	154.1	—		—		(19.5	)(2)	134.6
Environmental reserve(8)	14.2	0.8	(3)	—		(5.5	)(7)	9.5
Shareholder litigation accrual	84.5	7.5	(4)	—		—		92.0

	$254.8	$9.7		$—		$(26.4)		$238.1

2003:
Allowance for doubtful accounts	$2.4	$1.2	(1)	$—		$(1.6	)(6)	$2.0
Income tax valuation allowance	91.2	39.8	(2)	$23.1	(5)	—		154.1
Environmental reserve(8)	12.5	3.7	(3)	—		(2.0	)(7)	14.2
Shareholder litigation accrual	—	84.5	(4)	—		—		84.5

	$106.1	$129.2		$23.1		$(3.6)		$254.8

2002:
Allowance for doubtful accounts	$2.7	$1.0	(1)	—		$(1.3	)(6)	$2.4
Income tax valuation allowance	73.0	18.2	(2)	—		—		91.2
Environmental reserve(8)	3.2	10.8	(3)	—		(1.5	)(7)	12.5

	$78.9	$30.0		$—		$(2.8)		$106.1

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Increase (decrease) in valuation allowance is recorded as a component of the provision for income taxes.

(3)	Provision for environmental costs included in expenses.

(4)	Provision for shareholder class action lawsuits. See Note O to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(5)	Valuation allowance for deferred tax assets previously classified in discontinued operations. Related deferred tax asset was also reclassified to continuing operations.

(6)	Actual accounts written-off against the allowance — net of recoveries.

(7)	Actual cash expenditures charged against the accrual.

(8)	Includes reserves related to the Company’s continuing and discontinued operations.

ANNUAL REPORT OF FORM 10-K
OM GROUP, INC.
For the year Ended December 31, 2004
EXHIBIT INDEX

Exhibit
Number		Description

3	.1‡	Amended and Restated Certificate of Incorporation of the Company
3	.2‡	Amended and Restated Bylaws of the Company
4	.1‡	Form of Common Stock Certificate of the Company
4.2		Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
4.3		Indenture, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.4		Purchase Agreement, dated as of December 7, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representative of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.5		Registration Rights Agreement, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on 333-74566) filed on January 14, 2002).
4.6		Revolving Credit Agreement, dated as of August 1, 2003, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager, KeyBank National Association and LaSalle Bank National Association as Co-Syndication Agents (filed as Exhibit(4) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).
10	.1‡	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.
10	.2*‡	OM Group, Inc. 1992 Long-Term Incentive Compensation Plan.
10	.3*	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99(b) to the Company’s Registration Statement on Form S-8 filed on February 1, 1994, and incorporated herein by reference).
10	.4*	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10	.5*‡	Mooney Chemicals, Inc. Welfare Benefit Plan.
10	.6*‡	Mooney Chemicals, Inc. Profit Sharing Plan.
10	.7*‡	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.
10	.8*	OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
10	.9*	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
10	.10*	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

Exhibit
Number		Description

10	.11*	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12		OM Group, Inc. Non-employee Director’s Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on form S-4 (No. 333-84128) filed on March 11, 2002).
10	.13*‡	OM Group, Inc. Bonus Program for Key Executives and Middle Management.
10	.14*‡	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.
10	.15*‡	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.
10	.16*	Employment Agreement between OM Group, Inc. and Michael J. Scott (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
10	.17+	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10	.18++	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997, including amendments dated August 27, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10	.19+	Long term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
10	.20+	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and IMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.17).
10	.21+	Tolling Agreement betterave Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
10	.22*	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10	.23*	Separation Agreement between OM Group, Inc. and Edward W. Kissel dated July 2, 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10.24		Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.25		Purchase Agreement (as amended and restated) as of August 10, 2001 by and between dmc2 Degussa Metals Catalysts Cerdec AG, Degussa AG and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.26		Heads of Agreement as of April 23, 2001 between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.27		OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001).
10	.28*	Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated May 1, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
10	.29*	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 5, 2002).

Exhibit
Number		Description

10	.30*	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated December 20, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
10	.31*	Amendment to Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated December 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
10	.32*	Agreement by and between OM Group, Inc. and Michael J. Scott dated September 11, 2003 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10	.33*	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10	.34*	Employment Agreement by and between OM Group, Inc. and R. Louis Schneeberger dated February 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10	.35*	Employment Agreement by and between OM Group, Inc. and Frank E. Butler dated February 9, 2005 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on February 5, 2005).
10	.36*	Supplemental Retirement Plan for James P. Mooney (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10	.37*	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace.
10	.38*	Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace.
10	.39*	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated May 26, 2005 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on June 2, 2005).
10	.40*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 14, 2005).
10	.41*	Change in Control Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated June 13, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 17, 2005).
10	.42*	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers.
12		Computation of Ratio of Earnings to Fixed Charges.
21		List of Subsidiaries
23		Consent of Ernst & Young LLP
24		Powers of Attorney
31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15-d-14(a)
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting for confidential treatment dated June 26, 1998.

++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and the Company’s request for confidential treatment.

‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.