Form 10-K/A
period 2004-12-31
OM GROUP INC
filed 2005-08-23
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

This amended Annual Report on Form 10-K/A is being filed solely for the purpose of including a conformed signature on the consent letter of Ernst & Young LLP in Exhibit 23.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2005.

OM GROUP, INC.

By:	/s/ R. Louis Schneeberger

R. Louis Schneeberger
Chief Financial Officer