Form 10-Q
period 2005-03-31
OM GROUP INC
filed 2005-09-23
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2005: Common Stock, $.01 Par Value — 28,472,596 shares

INDEX
OM GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets — March 31, 2005 and December 31, 2004

Condensed statements of consolidated operations — Three months ended March 31, 2005 and 2004

Condensed statements of consolidated cash flows — Three months ended March 31, 2005 and 2004

Notes to condensed consolidated financial statements — March 31, 2005

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
Exhibit 31.2 Certification
Exhibit 32 Certification

Part I Financial Information
Item I Financial Statements
OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,046	$26,779
Accounts receivable, less allowances	182,171	161,346
Inventories	409,700	415,517
Advances to suppliers	13,094	32,498
Other	38,150	52,719

Total Current Assets	698,161	688,859

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land	4,939	4,982
Buildings and improvements	162,117	161,566
Machinery and equipment	495,780	493,930
Furniture and fixtures	17,232	17,130

	680,068	677,608
Less accumulated depreciation	298,727	287,796

	381,341	389,812

OTHER ASSETS
Goodwill	181,294	181,871
Receivables from joint venture partner	29,379	29,379
Other	47,201	44,780

TOTAL ASSETS	$1,337,376	$1,334,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt in default	$400,000	$400,000
Current portion of long-term debt	5,750	5,750
Accounts payable	121,641	132,312
Accrued employee costs	18,886	17,062
Retained liabilities of businesses sold	17,589	21,837
Shareholder litigation accrual	74,000	74,000
Other	53,297	50,835

Total Current Liabilities	691,163	701,796

LONG-TERM LIABILITIES
Long-term debt	21,120	24,683
Deferred income taxes	30,317	31,033
Shareholder litigation accrual	18,000	18,000
Minority interest	40,638	44,168
Other	34,480	27,989

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,533,831 shares in 2005 and 28,484,098 shares in 2004	285	285
Capital in excess of par value	499,735	498,250
Retained deficit	(19,516)	(32,080)
Treasury stock (61,235 shares in 2005 and 14,025 shares in 2004, at cost)	(2,226)	(710)
Accumulated other comprehensive income	23,380	21,287

Total Stockholders’ Equity	501,658	487,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,337,376	$1,334,701

See accompanying notes to condensed consolidated financial statements (unaudited).

Part I Financial Information
Item I Financial Statements
OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net sales	$351,932	$366,630
Cost of products sold	296,081	253,962

	55,851	112,668

Selling, general and administrative expenses	35,570	38,210

INCOME FROM OPERATIONS	20,281	74,458

OTHER INCOME (EXPENSE)
Interest expense	(9,993)	(9,198)
Foreign exchange loss	(1,330)	(363)
Investment and other income, net	1,993	2,747

	(9,330)	(6,814)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	10,951	67,644

Income tax expense	2,701	19,806
Minority interest	(3,530)	(437)

INCOME FROM CONTINUING OPERATIONS	11,780	48,275

DISCONTINUED OPERATIONS
Income from operations, net of tax	784	—

NET INCOME	$12,564	$48,275

Net income per common share — basic
Continuing operations	$0.41	$1.70
Discontinued operations	0.03	—

Net income	$0.44	$1.70

Net income per common share — assuming dilution
Continuing operations	$0.41	$1.69
Discontinued operations	0.03	—

Net income	$0.44	$1.69

Weighted average shares outstanding
Basic	28,453	28,470
Assuming dilution	28,572	28,587
See accompanying notes to condensed consolidated financial statements (unaudited).

Part I Financial Information
Item I Financial Statements
OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$11,780	$48,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,249	13,062
Foreign exchange loss	1,330	363
Minority interest	(3,530)	(437)
Income from equity method investment	(1,813)	(2,123)
Other non-cash items	72	803
Changes in operating assets and liabilities	13,749	(46,494)

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,837	13,449

INVESTING ACTIVITIES
Expenditures for property, plant and equipment — net	(2,307)	(2,642)
Acquisition of business	—	(3,064)

NET CASH USED IN INVESTING ACTIVITIES	(2,307)	(5,706)

FINANCING ACTIVITIES
Payments of long-term debt	(1,437)	—
Proceeds from exercise of stock options	117	—

NET CASH USED IN FINANCING ACTIVITIES	(1,320)	—

Effect of exchange rate changes on cash and cash equivalents	(1,943)	(895)

Increase in cash and cash equivalents	28,267	6,848

Cash and cash equivalents at beginning of period	26,779	54,719

Cash and cash equivalents at end of period	$55,046	$61,567

See accompanying notes to condensed consolidated financial statements (unaudited).

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)
(Thousands of dollars, except as noted and per share amounts)
Note A Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note B Inventories
Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials and supplies	$232,784	$248,536
Work-in-process	50,064	37,711
Finished goods	126,852	129,270

	$409,700	$415,517

Note C Receivables from Joint Venture Partner
In 2001 and 2002, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the Democratic Republic of Congo (DRC). At March 31, 2005 and December 31, 2004, the receivables from this partner were $29.4 million. The receivables are secured by the partner’s interest (book value of $22.3 million at March 31, 2005 and $24.5 million at December 31, 2004) in the joint venture and are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). The $22.9 million receivable bears interest at LIBOR plus 2.75% (5.50% at March 31, 2005) and the $6.5 million receivable bears interest at 4.35%. The Company has recorded a full allowance against the interest due but not paid on the receivables. Dividends paid by the joint venture, if any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partner.
Note D Contingent Matters
In November 2002, the Company received notice that shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the members of the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into a Stipulation and Agreement of Settlement (Agreement) dated June 6, 2005, which Agreement, as amended, was approved on September 8, 2005 by the U.S. District Court hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during the fourth quarter of 2003 related to these lawsuits.
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
At March 31, 2005 and December 31, 2004, the Company had an aggregate accrual of $92.0 million for the shareholder class action and shareholder derivative lawsuits. The settlements are anticipated to be payable $74.0 million in cash and $18.0 million in common stock. In April 2005, the Company paid $74.0 million into an escrow account and in September 2005 the Company issued $8.5 million of common stock in connection with settlement of the shareholder class action lawsuits. Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. As of September 15, 2005, insurance proceeds of approximately $25 million have been received, representing both reimbursement of legal expenses in 2003, 2004 and 2005 related to the lawsuits (approximately $17 million in total, including approximately $1.9 million and $2.0 million during the first quarter of 2005 and 2004, respectively), as well as reimbursement of a portion of the settlement amount paid by the Company during 2005 (approximately $8 million in the second quarter of 2005). Potential remaining insurance proceeds of up to approximately $19 million are expected to be available and will be recognized when received.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters.
A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2005 and December 31, 2004 the Company has recorded environmental liabilities of $8.0 million and $9.5 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in St. George, Utah, Newark, New Jersey, and Vasset, France. The Company has recorded $4.7 million in other current liabilities and $3.3 million in other long-term liabilities as of March 31, 2005.
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

Note E Pension and Other Postretirement Benefits
The components of the Company’s net periodic benefit expense (income) for its defined benefit pension plan and other postretirement benefits are shown below:

	Three months ended March 31,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$17	$—
Interest cost	305	216	63	50
Expected return on plan assets	(236)	(243)	—	—
Curtailment	4,728	—	—	—
Other	54	8	10	(8)

Net periodic benefit expense (income)	$4,851	$(19)	$90	$42

The curtailment expense included in the above table relates to the termination of James P. Mooney’s employment with the Company on January 11, 2005 as discussed in Note J.
The Medicare Prescription Drug, Improvement and Modernization Act (“Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB 106-2 became effective for the Company as of July 1, 2004 and have been applied prospectively. The impact of adopting FASB 106-2 was not significant.
Note F Earnings Per Share
The following table sets forth the computation of basic and dilutive income from continuing operations per common share:

	Three Months Ended
	March 31,
	2005	2004
Income from continuing operations	$11,780	$48,275

Weighted average shares outstanding	28,453	28,470
Dilutive effect of stock options and restricted stock	119	117

Weighted average shares outstanding — assuming dilution	28,572	28,587

Basic income per common share from continuing operations	$0.41	$1.70

Dilutive income per common share from continuing operations	$0.41	$1.69

The following table sets forth the computation of basic and dilutive net income per common share:

	Three Months Ended
	March 31,
	2005	2004
Net income	$12,564	$48,275

Weighted average shares outstanding	28,453	28,470
Dilutive effect of stock options and restricted stock	119	117

Weighted average shares outstanding — assuming dilution	28,572	28,587

Basic net income per common share	$0.44	$1.70

Dilutive net income per common share	$0.44	$1.69

Note G Comprehensive Income
During the three months ended March 31, 2005 and 2004, total comprehensive income was $14.7 million and $48.3 million, respectively. Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains and losses on commodity hedging activity and unrealized gains on available for sale equity securities, net of income taxes.
Note H Income Taxes
The effective income tax rate for the three months ended March 31, 2005 was 24.7% versus 29.3% for the three months ended March 31, 2004. The effective income tax rate for both periods is lower than the statutory rate in the United States due primarily to earnings in jurisdictions having lower statutory tax rates (primarily Finland, which has a 26% and 29% statutory rate for 2005 and 2004, respectively) and a tax “holiday” from income taxes in Malaysia, both partially offset by losses in the United States with no corresponding tax benefit.
Note I Debt and Other Financial Instruments
Debt consists of the following:

	March 31,	December 31,
	2005	2004
Senior Subordinated Notes	$400,000	$400,000
Note payable — bank	21,563	23,000
Deferred gain on termination of fair value hedges	6,533	6,711
Fair value of interest rate swaps (fair value hedges)	(1,226)	722

	426,870	430,433
Less: Current portion	5,750	5,750
Long-term debt in default	400,000	400,000

Total long-term debt	$21,120	$24,683

The Senior Subordinated Notes (the Notes) bear interest at 9.25% and mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Notes. The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes, and the Company reclassified the Notes from long-term to current as of March 31,

2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Form 10-Qs for each of the first three quarters of 2004 on June 10, 2005. The delay by the Company in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005, resulted in new events of default under the indenture governing the Notes. Also, on August 17, 2005, the trustee for the Notes furnished a notice of default to the Company with respect to the delay by the Company in filing its Form 10-Q for the second quarter of 2005. Such delay would have become an event of default if the Form 10-Q for the second quarter of 2005 were not filed by October 16, 2005. However, the Company filed its 2004 Form 10-K on August 22, 2005 and is filing its Form 10-Qs for the first and second quarter of 2005 on September 23, 2005. On August 30, 2005, the trustee for the Notes furnished a letter to the Company that gave the Company until October 29, 2005 to furnish to the trustee an annual compliance certificate required under the indenture governing the Notes in order to avoid an event of default under that indenture. In the event the Company is unable to avoid an event of default, the noteholders, or the indenture trustee at the direction of the noteholders, would have the right but would not be obligated, to accelerate payment of these Notes. The Company cannot predict whether they would do so if an event of default were to occur. If any such acceleration were to occur, based on discussions with the Company’s lead bank, the Company believes it would be able to refinance such obligation on a long-term basis. Further, because the noteholders had the right to accelerate payments of the Notes at the time of filing the Form 10-K for the year ended December 31, 2004, the report of the Company’s independent registered public accounting firm dated August 19, 2005 contains an explanatory paragraph indicating conditions that raise substantial doubt about the Company’s ability to continue as a going concern.
On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings under this facility at March 31, 2005. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. Due to the filing of the Form 10-Qs for the first and second quarter of 2005 on September 23, 2005, the Company will no longer be in default and will be entitled to borrow under the credit agreement.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its DRC smelter joint venture partners. The loan receivable is recorded in Receivables from joint venture partner, bears interest at LIBOR plus 2.75% and matures in December 2008.
Note J Termination Charge
On January 11, 2005, James P. Mooney’s employment with the Company was terminated and he ceased to be its Chief Executive Officer. During the first quarter of 2005, the Company recorded a charge of $8.7 million related to his termination, in accordance with Mr. Mooney’s employment agreement and a supplemental executive retirement plan. Such amount includes termination benefits based on salary, estimated bonus (as calculated per the provisions in the agreement) and certain benefits to be paid over the remaining term of the agreement, as well as the actuarially-determined present value of amounts to be paid under a supplemental executive retirement plan. The Company is examining its alternatives for recovery against Mr. Mooney, including claims for disgorgement under the Sarbanes-Oxley Act of 2002. Any such claims will be recognized when settled.
Note K DRC Smelter Shut-down
During the first quarter of 2005, the Company’s joint venture in the DRC shut-down its smelter as scheduled for approximately four months for regular maintenance and production improvements. The impact of the shut-down reduced the Company’s gross profit and income from continuing operations by approximately $7.4 million and $4.1 million, respectively, for the three months ended March 31, 2005. The smelter resumed operations in May 2005.

Note L Recently Issued Accounting Standards
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
The American Jobs Creation Act of 2004 (AJCA) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85 percent of certain foreign earnings repatriated to the U.S. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing as a special deduction in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s consolidated financial statements in 2004 and the first quarter of 2005. The Company has not yet completed its evaluation of the deduction for qualified domestic manufacturing activities on the Company’s future effective tax rate. The phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in the future. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect the impact of repatriation of foreign earnings, if any, to have a material impact on the Company’s results of operations or financial position.
Note M Business Segment Information
The Company operates in two business segments — Cobalt and Nickel. The Cobalt segment includes products manufactured using cobalt and other metals including copper, zinc, manganese and calcium. The Nickel segment includes nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters and adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes. Corporate is comprised of general and administrative expense not allocated to the segments.
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

	Three Months Ended
	March 31,
	2005	2004
Net sales
Cobalt	$159,992	$163,983
Nickel	207,961	222,881
Intercompany sales between segments:
Cobalt	(310)	(1,166)
Nickel	(15,711)	(19,068)

Total net sales	$351,932	$366,630

Income (loss) from operations
Cobalt	$8,076	$51,312
Nickel	29,024	44,001
Corporate expenses	(16,819)	(20,855)

Total income from operations	$20,281	$74,458

Interest expense	$(9,993)	$(9,198)
Foreign exchange loss	(1,330)	(363)
Investment and other income, net	1,993	2,747

Income from continuing operations before income taxes and minority interest	$10,951	$67,644

Note N Guarantor and Non-Guarantor Subsidiary Information
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
The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	March 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$6,847	$1,427	$46,772	$—	$55,046
Accounts receivable	495,192	84,950	580,932	(978,903)	182,171
Inventories	—	50,767	358,933	—	409,700
Other assets	—	3,830	47,414	—	51,244

Total current assets	502,039	140,974	1,034,051	(978,903)	698,161

Property, plant and equipment — net	—	34,847	346,494	—	381,341
Goodwill	75,830	68,908	36,556	—	181,294
Intercompany receivables	357,204	—	913,076	(1,270,280)	—
Investment in subsidiaries	92,348	—	2,160,526	(2,252,874)	—
Receivables from joint venture partner	—	—	29,379	—	29,379
Other assets	8,581	12,457	26,163	—	47,201

Total assets	$1,036,002	$257,186	$4,546,245	$(4,502,057)	$1,337,376

Current liabilities:
Long-term debt in default	$400,000	$—	$—	$—	$400,000
Current portion of long-term debt	—	—	5,750	—	5,750
Accounts payable	(101)	88,298	584,730	(551,286)	121,641
Other accrued expenses	102,253	15,475	46,044	—	163,772

Total current liabilities	502,152	103,773	636,524	(551,286)	691,163

Long-term debt	5,308	—	15,812	—	21,120
Deferred income taxes	—	—	30,317	—	30,317
Other long-term liabilities and minority interest	26,884	20,972	45,262	—	93,118
Intercompany payables	—	494,493	1,192,706	(1,687,199)	—

Stockholders’ equity	501,658	(362,052)	2,625,624	(2,263,572)	501,658

Total liabilities and stockholders’ equity	$1,036,002	$257,186	$4,546,245	$(4,502,057)	$1,337,376

	December 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$8,533	$1,197	$17,049	$—	$26,779
Accounts receivable	496,692	79,383	531,902	(946,631)	161,346
Inventories	—	58,450	357,067	—	415,517
Other assets	—	6,291	78,926	—	85,217

Total current assets	505,225	145,321	984,944	(946,631)	688,859

Property, plant and equipment — net	—	35,542	354,270	—	389,812
Goodwill	75,830	68,908	37,133	—	181,871
Intercompany receivables	334,598	—	935,132	(1,269,730)	—
Investment in subsidiaries	92,347	—	2,160,526	(2,252,873)	—
Receivables from joint venture partner	—	—	29,379	—	29,379
Other assets	11,120	12,166	21,494	—	44,780

Total assets	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

Current liabilities:
Long-term debt in default	$400,000	$—	$—	$—	$400,000
Current portion of long-term debt	—	—	5,750	—	5,750
Accounts payable	100	76,262	571,394	(515,444)	132,312
Other accrued expenses	97,671	18,811	47,252	—	163,734

Total current liabilities	497,771	95,073	624,396	(515,444)	701,796

Long-term debt	7,433	—	17,250	—	24,683
Deferred income taxes	—	—	31,033	—	31,033
Other long-term liabilities and minority interest	26,884	14,157	49,116	—	90,157
Intercompany payables	—	497,038	1,189,735	(1,686,773)	—

Stockholder’s equity	487,032	(344,331)	2,611,348	(2,267,017)	487,032

Total liabilities & stockholder’s equity	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

	Three months ended March 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$54,695	$421,657	$(124,420)	$351,932
Cost of products sold	—	47,412	373,089	(124,420)	296,081

	—	7,283	48,568	—	55,851
Selling, general and administrative expenses	—	23,780	11,790	—	35,570

Income (loss) from operations	—	(16,497)	36,778	—	20,281
Interest expense	(9,600)	(2,044)	(13,732)	15,383	(9,993)
Foreign exchange loss	—	(18)	(1,312)	—	(1,330)
Investment and other income, net	2,298	273	14,805	(15,383)	1,993

Income (loss) from continuing operations before income taxes and minority interest	(7,302)	(18,286)	36,539	—	10,951
Income tax expense	—	—	2,701	—	2,701
Minority interest	—	—	(3,530)	—	(3,530)

Income (loss) from continuing operations	(7,302)	(18,286)	37,368	—	11,780
Income from discontinued operations, net of tax	784	—	—	—	784

Net income (loss)	$(6,518)	$(18,286)	$37,368	$—	$12,564

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$52,185	$456,739	$(142,294)	$366,630
Cost of products sold	—	39,684	356,572	(142,294)	253,962

	—	12,501	100,167	—	112,668
Selling, general and administrative expenses	—	26,851	11,359	—	38,210

Income (loss) from operations	—	(14,350)	88,808	—	74,458
Interest expense	(8,835)	(1,453)	(13,041)	14,131	(9,198)
Foreign exchange loss	(215)	(7)	(141)	—	(363)
Investment and other income, net	1,748	22	15,108	(14,131)	2,747

Income (loss) from continuing operations before income taxes and minority interest	(7,302)	(15,788)	90,734	—	67,644
Income tax expense	—	—	19,806	—	19,806
Minority interest	—	—	(437)	—	(437)

Net income (loss)	$(7,302)	$(15,788)	$71,365	$—	$48,275

	Three months ended March 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$(1,803)	$588	$35,052	$—	$33,837

Investing activities:
Expenditures for property, plant and equipment — net	—	(358)	(1,949)	—	(2,307)

Net cash used in investing activities	—	(358)	(1,949)	—	(2,307)

Financing activities:
Payment of long-term debt	—	—	(1,437)	—	(1,437)
Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used in) financing activities	117	—	(1,437)	—	(1,320)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,943)	—	(1,943)

Increase (decrease) in cash and cash equivalents	(1,686)	230	29,723	—	28,267
Cash and cash equivalents at beginning of period	8,533	1,197	17,049	—	26,779

Cash and cash equivalents at end of period	$6,847	$1,427	$46,772	$—	$55,046

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$14,197	$(2,815)	$2,067	$—	$13,449

Investing activities:
Expenditures for property, plant and equipment — net	—	(349)	(2,293)	—	(2,642)
Acquisition of business	(3,064)	—	—	—	(3,064)

Net cash used in investing activities	(3,064)	(349)	(2,293)	—	(5,706)

Effect of exchange rate changes on cash and cash equivalents	—	—	(895)	—	(895)

Increase (decrease) in cash and cash equivalents	11,133	(3,164)	(1,121)	—	6,848
Cash and cash equivalents at beginning of period	8,839	4,553	41,327	—	54,719

Cash and cash equivalents at end of period	$19,972	$1,389	$40,206	$—	$61,567

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 1,500 product offerings to approximately 3,300 customers in over 30 industries. The Company operates in two business segments – Cobalt and Nickel. The Company’s business is critically connected to both the price and availability of raw materials. Since the Company has manufacturing and other facilities in Africa, North America, Europe and Asia-Pacific, and markets its products worldwide, fluctuations in currency prices may affect the Company’s operating results. These factors are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
Net sales for the three months ended March 31, 2005 were $351.9 million, versus $366.6 million for the comparable period in 2004, a decrease of 4.0%. The decrease in sales was primarily the result of lower cobalt metal prices and lower nickel volumes, partially offset by higher nickel metal prices. The average price of cobalt for the first quarter of 2005 was $17.27 compared to $24.65 for the first quarter of 2004. The average price of nickel for the first quarter of 2005 was $6.96 compared to $6.68 for the first quarter of 2004.
Gross profit was $55.9 million for the three months ended March 31, 2005, versus $112.7 million for the comparable period in 2004. The decrease in gross profit was principally due to lower selling prices as a result of the decrease in cobalt metal prices. Margins decreased due to the sale of cobalt finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in cobalt metal prices, lower nickel sales volumes and the negative impact of currency effects resulting from the stronger euro compared to the U.S. dollar. Gross profit also declined due to the shut-down of the smelter in the DRC in the first quarter of 2005 (see Note K to the condensed consolidated financial statements included in this quarterly report).

Selling, general and administrative expenses (SG&A) decreased as a percentage of sales to 10.1% in 2005 versus 10.4% for the comparable period in 2004. SG&A expenses for the three months ended March 31, 2005 were $35.6 million versus $38.2 million for the comparable period in 2004. The decrease was principally due to higher 2004 administrative expenses, that included a $7.5 million charge related to the shareholder derivative lawsuits and $2.8 million of executive compensation awards. The 2005 amount includes an $8.7 million charge related to the former chief executive officer’s separation agreement (see Note J to the condensed consolidated financial statements included in this quarterly report).
Other expense was $9.3 million for the three months ended March 31, 2005, versus $6.8 million for the same period in 2004. The increase was primarily due to higher foreign exchange losses in 2005 versus the comparable period in 2004, and $1.8 million of equity income in 2005 from the Company’s investment in an Australian nickel company versus $2.1 million of equity income in 2004. Also, interest expense increased by $0.8 million in the 2005 period due to a less favorable impact of the Company’s swap agreements.
The effective income tax rate for the three months ended March 31, 2005 was 24.7% versus 29.3% for the comparable period in 2004. The effective tax rate for both periods is lower than the statutory rate in the United States due primarily to earnings in jurisdictions having lower statutory tax rates (primarily Finland, which has a 26% and 29% statutory rate for 2005 and 2004, respectively) and a tax “holiday” from income taxes in Malaysia, both partially offset by losses in the United States with no corresponding tax benefit.
Income from discontinued operations results from favorable translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net income was $12.6 million, or $0.44 per diluted share for the three months ended March 31, 2005 versus $48.3 million, or $1.69 per diluted share for the comparable period in 2004 due primarily to the aforementioned factors.
Cobalt
Net sales for the three months ended March 31, 2005 were $160.0 million versus $164.0 million for the comparable period in 2004. The decrease in sales was due primarily to lower cobalt metal prices versus the prior year. Operating profit for the period was $8.1 million versus $51.3 million for the comparable period in 2004. The decrease was due primarily to the sale of finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in metal prices, lower metal prices, the scheduled maintenance shut-down of the smelter in the DRC in the first quarter of 2005, and the negative impact of a stronger euro against the U.S. dollar in 2005 compared to 2004.
Nickel
Net sales for the three months ended March 31, 2005 were $208.0 million versus $222.9 million for the comparable period in 2004. Sales decreased principally due to an 8% decline in sales volumes due to the tightness of raw material feeds, partially offset by higher metal prices resulting in higher product selling prices. Operating profit for the period was $29.0 million versus $44.0 million for the comparable period in 2004. The decline was due primarily to higher smelting and refining costs associated with a new tolling agreement at the Finland refinery, lower volumes, and the impact of the stronger euro.
Corporate Expenses
Corporate expenses for the three months ended March 31, 2005 were $16.8 million versus $20.9 million for the comparable period in 2004. The decrease was due principally to a $7.5 million charge related to the shareholder derivative lawsuits in 2004 and a $2.8 million charge for executive compensation in 2004, partially offset by a charge in 2005 of $8.7 million related to the former chief executive officer’s separation agreement. Spending also decreased in 2005 due to higher professional fees in the comparable period in 2004 associated with the restatement process.

Liquidity and Capital Resources
Operating activities provided cash of $33.8 million during the first quarter of 2005 versus providing cash of $13.4 million for the comparable period in 2004. Income from continuing operations of $11.8 million represents a decrease of $36.5 million compared to the first quarter of 2004, as a result of the factors discussed above. Accounts receivable increased $20.8 million compared to December 31, 2004 due primarily to higher cobalt segment sales in the first quarter of 2005 compared to the fourth quarter of 2004, and the timing of sales and collections in the cobalt operations. Inventories decreased $5.8 million compared to December 31, 2004, due primarily to lower cobalt inventory quantities as a result of the usage during the quarter of quantities built during 2004 in anticipation of the DRC smelter shut-down. This decline was partially offset by higher nickel inventories as a result of higher metal prices and higher quantities built in anticipation of the scheduled summer maintenance shut-down. Advances to suppliers decreased $19.4 million compared to December 31, 2004 due to the timing of the shipments of inventory at December 31, 2004 compared to March 31, 2005 that required prepayment to suppliers. Accounts payable decreased $10.7 million compared to December 31, 2004 as a result of the timing of inventory purchases.
Capital expenditures in the first quarter of 2005 and 2004 were $2.3 million and $2.6 million, respectively, and primarily related to ongoing projects to maintain current operating levels.
The Senior Subordinated Notes (the Notes) bear interest at 9.25% and mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Notes. The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes, and the Company reclassified the Notes from long-term to current as of March 31, 2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Form 10-Qs for each of the first three quarters of 2004 on June 10, 2005. The delay by the Company in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005, resulted in new events of default under the indenture governing the Notes. Also, on August 17, 2005, the trustee for the Notes furnished a notice of default to the Company with respect to the delay by the Company in filing its Form 10-Q for the second quarter of 2005. Such delay would have become an event of default if the Form 10-Q for the second quarter of 2005 were not filed by October 16, 2005. However, the Company filed its 2004 Form 10-K on August 22, 2005 and is filing its Form 10-Qs for the first and second quarter of 2005 on September 23, 2005. On August 30, 2005, the trustee for the Notes furnished a letter to the Company that gave the Company until October 29, 2005 to furnish to the trustee an annual compliance certificate required under the indenture governing the Notes in order to avoid an event of default under that indenture. In the event the Company is unable to avoid an event of default, the noteholders, or the indenture trustee at the direction of the noteholders, would have the right but would not be obligated, to accelerate payment of these Notes. The Company cannot predict whether they would do so if an event of default were to occur. If any such acceleration were to occur, based on discussions with the Company’s lead bank, the Company believes it would be able to refinance such obligation on a long-term basis. Further, because the noteholders had the right to accelerate payments of the Notes at the time of filing the Form 10-K for the year ended December 31, 2004, the report of the Company’s independent registered public accounting firm dated August 19, 2005 contains an explanatory paragraph indicating conditions that raise substantial doubt about the Company’s ability to continue as a going concern.
On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings under this facility at March 31, 2005. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. Due to the filing of the Form 10-Qs for the first and second quarter of 2005 on September 23, 2005, the Company will no longer be in default and will be entitled to borrow under the credit agreement.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its DRC smelter joint venture partners. The loan receivable is recorded in Receivables from joint venture partner, bears interest at LIBOR plus 2.75% and matures in December 2008.
The Company has generated sufficient cash from operations during 2005 to provide for its working capital, debt service and capital expenditure requirements. The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service, litigation settlement and capital expenditure requirements during the balance of 2005 and 2006.
The Company is a defendant in shareholder class action and derivative lawsuits alleging securities law violations relating to the decline in the Company’s stock price following the third quarter 2002 earnings announcement. The status of such lawsuits is described in Note D to the condensed consolidated financial statements included in this quarterly report.
Critical Accounting Policies
The condensed consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. During the first three months of 2005, there were no changes to the Company’s critical accounting policies as disclosed in its Form 10-K for the year ended December 31, 2004.

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
Important factors that may affect the Company’s expectations, estimates or projections include:
•	the completion of the settlement of the derivative lawsuits filed against certain of the Company’s former executives and certain of its current and former directors in a manner that is consistent with the agreement in principle reached with the lead plaintiffs in such lawsuits;

•	the speed and sustainability of price changes in cobalt and nickel;

•	the potential for lower of cost or market write-downs of the carrying value of inventory necessitated by decreases in the market prices of cobalt and nickel;

•	the availability of competitively priced supplies of raw materials, particularly cobalt and nickel;

•	the effect of the Company’s inability to meet the SEC and NYSE filing obligations on a timely basis upon funding availability under the Company’s credit facilities or upon debt obligations outstanding;

•	the effect of the Company not completing the documentation and testing of its internal controls over financial reporting such that management of the Company and its independent registered public accounting firm are unable to report as to such internal control over financial reporting;

•	the risk that new or modified internal controls, implemented in response to the 2004 investigation by the audit committee of the Company’s board of directors and the Company’s examination of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, are not effective and need to be improved, resulting in additional expense;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of fluctuations in currency exchange rates on the Company’s international operations;

•	the effect of non-currency risks of investing and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the outcome of the previously announced SEC Division of Enforcement review of the investigation conducted by the Company’s audit committee; and

•	the general level of global economic activity and demand for the Company’s products.
The Company does not assume any obligation to update these forward-looking statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s 2004 Annual Report on Form 10-K. The Company’s exposure to market risk did not change materially between December 31, 2004 and March 31, 2005.
Item 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the chief executive officer, the former interim chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
In August 2005, the Company received a material weakness letter from its independent registered public accounting firm indicating the Company maintained inadequate controls over the financial statement close process. These control deficiencies, which relate primarily to the Americas operating location, resulted in errors in the depreciation of fixed assets, amortization of intangible assets, deferral of costs, valuation of inventory, recording of accruals, revenue recognition, classification of certain assets and liabilities and elimination of intercompany profit in inventory. These errors resulted in adjustments to such accounts. When aggregated, these control deficiencies constitute a material weakness over the financial statement close process. Further, the Company maintained inadequate controls over the recording of income tax contingency reserves and deferred income tax assets, liabilities and the related valuation allowance. These control deficiencies resulted in adjustments to such accounts.
Based on their evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.
(b) Changes in Internal Controls
As a result of the evaluation referenced above, and as part of the Company’s continuing activities pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, the Company has made many changes that improve its internal control environment. Changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, are summarized below:
The Company has changed its financial management to improve the quality of the team. Some of these changes include: (1) chief financial officer, (2) corporate controller, (3) group controllers for cobalt and nickel, (4) treasurer, (5) tax manager, (6) director of internal audit, (7) hiring of additional accounting staff at both the corporate and cobalt groups and (8) elimination of the information technologies team, replacing them with an outsourced, professionally managed company.
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

The Company has implemented improved internal controls and efficiencies with respect to its monthly, quarterly and year-end financial statement close processes. Two key controls implemented are as follows: (1) formal quarterly meetings among the chief executive officer, chief financial officer, group vice presidents, corporate controller and group controllers are held to discuss all significant and/or judgmental issues, facts and circumstances as well as accounting treatment of each issue, and a summary of the issues and conclusions is then shared with the audit committee and the Company’s independent registered public accounting firm; and (2) the group vice presidents and corporate and group controllers sign an internal representation letter each quarter regarding their respective results, which cascade up to the chief executive officer and chief financial officer certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.
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
The Company has developed revised monthly management reports to communicate more timely and relevant financial information to the entire management group (including operating units). The Company has made many improvements in this area during the last half of 2004 and first half of 2005, including continually challenging the specific content included in the report based on input from users, as well as involving unit controllers in validating the information provided.
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
By implementing the above actions, the Company believes that issues raised by the material weakness letter received from the independent registered public accounting firm have been or are in the process of being remediated.

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

September 23, 2005	OM GROUP, INC.

/s/ R. Louis Schneeberger

R. Louis Schneeberger
Chief Financial Officer
(Duly authorized signatory of OM Group, Inc.)