Form 10-Q
period 2005-06-30
OM GROUP INC
filed 2005-09-23
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2005: Common Stock, $.01 Par Value — 28,472,596 shares

INDEX
OM GROUP, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets — June 30, 2005 and December 31, 2004

Condensed statements of consolidated operations — Three months ended June 30, 2005 and 2004; Six months ended June 30, 2005 and 2004

Condensed statements of consolidated cash flows — Six months ended June 30, 2005 and 2004

Notes to condensed consolidated financial statements — June 30, 2005

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
Exhibit 31.2 Certification
Exhibit 32 Certification

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,436	$26,779
Restricted cash in escrow	74,000	—
Accounts receivable, less allowances	139,642	161,346
Inventories	362,186	415,517
Advances to suppliers	13,614	32,498
Other	35,849	52,719

Total Current Assets	662,727	688,859

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land	4,814	4,982
Buildings and improvements	162,470	161,566
Machinery and equipment	501,212	493,930
Furniture and fixtures	17,259	17,130

	685,755	677,608
Less accumulated depreciation	310,176	287,796

	375,579	389,812

OTHER ASSETS
Goodwill	179,710	181,871
Receivables from joint venture partner	29,379	29,379
Other	49,499	44,780

TOTAL ASSETS	$1,296,894	$1,334,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt in default	$400,000	$400,000
Current portion of long-term debt	5,750	5,750
Accounts payable	105,760	132,312
Accrued employee costs	20,555	17,062
Retained liabilities of businesses sold	16,675	21,837
Shareholder litigation accrual	74,000	74,000
Other	25,441	50,835

Total Current Liabilities	648,181	701,796

LONG-TERM LIABILITIES
Long-term debt	22,062	24,683
Deferred income taxes	29,368	31,033
Shareholder litigation accrual	17,882	18,000
Minority interest	39,591	44,168
Other	34,059	27,989

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,533,831 shares in 2005 and 28,484,098 shares in 2004	285	285
Capital in excess of par value	500,218	498,250
Retained deficit	(8,201)	(32,080)
Treasury stock (61,235 shares in 2005 and 14,025 shares in 2004, at cost)	(2,226)	(710)
Accumulated other comprehensive income	15,675	21,287

Total Stockholders’ Equity	505,751	487,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,296,894	$1,334,701

See accompanying notes to condensed consolidated financial statements (unaudited).

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$314,709	$313,738	$666,641	$680,368
Cost of products sold	274,136	243,758	570,217	497,720

	40,573	69,980	96,424	182,648

Selling, general and administrative expenses	20,169	28,312	55,739	66,522

INCOME FROM OPERATIONS	20,404	41,668	40,685	116,126

OTHER INCOME (EXPENSE)
Interest expense	(10,259)	(11,136)	(20,252)	(20,334)
Foreign exchange loss	(1,482)	(3,472)	(2,812)	(3,835)
Investment and other income, net	3,860	1,317	5,853	4,064

	(7,881)	(13,291)	(17,211)	(20,105)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	12,523	28,377	23,474	96,021

Income tax expense	3,090	8,309	5,791	28,115
Minority interest	(1,041)	2,410	(4,571)	1,973

INCOME FROM CONTINUING OPERATIONS	10,474	17,658	22,254	65,933

DISCONTINUED OPERATIONS
Income from operations, net of tax	841	—	1,625	—

NET INCOME	$11,315	$17,658	$23,879	$65,933

Net income per common share — basic
Continuing operations	$0.37	$0.62	$0.78	$2.32
Discontinued operations	0.03	—	0.06	—

Net income	$0.40	$0.62	$0.84	$2.32

Net income per common share — assuming dilution
Continuing operations	$0.37	$0.62	$0.78	$2.31
Discontinued operations	0.03	—	0.06	—

Net income	$0.40	$0.62	$0.84	$2.31

Weighted average shares outstanding
Basic	28,473	28,470	28,463	28,470
Assuming dilution	28,519	28,562	28,545	28,586
See accompanying notes to condensed consolidated financial statements (unaudited).

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$22,254	$65,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,640	25,321
Foreign exchange loss	2,812	3,835
Gain on sale of investments	(2,359)	—
Minority interest	(4,571)	1,973
Income from equity method investment	(2,841)	(2,673)
Other non-cash items	(495)	7,825
Changes in operating assets and liabilities (a)	(20,219)	(91,363)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,221	10,851

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(8,735)	(6,370)
Proceeds from sale of investments	4,534	—
Acquisition of business	—	(6,715)

NET CASH USED IN INVESTING ACTIVITIES	(4,201)	(13,085)

FINANCING ACTIVITIES
Payments of long-term debt and revolving line of credit	(52,747)	—
Proceeds from the revolving line of credit	49,872	—
Proceeds from exercise of stock options	117	—

NET CASH USED IN FINANCING ACTIVITIES	(2,758)	—

Effect of exchange rate changes on cash and cash equivalents	(1,605)	(1,118)

Increase (decrease) in cash and cash equivalents	10,657	(3,352)

Cash and cash equivalents at beginning of period	26,779	54,719

Cash and cash equivalents at end of period	$37,436	$51,367

See accompanying notes to condensed consolidated financial statements (unaudited).

(a)	Amount includes $74.0 million paid into escrow during the second quarter of 2005 related to the settlement of the shareholder class action litigation. At June 30, 2005, such amount is classified separately as Restricted cash in escrow on the Condensed Consolidated Balance Sheet. The Restricted cash in escrow and corresponding Shareholder litigation accrual remained on the balance sheet until September 2005, when the settlement was approved by the Court and finalized.

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
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
Note B Inventories
Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials and supplies	$227,283	$248,536
Work in process	44,659	37,711
Finished goods	90,244	129,270

	$362,186	$415,517

Note C Receivables from Joint Venture Partner
In 2001 and 2002, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the Democratic Republic of Congo (DRC). At June 30, 2005 and December 31, 2004, the receivables from this partner were $29.4 million. The receivables are secured by the partner’s interest (book value of $21.8 million at June 30, 2005 and $24.5 million at December 31, 2004) in the joint venture and are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). The $22.9 million receivable bears interest at LIBOR plus 2.75% (5.96% at June 30, 2005) and the $6.5 million receivable bears interest at 4.35%. The Company has recorded a full allowance against the interest due but not paid on the receivables. Dividends paid by the joint venture, if any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partner.
Note D Contingent Matters and Restricted Cash in Escrow
In November 2002, the Company received notice that shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits allege virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the members of the Board of Directors. Plaintiffs seek damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant. The Company and the lead plaintiff of the shareholder class action lawsuits have entered into a Stipulation and Agreement of Settlement (Agreement) dated June 6, 2005, which Agreement, as amended, was approved on September 8, 2005 by the U.S. District Court (Court) hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during the fourth quarter of 2003 related to these lawsuits.

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

At June 30, 2005 and December 31, 2004, the Company had an aggregate accrual of $91.9 million and $92.0 million, respectively, for the shareholder class action and shareholder derivative lawsuits. The settlements are anticipated to be payable $74.0 million in cash and $17.9 million in common stock. In April 2005, the Company paid $74.0 million into an escrow account and in September 2005 the Company issued $8.5 million of common stock in connection with settlement of the shareholder class action lawsuits. The $74.0 million is classified as Restricted cash in escrow in the Condensed Consolidated Balance Sheet at June 30, 2005. The Restricted cash in escrow and corresponding Shareholder litigation accrual remained on the balance sheet until the Agreement was approved by the Court in September 2005. The cash is restricted for use under the terms of the Agreement solely by lead plaintiff’s counsel to pay actual costs of notice and settlement administration. The Company had no ability under the Agreement to use the amount in escrow for any purpose.

The 380,000 shares to be issued in connection with the shareholder derivative litigation are marked-to-market through the statement of operations based on changes in the Company’s stock price, as the liability is fixed in shares. During the second quarter of 2005, income of $0.1 million was recognized.

Insurance proceeds are expected to be available for contribution to the resolution of the cases but the Company does not expect these lawsuits to be resolved within the limits of applicable insurance. As of September 15, 2005, insurance proceeds of approximately $25 million have been received, representing both reimbursement of legal expenses in 2003, 2004 and 2005 related to the lawsuits (approximately $17 million in total, including approximately $3.0 million and $2.0 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $4.9 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively), as well as reimbursement of a portion of the settlement amount paid by the Company during 2005 (approximately $8 million in the second quarter of 2005). Potential remaining insurance proceeds of up to approximately $19 million are expected to be available and will be recognized when received.

The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters.

A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At June 30, 2005 and December 31, 2004 the Company has recorded environmental liabilities of $7.5 million and $9.5 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in St. George, Utah, Newark, New Jersey, and Vasset, France. The Company has recorded $4.3 million in other current liabilities and $3.2 million in other long-term liabilities as of June 30, 2005.

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
Note E Pension and Other Postretirement Benefits
The components of the Company’s net periodic benefit expense (income) for its defined benefit pension plan and other postretirement benefits are shown below:

	Three months ended June 30,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$17	$—
Interest cost	305	216	63	50
Expected return on plan assets	(236)	(243)	—	—
Other	54	8	10	(8)

Net periodic benefit expense (income)	$123	$(19)	$90	$42

	Six months ended June 30,
	Defined Benefit		Other Postretirement
	Pension Plan		Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$34	$—
Interest cost	610	432	126	100
Expected return on plan assets	(472)	(486)	—	—
Curtailment	4,728	—	—	—
Other	108	16	20	(16)

Net periodic benefit expense (income)	$4,974	$(38)	$180	$84

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

Note F Earnings Per Share
The following table sets forth the computation of basic and dilutive income from continuing operations per common share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income from continuing operations	$10,474	$17,658	$22,254	$65,933

Weighted average shares outstanding	28,473	28,470	28,463	28,470
Dilutive effect of stock options and restricted stock	46	92	82	116

Weighted average shares outstanding — assuming dilution	28,519	28,562	28,545	28,586

Basic income per common share from continuing operations	$0.37	$0.62	$0.78	$2.32

Dilutive income per common share from continuing operations	$0.37	$0.62	$0.78	$2.31

The following table sets forth the computation of basic and dilutive net income per common share:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$11,315	$17,658	$23,879	$65,933

Weighted average shares outstanding	28,473	28,470	28,463	28,470
Dilutive effect of stock options and restricted stock	46	92	82	116

Weighted average shares outstanding — assuming dilution	28,519	28,562	28,545	28,586

Basic net income per common share	$0.40	$0.62	$0.84	$2.32

Dilutive net income per common share	$0.40	$0.62	$0.84	$2.31

Note G Comprehensive Income
During the three months ended June 30, 2005 and 2004, total comprehensive income was $3.6 million and $11.7 million, respectively. Total comprehensive income for the six months ended June 30, 2005 and 2004 was $18.3 million and $60.0 million, respectively. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on commodity hedging activity, net of income taxes.
Note H Income Taxes
The effective income tax rate for the three and six months ended June 30, 2005 was 24.7% versus 29.3% for the three and six months ended June 30, 2004. The effective income tax rate for all periods is lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily Finland, which has a 26% and 29% statutory rate for 2005 and 2004, respectively) and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit.
Note I Debt and Other Financial Instruments
Debt consists of the following:

	June 30,	December 31,
	2005	2004
Senior Subordinated Notes	$400,000	$400,000
Note payable — bank	20,125	23,000
Deferred gain on termination of fair value hedges	6,356	6,711
Fair value of interest rate swaps (fair value hedges)	1,331	722

	427,812	430,433
Current: Current portion	5,750	5,750
Long-term debt in default	400,000	400,000

Total long-term debt	$22,062	$24,683

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

On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings under this facility at June 30, 2005. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. Due to the filing of the Form 10-Qs for the first and second quarter of 2005 on September 23, 2005, the Company will no longer be in default and will be entitled to borrow under the credit agreement.

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
Note K DRC Smelter Shut-down
During the first quarter of 2005, the Company’s joint venture in the DRC shut-down its smelter as scheduled for approximately four months for regular maintenance and production improvements. The impact of the shut-down reduced the Company’s gross profit and income from continuing operations by approximately $2.0 million and $1.1 million, respectively, for the three months ended June 30, 2005, and approximately $9.4 million and $5.2 million, respectively, for the six months ended June 30, 2005. The smelter was re-opened in May of 2005.
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

The American Jobs Creation Act of 2004 (AJCA) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85 percent of certain foreign earnings repatriated to the U.S. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing as a special deduction in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s consolidated financial statements in 2004 and for the first and second quarters of 2005. The Company has not yet completed its evaluation of the deduction for qualified domestic manufacturing activities on the Company’s future effective tax rate. The phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in the future. In December 2004, the Financial Accounting Standards Board issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect the impact of repatriation of foreign earnings, if any, to have a material impact on the Company’s results of operations or financial position.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales
Cobalt	$133,624	$165,125	$293,615	$329,108
Nickel	192,581	166,292	400,542	389,173
Intercompany sales between segments:
Cobalt	(175)	(617)	(484)	(1,783)
Nickel	(11,321)	(17,062)	(27,032)	(36,130)

Total net sales	$314,709	$313,738	$666,641	$680,368

Income (loss) from operations
Cobalt	$6,410	$39,029	$14,486	$90,341
Nickel	14,457	14,459	43,481	58,460
Corporate expenses (a)	(463)	(11,820)	(17,282)	(32,675)

Total income from operations	$20,404	$41,668	$40,685	$116,126

Interest expense	(10,259)	(11,136)	(20,252)	(20,334)
Foreign exchange loss	(1,482)	(3,472)	(2,812)	(3,835)
Investment and other income, net	3,860	1,317	5,853	4,064

Income from continuing operations before income taxes and minority interest	$12,523	$28,377	$23,474	$96,021

(a)	The amount for the three months ended June 30, 2005 is reduced by the net insurance proceeds of $8.5 million received during the second quarter of 2005 related to the shareholder class action litigation. Before the impact of the insurance proceeds, corporate expenses were $9.0 million for the three months ended June 30, 2005 which was lower than the three months ended June 30, 2004 amount due primarily to professional fees in 2004 associated with the audit committee investigation and restatement process. For the six months ended June 30, 2005 and 2004, corporate expenses decreased in 2005 due to charges in 2004 of $7.5 million related to the shareholder derivative lawsuits and $2.8 million for executive compensation, and a charge of $8.7 million related to the former chief executive officer’s separation agreement in 2005 that was substantially offset by the income from the receipt of net insurance proceeds of $8.5 million related to the shareholder class action lawsuits.

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

The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	June 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$16,722	$580	$20,134	$—	$37,436
Restricted cash in escrow	74,000	—	—	—	74,000
Accounts receivable	490,757	89,476	318,423	(759,014)	139,642
Inventories	—	47,117	315,069	—	362,186
Other assets	—	3,365	46,098	—	49,463

Total current assets	581,479	140,538	699,724	(759,014)	662,727

Property, plant and equipment — net	—	34,220	341,359	—	375,579
Goodwill	75,830	68,908	34,972	—	179,710
Intercompany receivables	276,520	—	987,813	(1,264,333)	—
Investment in subsidiaries	92,347	—	2,160,527	(2,252,874)	—
Receivables from joint venture partner	—	—	29,379	—	29,379
Other assets	10,546	12,149	26,804	—	49,499

Total assets	$1,036,722	$255,815	$4,280,578	$(4,276,221)	$1,296,894

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Long-term debt in default	400,000	—	—	—	400,000
Accounts payable	423	94,955	341,266	(330,884)	105,760
Other accrued expenses	92,422	15,410	28,839	—	136,671

Total current liabilities	492,845	110,365	375,855	(330,884)	648,181

Long-term debt	7,687	—	14,375	—	22,062
Deferred income taxes	3,673	—	25,695	—	29,368
Other long-term liabilities and minority interest	26,766	19,918	44,848	—	91,532
Intercompany payables	—	457,897	1,210,344	(1,668,241)	—

Stockholders’ equity	505,751	(332,365)	2,609,461	(2,277,096)	505,751

Total liabilities and stockholders’ equity	$1,036,722	$255,815	$4,280,578	$(4,276,221)	$1,296,894

	December 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$8,533	$1,197	$17,049	$—	$26,779
Accounts receivable	496,692	79,383	531,902	(946,631)	161,346
Inventories	—	58,450	357,067	—	415,517
Other assets	—	6,291	78,926	—	85,217

Total current assets	505,225	145,321	984,944	(946,631)	688,859

Property, plant and equipment — net	—	35,542	354,270	—	389,812
Goodwill	75,830	68,908	37,133	—	181,871
Intercompany receivables	334,598	—	935,132	(1,269,730)	—
Investment in subsidiaries	92,347	—	2,160,526	(2,252,873)	—
Receivables from joint venture partner	—	—	29,379	—	29,379
Other assets	11,120	12,166	21,494	—	44,780

Total assets	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Long-term debt in default	400,000	—	—	—	400,000
Accounts payable	100	76,262	571,394	(515,444)	132,312
Other accrued expenses	97,671	18,811	47,252	—	163,734

Total current liabilities	497,771	95,073	624,396	(515,444)	701,796

Long-term debt	7,433	—	17,250	—	24,683
Deferred income taxes	—	—	31,033	—	31,033
Other long-term liabilities and minority interest	26,884	14,157	49,116	—	90,157
Intercompany payables	—	497,038	1,189,735	(1,686,773)	—

Stockholder’s equity	487,032	(344,331)	2,611,348	(2,267,017)	487,032

Total liabilities & stockholder’s equity	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

	Three months ended June 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$59,246	$353,706	$(98,243)	$314,709
Cost of products sold	—	47,468	324,911	(98,243)	274,136

	—	11,778	28,795	—	40,573
Selling, general and administrative expenses	—	4,025	16,144	—	20,169

Income from operations	—	7,753	12,651	—	20,404
Interest expense	(9,805)	(2,200)	(12,508)	14,254	(10,259)
Foreign exchange loss	—	(14)	(1,468)	—	(1,482)
Investment and other income, net	2,499	251	15,364	(14,254)	3,860

Income (loss) from continuing operations before income taxes and minority interest	(7,306)	5,790	14,039	—	12,523
Income tax expense	—	—	3,090	—	3,090
Minority interest	—	—	(1,041)	—	(1,041)

Income (loss) from continuing operations	(7,306)	5,790	11,990	—	10,474
Income from discontinued operations, net of tax	841	—	—	—	841

Net income (loss)	$(6,465)	$5,790	$11,990	$—	$11,315

	Three months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$56,387	$408,950	$(151,599)	$313,738
Cost of products sold	—	43,828	351,529	(151,599)	243,758

	—	12,559	57,421	—	69,980
Selling, general and administrative expenses	—	18,137	10,175	—	28,312

Income (loss) from operations	—	(5,578)	47,246	—	41,668
Interest expense	(10,293)	(1,569)	(12,834)	13,560	(11,136)
Foreign exchange loss	(31)	—	(3,441)	—	(3,472)
Investment and other income, net	1,893	192	12,792	(13,560)	1,317

Income (loss) from continuing operations before income taxes and minority interest	(8,431)	(6,955)	43,763	—	28,377
Income tax expense	—	—	8,309	—	8,309
Minority interest	—	—	2,410	—	2,410

Net income (loss)	$(8,431)	$(6,955)	$33,044	$—	$17,658

	Six months ended June 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$113,941	$775,363	$(222,663)	$666,641
Cost of products sold	—	94,880	698,000	(222,663)	570,217

	—	19,061	77,363	—	96,424
Selling, general and administrative expenses	—	27,806	27,933	—	55,739

Income (loss) from operations	—	(8,745)	49,430	—	40,685
Interest expense	(19,405)	(4,244)	(26,240)	29,637	(20,252)
Foreign exchange loss	—	(31)	(2,781)	—	(2,812)
Investment and other income, net	4,797	524	30,169	(29,637)	5,853

Income (loss) from continuing operations before income taxes and minority interest	(14,608)	(12,496)	50,578	—	23,474
Income tax expense	—	—	5,791	—	5,791
Minority interest	—	—	(4,571)	—	(4,571)

Income (loss) from continuing operations	(14,608)	(12,496)	49,358	—	22,254
Income from discontinued operations, net of tax	1,625				1,625

Net income (loss)	$(12,983)	$(12,496)	$49,358	$—	$23,879

	Six months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$108,572	$865,689	$(293,893)	$680,368
Cost of products sold	—	83,512	708,101	(293,893)	497,720

	—	25,060	157,588	—	182,648
Selling, general and administrative expenses	—	44,989	21,533	—	66,522

Income (loss) from operations	—	(19,929)	136,055	—	116,126
Interest expense	(19,129)	(3,022)	(29,826)	31,643	(20,334)
Foreign exchange loss	(246)	(8)	(3,581)	—	(3,835)
Investment and other income, net	3,640	215	31,852	(31,643)	4,064

Income (loss) from continuing operations before income taxes and minority interest	(15,735)	(22,744)	134,500	—	96,021
Income tax expense	—	—	28,115	—	28,115
Minority interest	—	—	1,973	—	1,973

Net income (loss)	$(15,735)	$(22,744)	$104,412	$—	$65,933

	Six months ended June 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$8,072	$273	$10,876	$—	$19,221

Investing activities:
Expenditures for property, plant and equipment — net	—	(890)	(7,845)	—	(8,735)
Proceeds from sale of investments	—	—	4,534	—	4,534

Net cash used in investing activities	—	(890)	(3,311)	—	(4,201)

Financing activities:
Payments of long-term debt and revolving line of credit	(49,872)	—	(2,875)	—	(52,747)
Proceeds from the revolving line of credit	49,872	—	—	—	49,872
Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used in) financing activities	117	—	(2,875)	—	(2,758)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,605)	—	(1,605)

Increase (decrease) in cash and cash equivalents	8,189	(617)	3,085	—	10,657
Cash and cash equivalents at beginning of period	8,533	1,197	17,049	—	26,779

Cash and cash equivalents at end of period	$16,722	$580	$20,134	$—	$37,436

	Six months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$6,969	$(1,647)	$5,529	$—	$10,851

Investing activities:
Expenditures for property, plant and equipment — net	—	(985)	(5,385)	—	(6,370)
Acquisition of business	(6,715)	—	—	—	(6,715)

Net cash used in investing activities	(6,715)	(985)	(5,385)	—	(13,085)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,118)	—	(1,118)

Increase (decrease) in cash and cash equivalents	254	(2,632)	(974)	—	(3,352)
Cash and cash equivalents at beginning of period	8,839	4,553	41,327	—	54,719

Cash and cash equivalents at end of period	$9,093	$1,921	$40,353	$—	$51,367

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net sales for the three months ended June 30, 2005 were $314.7 million, an increase of less than 1% versus $313.7 million for the comparable period in 2004. Sales were favorably impacted by higher nickel metal prices in 2005, offset by the impact of lower cobalt metal prices and volumes. The average price of cobalt for the second quarter of 2005 was $15.03 compared to $24.91 for the second quarter of 2004. The average price of nickel for the second quarter of 2005 was $7.44 compared to $5.67 for the second quarter of 2004.

Gross profit decreased to $40.6 million for the three-months ended June 30, 2005, versus $70.0 million for the comparable period in 2004. The decrease in gross profit was principally due to lower selling prices as a result of the decrease in cobalt metal prices. Margins decreased due to the sale of cobalt finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in metal prices, lower nickel sales volumes, lower of cost or market (LCM) charge of $2.3 million in 2005 due to decreasing nickel metal prices at the end of the quarter, higher smelting and refining costs due to a new tolling agreement at the Company’s nickel refinery in Finland, the scheduled maintenance shut-down of the DRC smelter (see Note K to the condensed consolidated financial statements included in this quarterly report), and the negative impact of currency exchange effects resulting from the stronger euro compared to the U.S. dollar.

Selling, general and administrative expenses (SG&A) decreased by $8.1 million and as a percentage of sales to 6.4% in 2005 versus 9.0% for the comparable period in 2004. The decrease was due principally to the receipt of $10.9 million of insurance proceeds related to the shareholder class action litigation, reduced by $2.4 million of legal fees associated with the litigation. The amount of the settlement of these suits ($82.5 million) was expensed in 2003.

Other expense — net was $7.9 million for the three months ended June 30, 2005, versus $13.3 million for the comparable period in 2004. The decrease was due to lower foreign exchange losses in 2005 versus the comparable period in 2004, a gain of $2.4 million in 2005 on the sale of an investment in equity securities, and lower interest expense in 2005 due to the favorable impact of interest rate swaps.

The effective income tax rate for the three months ended June 30, 2005 was 24.7% versus 29.3% for the comparable period in 2004. The effective rate for both periods was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily Finland, which has a 26% and 29% statutory rate for 2005 and 2004, respectively) and a tax “holiday” from income taxes in Malaysia, partially offset by losses in the United States with no corresponding tax benefit.

Income from discontinued operations results from favorable translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Net income was $11.3 million, or $0.40 per diluted share, for the three months ended June 30, 2005 versus $17.7 million, or $0.62 per diluted share, for the comparable period in 2004, due primarily to the aforementioned factors.

Cobalt

Net sales for the three months ended June 30, 2005 were $133.6 million versus $165.1 million for the comparable period in 2004. The decrease was due primarily to lower metal prices. Operating profit was $6.4 million versus $39.0 million for the comparable period in 2004. The decrease was due primarily to the sale of finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in metal prices, lower metal selling prices, and the negative impact of a stronger euro against the U.S. dollar in 2005 compared to 2004.

The planned annual maintenance shutdown of the Company’s cobalt refinery in Finland was completed on schedule during the second quarter of 2005 and the refinery has resumed normal production. The Company’s joint venture in the DRC shut down its smelter as scheduled during January of 2005 for approximately four months for regular maintenance and production improvements. The smelter was re-opened in May of 2005.

Nickel

Net sales for the three months ended June 30, 2005 were $192.6 million versus $166.3 million for the comparable period in 2004, due primarily to higher market prices for nickel. This increase was partially offset by slightly lower sales volumes due to lower availability of raw material feedstocks. Operating profit was $14.5 million for each period. As a percentage of sales, operating profit in 2005 decreased to 7.5% from 8.7% in 2004, due primarily to higher smelting and refining costs due to a new tolling agreement at the Company’s nickel refinery in Finland, an LCM charge of $2.3 million due to decreasing nickel prices at the end of the quarter, lower volumes, and the impact of the stronger euro against the U.S. dollar in 2005 compared to 2004.

The planned annual maintenance shutdown of the company’s Finland-based nickel refinery was completed on schedule during the second quarter of 2005 and the refinery has resumed normal production.

Corporate expenses

Corporate expenses for the three months ended June 30, 2005 were $0.5 million versus $11.8 million for the comparable period in 2004. The amount in 2005 is reduced by the net insurance proceeds of $8.5 million received during the second quarter related to the shareholder class action litigation. Before the impact of the insurance proceeds, corporate expenses in 2005 were $9.0 million — lower than the corresponding amount in 2004 due primarily to professional fees in 2004 associated with the audit committee investigation and restatement process.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2005 were $666.6 million, a decrease of 2.0% versus $680.4 million for the comparable period in 2004. The decrease in sales resulted principally from lower cobalt metal prices in 2005 versus 2004 and lower volumes, partially offset by the positive impact of higher nickel metal prices.

Gross profit decreased to $96.4 million for the six month period ended June 30, 2005, versus $182.6 million for the comparable period in 2004. The decrease in gross profit was principally due to lower selling prices as a result of the decrease in cobalt metal prices. Margins decreased due to the sale of cobalt finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in cobalt metal prices, lower nickel sales volumes, a LCM charge of $2.3 million in 2005 due to decreasing nickel metal prices at the end of the second quarter, higher smelting and refining costs due to a new tolling agreement at the Company’s nickel refinery in Finland, the scheduled maintenance shut-down of the DRC smelter, and the negative impact of currency effects resulting from the stronger euro compared to the U.S. dollar.

Selling, general and administrative expenses decreased by $10.8 million and as a percentage of sales to 8.4% in 2005 versus 9.8% in 2004. The decrease was principally due to 2004 charges to administrative expense of $7.5 million related to the shareholder derivative lawsuits and $2.8 million for executive compensation awards. The 2005 amount includes an $8.7 million charge related to the former chief executive officer’s separation agreement and $8.5 million of income related to the receipt of insurance proceeds related to the shareholder lawsuits.

Other expense — net was $17.2 million for the six months ended June 30, 2005, versus $20.1 million for the comparable period in 2004. The decrease is due primarily to lower foreign exchange losses in 2005 versus the comparable period in 2004, and a gain of $2.4 million in 2005 on the sale of an investment in equity securities.

The effective income tax rate for the six months ended June 30, 2005 was 24.7% versus 29.3% for the comparable period 2004. The effective tax rate for both periods was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily Finland, which has a 26% and 29% statutory rate for 2005 and 2004, respectively) and a tax “holiday” from income taxes in Malaysia, partially offset by losses in the United States with no corresponding tax benefit.

Income from discontinued operations results from favorable translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Net income was $23.9 million, or $0.84 per diluted share, for the six months ended June 30, 2005 versus $65.9 million, or $2.31 per diluted share, in 2004, due primarily to the aforementioned factors.

Cobalt

Net sales for the six months ended June 30, 2005 were $293.6 million versus $329.1 million for the comparable period in 2004. The decrease in sales was due primarily to lower cobalt metal prices compared to the prior year.

Operating profit for the period was $14.5 million versus $90.3 million for the comparable period in 2004. The decrease was due primarily to the sale of finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in metal prices, lower metal selling prices, the scheduled maintenance shut-down of the smelter in the DRC in the first quarter of 2005, and the negative impact of a stronger euro against the U.S. dollar in 2005 compared to 2004.

Nickel

Net sales for the six months ended June 30, 2005 were $400.5 million versus $389.2 million for the comparable period in 2004, due primarily to higher metal market prices for nickel and improved volumes of nickel value-added products. This increase was partially offset by lower volumes of nickel metal products.

Operating profit for the six months ended June 30, 2005 was $43.5 million versus $58.5 million for the comparable period in 2004. The decline was due primarily to higher smelting and refining costs due to a new tolling agreement at the Finland nickel refinery, lower volumes, an LCM charge of $2.3 million in 2005 due to decreasing nickel metal prices at the end of the second quarter, and the impact of the stronger euro compared to the U.S. dollar.

Corporate expenses

Corporate expenses for the six months ended June 30, 2005 were $17.3 million versus $32.7 million for the comparable period in 2004. The decrease was due principally to charges in 2004 of $7.5 million related to the shareholder derivative lawsuits and $2.8 million for executive compensation. Corporate expenses in 2005 include a charge of $8.7 million related to the former chief executive officer’s separation agreement, which was substantially offset by the income from the receipt of net insurance proceeds of $8.5 million related to the shareholder class action lawsuits. Spending also decreased in 2005 due to higher professional fees in the comparable period in 2004 associated with the audit committee investigation and restatement process.

Liquidity and Capital Resources

Operating activities provided cash of $19.2 million during the six months ended June 30, 2005 versus providing cash of $10.9 million for the comparable period in 2004. Income from continuing operations for the six months ended June 30, 2005 was $22.3 million, which represents a decrease of $43.6 million versus the comparable period in 2004, as a result of the factors discussed above. Accounts receivable at June 30, 2005 decreased $21.7 million compared to December 31, 2004 primarily due to lower sales in the second quarter of 2005 compared to the fourth quarter of 2004. Inventories at June 30, 2005 decreased $53.3 million compared to December 31, 2004 due primarily to lower cobalt metal prices and lower nickel inventory quantities. Advances to suppliers decreased $18.9 million compared to December 31, 2004 due to the timing of the shipments of inventory at December 31, 2004 compared to June 30, 2005 that required prepayment to suppliers. Accounts payable decreased by $26.6 million compared to the fourth quarter of 2004, which corresponds with lower inventory levels. Cash of $74.0 million was paid into escrow during the second quarter of 2005 related to the settlement of the shareholder class action litigation. Such amount is classified separately as Restricted cash in escrow on the Condensed Consolidated Balance Sheet at June 30, 2005. The Company had no ability to use this amount in escrow for any purpose.

Capital expenditures for the six months ended June 30, 2005 and 2004 were $8.7 million and $6.4 million, respectively, primarily related to ongoing projects to maintain current operating levels.

During the second quarter of 2005, the Company received $4.5 million from the sale of an investment in equity securities, and recognized a gain of $2.4 million on the sale.

During the second quarter of 2005, the Company borrowed $49.9 million against its revolving credit facility to fund a portion of the monies paid into escrow related to the shareholder class action litigation. Such borrowings were repaid during the quarter with cash provided by operations.

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

On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings under this facility at June 30, 2005. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. Due to the filing of the Form 10-Qs for the first and second quarter of 2005 on September 23, 2005, the Company will no longer be in default and will be entitled to borrow under the credit agreement.

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

The Company has generated sufficient cash from operations during 2005 to provide for its working capital, debt service and capital expenditure requirements. The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service, litigation settlement and capital expenditure requirements for the remainder of 2005 and 2006.

The Company is a defendant in shareholder class action and derivative lawsuits alleging securities law violations relating to the decline in the Company’s stock price following the third quarter 2002 earnings announcement. The status of such lawsuits is described in Note D to the condensed consolidated financial statements included in this quarterly report.

Critical Accounting Policies

The condensed consolidated financial statements include the accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. During the first six months of 2005, there were no changes in the Company’s critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2004.

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
Item 3 Quantitative and Qualitative Disclosures About Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s 2004 Annual Report on Form 10-K. The Company’s exposure to market risk did not change materially between December 31, 2004 and June 30, 2005.
Item 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the chief executive officer, the former interim chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

Based on their evaluation, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.

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
Part II Other Information
Item 1 Legal Proceedings
The Company is a party to certain shareholder class action and derivative lawsuits related to the decline in the Company’s stock price after the third quarter of 2002 earnings announcement. A description of this litigation, including material developments occurring during the period covered by this report, is included in Note D to the condensed consolidated financial statements included in this quarterly report.
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