Form 10-Q
period 2005-09-30
OM GROUP INC
filed 2005-11-08
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes ☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2005: Common Stock, $.01 Par Value – 28,927,284 shares

OM GROUP, INC.
INDEX

Part I. Financial Information

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets – September 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Consolidated Operations – Three months ended September 30, 2005 and 2004; Nine months ended September 30, 2005 and 2004

Unaudited Condensed Statements of Consolidated Cash Flows – Nine months ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

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

Item 5. Other information

Item 6. Exhibits
EX-10.43 LETTER
EX-10.44: SEVERANCE AGREEMENT
EX-12 COMPUTATION OF EARNINGS
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATION

OM GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,868	$26,779
Accounts receivable, less allowances	169,556	161,346
Inventories	308,335	415,517
Advances to suppliers	9,982	32,498
Other	38,758	52,719

Total Current Assets	586,499	688,859

PROPERTY, PLANT AND EQUIPMENT, AT COST
Land	4,800	4,982
Buildings and improvements	163,795	161,566
Machinery and equipment	508,123	493,930
Furniture and fixtures	17,322	17,130

	694,040	677,608
Less accumulated depreciation	321,987	287,796

	372,053	389,812
OTHER ASSETS
Goodwill	179,761	181,871
Receivables from joint venture partner	29,379	29,379
Other	45,313	44,780

TOTAL ASSETS	$1,213,005	$1,334,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Long-term debt in default	$—	$400,000
Current portion of long-term debt	5,750	5,750
Accounts payable	90,175	132,312
Accrued employee costs	20,747	17,062
Retained liabilities of businesses sold	16,532	21,837
Shareholder litigation accrual	—	74,000
Other	38,277	50,835

Total Current Liabilities	171,481	701,796

LONG-TERM LIABILITIES
Long-term debt	418,458	24,683
Deferred income taxes	26,350	31,033
Shareholder litigation accrual	7,649	18,000
Minority interest	38,393	44,168
Other	35,082	27,989

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 28,988,519 shares in 2005 and 28,494,098 shares in 2004	289	285
Capital in excess of par value	509,500	498,250
Retained deficit	(4,834)	(32,080)
Treasury stock (61,235 shares in 2005 and 14,025 shares in 2004, at cost)	(2,226)	(710)
Accumulated other comprehensive income	12,863	21,287

Total Stockholders’ Equity	515,592	487,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,213,005	$1,334,701

See accompanying notes to unaudited condensed consolidated financial statements.

OM GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$306,586	$311,902	$973,227	$992,270
Cost of products sold	274,442	234,606	844,659	732,326

	32,144	77,296	128,568	259,944

Selling, general and administrative expenses	20,562	27,321	76,301	93,843

INCOME FROM OPERATIONS	11,582	49,975	52,267	166,101

OTHER INCOME (EXPENSE)
Interest expense	(10,159)	(9,766)	(30,411)	(30,100)
Foreign exchange gain (loss)	545	(2,967)	(2,267)	(6,802)
Investment and other income, net	1,246	1,803	7,099	5,867

	(8,368)	(10,930)	(25,579)	(31,035)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	3,214	39,045	26,688	135,066

Income tax expense	1,190	8,062	6,981	36,177
Minority interest	(1,204)	1,193	(5,775)	3,166

INCOME FROM CONTINUING OPERATIONS	3,228	29,790	25,482	95,723

DISCONTINUED OPERATIONS
Income from operations, net of tax	139	—	1,764	—

NET INCOME	$3,367	$29,790	$27,246	$95,723

Net income per common share — basic
Continuing operations	$0.11	$1.05	$0.89	$3.36
Discontinued operations	0.01	—	0.06	—

Net income	$0.12	$1.05	$0.95	$3.36

Net income per common share — assuming dilution
Continuing operations	$0.11	$1.04	$0.89	$3.35
Discontinued operations	0.01	—	0.06	—

Net income	$0.12	$1.04	$0.95	$3.35

Weighted average shares outstanding
Basic	28,591	28,470	28,530	28,470
Assuming dilution	28,615	28,642	28,593	28,613
See accompanying notes to unaudited condensed consolidated financial statements.

OM GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Income from continuing operations	$25,482	$95,723
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	37,036	37,856
Foreign exchange loss	2,267	6,802
Gain on sale of investment in equity securities	(2,359)	—
Gain on Weda Bay note receivable	(2,500)	—
Minority interest	(5,775)	3,166
Income from equity method investment	(3,876)	(3,959)
Other non-cash items	(5,256)	16,317
Changes in operating assets and liabilities
Decrease (increase) in inventories	107,182	(138,607)
Payment of shareholder litigation settlement	(74,000)	—
Other changes in operating assets and liabilities	(28,064)	(61)

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,137	17,237

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(18,489)	(11,909)
Proceeds from sale of investments in equity securities	4,534	—
Proceeds from Weda Bay note receivable	2,500	—
Proceeds from MPI note receivable	3,035	—
Acquisition of business	—	(6,715)

NET CASH USED IN INVESTING ACTIVITIES	(8,420)	(18,624)

FINANCING ACTIVITIES
Payments of long-term debt and revolving line of credit	(54,185)	—
Proceeds from the revolving line of credit	49,872	—
Proceeds from exercise of stock options	117	—

NET CASH USED IN FINANCING ACTIVITIES	(4,196)	—

Effect of exchange rate changes on cash and cash equivalents	(4,432)	(498)

Increase (decrease) in cash and cash equivalents	33,089	(1,885)

Cash and cash equivalents at beginning of period	26,779	54,719

Cash and cash equivalents at end of period	$59,868	$52,834

See accompanying notes to unaudited condensed consolidated financial statements.

Part I Financial Information
Item 1 Financial Statements
OM GROUP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Thousands of dollars, except as noted and per share amounts)
Note A Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of OM Group, Inc. and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note B Inventories
Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Raw materials and supplies	$192,828	$248,536
Work in process	27,774	37,711
Finished goods	87,733	129,270

	$308,335	$415,517

Note C Receivables from Joint Venture Partner
In 2001 and 2002, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the Democratic Republic of Congo (DRC). At September 30, 2005 and December 31, 2004, the receivables from this partner were $29.4 million. The receivables are secured by the partner’s interest (book value of $21.3 million at September 30, 2005 and $24.5 million at December 31, 2004) in the joint venture and are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). The receivables bear interest at a floating rate based on LIBOR plus a margin. The interest rate on the $22.9 million is LIBOR plus 2.75%, or 6.46%, at September 30, 2005. The interest rate on the $6.5 million is LIBOR plus 1.25%, or 4.35%, at September 30, 2005. The Company has recorded a full allowance against the interest due but not paid on the receivables. Dividends paid by the joint venture, if any, first serve to reduce the Company’s receivable before any amounts are remitted to the joint venture partner.
Note D Contingent Matters
In November 2002, the Company received notice that shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits alleged virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain executive officers and the members of the Board of Directors. Plaintiffs sought damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant. The Company and the lead plaintiff of the shareholder class action lawsuits entered into a Stipulation and Agreement of Settlement (the “Shareholder Class Action Agreement”) dated June 6, 2005, which Shareholder Class Action Agreement, as amended, was approved on September 8, 2005 by the U.S. District Court (the “Court”) hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during the fourth quarter of 2003 related to these lawsuits. During the third quarter of 2005, $8.5 million was paid by the issuance of 407,478 shares of common stock and the remaining $74.0 million was paid in cash to settle these lawsuits.
Insurance proceeds are available for contribution to the resolution of the shareholder class action lawsuits. As of September 30, 2005, insurance proceeds of $25.0 million have been received, representing both reimbursement of legal expenses incurred in 2003, 2004 and 2005 related to the lawsuits (approximately $16.5 million in total, of which $1.9 million and $3.0 million was received and recognized in the Unaudited Condensed Statements of Consolidated Operations in the first and second quarter of 2005, respectively), as well as reimbursement of a portion of the settlement amount paid by the Company during 2005 ($8.5 million which was received and recognized as income in the second quarter of 2005). Additional insurance proceeds of $19.0 million were received by the Company on November 4, 2005 and will be recognized as income in the fourth quarter of 2005.
In November 2002, the Company also received notice that shareholder derivative lawsuits had been filed in the U.S. District Court for the Northern District of Ohio against the then members of the Company’s Board of Directors and certain of its then executives. Derivative plaintiffs allege the directors and executives breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs seek a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors and executives to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings back to and including 1999. The Company and the lead plaintiffs of the shareholder derivative lawsuits have entered into a Stipulation and Agreement of Settlement dated September 23, 2005 (the “Shareholder Derivative Agreement”) which was preliminarily approved on September 29, 2005 by the U.S. District Court hearing the cases. The Shareholder Derivative Agreement provides for the Company to issue 380,000 shares of its common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation, and also requires the Company to implement various corporate governance changes. The Company recorded a charge to administrative expense of $2.0 million during the fourth quarter of 2003 and an additional charge to administrative expense of $7.5 million during the first quarter of 2004 related to these lawsuits.
The 380,000 shares of common stock expected to be issued in connection with the shareholder derivative litigation are marked-to-market through the unaudited condensed statement of consolidated operations based on changes in the Company’s stock price, as the liability is fixed in shares. The Company recognized income of $1.8 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, related to the mark-to-market of these shares. At September 30, 2005, the Company had an accrual of $7.6 million related to the shareholder derivative lawsuit.
At December 31, 2004, the Company had an aggregate accrual of $92.0 million for the shareholder class action and shareholder derivative lawsuits.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters.
A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At September 30, 2005 and December 31, 2004 the Company has recorded environmental liabilities of $7.1 million and $9.5 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey; St. George, Utah and Vasset, France. The Company has recorded $3.9 million in other current liabilities and $3.2 million in other long-term liabilities as of September 30, 2005.
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
Note E Pension and Other Postretirement Benefits
The components of the Company’s net periodic benefit expense (income) for its defined benefit pension plan and other postretirement benefits are shown below:

	Three months ended September 30,
	Defined Benefit Pension Plan		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$17	$—
Interest cost	305	216	63	50
Expected return on plan assets	(236)	(243)	—	—
Other	54	8	10	(8)

Net periodic benefit expense (income)	$123	$(19)	$90	$42

	Nine months ended September 30,
	Defined Benefit Pension Plan		Other Postretirement Benefits
	2005	2004	2005	2004
Service cost	$—	$—	$51	$—
Interest cost	915	648	189	150
Expected return on plan assets	(708)	(729)	—	—
Curtailment	4,728	—	—	—
Other	162	24	30	(24)

Net periodic benefit expense (income)	$5,097	$(57)	$270	$126

The curtailment expense included in the above table relates to the termination of James P. Mooney’s employment with the Company on January 11, 2005, as discussed in Note J.
The Medicare Prescription Drug, Improvement and Modernization Act (“Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB 106-2 became effective for the Company as of July 1, 2004 and have been applied prospectively. The impact of adopting FASB 106-2 was not significant.
Note F Earnings Per Share
The following table sets forth the computation of basic and dilutive income from continuing operations per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(amounts in thousands, except per share amounts)
Income from continuing operations	$3,228	$29,790	$25,482	$95,723

Weighted average shares outstanding	28,591	28,470	28,530	28,470
Dilutive effect of stock options and restricted stock	24	172	63	143

Weighted average shares outstanding – assuming dilution	28,615	28,642	28,593	28,613

Income per common share from continuing operations	$0.11	$1.05	$0.89	$3.36

Income per common share from continuing operations - assuming dilution	$0.11	$1.04	$0.89	$3.35

The following table sets forth the computation of basic and dilutive net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(amounts in thousands, except per share amounts)
Net income	$3,367	$29,790	$27,246	$95,723

Weighted average shares outstanding	28,591	28,470	28,530	28,470
Dilutive effect of stock options and restricted stock	24	172	63	143

Weighted average shares outstanding – assuming dilution	28,615	28,642	28,593	28,613

Net income per common share	$0.12	$1.05	$0.95	$3.36

Net income per common share - assuming dilution	$0.12	$1.04	$0.95	$3.35

Note G Comprehensive Income
During the three months ended September 30, 2005 and 2004, total comprehensive income was $0.5 million and $33.2 million, respectively. Total comprehensive income for the nine months ended September 30, 2005 and 2004 was $18.8 million and $93.2 million, respectively. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains and losses on commodity hedging activity, net of income taxes.
Note H Income Taxes
The income tax provision is based on the application of a forecasted annual effective income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated effective annual income tax rate.
The Company’s effective tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Effective income tax rate	37.0%	20.6%	26.2%	26.8%
Excluding discrete items, the effective income tax rate is lower than the statutory rate in the United States primarily due to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily in Finland) and a tax “holiday” from income taxes in Malaysia, both offset by losses in the United States with no corresponding tax benefit. In the third quarter of 2005, discrete items include a $0.7 million charge related to the liquidation of an entity in Thailand; and in the third quarter of 2004 discrete items include a benefit of $1.7 million as a result of adjusting deferred taxes in Finland for a rate change from 29% to 26% and a benefit of $1.7 million related to refundable Malaysian income taxes.
There is currently a case pending in the European Court of Justice that could impact the taxation of companies that do business in the European Union. Depending on the outcome of this case, the Company’s effective income tax rate could be negatively affected. At this time it is not practicable to predict the outcome of the case or estimate any impact on the taxation of the Company.
Note I Debt and Other Financial Instruments
Debt consists of the following:

	September 30,	December 31,
	2005	2004
Senior Subordinated Notes	400,000	$400,000
Note payable — bank	18,687	23,000
Deferred gain on termination of fair value hedges	6,170	6,711
Fair value of interest rate swaps (fair value hedges)	(649)	722

	424,208	430,433
Current: Current portion	5,750	5,750
Long-term debt in default	—	400,000

Total long-term debt	$418,458	$24,683

The Senior Subordinated Notes (the “Notes”) bear interest at 9.25% and mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Notes. The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes, and the Company reclassified the Notes from long-term to current as of March 31, 2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Form 10-Qs for each of the first three quarters of 2004 on June 10, 2005. The Company also was delayed in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005, which resulted in new events of default on August 17, 2005 under the indenture governing the Notes. However, the Company filed its 2004 Form 10-K on August 22, 2005 and filed its Form 10-Qs for the first and second quarters of 2005 on September 23, 2005, at which time it became current with respect to its required SEC periodic reports. At September 30, 2005, the Notes are classified as long-term as the Company is no longer in default under the indenture and the holders of the Notes no longer have the right to accelerate payment of the Notes.

Since the noteholders had the right to accelerate payment of the Notes at the time of filing the Form 10-K for the year ended December 31, 2004 the report of the Company’s independent registered public accounting firm dated August 19, 2005 contains an explanatory paragraph indicating conditions that raise substantial doubt about the Company’s ability to continue as a going concern. Because the Company is no longer in default under the indenture and the holders of the Notes no longer have the right to accelerate payment of the Notes, the Company believes the conditions that raised substantial doubt about the Company’s ability to continue as a going concern have been resolved.
On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings outstanding under this facility at September 30, 2005. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. Due to the filing of the delayed SEC reports as described above, the Company is no longer in default and is entitled to borrow under the credit agreement.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. At September 30, 2005, the balance of this loan was $18.7 million. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its DRC smelter joint venture partners. The loan receivable is recorded in Receivables from joint venture partners, bears interest at LIBOR plus 2.75% and matures in December 2008.
Note J Termination Charge
On January 11, 2005, James P. Mooney’s employment with the Company was terminated and he ceased to be its Chief Executive Officer. During the first quarter of 2005, the Company recorded a charge of $8.7 million related to his termination, in accordance with Mr. Mooney’s employment agreement and a supplemental executive retirement plan. Such amount includes termination benefits based on salary, estimated bonus (as calculated per the provisions in the agreement) and certain benefits to be paid over the remaining term of the agreement, as well as the actuarially-determined present value of amounts to be paid under a supplemental executive retirement plan. The Company is examining its alternatives for recovery against Mr. Mooney, including claims for disgorgement under the Sarbanes-Oxley Act of 2002. Any such claims would be recognized when settled. Including amounts accrued in previous periods, the total liability related to Mr. Mooney as of September 30, 2005 is $11.2 million.
Note K DRC Smelter Shut-down
During the first quarter of 2005, the Company’s joint venture in the DRC shut-down its smelter as scheduled for approximately four months for regular maintenance and production improvements. The impact of the shut-down reduced the Company’s gross profit and income from continuing operations by approximately $9.4 million and $5.2 million, respectively, for the nine months ended September 30, 2005. The smelter was re-opened in May of 2005.
Note L Recently Issued Accounting Standards
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An amendment of ARB No. 43.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees” and supersedes APB Opinion No. 25, ”Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect the adoption of SFAS No. 123R will have on the Company’s results of operations and financial position.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company will consider the guidance of SAB No. 107 when it adopts SFAS No. 123R.
In May 2005, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation.” The FSP clarifies that, for freestanding financial instruments originally issued as employee compensation, a requirement to deliver registered shares, in and of itself, will not result in liability classification. The Company will apply the guidance in this FSP in accordance with the effective date and transition provisions of SFAS No. 123R.
The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85 percent of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). In accordance with FSP 109-1, the Company will treat the deduction for qualified domestic manufacturing as a special deduction in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s consolidated financial statements in 2004 or the first nine months of 2005. The phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in the future. In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company does not expect to repatriate any foreign earnings under the repatriation provision of the AJCA.
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the effect the adoption of FIN No. 47 will have on the Company’s results of operations or financial position.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.
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
While its primary manufacturing sites are in Finland, the Company also has manufacturing and other facilities in Australia, North America, other countries in Europe and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 25% of the Company’s investment in property, plant and equipment is located in the Democratic Republic of Congo where the Company operates a smelter through a 55% owned joint venture.
These segments correspond to management’s approach to aggregating products and business units, making operating decisions and assessing performance. The following table reflects the results of the segments.
OM GROUP, INC.
SEGMENT DATA
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales
Cobalt	$129,268	$163,281	$422,883	$492,389
Nickel	191,915	170,479	592,457	559,652
Intercompany sales between segments:
Cobalt	(347)	(582)	(831)	(2,365)
Nickel	(14,250)	(21,276)	(41,282)	(57,406)

Total net sales	$306,586	$311,902	$973,227	$992,270

Income from operations
Cobalt	$6,521	$39,125	$21,007	$129,466
Nickel	12,233	21,056	55,714	79,516
Corporate expenses (a)	(7,172)	(10,206)	(24,454)	(42,881)

Total income from operations	$11,582	$49,975	$52,267	$166,101

Interest expense	(10,159)	(9,766)	(30,411)	(30,100)
Foreign exchange gain (loss)	545	(2,967)	(2,267)	(6,802)
Investment and other income, net	1,246	1,803	7,099	5,867

Income from continuing operations before income taxes and minority interest	$3,214	$39,045	$26,688	$135,066

(a)	For the nine months ended September 30, 2005 corporate expenses decreased due to the receipt of net insurance proceeds of $8.5 million related to the shareholder class action lawsuits and $1.9 million of income related to the mark-to-market of 380,000 shares of common stock expected to be issued in connection with the shareholder derivative litigation, partially offset by an $8.7 million charge related to the former chief executive officer’s termination. Corporate expenses for the nine months ended September 30, 2004 included a $7.5 million charge related to the shareholder derivative lawsuits and a $4.9 million charge for executive compensation awards, of which $3.4 million related to the departure of the Company’s former chief financial officer. In addition, corporate expenses for the nine months ended September 30, 2004 included increased legal and professional fees associated with the restatement process, audit committee investigation and implementation of processes to comply with Sarbanes-Oxley requirements.
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
The Company’s foreign subsidiaries are not guarantors of these Notes. The Company, as presented below, represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	September 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$17,548	$786	$41,534	$—	$59,868
Accounts receivable, less allowances	498,468	92,708	349,688	(771,308)	169,556
Inventories	—	54,220	254,115	—	308,335
Other	—	4,204	44,536	—	48,740

Total current assets	516,016	151,918	689,873	(771,308)	586,499

Property, plant and equipment — net	—	34,235	337,818	—	372,053
Goodwill	75,830	68,908	35,023	—	179,761
Intercompany receivables	274,958	—	988,347	(1,263,305)	—
Investment in subsidiaries	92,347	—	2,160,526	(2,252,873)	—
Receivables from joint venture partner	—	—	29,379	—	29,379
Other assets	8,100	12,653	24,560	—	45,313

Total assets	$967,251	$267,714	$4,265,526	$(4,287,486)	$1,213,005

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Accounts payable	1,606	102,860	317,769	(332,060)	90,175
Other accrued expenses	27,505	14,305	33,746	—	75,556

Total current liabilities	29,111	117,165	357,265	(332,060)	171,481

Long-term debt	405,521	—	12,937	—	418,458
Deferred income taxes	—	—	26,350	—	26,350
Other long-term liabilities and minority interest	17,027	19,172	44,925	—	81,124
Intercompany payables	—	497,189	1,192,176	(1,689,365)	—

Stockholders’ equity	515,592	(365,812)	2,631,873	(2,266,061)	515,592

Total liabilities and stockholders’ equity	$967,251	$267,714	$4,265,526	$(4,287,486)	$1,213,005

	December 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$8,533	$1,197	$17,049	$—	$26,779
Accounts receivable, less allowances	496,692	79,383	531,902	(946,631)	161,346
Inventories	—	58,450	357,067	—	415,517
Other	—	6,291	78,926	—	85,217

Total current assets	505,225	145,321	984,944	(946,631)	688,859

Property, plant and equipment — net	—	35,542	354,270	—	389,812
Goodwill	75,830	68,908	37,133	—	181,871
Intercompany receivables	334,598	—	935,132	(1,269,730)	—
Investment in subsidiaries	92,347	—	2,160,526	(2,252,873)	—
Receivables from joint venture partner	—	—	29,379	—	29,379
Other assets	11,120	12,166	21,494	—	44,780

Total assets	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

Current liabilities:
Long-term debt in default	$400,000	$—	$—	$—	$400,000
Current portion of long-term debt	—	—	5,750	—	5,750
Accounts payable	100	76,262	571,394	(515,444)	132,312
Other accrued expenses	97,671	18,811	47,252	—	163,734

Total current liabilities	497,771	95,073	624,396	(515,444)	701,796

Long-term debt	7,433	—	17,250	—	24,683
Deferred income taxes	—	—	31,033	—	31,033
Other long-term liabilities and minority interest	26,884	14,157	49,116	—	90,157
Intercompany payables	—	497,038	1,189,735	(1,686,773)	—

Stockholder’s equity	487,032	(344,331)	2,611,348	(2,267,017)	487,032

Total liabilities and stockholder’s equity	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

	Three months ended September 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$51,577	$345,305	$(90,296)	$306,586
Cost of products sold	—	42,461	322,277	(90,296)	274,442

	—	9,116	23,028	—	32,144
Selling, general and administrative expense	—	9,116	11,446	—	20,562

Income from operations	—	—	11,582	—	11,582
Interest expense	(9,800)	(2,297)	(12,420)	14,358	(10,159)
Foreign exchange gain	—	4	541	—	545
Investment and other income, net	186	327	15,091	(14,358)	1,246

Income (loss) from continuing operations before income taxes and minority interest	(9,614)	(1,966)	14,794	—	3,214
Income tax expense	—	—	1,190	—	1,190
Minority interest	—	—	(1,204)	—	(1,204)

Income (loss) from continuing operations	(9,614)	(1,966)	14,808	—	3,228
Income from discontinued operations, net of tax	139	—	—	—	139

Net income (loss)	$(9,475)	$(1,966)	$14,808	$—	$3,367

	Three months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$53,391	$400,555	$(142,044)	$311,902
Cost of products sold	—	34,584	342,066	(142,044)	234,606

	—	18,807	58,489	—	77,296
Selling, general and administrative expense	—	17,302	10,019	—	27,321

Income from operations	—	1,505	48,470	—	49,975
Interest expense	(9,367)	(1,311)	(12,853)	13,765	(9,766)
Foreign exchange gain (loss)	(129)	17	(2,855)	—	(2,967)
Investment and other income, net	1,620	314	13,634	(13,765)	1,803

Income (loss) before income taxes and minority interest	(7,876)	525	46,396	—	39,045
Income tax expense	—	—	8,062	—	8,062
Minority interest	—	—	1,193	—	1,193

Net income (loss)	$(7,876)	$525	$37,141	$—	$29,790

	Nine months ended September 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$165,518	$1,120,668	$(312,959)	$973,227
Cost of products sold	—	137,341	1,020,277	(312,959)	844,659

	—	28,177	100,391	—	128,568
Selling, general and administrative expense	—	36,921	39,380	—	76,301

Income (loss) from operations	—	(8,744)	61,011	—	52,267
Interest expense	(29,205)	(6,541)	(38,659)	43,994	(30,411)
Foreign exchange loss	—	(27)	(2,240)	—	(2,267)
Investment and other income, net	4,984	850	45,259	(43,994)	7,099

Income (loss) from continuing operations before income taxes and minority interest	(24,221)	(14,462)	65,371	—	26,688
Income tax expense	—	—	6,981	—	6,981
Minority interest	—	—	(5,775)	—	(5,775)

Income (loss) from continuing operations	(24,221)	(14,462)	64,165	—	25,482
Income from discontinued operations, net of tax	1,764	—	—	—	1,764

Net income (loss)	$(22,457)	$(14,462)	$64,165	$—	$27,246

	Nine months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$161,963	$1,266,244	$(435,937)	$992,270
Cost of products sold	—	118,097	1,050,166	(435,937)	732,326

	—	43,866	216,078	—	259,944
Selling, general and administrative expense	—	62,290	31,553	—	93,843

Income (loss) from operations	—	(18,424)	184,525	—	166,101
Interest expense	(28,496)	(4,333)	(42,679)	45,408	(30,100)
Foreign exchange gain (loss)	(375)	9	(6,436)	—	(6,802)
Investment and other income, net	5,260	528	45,487	(45,408)	5,867

Income (loss) before income taxes and minority interest	(23,611)	(22,220)	180,897	—	135,066
Income tax expense	—	—	36,177	—	36,177
Minority interest	—	—	3,166	—	3,166

Net income (loss)	$(23,611)	$(22,220)	$141,554	$—	$95,723

	Nine months ended September 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$6,398	$1,528	$42,211	$—	$50,137

Investing activities:
Expenditures for property plant and equipment	—	(1,939)	(16,550)	—	(18,489)
Proceeds from sale of investments in equity securities	—	—	4,534	—	4,534
Proceeds from Weda Bay note receivable	2,500	—	—	—	2,500
Proceeds from MPI note receivable	—	—	3,035	—	3,035

Net cash provided by (used in) investing activities	2,500	(1,939)	(8,981)	—	(8,420)

Financing activities:
Payments of long-term debt and revolving line of credit	(49,872)	—	(4,313)	—	(54,185)
Proceeds from the revolving line of credit	49,872	—	—	—	49,872
Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used in) financing activities	117	—	(4,313)	—	(4,196)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4,432)	—	(4,432)

Increase (decrease) in cash and cash equivalents	9,015	(411)	24,485	—	33,089
Cash and cash equivalents at beginning of period	8,533	1,197	17,049	—	26,779

Cash and cash equivalents at end of period	$17,548	$786	$41,534	$—	$59,868

	Nine months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$14,064	$(1,486)	$4,659	$—	$17,237

Investing activities:
Expenditures for property plant and equipment	—	(2,008)	(9,901)	—	(11,909)
Acquisition of business	(6,715)	—	—	—	(6,715)

Net cash used in investing activities	(6,715)	(2,008)	(9,901)	—	(18,624)

Effect of exchange rate changes on cash and cash equivalents	—	—	(498)	—	(498)

Increase (decrease) in cash and cash equivalents	7,349	(3,494)	(5,740)	—	(1,885)
Cash and cash equivalents at beginning of period	8,839	4,553	41,327	—	54,719

Cash and cash equivalents at end of period	$16,188	$1,059	$35,587	$—	$52,834

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
Results of Operations
Third Quarter of 2005 Compared with Third Quarter of 2004
Net sales for the third quarter of 2005 were $306.6 million, a decrease of 1.7% compared with $311.9 million for the third quarter of 2004. The increase in net sales in the nickel segment, primarily due to increased volume and higher metal prices, was more than offset by decreased net sales in the cobalt segment, primarily due to lower selling prices caused by lower cobalt metal prices. The average price of cobalt for the third quarter of 2005 was $13.41 compared with $23.18 for the third quarter of 2004. The average London Metal Exchange (“LME”) nickel price for the third quarter of 2005 was $6.61 per pound compared with $6.35 per pound for the third quarter of 2004.
Gross profit decreased to $32.1 million in the third quarter of 2005 compared with $77.3 million in the third quarter of 2004. The decrease in gross profit in the cobalt segment was primarily due to the decrease in selling prices discussed above and the sale of finished goods manufactured using higher cost raw materials that were purchased before the decrease in metal prices that has occurred throughout 2005. The gross profit decrease in the nickel segment was primarily due to reduced production volume due to the limited availability of raw material feedstocks, higher tolling and refining costs, lower by-product credits as a result of the lower cobalt price and a $3.8 million lower of cost or market charge. These factors were partially offset by the positive impact of a higher nickel price in 2005.
Selling, general and administrative expenses decreased by $6.8 million and as a percentage of sales to

6.7% in the third quarter of 2005 compared with 8.8% in the third quarter of 2004. The decrease was primarily due to the receipt of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002 and $1.8 million of income related to the mark-to-market of 380,000 shares of common stock expected to be issued in connection with the shareholder derivative litigation.
Other expense – net was $8.4 million for the three months ended September 30, 2005 compared with $10.9 million for the three months ended September 30, 2004. The decrease was primarily due to a $0.5 million foreign exchange gain in the third quarter of 2005 compared with a $3.0 million loss in the third quarter of 2004.
The effective income tax rate for the three months ended September 30, 2005 was 37.0% compared with 20.6% for the three months ended September 30, 2004. The rate for the third quarter of 2005 includes a $0.7 million charge related to the liquidation of an entity in Thailand. The rate for the third quarter of 2004 includes a benefit of $1.7 million as a result of adjusting deferred taxes in Finland for a rate change from 29% to 26% and a benefit of $1.7 million related to refundable Malaysian income taxes. Excluding the effect of these discrete items, the effective income tax rate is lower than the statutory rate in the United States primarily due to a higher proportion of earnings in jurisdictions having lower statutory rates (primarily in Finland, which has a 26% and 29% statutory rate for 2005 and 2004, respectively).
Net income was $3.4 million, or $0.12 per diluted share, for the three months ended September 30, 2005 compared with $29.8 million, or $1.04 per diluted share, for the three months ended September 30, 2004.
Cobalt
Net sales decreased 20.8% to $129.3 million for the third quarter of 2005 compared with $163.3 million for the third quarter of 2004. The decrease was primarily due to lower metal prices which resulted in lower product selling prices. Operating profit was $6.5 million for the third quarter of 2005 compared with $39.1 million for the third quarter of 2004. As a percentage of sales, operating profit decreased to 5.0% for the third quarter of 2005 compared with 24.0% for the third quarter of 2004. The decrease in operating profit is primarily due to the sale of finished goods manufactured using higher cost raw materials that were purchased before the decrease in metal prices that has occurred throughout 2005. Additionally, a 6% decrease in product sales volumes, primarily of organics products and decreased production and delayed shipments from the DRC smelter also contributed to the decline.
Nickel
Net sales increased 12.6% to $191.9 million for the third quarter of 2005 compared with $170.5 million for the third quarter of 2004 primarily due to increased volume and higher metal prices. Reduced production volume due to the limited availability of raw material feedstocks was offset by the sale of purchased product. Operating profit was $12.2 million for the third quarter of 2005 compared with $21.1 million for the third quarter of 2004. As a percentage of sales, operating profit decreased to 6.4% for the third quarter of 2005 compared with 12.4% for the third quarter of 2004, primarily due to lower production due to lack of raw material feed, resulting in higher costs per unit produced; higher tolling and refining costs; the longer than anticipated shut-down of the smelter (due to the lack of raw material feed); a lower of cost or market charge of $3.8 million due to declining nickel prices at September 30, 2005; and lower by-product credits as a result of the lower cobalt price. These factors were partially offset by the positive impact of a higher average nickel price in 2005, the receipt in the third quarter of 2005 of $2.5 million related to collection of a note receivable that had been fully reserved in 2002, and the July 2004 mechanical failure at the Company’s facility in Australia that negatively impacted operating profit in the 2004 third quarter by $3.9 million.
Corporate expenses
Corporate expenses for the third quarter of 2005 decreased $3.0 million to $7.2 million compared with $10.2 million for the third quarter of 2004 primarily due to $1.8 million of income related to the mark-to-market of 380,000 shares of common stock expected to be issued in connection with the shareholder derivative litigation, and decreased legal and employee-compensation expense in the third quarter of 2005 compared with the third quarter of 2004. Employee compensation expense in the third quarter of

2004 included a $1.2 million charge for the modification of certain existing stock options.
First Nine Months of 2005 Compared with First Nine Months of 2004
Net sales for the nine months ended September 30, 2005 were $973.2 million, a decrease of 1.9% compared with $992.3 million for the nine months ended September 30, 2004. The decrease resulted principally from lower cobalt metal prices and lower nickel sales volumes due to lower availability of raw material feedstocks, partially offset by the positive impact of higher nickel metal prices.
Gross profit decreased to $128.6 million for the nine months ended September 30, 2005, compared with $259.9 million for the nine months ended September 30, 2004. The decrease in gross profit was primarily due to the decrease in cobalt metal prices during 2005 compared with the impact of increasing cobalt metal prices in 2004. Margins decreased due to the sale of cobalt finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in cobalt metal prices. Additional items impacting gross profit for the nine months ended September 30, 2005 were lower of cost or market charges of $6.1 million in 2005 due to decreasing metal prices, lower nickel production, higher tolling and refining costs due to a new tolling agreement at the Company’s nickel refinery in Finland and the extensive scheduled maintenance shut-down of the DRC smelter.
Selling, general and administrative expenses decreased by $17.5 million and as a percentage of sales to 7.8% in the first nine months of 2005 compared with 9.5% in the first nine months of 2004. The decrease was principally due to $8.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action lawsuits, $2.5 million related to the collection of a note receivable that had been fully reserved in 2002, and $1.9 million of income related to the mark-to-market of 380,000 shares of common stock expected to be issued in connection with the shareholder derivative litigation. These decreases were partially offset by an $8.7 million charge related to the former chief executive officer’s termination. Selling, general and administrative expense for the first nine months of 2004 included a $7.5 million charge related to the shareholder derivative lawsuits and $4.9 million for executive compensation awards, of which $3.4 million related to the departure of the Company’s former chief financial officer. In addition, selling, general and administrative expenses in 2004 included higher legal and professional fees associated with the restatement process, audit committee investigation and implementation of processes to comply with Sarbanes-Oxley requirements.
Other expense – net was $25.6 million for the nine months ended September 30, 2005 compared with $31.0 million for the nine months ended September 30, 2004. The decrease is due primarily to lower foreign exchange losses in the first nine months of 2005 compared with the first nine months of 2004 and a gain of $2.4 million on the sale of investments in equity securities.
The effective income tax rate for the nine months ended September 30, 2005 was 26.2% compared with 26.8% for the nine months ended September 30, 2004. The effective tax rate for both periods was lower than the statutory rate in the United States due primarily to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily in Finland, which has a 26% and 29% statutory rate for 2005 and 2004, respectively) and a tax “holiday” from income taxes in Malaysia, partially offset by losses in the United States with no corresponding tax benefit.
Income from discontinued operations results from favorable foreign currency translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net income was $27.2 million, or $0.95 per diluted share, for the nine months ended September 30, 2005 compared with $95.7 million, or $3.35 per diluted share, for the nine months ended September 30, 2004.
Cobalt
Net sales for the nine months ended September 30, 2005 were $422.9 million compared with $492.4 million for the nine months ended September 30, 2004. The decrease was primarily due to lower product selling prices caused by lower cobalt metal prices in the first nine months of 2005 compared with the first nine months of 2004.
Operating profit for the nine months ended September 30, 2005 was $21.0 million compared with $129.5 million for the nine months ended September 30, 2004. The decrease was primarily due to the sale of finished goods manufactured using higher cost raw materials that were purchased before the overall decrease in metal prices, lower cobalt metal prices, a 4% decrease in product sales volumes, primarily organics products and the scheduled maintenance shut-down of the smelter in the DRC during the first four months of 2005. Operating profit for the nine months ended September 30, 2004 included the benefit of increasing cobalt prices, resulting in the sale of finished goods manufactured using lower cost raw materials.
Nickel
Net sales for the nine months ended September 30, 2005 were $592.5 million compared with $559.7 million for the nine months ended September 30, 2004, due primarily to higher metal market prices for nickel.
Operating profit for the nine months ended September 30, 2005 was $55.7 million compared with $79.5 million for the nine months ended September 30, 2004. The decline was primarily due to higher tolling and refining costs due to a new tolling agreement at the Finland nickel refinery, lower production volumes due to lack of raw material feed resulting in higher costs per unit produced, lower by-product credits as a result of the lower cobalt price and lower of cost or market charges of $6.1 million due to decreasing nickel metal prices. These factors were partially offset by a higher average nickel price in 2005, the receipt in the third quarter of 2005 of $2.5 million related to collection of a note receivable that had been fully reserved in 2002 and the July 2004 mechanical failure at the Company’s facility in Australia that negatively impacted operating profit in the 2004 third quarter by $3.9 million.
Corporate expenses
Corporate expenses for the nine months ended September 30, 2005 were $24.5 million compared with $42.9 million for the nine months ended September 30, 2004. Selling general and administrative expenses for the first nine months of 2005 include $8.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action lawsuits, and $1.9 million of income related to the mark-to-market of 380,000 shares of common stock expected to be issued in connection with the shareholder derivative litigation, both partially offset by an $8.7 million charge related to the former chief executive officer’s termination. Selling, general and administrative expense for the first nine months of 2004 included a $7.5 million charge related to the shareholder derivative lawsuits and $4.9 million for executive compensation awards, of which $3.4 million related to the departure of the Company’s former chief financial officer. In addition, selling, general and administrative expenses in 2004 included higher legal and professional fees associated with the restatement process, audit committee investigation and implementation of processes to comply with Sarbanes-Oxley requirements.
Liquidity and Capital Resources
Cash Flows
Net cash provided by operating activities increased $32.9 million in the first nine months of 2005 compared with the first nine months of 2004. This increase was primarily due to the positive cash flow impact of a $107.2 million decrease in inventory at September 30, 2005 compared with December 31, 2004 versus an increase in inventory at September 30, 2004 of $138.6 million compared with December 31, 2003. The increase in inventory during 2004 was primarily due to higher metal prices and a build of inventory due to the planned shutdown of the cobalt smelter in the DRC in January of 2005. The decrease in inventory during 2005 was primarily due to lower metal prices, lower availability of raw material feedstocks and Company initiatives to reduce inventory levels. Advances to suppliers decreased $22.5 million at September 30, 2005 compared with December 31, 2004 due to a decrease in shipments of inventory that required prepayment to suppliers as a result of the overall decrease in inventory discussed above.
The favorable cash flow impact of the inventory reduction in 2005 was partially offset by the payment of $74.0 million related to the shareholder litigation settlement in the first nine months of 2005, a $70.2 million reduction in income from continuing operations and a $42.1 million decrease in accounts payable in the first nine months of 2005, compared with a $10.9 million increase in accounts payable in the first nine months of 2004 which corresponds to the changes in inventory levels.
Net cash used in investing activities decreased $10.2 million in the first nine months of 2005 compared with the first nine months of 2004 primarily due to the receipt of $4.5 million from the sale of an investment in equity securities and $5.5 million of proceeds from repayment of notes receivable.
Capital Expenditures
Capital expenditures for the nine months ended September 30, 2005 and 2004 were $18.5 million and $11.9 million, respectively, primarily related to ongoing projects to maintain current operating levels.
Financing Activities
During the second quarter of 2005, the Company borrowed $49.9 million under its revolving credit facility to fund a portion of the amount paid into escrow related to the shareholder class action litigation. Such borrowings were repaid in full during the second quarter with cash provided by operations.
The Senior Subordinated Notes (the “Notes”) bear interest at 9.25% and mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Notes. The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes, and the Company reclassified the Notes from long-term to current as of March 31, 2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Form 10-Qs for each of the first three quarters of 2004 on June 10, 2005. The Company also was delayed in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005, which resulted in new events of default on August 17, 2005 under the indenture governing the Notes. However, the Company filed its 2004 Form 10-K on August 22, 2005 and filed its Form 10-Qs for the first and second quarters of 2005 on September 23, 2005, at which time it became current with respect to its required SEC periodic reports. At September 30, 2005, the Notes are classified as long-term as the Company is no longer in default under the indenture and the holders of the Notes no longer have the right to accelerate payment of the Notes.
Since the noteholders had the right to accelerate payment of the Notes at the time of filing the Form 10-K for the year ended December 31, 2004, the report of the Company’s independent registered public accounting firm dated August 19, 2005 contains an explanatory paragraph indicating conditions that raise substantial doubt about the Company’s ability to continue as a going concern. Because the Company is no longer in default under the indenture and the holders of the Notes no longer have the right to accelerate payment of the Notes, the Company believes the conditions that raised substantial doubt about the Company’s ability to continue as a going concern have been resolved.
On August 7, 2003, the Company entered into a $150 million Senior Secured Revolving Credit Facility with a group of lending institutions. The facility bears interest at a rate of LIBOR plus 2.00% to 3.00% or PRIME plus 0.25% to 1.25% and matures in August 2006. There were no borrowings outstanding under this facility at September 30, 2005. Because of the delay by the Company in filing required periodic reports with the SEC during 2004, the Company failed to comply with specific covenants in the related credit agreement and events of default occurred under the credit agreement. Due to the filing of the delayed SEC reports as described above, the Company is no longer in default and is entitled to borrow under the credit agreement.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. At September 30, 2005, the balance of this loan was $18.7 million. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its DRC smelter joint venture partners. The loan receivable is recorded in Receivables from joint venture partners, bears interest at LIBOR plus 2.75% and matures in December 2008.
The Company has generated sufficient cash from operations during 2005 to provide for its working capital, debt service, litigation settlements and capital expenditure requirements. The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements for the remainder of 2005 and at least until the current revolving credit facility’s expiration in August 2006. The Company intends to refinance this revolving credit facility prior to its expiration; however there can be no assurance that a new line of credit can be obtained on favorable terms.

Contractual Obligations, Contingent Liabilities and Commitments
As a result of the reclassification of the Notes from current to long-term as of September 30, 2005, there have been changes to the timing of obligated cash flows compared to the amounts reported in the Company’s Form 10-K for the year ended December 31, 2004. These updated obligations are as follows:

	Payments due by period
	Total	2005-2006	2007-2008	2009-2010	After 2010
Debt obligations	423,000	11,500	11,500	—	400,000
Since December 31, 2004, there have been no other significant changes in the total amount of the Company’s contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2004.
Critical Accounting Policies
The condensed consolidated financial statements include the accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. During the first nine months of 2005, there were no changes in the Company’s critical accounting policies as disclosed in its Form 10-K filed for the year ended December 31, 2004.
Cautionary Statement for Safe Harbor Purposes
The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
Important factors that may affect the Company’s expectations, estimates or projections include:
•	the speed and sustainability of price changes in cobalt and nickel;

•	the potential for lower of cost or market write-downs of the carrying value of inventory necessitated by decreases in the market prices of cobalt and nickel;

•	the availability of competitively priced supplies of raw materials, particularly cobalt and nickel;

•	the risk that new or modified internal controls, implemented in response to the 2004 investigation by the audit committee of the Company’s board of directors and the Company’s examination of its internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, are not effective and need to be improved;

•	the demand for metal-based specialty chemicals and products in the Company’s markets;

•	the effect of fluctuations in currency exchange rates on the Company’s international operations;

•	the effect of non-currency risks of investing and conducting operations in foreign countries, including political, social, economic and regulatory factors;

•	the effect of changes in domestic or international tax laws;

•	the outcome of the previously announced SEC Division of Enforcement review of the investigation conducted by the Company’s audit committee;

•	the general level of global economic activity and demand for the Company’s products; and

•	the completion of the settlement of the shareholder derivative lawsuits filed against certain of the Company’s former executives and certain of its current and former directors in a manner that is consistent with the Stipulation and Agreement of Settlement reached with the lead plaintiffs in such lawsuits.
Item 3 Quantitative and Qualitative Disclosures About Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s 2004 Annual Report on Form 10-K. The Company’s exposure to market risk did not change materially between December 31, 2004 and September 30, 2005.
Item 4 Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis.
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
Based on their evaluation and considering the material weakness letter received in August 2005 and the ongoing process to remediate the material weakness in the internal controls over financial reporting, the chief executive officer and the chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 in timely alerting them to material information relating to the Company and its subsidiaries that is required to be included in the Company’s SEC filings.
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

Commencing in 2003, the Company has made changes and additions to its financial management team. These changes in personnel include the following positions: chief financial officer, corporate controller, treasurer, and manager of financial reporting, and the addition of personnel to the following new positions: group controllers for cobalt and nickel, tax manager, director of internal audit, and the hiring of additional accounting staff at both the corporate and the business groups. In addition, the Company eliminated the prior information technologies team, replacing them with an externally resourced technology organization which will be managed by a new Vice President of Information Systems.
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
The Company has developed revised monthly management reports to communicate more timely and relevant financial information to the entire management group (including operating units). The Company has made many improvements in this area during the last half of 2004 and first nine months of 2005, including continually challenging the specific content included in the report based on input from users, as well as involving operating unit controllers in validating the information provided.
The Company has made significant improvements to its information systems, the controls surrounding these systems and the users understanding of how they can be used to improve business processes. Daily transactional accuracy and thoroughness has improved significantly resulting in less month end corrections and customer/vendor errors.
The Company created a worldwide whistleblower program managed by human resources, completely independent of its operating units and corporate.
The people, process and technology enhancements outlined above significantly overlap with continuing activities being undertaken by the Company in order to meet requirements of Section 404 of the Sarbanes-Oxley Act. During the fourth quarter of 2003, the Company engaged consultants to help management document and test the Company’s internal controls over financial reporting, help to identify internal control deficiencies and develop appropriate remediation plans. From the fourth quarter of 2003 through the third quarter of 2005, the Company has spent approximately $2.5 million on this external assistance. Although this process is not completed, it has resulted in more formalized, company-wide financial policies and procedures to standardize and improve processes and controls; improved procedures related to reconciliation of key accounts; improved segregation of duties; enhanced oversight and review by management; and access restrictions to critical systems.

By implementing the above actions, the Company believes that issues raised by the material weakness letter received from the independent registered public accounting firm have been or are in the process of being remediated.
Part II Other Information
Item 1 Legal Proceedings
The Company is a party to certain shareholder derivative lawsuits related to the decline in the Company’s stock price after the third quarter of 2002 earnings announcement. A description of this litigation, including material developments occurring during the period covered by this report, is included in Note D to the condensed consolidated financial statements included in this quarterly report.
The Company has been a party to certain shareholder class action lawsuits related to the decline in the Company’s stock price after the third quarter of 2002 earnings announcement. A description of this litigation, including material developments and the final resolution of this litigation that occurred during the period covered by this report, is included in Note D to the condensed consolidated financial statements included in this quarterly report.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
On September 15, 2005, the Company issued 407,478 shares of its common stock as part of the settlement of the shareholder class action lawsuits that were filed in November of 2002. These shares were not registered under the Securities Act of 1933 in reliance on the exemption contained in Section 3(a)(10) of such Act, as the share issuance was approved by the U.S. District Court hearing the cases. The Company did not receive any cash proceeds as a result of the issuance. The settlement of the shareholder class action lawsuits is further described in Note D to the condensed consolidated financial statements included in this quarterly report.
Item 3 Defaults upon Senior Securities
On June 17, 2005 the trustee for the Company’s outstanding senior subordinated notes furnished a notice of default to the Company with respect to the delay by the Company in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005. Because the Company did not make these filings within 60 days of such notice, an event of default occurred on August 17, 2005 under the indenture governing the notes. The Company filed its 2004 Form 10-K on August 22, 2005 and its Form 10-Q for the first quarter of 2005 on September 23, 2005. The Company is no longer in default under the indenture.
Item 5 Other Information
The Company recently hired Valerie Gentile Sachs to serve as its Vice President, General Counsel and Secretary. A copy of her employment agreement is filed as Exhibit 10.43 to this Quarterly Report on Form 10-Q. On November 7, 2005, the Company entered into a severance agreement with Ms. Sachs under which Ms. Sachs is entitled to a lump sum payment generally equal to the sum of her annual base salary and her bonus if her employment with the Company is terminated. The severance agreement is filed as Exhibit 10.44 to this quarterly report and incorporated herein by reference.
Item 6 Exhibits
(10.43) Employment agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated September 8, 2005.
(10.44) Severance agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005.
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

November 8, 2005	OM GROUP, INC.

/s/ R. Louis Schneeberger
R. Louis Schneeberger
Chief Financial Officer
(Duly authorized signatory of OM Group, Inc.)