Form 10-K
period 2005-12-31
OM GROUP INC
filed 2006-03-09
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐
  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐   No ☒
  The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2005 was approximately $704 million.
  As of February 28, 2006 there were 29,313,951 shares of Common Stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

Item 1.	Business
General
OM Group, Inc. (“OMG” or the “Company”) is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 825 different product offerings to approximately 2,100 customers in over 30 industries. The Company believes that its focus on metal-based specialty chemicals and related materials as a core business and backward raw material integration is a critical component of the Company’s current business model. The Company operates in two business segments — Cobalt and Nickel.
The Cobalt segment produces products using unrefined cobalt and other metals including copper, zinc, manganese and calcium. The Nickel segment produces nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes.
The Company’s business is critically connected to both the price and availability of raw materials. The primary raw materials used by the Company are unrefined cobalt and nickel. Cobalt raw materials include ore, concentrate, slag and scrap. Nickel raw materials include concentrates, ore, intermediates, secondaries, scrap and matte. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt and nickel reference/market prices and changes in availability from suppliers. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. Fluctuations in the prices of cobalt and nickel have been significant in the past and the Company believes that cobalt and nickel price fluctuations are likely to continue in the future. The Company attempts to pass through to its customers increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt and nickel. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. The Company attempts to minimize the effect on profitability of changes in the market price of nickel through hedging activities. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro and the Australian dollar). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
The Company has a 55% interest in a smelter joint venture (“GTL”) in the Democratic Republic of Congo (the “DRC”). GTL is consolidated in the Company’s financial statements because the Company has controlling interest in the joint venture. The Company also has a 20% interest in an Australian nickel mining company.

Significant Events
New President and Chief Executive Officer — On June 13, 2005, Joseph M. Scaminace became President and Chief Executive Officer of the Company. Mr. Scaminace came to the Company from The Sherwin-Williams Company, where he served for 22 years in a variety of positions of increasing responsibility, culminating in the role of president, chief operating officer, and board member. Mr. Scaminace replaced Frank E. Butler, the Company’s interim chief executive officer, who filled that role from January 2005 when James P. Mooney ceased to be employed as the Company’s Chief Executive Officer.
Transition of Board of Directors — During 2005, the Company’s board of directors adopted a new policy that requires all non-executive directors meet its standards of independence. In response to these standards, the Company added three additional directors during 2005: Leo J. Daley, Richard W. Blackburn and Steven J. Demetriou. Each of the Company’s five non-executive directors meets the New York Stock Exchange independence standards as well as the additional requirements implemented by the Company’s board of directors in the Corporate Governance Principles.
Changes and Additions to the Executive Leadership Team — On September 26, 2005, Valerie Gentile Sachs became Vice President, General Counsel and Secretary of the Company. Ms. Sachs came to the Company from Jo-Ann Stores, Inc. where she served as executive vice president, general counsel and secretary since 2003.
On November 14, 2005, Kenneth Haber was named interim Chief Financial Officer. Prior to assuming the duties of Interim Chief Financial Officer, Mr. Haber worked as a consultant to the Company on a number of specific projects during 2005, including helping the company to develop its rigorous new planning/budgeting process, as well as establishing key performance metrics. On March 7, 2006 the Company named Mr. Haber its Chief Financial Officer. Mr. Haber replaced R. Louis Schneeberger, who ceased to be employed as the Company’s Chief Financial Officer on November 11, 2005.
In addition to the changes listed above, since he became President and CEO in June 2005, Mr. Scaminace has made the following changes and additions to the executive leadership team:

•	In October 2005, Gregory J. Griffith was promoted to Vice President, Corporate Affairs & Investor Relations. Mr. Griffith had been Director, Investor Relations since 2002.

•	In October 2005, David S. Hakaim joined the Company as Vice President, Information Systems. From 2003 through October 2005, Mr. Hakaim was a senior consultant with Titan Technology Partners and in that capacity led the Company’s outsourced IT function.

•	In February 2006, Daniel K. Lewis joined the Company as Vice President of Human Resources.
2006 Business Developments — The Company reached a definitive agreement with Inco Limited to toll refine approximately 21,000 to 25,000 tonnes of contained nickel per year over a three-year period, starting July 1, 2006.
The Company has entered into an agreement to acquire Plaschem Specialty Products Pte Ltd. and its subsidiaries. Headquartered in Singapore, Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing. The company’s operations include a plant in Singapore and an integrated manufacturing, research and technical support facility in the People’s Republic of China near the Shanghai area. The company generated sales of approximately US$11 million in 2005.
Settlement of Class Action and Derivative Lawsuits — The Company settled the shareholder class action lawsuits filed in November 2002 relating to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. During 2005, the Company paid $74.0 million in cash and the remaining $8.5 million was settled by the issuance of 407,478 shares of common stock.
The Company also settled the shareholder derivative lawsuits filed in November 2002 against the Company’s then directors and certain of its then executives, which lawsuits also were related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. During 2005, the Company issued

380,000 shares of common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation and undertook to implement various corporate governance changes as required under the settlement agreement. The market value of the 380,000 shares of common stock was $4.9 million at the date of issuance.
Completion of the Restatement of the 2003 Financial Results — The Company completed the restatement of prior year financial statements included in the Company’s 2003 Form 10-K, which was filed on March 31, 2005 and filed its Form 10-Q’s for each of the first three quarters of 2004 on June 10, 2005. The Company filed its 2004 Form 10-K on August 22, 2005 and filed its Forms  10-Q for the first and second quarter of 2005 on September 23, 2005. Beginning with the third quarter 2005 Form 10-Q filing, the Company has remained current with all its SEC filings.
Products
The Company develops, processes, manufactures and markets specialty chemicals, powders, metals and related products from various base metals feeds, primarily cobalt and nickel. The Company’s products leverage the Company’s production capabilities and bring value to its customers through superior product performance. Typically, the Company’s products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. The products frequently are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes.
The following table sets forth key applications for the Company’s products:

Applications	Metals Used	OMG’s Product Attributes

Stainless Steel	Nickel	Improves rust resistance in demanding applications; improves corrosion resistance in aggressive high temperatures or corrosive environments
Rechargeable Batteries	Cobalt, Nickel	Improves the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electric vehicles
Coatings and paints	Cobalt, Manganese, Calcium, Zirconium, Aluminum	Promotes faster drying in such products as house paints (exterior and interior) and industrial and marine coatings
Printing Inks	Cobalt, Manganese	Promotes faster drying in various printing inks
Tires	Cobalt	Promotes bonding of metal-to-rubber in radial tires
Construction Equipment and Cutting Tools	Cobalt	Strengthens and adds durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying
Petrochemical Refining	Cobalt, Nickel	Catalyzes reduction of sulfur dioxide and nitrogen emissions
Ceramics and Glassware	Cobalt, Nickel	Provides color for pigments, earthenware and glass and facilitates adhesion of porcelain to metal
Polyester Resins	Cobalt, Copper, Zinc	Accelerates the curing of polyester resins found in reinforced fiberglass boats, storage tanks, bathrooms, sports equipment, automobile and truck components
Memory Disks	Nickel	Enhances information storage on disks for computers and consumer electronics
Financial information, including reportable segment and geographic data, is contained in Note 20 to the consolidated financial statements contained in Item 8 of this Annual Report.

Competition
The Company encounters a variety of competitors in each of its product lines, and no single company competes with the Company across all of its existing product lines. For 2005, the Company believes that it was the largest refiner of cobalt and producer of cobalt-based specialty products in the world and was the sixth largest refiner of primary nickel and the largest producer of electroless nickel plating chemistry for memory disk applications. Competition in these markets is based primarily on product quality, supply reliability, price, service and technical support capabilities. The markets in which the Company participates have historically been competitive and this environment is expected to continue.
Customers
The Company serves approximately 2,100 customers. During 2005, approximately 54% of the Company’s net sales were in Europe, 19% in the Americas and 27% in Asia-Pacific. In 2005, sales to Outokumpu Oy represented approximately 16% of the Nickel segment’s net sales, 5% of the Cobalt segment’s net sales, and 12% of the Company’s total net sales. In addition, sales to another customer were approximately 21% of the Cobalt segment’s net sales in 2005. No one customer exceeded 10% of the Company’s consolidated net sales in 2004. In 2003, sales to Glencore AG represented approximately 13% of the Company’s net sales.
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
Raw Materials
The primary raw materials used by the Company in manufacturing its products are unrefined cobalt and nickel. Cobalt raw materials include ore, concentrates, slag and scrap. Nickel raw materials include concentrates, ore, intermediates, secondaries, scrap and matte. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt and nickel reference/market prices and changes in availability from suppliers.
The Company attempts to mitigate changes in prices by passing through to its customers increases in raw material prices by increasing the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of nickel and cobalt. The Company also attempts to minimize the effect on profitability of changes in the market price of nickel through hedging activities.
Cobalt
A significant portion of the Company’s supply of cobalt historically has been sourced from the DRC, Australia and Finland. Production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of raw material. During 2005, the reference price of 99.3% cobalt listed in the trade publication, Metal Bulletin, continued the decline from the unusually high prices experienced in early 2004, dropping from an average of $17.26 per pound in the first quarter of 2005 to an average of $12.51 per pound in the fourth quarter of 2005. During 2004, cobalt reference prices ranged from an average of $24.63 per pound in the first quarter, and trended downward to an average of $18.38 per pound in the fourth quarter. From November 1, 2003 to December 31, 2003, the reference price of cobalt increased 105%, from $10.00 to $20.50 per pound. Earlier in 2003 and in 2002, the market price of cobalt remained at unusually low levels of $6.00-$7.00 per pound.
GTL shut down its smelter as scheduled during January of 2005 for approximately four months for maintenance and production improvements. The smelter was re-opened in May of 2005. The Company expects the next extended maintenance shutdown will occur in 2008.

A graph of the end of the month reference price of 99.3% cobalt (as published in Metal Bulletin magazine) per pound for 2000 through 2005 is as follows:
Nickel
Nickel historically has been sourced from Australia, Finland and Brazil. In December 2001, the Company purchased an intermediate nickel refining facility and associated mine deposits in Australia (the Cawse mine), which provide the Company with direct access to feed to produce approximately 6,500 tons of nickel per year. In the first and second quarter of 2005, the average London Metal Exchange (“LME”) cash nickel price was $6.96 per pound and $7.44 per pound, respectively, falling to an average of $5.73 per pound in the fourth quarter of 2005. During 2004, nickel market prices ranged from approximately $6-$7 per pound, except for a brief drop to approximately $5 per pound in May 2004. From November 1, 2003 to December 31, 2003, the market price of nickel increased 40%, from $5.40 to $7.54 per pound.
A graph of the monthly LME price of nickel per pound for 2000 through 2005 is as follows:
Currently, the Company has arrangements in place for approximately 82% of its practical nickel refining capacity for 2006. This amount includes both supply contracts for raw material feed and tolling agreements to toll refine third party feedstocks. During 2006, the Company reached an agreement to toll refine approximately 21,000 to 25,000 tons of contained nickel per year over a three-year period, starting July 1, 2006 and ending July 31, 2009. As a result of the agreement, the Company’s Harjavalta, Finland refinery will be operating near practical capacity in the second half of 2006. Currently, the Company has arrangements in place for approximately 100% of its practical nickel refining capacity for 2007 and 2008.

Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development also focuses on improving refining competency, processes, yield and throughput in each location. Research and development, applied technology and technical service expenses were approximately $14.9 million for 2005, $14.0 million for 2004 and $10.0 million for 2003.
The Company’s research staff of approximately 85 people conducts research and development in laboratories located in Westlake, Ohio; Newark, New Jersey; Kuching, Malaysia; Manchester, England; Kokkola, Finland and Harjavalta, Finland.
Patents and Trademarks
The Company holds 120 patents comprising 36 patent families and has 32 pending patent applications relating to the manufacturing, processing and use of metal-organic and metal-based compounds. Specifically, the majority of these patents cover proprietary technology for base metal refining, metal and metal oxide powders, catalysts, metal-organic compounds and inorganic salts. The Company does not consider any single patent or group of patents to be material to its business as a whole.
Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2005 and 2004, the Company has environmental reserves of $8.8 million and $9.5 million, respectively.
Ongoing environmental compliance costs, which are expensed as incurred, were approximately $7.4 million in 2005 and $7.0 million in 2004 and include costs relating to waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; groundwater monitoring and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent.
The Company also incurred capital expenditures of approximately $3.9 million in both 2005 and 2004 in connection with ongoing environmental compliance. The Company anticipates that capital expenditure levels for these purposes will increase to approximately $6.7 million in 2006, as it continues to modify certain processes that may have an environmental impact and undertakes new pollution prevention and waste reduction projects.
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
Employees
At December 31, 2005, the Company had 1,451 full-time employees, of which 222 were located in North America, 667 in Europe, 351 in Africa and 211 in Asia-Pacific. Employees at the Company’s production facilities in Franklin, Pennsylvania; Kuching, Malaysia; and Kalgoorlie, Australia are non-unionized. Employees at the Company’s facilities in Harjavalta and Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Company’s facility in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The current Belleville union agreement expired in December 2005 after a two-year term. Employees in Belleville are working under the terms of the previous agreement and the Company believes it will be able to successfully negotiate a new agreement. Employees in the DRC are members of various trade unions. The union agreements have a term of three years expiring in April 2008. The Company believes that relations with its employees are good.
SEC Reports
The Company makes available free of charge through its website (www.omgi.com) its reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors
Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. These risks should be read in conjunction with the other information in this report.
EXTENDED BUSINESS INTERRUPTION AT OUR FACILITIES COULD HAVE AN ADVERSE IMPACT ON OPERATING RESULTS.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. Any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Kokkola and Harjavalta, Finland facilities and the Cawse mine and processing facility in Australia are the primary refining and production facilities for our products. The GTL smelter in the DRC is a primary source for cobalt raw material feed. Our Cleveland, Ohio facility serves as our corporate headquarters. These facilities are critical to our business, and a fire, flood, earthquake or other disaster or condition that damaged or destroyed any of these facilities could disable them. Any such damage to, or other condition interfering with the operation of, these facilities would have a material adverse effect on our business, financial position and results of operations.
WE ARE AT RISK FROM FLUCTUATIONS IN THE PRICE OF OUR PRINCIPAL RAW MATERIALS.
The principal raw materials we use in manufacturing base metal chemistry products are cobalt and nickel, and the cost of these raw materials fluctuates due to actual or perceived changes in supply and demand, changes in cobalt and nickel reference/market prices and changes in availability from suppliers. Fluctuations in the prices of cobalt and nickel have been significant in the past and we believe price fluctuations are likely to occur in the future. Our ability to pass increases in raw material prices through to our customers by increasing the prices of our products is an important factor in our business. The extent of our profitability depends, in part, on our ability to maintain the differential between our product prices and raw material prices, and we cannot guarantee that we will be able to maintain an appropriate differential at all times.
We may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when cobalt and nickel prices decrease. In periods of raw material metal price declines or declines in the selling price of the Company’s finished products, inventory carrying values could exceed the amount the Company could realize on sale, resulting in a charge against inventory that could adversely affect our operating results.

WE ARE AT RISK FROM UNCERTAINTIES IN THE SUPPLY OF SOME OF OUR PRINCIPAL RAW MATERIALS.
Historically, we have sourced our supply of cobalt primarily from the DRC, Australia and Finland. Production problems or political or civil instability in supplier countries may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country. If a substantial interruption should occur in the supply of cobalt from the DRC or elsewhere, we may not be able to obtain as much cobalt from other sources as would be necessary to satisfy our requirements at prices comparable to our current arrangements and our operating results could be adversely impacted.
Historically, we have sourced our supply of nickel primarily from Australia, Finland and Brazil. If a substantial interruption should occur in the supply of nickel, we may not be able to obtain as much nickel as would be necessary to satisfy our requirements and our operating results could be adversely impacted.
WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN EXCHANGE RATES, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
We have manufacturing and other facilities in North America, Europe, Asia-Pacific and Africa, and we market our products worldwide. Although most of our raw material purchases and product sales are transacted in U.S. dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products provided by us in foreign markets where payment for our products is made in the local currency. Accordingly, fluctuations in currency rates may affect our operating results.
OUR SUBSTANTIAL INTERNATIONAL OPERATIONS SUBJECT US TO RISKS, WHICH MAY INCLUDE UNFAVORABLE POLITICAL, REGULATORY, LABOR AND TAX CONDITIONS IN OTHER COUNTRIES.
Our business is subject to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. In addition to risks associated with fluctuations in foreign exchange rates, risks inherent in international operations include the following:

•	potential supply disruptions as a result of political instability or civil unrest in countries in which we have operations, especially the DRC and surrounding countries;

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to export duties and quotas; and

•	compliance with a variety of foreign laws and regulations may be difficult.
Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business. Furthermore, we cannot be sure that any of the foregoing factors will not have a material adverse effect on our business, financial condition or results of operations.

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION AND MAY INCUR UNANTICIPATED COSTS OR LIABILITIES ARISING OUT OF ENVIRONMENTAL MATTERS.
We are subject to stringent laws and regulations relating to the storage, handling, disposal, emission and discharge of materials into the environment, and we have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, we may from time to time be subjected to claims for personal injury, property damages or natural resource damages made by third parties or regulators. Our annual environmental compliance costs were $7.4 million in 2005. In addition, we made capital expenditures of approximately $3.9 million in 2005 in connection with environmental compliance.
As of December 31, 2005, we had reserves of $8.8 million, which we believe to be sufficient to cover our estimated liabilities at that time. However, given the many uncertainties involved in assessing liability for environmental claims, our current reserves may prove to be insufficient. We continually evaluate the adequacy of our reserves and adjust reserves when determined to be appropriate. In addition, our current reserves are based only on known sites and the known contamination on those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could require us to make additional expenditures for environmental remediation or could result in exposure to claims in the future.
THE COMPANY IS CURRENTLY IN A TRANSITIONAL PERIOD AS WE DEVELOP AND IMPLEMENT A NEW STRATEGIC PLAN.
As a result of changes to the Company’s executive officers and members of the board of directors during 2005, the Company is currently in a transitional period and may make changes, which could be material, to the Company’s business, operations, financial condition and results of operations. It is impossible to predict what these changes will be and the impact they will have on the Company’s future results of operations.
SEC INVESTIGATION.
As previously disclosed, the SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of an internal investigation. This internal investigation was conducted in 2004 by the audit committee of our board of directors in connection with the previous restatement of our financial results for the periods prior to December 31, 2003. We are cooperating fully with the SEC informal investigation, but we cannot assure you that the SEC’s Division of Enforcement will not take any action that would adversely affect us.
ADVERSE RESOLUTION OF LITIGATION MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION.
We are party to lawsuits in the normal course of business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, See Item 3, “Legal Proceedings,” contained in Part I of this report.
IMPLEMENTATION OF AN ENTERPRISE RESOURCE PLANNING (“ERP”) PROJECT HAS THE POTENTIAL FOR BUSINESS INTERRUPTION AND ASSOCIATED ADVERSE IMPACT ON OPERATING RESULTS.
During 2005, we initiated a multi-year ERP project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes. The system will be implemented at one site in 2006. The implementation of the ERP system has the potential to disrupt our business by delaying the processing of key business transactions. In addition, the implementation of the ERP system may take longer than anticipated or be more costly than originally estimated.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT, AND THE COST OF SERVICING THAT DEBT COULD ADVERSELY AFFECT OUR LIQUIDITY, FINANCIAL CONDITION OR OUR ABILITY TO TAKE ACTIONS.
Our level of debt and debt service requirements could have important consequences for our business. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and for other general corporate purposes;

•	increase our vulnerability to interest rate increases to the extent our variable-rate debt is not effectively hedged;

•	restrict our ability to dispose of assets or to pay cash dividends on or repurchase our stock;

•	increase our vulnerability to adverse economic and industry conditions and competition;

•	limit our flexibility in planning for, or reacting to changes in our business and our industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
Any of the foregoing consequences could have a material adverse effect on us.
Our ability to make principal and interest payments, or to refinance our indebtedness, including our outstanding senior subordinated notes, depends on our future performance. Our future performance is, to a certain extent, subject to economic, financial, competitive and other factors beyond our control. We cannot guarantee that our business will generate sufficient cash flow from operations in the future to service our debt and fund necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing. We cannot guarantee that any refinancing or sale of assets or additional financing would be possible on terms reasonably favorable to us, or at all. Some of our competitors currently operate on a less leveraged basis and may have greater operating and financial flexibility.
WE MAY INCUR MORE DEBT, WHICH COULD EXACERBATE THE RISKS DESCRIBED ABOVE.
We and our subsidiaries may be able to incur additional indebtedness in the future. Our existing credit facilities and the indenture for our outstanding senior subordinated notes limit us from incurring additional indebtedness but do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
THE OPERATING AND FINANCIAL RESTRICTIONS IMPOSED BY OUR DEBT AGREEMENTS, INCLUDING OUR CREDIT FACILITIES AND THE INDENTURE RELATING TO OUR SENIOR SUBORDINATED NOTES, LIMIT OUR ABILITY TO FINANCE OPERATIONS AND CAPITAL NEEDS OR ENGAGE IN OTHER BUSINESS ACTIVITIES.
Our debt agreements contain covenants that restrict our ability to:

•	incur additional indebtedness (including guarantees);

•	incur liens;

•	dispose of assets;

•	pay dividends and make other restricted payments;

•	issue preferred stock containing redemption provisions requiring a payment before the maturity of the notes or, in the case of our subsidiaries, issue capital stock;

•	enter into sale and leaseback transactions;

•	enter into some leases; and

•	engage in some transactions with affiliates.
In addition, our credit facilities require us to comply with specified financial covenants including minimum cash flow coverage ratio and a maximum total leverage ratio.
Our ability to meet these covenants and requirements in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our breach or failure to comply with any of these covenants could result in a default under our credit facilities or the indenture governing our outstanding senior subordinated notes. If we default under our credit facilities, the lenders could cease to make further extensions of credit, cause all of our outstanding debt obligations under these credit facilities to become due and payable, require us to apply all of our available cash to repay the indebtedness under these credit facilities, prevent us from making debt service payments on any other indebtedness we owe and/or proceed against the collateral granted to them to secure repayment of those amounts. If a default under the indenture occurs, the holders of the notes could elect to declare the notes immediately due and payable. If the indebtedness under our credit facilities or the notes is accelerated, we may not have sufficient assets to repay amounts due under these existing debt agreements or on other debt securities then outstanding.
WE MAY NOT BE ABLE TO RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGES IN OUR INDUSTRY OR IN OUR CUSTOMERS’ PRODUCTS.
Our future business success will depend in part upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations. Moreover, technological and other changes in our customers’ products or processes may render some of our specialty chemicals unnecessary, which would reduce the demand for those chemicals.
WE OPERATE IN VERY COMPETITIVE INDUSTRIES.
We have many competitors. Some of our principal competitors have greater financial and other resources, less leverage and greater brand recognition than we have. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. As a result of the competitive environment in the markets in which we operate, we currently face and will continue to face pressure on the sales prices of our products from competitors and large customers. With these pricing pressures, we may experience future reductions in the profit margins on our sales, or may be unable to pass on future raw material price or operating cost increases to our customers, which also would reduce profit margins. In addition, we may encounter increased competition in the future, which could have a material adverse effect on our business. Since we conduct our business mainly on a purchase order basis, with few long-term commitments from our customers, this competitive environment could give rise to a sudden loss of business.
INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS.
There has been a trend toward industry consolidation in our markets. We believe that industry consolidation may result in stronger competitors with greater financial and other resources that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition.
FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES.
Our key personnel are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain key personnel and other capable management personnel. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could make it difficult to meet key objectives and disrupt the operations of the segment affected or our overall operations.
WE MAY EXPAND OUR OPERATIONS THROUGH ACQUISITIONS, WHICH COULD DIVERT MANAGEMENT’S ATTENTION AND EXPOSE US TO UNANTICIPATED COSTS AND LIABILITIES. WE MAY EXPERIENCE DIFFICULTIES INTEGRATING THE ACQUIRED OPERATIONS, AND WE MAY INCUR COSTS RELATING TO POTENTIAL ACQUISITIONS THAT ARE NEVER CONSUMMATED.
Our business plan could include growth through future acquisitions. However, our ability to consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services and key information processing systems. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize. We may also incur costs and divert management attention as regards potential acquisitions that are never consummated.
Although we undertake a due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.
OUR HEDGING ARRANGEMENTS INVOLVE RISK.
To manage our exposure to market risk, we periodically enter into forward and future contracts to hedge commodity price risk to nickel and swap agreements to hedge interest rate risk related to borrowings. These transactions may expose us to the risk of financial loss in certain circumstances, including instances in which the contractual counterparties fail to perform under the contracts or a sudden, unexpected event materially impacts nickel prices or interest rates.
CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS.
Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, higher than anticipated in countries where we have higher statutory rates, or if we incur losses for which no corresponding tax benefit can be realized, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.
In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109.” The proposed Interpretation proposes changes to the current accounting for uncertain tax positions. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.
OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.
Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, or significant transactions can cause changes in our stock price. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future.

Item 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2.	Properties
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. The land on which the production facilities in Kalgoorlie, Australia are located; the land on which the Harjavalta, Finland (“HNO”) production facilities are located (except for the land on which the HNO chemical plant is located); and the land on which the Kokkola, Finland (“KCO”) production facilities are located are leased under agreements with varying expiration dates. The depreciation lives of fixed assets do not exceed the lives of the land leases. Otherwise, the land associated with the Company’s remaining manufacturing facilities is owned by the Company.
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

Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, is set forth below:

		Facility	Approximate
Location	Segment	Function*	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	Cobalt	M	116,000	joint venture (55% owned)
North America:
Cleveland, Ohio	Corporate	A	24,500	leased
Westlake, Ohio	Cobalt	A, R	35,200	owned
Belleville, Ontario	Cobalt	M	38,000	owned
Franklin, Pennsylvania	Cobalt	M	331,500	owned
Newark, New Jersey	Nickel	A, R	32,000	owned
Asia-Pacific:
Kalgoorlie, Australia	Nickel	M	294,400	owned
Kuching, Malaysia	Nickel	M, A, R	25,000	owned
Tokyo, Japan	Cobalt	A	2,300	leased
Taipei, Taiwan	Cobalt	A	4,000	leased
Singapore	Nickel	W, A	4,700	leased
Europe:
Manchester, England	Cobalt	M, A, R	73,300	owned
Espoo, Finland	Nickel	A	3,000	leased
Harjavalta, Finland	Nickel	M, A, R	591,000	owned
Kokkola, Finland	Cobalt	M, A, R	470,000	owned

*	M — Manufacturing/refining; A — Administrative; R — Research and Development; W — Warehouse

Item 3.	Legal Proceedings
In November 2002, the Company received notice that shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits alleged virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain then executive officers and the then members of the board of directors. Plaintiffs sought damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant. The Company and the lead plaintiff of the shareholder class action lawsuits entered into a Stipulation and Agreement of Settlement (the “Shareholder Class Action Agreement”) dated June 6, 2005, which Shareholder Class Action Agreement, as amended, was approved on September 8, 2005 by the U.S. District Court hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during the fourth quarter of 2003 related to these lawsuits. During 2005, the Company paid $74.0 million in cash and the remaining $8.5 million was settled by the issuance of 407,478 shares of common stock.
The Company’s insurance policies covered a portion of the settlement amounts. As of December 31, 2005, insurance proceeds of $44.0 million have been received, representing reimbursement of legal expenses ($16.5 million) as well as reimbursement of a portion of the settlement amount paid by the Company ($27.5 million). Amounts recorded in 2005, 2004 and 2003 were $32.4 million, $7.9 million and $3.7 million, respectively, and were recognized when received. The Company has no other insurance coverage available for the settlement.

In November 2002, the Company also received notice that shareholder derivative lawsuits had been filed in the U.S. District Court for the Northern District of Ohio against the then members of the Company’s board of directors and certain of its then executives. Derivative plaintiffs allege the directors and executives breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs sought a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors and executives to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings back to and including 1999. The Company and the lead plaintiffs of the shareholder derivative lawsuits entered into a Stipulation and Agreement of Settlement dated September 23, 2005 (the “Shareholder Derivative Agreement”) which was preliminarily approved on September 29, 2005 by the U.S. District Court hearing the cases and finalized in November 2005. The Shareholder Derivative Agreement provided for the Company to issue 380,000 shares of its common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation, and also required the Company to implement various corporate governance changes. The Company recorded a charge to administrative expense of $2.0 million during the fourth quarter of 2003 and an additional charge to administrative expense of $7.5 million during the first quarter of 2004 related to these shareholder derivative lawsuits.
Prior to issuance, the 380,000 shares of common stock related to the settlement of the shareholder derivative litigation were marked-to-market through the Statement of Consolidated Income based on changes in the Company’s stock price, as the liability was fixed in shares. The Company recognized income of $4.6 million during 2005 related to the mark-to-market of these shares. In November 2005, the 380,000 shares were issued to settle these lawsuits.
The Company is currently engaged in pending litigation with James P. Mooney in federal court in Florida. The Company brought suit against Mr. Mooney seeking disgorgement of certain bonuses and profits he received during his tenure as Chief Executive Officer. Mr. Mooney has asserted a counterclaim against the Company seeking damages based on additional bonuses he alleges he is owed and other additional payments he claims he is entitled to under his employment agreement. The Company is currently depositing Mr. Mooney’s severance payments into an escrow account. Mr. Mooney has also filed suit against the Company in Delaware state court seeking advancement and reimbursement of his attorney’s fees in connection with the pending Florida litigation and other related matters. The Company is defending these lawsuits.
The SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of an internal investigation. This internal investigation was conducted in 2004 by the audit committee of the Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for the periods prior to December 31, 2003. The Company is cooperating fully with the SEC informal investigation.
In addition, the Company is a party to various other legal and administrative proceedings incidental to its business. In the opinion of the Company, disposition of all suits and claims related to its ordinary course of business should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2005 fiscal year.

Executive Officers of the Registrant
The information under this item is being furnished pursuant to Instruction 3 of Item 401(b) of Regulation S-K.
There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.
Joseph M. Scaminace — 52

•	Chairman and Chief Executive Officer, August 2005

•	Chief Executive Officer, June 2005

•	President, Chief Operating Officer and Board Member, The Sherwin-Williams Company 1999-2005
Kenneth Haber — 55

•	Chief Financial Officer, March 2006

•	Interim Chief Financial Officer, November 2005 — March 2006

•	Owner and President, G&H Group Company, dba, Partners in Success May 2000 — March 2006
Valerie Gentile Sachs — 50

•	Vice President, General Counsel and Secretary, September 2005

•	Executive Vice President, General Counsel and Secretary, 2003-2005, Jo-Ann Stores, Inc.

•	General Counsel, 2002-2003, Marconi plc.

•	Executive Vice President and General Counsel, April 2001 to March 2002, and Vice President and General Counsel, November 2000 to April 2001, Marconi Communications, Inc., the operating company for Marconi, plc in the Americas.
Marcus P. Bak — 42

•	Vice President and General Manager, Nickel Group, January 2003

•	President, OMG Harjavalta Nickel Oy, October 2002 — January 2003

•	Vice President and General Manager, OMG Powdered Metals, January 2000 — October 2002
Stephen D. Dunmead — 42

•	Vice President and General Manager, Cobalt Group, August 2003

•	Corporate Vice President of Technology, 2000 — August 2003
Gregory J. Griffith — 50

•	Vice President, Corporate Affairs and Investor Relations, October 2005

•	Director of Investor Relations, July 2002 — October 2005

•	Director, Corporate Communications, Great Lakes Chemical Corporation 1999 — 2002
Daniel K. Lewis — 51

•	Vice President, Human Resources, February 2006

•	Director of Human Resources, European Union, Goodyear Tire and Rubber Company June 2005 — February 2006

•	Director of Human Resources, EPD and Chemicals, Goodyear Tire and Rubber Company March 2003 — May 2005

•	Director of Human Resources, Corporate Staffing and Recruiting, Goodyear Tire and Rubber Company June 2001 — March 2003

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2005, the approximate number of record holders of the Company’s common stock was 1,556.
The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2005

	Sales Price
			Cash
	High	Low	Dividend

First quarter	$33.36	$27.47	$—
Second quarter	$31.36	$19.35	$—
Third quarter	$24.95	$18.62	$—
Fourth quarter	$20.42	$12.35	$—

	2004

	Sales Price
			Cash
	High	Low	Dividend

First quarter	$35.20	$26.16	$—
Second quarter	$33.04	$24.25	$—
Third quarter	$36.56	$27.30	$—
Fourth quarter	$37.38	$29.58	$—
On November 17, 2005, the Company issued 380,000 shares of its common stock as part of the settlement of the shareholder derivative lawsuits that were filed in November 2002. These shares were not registered under the Securities Act of 1933 in reliance on the exemption contained in Section 3(a)(10) of such Act, as the share issuance was approved by the U.S. District Court hearing the cases. The Company did not receive any cash proceeds as a result of the issuance. The settlement of the derivative lawsuits is further described in Item 3 of this Annual Report.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2005		2004		2003	2002	2001
(In millions, except per share data)
Income Statement Data:
Net sales	$1,249.6		$1,347.3		$912.1	$738.9	$681.6
Cost of products sold	1,092.1		1,016.9		732.1	690.8	578.0

Gross profit	157.5		330.4		180.0	48.1	103.6
Selling, general and administrative expenses	90.0		129.1		197.0	136.0	81.3

Income (loss) from operations	$67.5		$201.3		$(17.0)	$(87.9)	$22.3

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$27.2		$125.7		$(56.2)	$(110.7)	$(13.1)
Income (loss) of discontinued operations, net of tax	9.4		2.9		139.9	(98.1)	(22.1)
Cumulative effect of a change in accounting principle	2.3		—		—	—	—

Net income (loss)	$38.9		$128.6		$83.7	$(208.8)	$(35.2)

Net income (loss) per common share — basic:
Continuing operations	$0.95		$4.42		$(1.99)	$(3.95)	$(0.55)
Discontinued operations	0.33		0.10		4.94	(3.50)	(0.91)
Cumulative effect of change in accounting principle	0.08		—		—	—	—

Net income (loss)	$1.36		$4.52		$2.95	$(7.45)	$(1.46)

Net income (loss) per common share — assuming dilution:
Continuing operations	$0.95		$4.39		$(1.99)	$(3.95)	$(0.55)
Discontinued operations	0.32		0.10		4.94	(3.50)	(0.91)
Cumulative effect of a change in accounting principle	0.08		—		—	—	—

Net income (loss)	$1.35		$4.49		$2.95	$(7.45)	$(1.46)

Dividends declared and paid per common share	$—		$—		$—	$0.42	$0.52
Ratio of earnings to fixed charges(a)	1.7	x	5.0	x	—	—	—
Balance Sheet Data:
Total assets	$1,220.3		$1,334.7		$1,211.4	$2,105.3	$2,074.0
Long-term debt, excluding current portion(b)	$416.1		$24.7		$430.5	$1,195.6	$1,299.7

(a)	Earnings were inadequate to cover fixed charges by $42.9 million, $134.5 million, and $18.5 million in 2003, 2002 and 2001, respectively.

(b)	Amount in 2004 excludes $400 million of long-term debt in default which is classified as current.
Results for 2005 include $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action and derivative lawsuits, and $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation, both partially offset by an $8.9 million charge related to the former chief executive officer’s termination.
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
Net income for 2001 includes goodwill amortization expense of approximately $6.0 million in selling, general and administrative expenses. Goodwill amortization ceased in 2002 in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.
In August, 2001 the Company acquired dmc2 Degussa Metals Catalysts Cerdec for a purchase price of approximately $1.1 billion. In September, 2001 the Company disposed of the electronic materials, performance pigments, glass systems and Cerdec ceramics divisions of dmc2 for $525.5 million. The remaining portion became the Company’s PMG businesses.
On April 4, 2000 the Company acquired Outokumpu Nickel Oy (ONO) in Harjavalta, Finland for a cash purchase price of $206.0 million, which included contingent payments in 2004 and 2003 of $6.7 million and $11.2 million, respectively, to the seller under a contingent consideration arrangement (See Note 7 to the consolidated financial statements included in Item 8 of this Annual Report). There will be no further contingent consideration payments subsequent to 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

Overview
The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 825 different product offerings to approximately 2,100 customers in over 30 industries. The Company operates in two business segments — Cobalt and Nickel.
The Company’s business is critically connected to both the price and availability of raw materials. The primary raw materials used by the Company are unrefined cobalt and nickel. Cobalt raw materials include ore, concentrates, slag and scrap. Nickel raw materials include concentrates, ore, intermediates, secondaries, scrap and matte. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand, changes in cobalt and nickel reference/market prices and changes in availability from suppliers. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of producers. Fluctuations in the prices of cobalt and nickel have been significant in the past and the Company believes that cobalt and nickel price fluctuations are likely to continue in the future. The Company attempts to pass through to its customers increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt and nickel. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. The Company attempts to minimize the effect on profitability of changes in the market price of nickel through hedging activities.

Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.
The Company has manufacturing and other facilities in North America, Africa, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro and the Australian dollar). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
Overall Operating Results for 2005, 2004 and 2003
Set forth below is a summary of the Statements of Consolidated Income for the years ended December 31,

	2005		2004		2003
(Millions of dollars & percent of net sales)
Net sales	$1,249.6		$1,347.3		$912.1
Cost of products sold	1,092.1		1,016.9		732.1

Gross profit	157.5	12.6%	330.4	24.5%	180.0	19.7%
Selling, general and administrative expenses	90.0	7.2%	129.1	9.6%	197.0	21.6%

Income (loss) from operations	67.5	5.4%	201.3	14.9%	(17.0)	(1.9)%
Other expense, net (including interest expense)	(36.7)		(39.1)		(25.6)
Income tax expense	(10.7)		(35.1)		(14.5)
Minority interest share of (income) loss	7.1		(1.4)		0.9

Income (loss) from continuing operations before cumulative effect of change in accounting principle	27.2		125.7		(56.2)
Income from discontinued operations, net of tax	9.4		2.9		139.9

Income before cumulative effect of change in accounting principle	36.6		128.6		83.7
Cumulative effect of change in accounting principle	2.3		—		—

Net income	$38.9		$128.6		$83.7

2005 Operating Results Compared to 2004
Net sales decreased $97.7 million, or 7.3%, to $1,249.6 million for the year ended December 31, 2005, compared with $1,347.3 million for the year ended December 31, 2004. The decrease in net sales was primarily due to lower cobalt metal prices and lower nickel sales volumes resulting from raw material feed shortages in 2005 compared with 2004, partially offset by higher nickel prices. During 2005, the reference price of 99.3% cobalt continued to decline from the unusually high prices experienced in early 2004, dropping from an average of $17.26 per pound in the first quarter of 2005 to an average of $12.51 per pound in the fourth quarter of 2005. During 2004, cobalt reference prices averaged $24.63 per pound in the first quarter, and trended downward to an average of $18.38 per pound in the fourth quarter.
Gross profit decreased $172.9 million to $157.5 million in 2005, compared with $330.4 million in 2004. Margins decreased to 12.6% from 24.5% primarily due to the sale of cobalt finished goods manufactured using higher cost raw materials purchased before the overall decrease in cobalt metal prices discussed above and the effect of declining cobalt prices throughout 2005 compared to the opposite effect in 2004. Additional items negatively impacting gross profit in 2005 were lower nickel production caused by a lack of raw material feed resulting in higher costs per unit produced, higher tolling costs due to a new tolling agreement at the Company’s nickel refinery in Finland, lower of cost or market charges of $6.1 million in 2005 due to decreasing metal prices and the scheduled maintenance shut-down of the DRC smelter.
Selling, general and administrative expenses decreased by $39.1 million to $90.0 million in 2005 compared with $129.1 million in 2004. The decrease was primarily due to $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action litigation and $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation compared with a charge of $7.5 million related to the shareholder derivative lawsuits in 2004. Legal and professional fees decreased $5.4 million in 2005 compared with 2004 due to higher costs in 2004 associated with the restatement process, audit committee investigation and implementation of processes to comply with Sarbanes-Oxley requirements. In addition, 2005 also includes income of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002. These positive factors were partially offset by an $8.9 million charge related to the former chief executive officer’s departure and a $4.2 million charge to establish a reserve against the notes receivable from our joint venture partner in the DRC.
The decrease in other expense, net in 2005 compared with 2004 was primarily due to a gain of $2.4 million on the sale of investments in equity securities.
Income tax expense was $10.7 million on pre-tax income of $30.9 million in 2005. The effective income tax rate for 2005 was 34.8% compared with 21.6% for 2004. The higher rate in 2005 was primarily due to lower income in 2005 compared with 2004 in Finland which has a statutory rate of 26%. In 2004, higher income in Finland significantly lessened the impact on the overall effective income tax rate of losses in the United States with no income tax benefit. In both years, the rate was favorably impacted by the tax “holiday” from income taxes in Malaysia. Also in 2005, the weakening Euro compared with the U.S. dollar negatively impacted the tax rate, as the Company’s statutory tax liability in Finland is payable in Euros but is remeasured to the U.S. dollar functional currency for preparation of consolidated financial statements. In 2004, when the Euro strengthened against the U.S. dollar, the opposite effect occurred reducing the overall effective income tax rate.
Minority interest share of losses in 2005 were due to the losses of GTL which were attributable to the scheduled extended maintenance shut-down of the GTL smelter and delayed shipments out of the DRC due primarily to distribution issues. The Company expects the next extended maintenance shutdown of the GTL smelter will occur in 2008. In 2004, GTL was profitable due to a full year of production and the benefit of higher cobalt prices.
Income from discontinued operations was $9.4 million in 2005. The income relates primarily to the reversal of a $5.5 million tax contingency accrual, a $1.6 million tax refund related to the Company’s former Precious Metals Group (“PMG”) business and a reduction in Retained Liabilities of Businesses Sold attributable to foreign exchange gains of $1.6 million from remeasuring Euro-denominated liabilities to U.S. dollars. During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of PMG. Subsequent to that date, such amount had been included in Retained Liabilities of Businesses Sold in the Consolidated Balance Sheets. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. In mid-2005, a Brazilian mid-level federal court made a ruling that was unfavorable to the PMG buyer’s case. However, in November 2005, the Brazilian Federal Supreme Court (the “Court”) ruled in favor of the taxpayer in a similar case, declaring the applicable law unconstitutional. Subsequent to that decision the Court has ruled in favor of the taxpayer in numerous other cases. The Court must hear all remaining individual cases that have been or will be appealed in this matter, including the PMG buyer’s, and that process may take several years. Until the PMG buyer’s case is adjudicated by the Court, the Company will remain liable for this matter based on the indemnification agreement. However, based upon the precedent set by the Court, the Company has concluded that this contingent liability is no longer probable at December 31, 2005, and has reversed the accrual. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil.

Income from discontinued operations of $2.9 million in 2004 relates to reductions in estimates of environmental and closure accruals established in connection with the sale of the SCM business and the exit of the Company’s closed manufacturing facilities in St. George, Utah and Midland, Michigan.
Net income in 2005 includes $2.3 million of income related to the cumulative effect of a change in accounting principle for the adoption of FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” See further discussion of the adoption of FIN No. 47 in Note 2 to the Consolidated Financial Statements in this Form 10-K.
Net income was $38.9 million, or $1.35 per diluted share, in 2005 compared with $128.6 million, or $4.49 per diluted share, in 2004, due primarily to the aforementioned factors.
Cobalt Segment
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2005	2004	Change

First Quarter	$17.26	$24.63	$(7.37)
Second Quarter	$15.03	$24.91	$(9.88)
Third Quarter	$13.41	$23.17	$(9.76)
Fourth Quarter	$12.51	$18.38	$(5.87)
Full Year	$14.55	$22.76	$(8.21)
The following table summarizes the percentage of sales dollars by end market:

	2005	2004	Change

Batteries	28%	38%	(10)%
Catalysts	13%	13%	—
Tires	11%	11%	—
Hard Metal	11%	11%	—
Coatings and Inks	9%	9%	—
Other	28%	18%	10%
Cobalt segment net sales decreased to $559.5 million in 2005 from $643.1 million in 2004, primarily due to lower product selling prices caused by the decrease in cobalt reference prices in 2005 compared with 2004 ($82.7 million). In addition, an overall decline in sales volumes was more than offset by a favorable shift in product mix ($13.1 million).
Operating profit for 2005 was $23.5 million compared to $146.9 million in 2004. The decrease was primarily due to the sale of finished goods manufactured using higher cost raw materials that were purchased before the decrease in metal prices which occurred throughout 2005 ($50.8 million) and the impact of lower cobalt metal prices ($23.5 million). In addition, operating profit was also adversely impacted by higher manufacturing costs ($18.5 million) primarily due to higher costs for petroleum-based products and process chemicals Operating profit was also impacted by decreased operating results at the smelter in the DRC ($17.1 million) primarily due to the scheduled maintenance shutdown and lower cobalt prices. During the fourth quarter of 2005, the Company identified irregularities in inventory valuation at a foreign subsidiary resulting in a write-down of approximately $2.0 million. In addition, the Company recorded a $4.2 million charge to establish a reserve against the note receivable from our joint venture partner in the DRC. Operating profit in 2004 included the benefit of increasing cobalt prices, resulting in the sale of finished goods manufactured using lower cost raw materials.
See Note 20 to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated income from continuing operations before income taxes and minority interests.

Nickel Segment
The following table summarizes the average quarterly LME market price of nickel:

	2005	2004	Change

First Quarter	$6.96	$6.68	$0.28
Second Quarter	$7.44	$5.67	$1.77
Third Quarter	$6.61	$6.35	$0.26
Fourth Quarter	$5.73	$6.39	$(0.66)
Full Year	$6.69	$6.27	$0.42
Nickel segment net sales decreased to $743.5 million in 2005 compared with $781.8 million in 2004 primarily due to lower nickel volumes due to lack of raw material feed ($65.7 million), lower cobalt by-product sales ($23.5 million) primarily as a result of lower cobalt prices, partially offset by a higher average nickel price ($35.3 million) in 2005 compared with 2004, increased sales of memory disk products ($9.3 million), increased copper by-product revenues ($5.6 million) and increased revenue from tolling activities ($3.2 million).
Operating profit for 2005 was $58.1 million compared to $109.1 million in 2004 primarily due to higher manufacturing expenses at the Finland nickel refinery ($24.3 million) and the Cawse mine ($12.9 million). The increases at the Finland nickel refinery were primarily due to lower production caused by a lack of raw material feed resulting in higher costs per unit produced and higher smelting costs due to a new tolling agreement. The decrease was also due to lower by-product credits ($13.9 million) as a result of the lower cobalt prices, higher energy costs, lower feed grade from Cawse and a lower of cost or market charge of $6.1 million in the second and third quarters of 2005. These factors were partially offset by a higher average nickel price in 2005 ($13.9 million), the receipt of $2.5 million related to collection of a note receivable that had been fully reserved in 2002 and the July 2004 mechanical failure at Cawse that negatively impacted operating profit in 2004 ($7.0 million).
See Note 20 to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated income from continuing operations before income taxes and minority interests.
Corporate Expenses
Corporate expenses for 2005 were $14.0 million compared with $54.6 million in 2004. Selling general and administrative expenses for 2005 include $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action and derivative lawsuits, and $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation, both partially offset by an $8.9 million severance charge related to the former chief executive officer. Selling, general and administrative expense for 2004 included a $7.5 million charge related to the shareholder derivative lawsuits and $4.9 million for executive compensation awards, of which $3.4 million related to the departure in 2004 of the Company’s former chief financial officer who was employed from 2002 to 2004. In addition, legal and professional fees decreased $5.4 million in 2005 compared with 2004 due to increased costs in 2004 associated with the restatement process, audit committee investigation and implementation of processes to comply with Sarbanes-Oxley requirements.
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
Gross profit was $330.4, or 24.5% of net sales, in 2004 compared to $180.0 million, or 19.7% of net sales, in 2003. The improvement was primarily due to the benefit of selling lower-cost inventory produced prior to the sharp rise in cobalt prices that began in the fourth quarter of 2003 as well as the overall impact of higher average cobalt prices in 2004 versus 2003 ($100.0 million); the impact of higher average nickel prices in 2004 versus 2003 ($76.0 million); stronger results from the Fidelity business in 2004 versus 2003 ($5.0 million); and restructuring charges of $5.8 million in 2003. These benefits were partially offset by the weakening of the dollar versus the Euro and the Australian dollar ($33.0 million); the impact of a new tolling agreement which increased tolling charges at the Finland refinery ($14.0 million); and a mechanical failure at the Cawse facility in July 2004 ($7.0 million).
Selling, general and administrative expenses decreased to $129.1 million in 2004 compared to $197.0 million in 2003. The decrease was primarily due to charges for the shareholder derivative lawsuits in 2004 of $7.5 million compared to $84.5 million in 2003; and restructuring charges of $14.2 million in 2003. These factors were partially offset by increased professional fees of approximately $11.0 million primarily due to the audit committee investigation and the restatement process, and work associated with the requirements of Sarbanes-Oxley.
The increase in other expense, net in 2004 compared to 2003 was due primarily to foreign exchange loss in 2004 of $5.3 million compared to a foreign exchange gain of $3.0 million in 2003 and debt covenant waiver fees of $1.2 million in 2004 associated with the delay in filing periodic reports with the SEC. The 2003 amount included a gain on the sale of the Company’s PVC business of $4.6 million and interest income of $6.9 million in 2003 on notes receivable from a DRC joint venture partner.
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
Cobalt Segment
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2004	2003	Change

First Quarter	$24.63	$7.73	$16.90
Second Quarter	$24.91	$9.04	$15.87
Third Quarter	$23.17	$9.75	$13.42
Fourth Quarter	$18.38	$12.61	$5.77
Full Year	$22.76	$9.69	$13.07

The following table summarizes the percentage of sales dollars by end market:

	2004	2003	Change

Batteries	38%	28%	10%
Catalysts	13%	15%	(2)%
Tires	11%	10%	1%
Hard Metal	11%	10%	1%
Coatings and Inks	9%	12%	(3)%
Other	18%	25%	(7)%
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
Operating profit for 2004 was $146.9 million compared to $55.0 million in 2003. The improvement was due primarily to the benefit of higher cobalt reference prices in 2004 and low cost inventory at the beginning of 2004 ($80.0 million), and restructuring charges in 2003 of $9.6 million. Additionally, higher production through the company’s joint venture in the DRC and a shift to higher margin value-added cobalt products added to the improvement. These improvements were offset by the weakening of the U.S. dollar against the Euro ($10.0 million).
See Note 20 to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated income from continuing operations before income taxes and minority interests.
Nickel Segment
The following table summarizes the average quarterly LME market price of nickel:

	2004	2003	Change

First Quarter	$6.68	$3.79	$2.89
Second Quarter	$5.67	$3.80	$1.87
Third Quarter	$6.35	$4.25	$2.10
Fourth Quarter	$6.39	$5.64	$0.75
Full Year	$6.27	$4.37	$1.90
Nickel segment net sales increased to $781.8 million in 2004 from $567.9 million in 2003 due to higher nickel LME market prices. Overall volumes in the segment were down 2.7% due to feed limitations and a mechanical failure at the Company’s Cawse facility in July 2004 that resulted in a production shutdown.
Operating profit for 2004 was $109.1 million compared to $58.3 million in 2003. The improvement was due primarily to the higher nickel market price ($76.0 million) and cobalt reference price ($20.0 million); stronger results from the Fidelity business ($5.0 million); and charges taken in 2003 for restructuring activities ($4.1 million) and environmental remediation ($2.5 million) that were not present in 2004. These improvements were offset by the weakening of the U.S. dollar against the Euro and the Australian dollar ($23.0 million); the impact of a new tolling agreement which increased tolling charges at the Finland refinery ($14.0 million); and the impact of the mechanical failure at the Cawse facility ($7.0 million).
See Note 18 to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated income from continuing operations before income taxes and minority interests.

Corporate Expenses
Corporate expenses for 2004 were $54.6 million compared to $130.3 million in 2003. The decrease was due primarily to charges for the shareholder derivative lawsuits in 2004 of $7.5 million compared to $84.5 million in 2003 and restructuring charges of $6.3 million in 2003 compared to a reversal of prior year charges in 2004 of $0.1 million. These improvements were partially offset by increased professional fees in 2004 of approximately $11.0 million primarily due to the audit committee investigation and the restatement process, and work associated with the requirements of Sarbanes-Oxley.
Dispositions and Restructuring
On July 31, 2003, the Company completed the sale of PMG for approximately $814 million in cash. After transaction costs and expenses, the Company recorded a gain of $145.9 million ($131.7 million after-tax). This business was comprised of the Company’s Precious Metals Chemistry and Metal Management reportable segments, which were acquired in August 2001. PMG was classified as a discontinued operation for all periods. The net proceeds were used to repay all of the Company’s indebtedness outstanding under its then-existing senior credit facilities.
On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (“SCM”), for $63.7 million. The net proceeds were used to repay a portion of the Company’s indebtedness outstanding under its then existing Senior credit facilities. There was no gain or loss recorded on the sale of SCM as this business was written-down by $2.6 million to its fair value in 2002. This business is presented as a discontinued operation for all periods.
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
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized in the following table (in millions):
Cash Flow Summary

	2005	2004	change

Net cash provided by (used for):
Operating activities	$121.8	$19.6	$102.2
Investing activities	(16.7)	(25.1)	8.4
Financing activities	(5.6)	0.1	(5.7)
Effect of exchange rate changes on cash	(5.3)	1.1	(6.4)
Discontinued operations — net cash used in operating activities	(6.4)	(23.6)	17.2

Net change in cash and cash equivalents	$87.8	$(27.9)	$115.7

The $102.2 increase in net cash provided by operating activities was primarily due to the positive cash flow impact of a $111.0 million decrease in inventory at December 31, 2005 compared with December 31, 2004 versus an increase in inventory at December 31, 2004 of $146.3 million compared with December 31, 2003. The increase in inventory during 2004 was primarily due to higher metal prices and a build of inventory due to the planned shutdown of the cobalt smelter in the DRC in the first half of 2005. The shutdown of the smelter was completed and the smelter was re-opened in May 2005. The decrease in inventory during 2005 was primarily due to working down the build up for the smelter shutdown, lower metal prices, lower availability of nickel raw material feedstocks and Company initiatives to reduce inventory levels. Advances to suppliers decreased $27.0 million at December 31, 2005 compared with December 31, 2004 due to a decrease in shipments of inventory that required prepayment to suppliers. The decrease in accounts receivable at December 31, 2005 compared with December 31, 2004 provided $35.2 million to cash flow provided by operating activities. Accounts receivable decreased as a result of decreased sales due to lower metal prices in the fourth quarter of 2005 compared with the fourth quarter of 2004.
The favorable cash flow impact of the inventory reduction in 2005 was partially offset by the payment of $74.0 million related to the shareholder litigation settlement in 2005, a $89.8 million reduction in net income and a $28.9 million decrease in accounts payable in 2005 compared with a $3.9 million decrease in accounts payable in 2004, which corresponds to the changes in inventory levels.
Net cash used in investing activities decreased $8.4 million in 2005 compared with 2004 primarily due to the receipt of $4.5 million from the sale of an investment in equity securities and $5.5 million of proceeds from repayment of notes receivable.
Financing Activities
On December 20, 2005, the Company replaced its existing $150.0 million Senior Secured Revolving Credit Facility with a new Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At December 31, 2005, there were no borrowings outstanding under the Revolver and the Company was in compliance with all covenants.
The Company has outstanding $400.0 million of 9.25% Senior Subordinated Notes (the “Notes”) that mature on December 15, 2011. The Notes may be redeemed at the option of the Company beginning December 15, 2006 at prices specified in the indenture. The Company’s domestic subsidiaries are the guarantors of the Notes (See Note 21 to the Consolidated Financial Statements in this Form 10-K). The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes, and the Company reclassified the Notes from long-term to current as of March 31, 2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Form 10-Qs for each of the first three quarters of 2004 on June 10, 2005. The Company also was delayed in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005, which resulted in new events of default on August 17, 2005 under the indenture governing the Notes. However, the Company filed its 2004 Form 10-K on August 22, 2005. The Company filed its Form 10-Qs for the first and second quarters of 2005 on September 23, 2005. The Company timely filed its Form 10-Q for the third quarter of 2005 on November 8, 2005. At December 31, 2005, the Notes are classified as long-term as the Company is no longer in default under the indenture and the holders of the Notes no longer have the right to accelerate payment of the Notes. At December 31, 2005, the fair value of the Notes, based upon the quoted market price, approximated $389.0 million.

During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this note was $17.3 million and $23.0 million at December 31, 2005 and 2004, respectively. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its DRC smelter joint venture partners. The note receivable is recorded in Note receivables from joint venture partner, bears interest at LIBOR plus 2.75% and matures in December 2008.
In August 2003, the Company entered into an interest rate swap agreement to convert the fixed rate on $50.0 million of the Notes to a variable rate of LIBOR plus 4.10% for the period ending December 15, 2011. In addition, in November 2003, the Company entered into another interest rate swap to convert the fixed rate on $50.0 million of the Notes to a variable rate of LIBOR plus 4.39% for the period ending December 15, 2011. These swap agreements are designated as fair value hedges.
In 2002, the Company completed the termination of, and settled for cash, interest rate swap agreements for an aggregate amount of $125.0 million expiring in 2011. These swap agreements converted fixed rate debt of 9.25% to a floating rate. In addition, the Company completed the termination of, and settled for cash, interest rate swap agreements for an aggregate amount of $55.0 million expiring in 2003. These swap agreements converted floating rate debt to a fixed rate. The combined pretax gain on the termination of the swaps of $8.0 million has been deferred and is being amortized to interest expense through the date on which the swaps were originally scheduled to mature.
At December 31, 2005, the combined effective rate of the Company’s borrowings and related swap agreements was 8.91%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparty to the interest rate swaps is an international commercial bank.
The Company has generated sufficient cash from operations during 2005 to provide for its working capital, debt service, litigation settlements and capital expenditure requirements. The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during the next year.
The Company did not pay cash dividends in 2005, 2004 or 2003. The Company intends to continue to retain earnings for use in the operation of the business and therefore does not anticipate paying cash dividends in 2006.
Capital Expenditures
Capital expenditures in 2005 were $25.2 million, related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $46.0 million in 2006 primarily for a project at the Kokkola refinery to improve by-product yields, a project at the Cawse mine to increase capacity and other fixed asset replacements at existing facilities.
During 2005, the Company initiated a multi-year ERP project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes and management reporting. The new ERP system will replace or complement existing legacy systems and business processes. The system will be implemented at one site in 2006 before worldwide implementation begins. The Company anticipates that the ERP system will be substantially complete by 2008.

Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2005 (in thousands).

	Payments due by period

	Total	2006	2007	2008	2009	2010	Thereafter

Purchase and other obligations(1)	$1,396,998	$403,666	$367,741	$319,697	$230,581	$41,707	$33,606
Debt obligations	417,250	5,750	5,750	5,750	—	—	400,000
Fixed interest payments on Notes	222,000	37,000	37,000	37,000	37,000	37,000	37,000
Operating lease obligations	26,396	3,842	3,256	2,953	2,561	2,551	11,233

Total	$2,062,644	$450,258	$413,747	$365,400	$270,142	$81,258	$481,839

(1)	For 2006 through 2011, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference/market price of each metal. The price used in the computation is the average daily price for the last week of December 2005 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.
Pension funding and postretirement benefit payments can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension funding and post-retirement benefit payments have not been included in the table above. The Company expects to contribute approximately $1.0 million related to its SCM pension plan in 2006. Pension benefit payments are made from assets of the pension plan. The Company expects to make payments related to its other postretirement benefit plans of approximately $0.2 million annually over the next ten years. Benefit payments beyond that time cannot currently be estimated. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for the former chief executive officer. The Company expects to make annual benefit payments of approximately $0.7 million related to the SERP from 2010 through 2015. Benefit payments beyond that time cannot currently be estimated.
Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases which are disclosed in the contractual obligations table and Note 18 to the consolidated financial statements included in Item 8 of this Annual Report.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgments of certain amounts included in the financial statements related to the critical accounting policies described below. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to similar businesses.
Revenue Recognition — Revenues are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The majority of the Company’s sales are related to sales of product. Revenue for product sales is recognized when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of consignment inventory. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of products sold. During 2005, the Company began providing nickel tolling services. Revenue associated with nickel tolling is recognized when services are rendered.

Inventories — The Company’s inventories are stated at the lower of cost or market and valued using the first-in, first-out (FIFO) method. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt and nickel reference/market prices and changes in availability from suppliers. In periods of raw material metal price declines or declines in the selling prices of the Company’s finished products, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge. Monthly, the Company evaluates the need for a lower of cost or market adjustment to inventories based on the end of the month market price.
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
Asset Retirement Obligations — The Company’s estimate of asset retirement obligations under SFAS No. 143, as interpreted by FIN No. 47, which was initially adopted in the fourth quarter of 2005, includes key assumptions, including inflation rates, discount rates and the expected life of the Company’s Cawse mining operations. The estimated obligations are particularly sensitive to the impact of changes in the expected lives and the difference between the inflation and discount rates. Changes in the estimates of closure costs due to changed legal or contractual requirements, available technology, inflation, overhead or profit rates would also have a significant impact on the recorded obligations.
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
Stock Awards Granted to Employees — In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition when a company voluntarily changes to the fair value based method of recognizing expense in results of operations for stock-based employee compensation, including stock options granted to employees. Prior to 2003, the Company accounted for stock-based employee compensation under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the second quarter of 2003, the Company adopted, effective January 1, 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prospective method of adoption selected by the Company under the provisions of SFAS No. 148, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003.
Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.
Derivative Instruments — The Company enters into derivative instruments and hedging activities which are closely monitored and controlled in order to manage, where possible and economically efficient, commodity price risk for nickel and copper, interest rate risk related to borrowings, and, at times, foreign currency risk associated with manufacturing and sales locations where fluctuations in currency prices may affect the Company’s operating results.
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
During 2003, the Company entered into interest rate swap agreements that are designated as fair value hedges. For these hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings as equal and offsetting gains and losses in interest expense in the Statement of Consolidated Income. All fair value hedges are 100% effective and, therefore, there is no impact on earnings due to hedge ineffectiveness.
Recently Issued Accounting Standards
SFAS No. 155: In May 2005, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133 and 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Companies must apply the standard prospectively. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on the Company’s results of operations or financial position.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.
SFAS No. 151: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — An amendment of ARB No. 43.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.
SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees” (“SFAS No. 123”) and supersedes APB Opinion No. 25,“Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company adopted the fair value recognition provisions of SFAS No. 123 in 2003 using the prospective method of adoption under SFAS No. 148. Under the prospective method of adoption, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003. As allowed under SFAS No. 123, the Company accounted for forfeitures as they occurred. Under SFAS No. 123R that method is no longer allowed and the Company must now estimate forfeitures at the grant date. When the Company adopts SFAS No. 123R on January 1, 2006, the Company will estimate forfeitures for stock options outstanding which have not yet vested. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s results of operations or financial position.
EITF No. 04-6: In June 2005, the FASB ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company currently capitalizes and defers stripping costs when developing a new pit or expanding an existing pit until that pit has reached full production. Upon adoption of EITF No. 04-6, the Company will be required to write-off the amount of deferred stripping costs that were incurred after production commenced at each pit. Such amounts capitalized total $1.8 million at December 31, 2005 and are included in Other non-current assets in the Consolidated Balance Sheet. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The transition provisions require that the consensus be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company will adopt EITF No. 04-06 on January 1, 2006 and the effect of adoption will be a $1.8 million reduction to Other non-current assets and beginning retained earnings.
Effects of Foreign Currency
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro and the Australian dollar). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
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

Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations. See Item I for further discussion of these matters.
Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in this Report on Form 10-K.

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
The primary raw materials used by the Company in manufacturing its products are cobalt and nickel. The Company’s supply of cobalt has historically been sourced from the DRC, Australia and Finland. Although the Company has never experienced a significant shortage of cobalt raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of cobalt raw materials. Nickel historically has been sourced from Australia, Finland and Brazil. In December 2001, the Company purchased an intermediate nickel refining facility and associated mine deposits in Australia (the Cawse mine), which provide the Company with direct access to approximately 6,500 tons of nickel per year. Currently, the Company has arrangements in place for approximately 82% of its projected nickel refining capacity for 2006. This amount includes both supply contracts for raw material feed and tolling agreements to toll refine third party feedstocks. During 2006, the Company reached an agreement to toll refine approximately 21,000 to 25,000 tons of contained nickel per year over a three-year period, starting July 1, 2006 and ending July 31, 2009. As a result of the agreement, the Company’s Harjavalta, Finland refinery will be operating near practical capacity in the second half of 2006. Currently, the Company has arrangements in place for approximately 100% of its practical nickel refining capacity for 2007 and 2008.
The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand, changes in cobalt and nickel reference/market prices and changes in availability from suppliers. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of producers. Fluctuations in the prices of cobalt and nickel have been significant in the past and the Company believes that cobalt and nickel price fluctuations are likely to continue in the future. The Company attempts to pass through to its customers increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt and nickel. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. The Company attempts to minimize the effect on profitability of changes in the market price of nickel through hedging activities. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.
The Company is exposed to interest rate risk primarily through its borrowing activities. The Company predominantly utilizes U.S. dollar denominated borrowings to fund its working capital and investment needs. The majority of the Company’s borrowings are in fixed rate instruments. The Company entered into interest rate swap agreements to convert a portion of the fixed rate instruments to variable rate contracts. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note 9 to the consolidated financial statements contained in Item 8 of this Annual Report). The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates of the Company’s debt.

	Fixed Rate
	Senior
	Subordinated	Variable
	Notes	Rate Debt

2006	$—	$5,750
2007	—	5,750
2008	—	5,750
2009	—	—
2010	—	—
2011	400,000	—

Total book value	$400,000	$17,250

Interest rate at 12/31/2005	9.25%	5.38%
Fair value at 12/31/2005	$389,000	$17,250
The interest rate on the variable rate debt is based on the LIBOR rate (as of November 1, 2005) plus 1.1%. See Note 9 to the consolidated financial statements contained in Item 8 of this Annual Report for further discussion.
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro and the Australian dollar). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of OM Group, Inc.
We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” as of October 1, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment that it did not maintain effective internal control over financial reporting as of December 31, 2005 and an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2005.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of OM Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included elsewhere herein, that OM Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Inadequate controls over the review of financial results of a foreign subsidiary which accounted for approximately 1% of the Company’s consolidated assets and revenues as of and for the year ended December 31, 2005. During the 2005 year-end closing process, the Company identified irregularities in the subsidiary’s inventory valuation that went undetected in prior periods, resulting in a material adjustment to correct the inventory valuation as of December 31, 2005. Management has performed a comprehensive review of all of the significant accounts at this subsidiary as of December 31, 2005 to ensure that reported amounts are reasonable.

•	Inadequate controls over the review of retained liabilities of businesses sold resulted in a material adjustment to reverse a tax contingency indemnification liability related to one of the Company’s former subsidiaries in Brazil. As a result of a Brazilian Federal Supreme Court ruling in November 2005, as explained further in Note 5 to the consolidated financial statements, the Company’s assessment of the likelihood of an unfavorable outcome of the tax contingency changed from probable to reasonably possible. Accordingly, the indemnification liability was reversed through discontinued operations as a result of the year-end audit process.

•	Inadequate controls over the Company’s joint venture smelter in the Democratic Republic of Congo (DRC) resulted in several control deficiencies that were individually not material weaknesses but, when aggregated, constitute a material weakness in internal control over financial reporting. The control deficiencies resulted from inherent control risks of doing business as a joint venture partner in the DRC, inadequate controls over reporting payroll and related taxes to the DRC tax authorities, inadequate general oversight of the finance function, use of Excel spreadsheets in lieu of an accounting system, and timing of reconciliation of certain general ledger accounts. These individual control deficiencies resulted in adjustments to the Company’s results of operations in 2005 and, when considered in the aggregate, could result in material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated February 27, 2006 on those consolidated financial statements.
In our opinion, management’s assessment that OM Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, OM Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 27, 2006

Consolidated Balance Sheets

	December 31

	2005	2004
(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$114,618	$26,779
Accounts receivable, less allowance of $1,348 in 2005 and $1,960 in 2004	128,278	161,346
Inventories	304,557	415,517
Advances to suppliers	5,503	32,498
Other current assets	52,152	52,719

Total current assets	605,108	688,859

Property, plant and equipment, net	369,129	389,812
Goodwill	179,123	181,871
Notes receivable from joint venture partner, less allowance of $4,200 in 2005 and $0 in 2004	25,179	29,379
Other non-current assets	41,734	44,780

Total assets	$1,220,273	$1,334,701

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5,750	$5,750
Long-term debt in default	—	400,000
Accounts payable	103,397	132,312
Accrued employee costs	21,100	17,062
Retained liabilities of businesses sold	6,020	21,837
Shareholder litigation accrual	—	74,000
Other current liabilities	31,772	50,835

Total current liabilities	168,039	701,796

Long-term debt	416,096	24,683
Deferred income taxes	21,461	31,033
Shareholder litigation accrual	—	18,000
Minority interests	36,994	44,168
Other non-current liabilities	41,150	27,989
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 29,368,519 in 2005 and 28,494,098 shares in 2004	293	285
Capital in excess of par value	516,510	498,250
Retained earnings (deficit)	6,811	(32,080)
Treasury stock (61,235 shares in 2005 and 14,025 shares in 2004, at cost)	(2,226)	(710)
Accumulated other comprehensive income	15,145	21,287

Total stockholders’ equity	536,533	487,032

Total liabilities and stockholders’ equity	$1,220,273	$1,334,701

See accompanying notes to consolidated financial statements.

Statements of Consolidated Income

	Year Ended December 31

	2005	2004	2003
(In thousands, except per share data)
Net sales	$1,249,609	$1,347,338	$912,145
Cost of products sold	1,092,088	1,016,891	732,148

	157,521	330,447	179,997
Selling, general and administrative expenses	89,975	129,075	197,023

Income (loss) from operations	67,546	201,372	(17,026)
Other income (expense):
Interest expense	(41,282)	(39,838)	(41,052)
Foreign exchange gain (loss)	(3,874)	(5,310)	3,023
Investment and other income, net	8,498	6,036	12,392

	(36,658)	(39,112)	(25,637)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	30,888	162,260	(42,663)
Income tax expense	(10,736)	(35,068)	(14,534)
Minority interest share of (income) loss	7,128	(1,442)	914

Income (loss) from continuing operations before cumulative effect of change in accounting principle	27,280	125,750	(56,283)
Discontinued operations:
Income from discontinued operations, net of tax	9,359	2,894	8,199
Gain on disposal of Precious Metals Group, net of tax	—	—	131,748

Income from discontinued operations, net of tax	9,359	2,894	139,947
Income before cumulative effect of change in accounting principle	36,639	128,644	83,664
Cumulative effect of change in accounting principle	2,252	—	—

Net income	$38,891	$128,644	$83,664

Net income (loss) per common share — basic:
Continuing operations	$0.95	$4.42	$(1.99)
Discontinued operations	0.33	0.10	4.94
Cumulative effect of change in accounting principle	0.08	—	—

Net income	$1.36	$4.52	$2.95

Net income (loss) per common share — assuming dilution:
Continuing operations	$0.95	$4.39	$(1.99)
Discontinued operations	0.32	0.10	4.94
Cumulative effect of change in accounting principle	0.08	—	—

Net income	$1.35	$4.49	$2.95

Weighted average shares outstanding
Basic	28,679	28,470	28,354
Assuming dilution	28,726	28,622	28,368
See accompanying notes to consolidated financial statements.

Statements of Consolidated Comprehensive Income

	Year Ended December 31

	2005	2004	2003
(In thousands)
Net income	$38,891	$128,644	$83,664
Foreign currency translation adjustments	(6,365)	7,662	(26,928)
Reclassification of hedging activities into earnings	(3,475)	(6,689)	(841)
Unrealized gain on cash flow hedges, net of tax expense of $335 in 2005, $1,157 in 2004, and $3,602 in 2003	954	3,475	6,689
Realized gain on available-for-sale securities	(930)	—	—
Unrealized gain on available-for-sale securities	4,745	930	—
Additional minimum pension liability adjustment	(1,071)	(1,177)	4,108

Net change in accumulated other comprehensive income	(6,142)	4,201	(16,972)

Comprehensive income	$32,749	$132,845	$66,692

See accompanying notes to consolidated financial statements.

Statements of Consolidated Cash Flows

	Year Ended December 31

		2004 Revised —	2003 Revised —
	2005	See Note 1	See Note 1
(In thousands)
Operating activities
Net income	$38,891	$128,644	$83,664
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(9,359)	(2,894)	(139,947)
Income from cumulative effect of change in accounting principle	(2,252)	—	—
Depreciation and amortization	49,107	50,954	56,442
Foreign exchange loss (gain)	3,874	5,310	(3,023)
Gain on sale of investment in equity securities	(2,359)	—	—
Gain on Weda Bay note receivable	(2,500)	—	—
Restructuring charges, less cash spent	—	—	7,678
Provision for receivables from joint venture partner	4,200	—	—
Deferred income taxes	(7,511)	6,023	25,923
Minority interest income (losses)	(7,128)	1,442	(914)
Equity income from investment	(3,207)	(4,479)	(1,066)
Other non-cash items	836	1,381	1,161
Changes in operating assets and liabilities
Accounts receivable	35,230	(26,027)	(38,842)
Advances to suppliers	26,996	(13,098)	(12,272)
Notes receivable from joint venture partners	—	21,808	(19,117)
Inventories	110,960	(146,316)	(58,128)
Accounts payable	(28,916)	(3,878)	36,235
Shareholder litigation accrual	(74,000)	7,500	84,500
Other, net	(11,025)	(6,759)	(35,683)

Net cash provided by (used for) operating activities	121,837	19,611	(13,389)
Investing activities
Expenditures for property, plant and equipment, net	(25,189)	(18,417)	(10,910)
Proceeds from MPI note receivable	3,035	—	—
Proceeds from Weda Bay note receivable	2,500	—	—
Proceeds from sale of investments in equity securities	4,534	—	—
Investments in non-consolidated joint ventures	(1,534)	—	—
Acquisition of business	—	(6,715)	(11,151)
Proceeds from sales of businesses — net of cash sold	—	—	871,281

Net cash (used for) provided by investing activities	(16,654)	(25,132)	849,220
Financing activities
Long-term borrowings	—	23,000	22,919
Payments of long-term debt and revolving line of credit	(55,622)	(22,919)	(794,400)
Proceeds from the revolving line of credit	49,872	—	—
Proceeds from exercise of stock options	117	—	406

Net cash (used for) provided by financing activities	(5,633)	81	(771,075)
Effect of exchange rate changes on cash	(5,293)	1,068	6,238

Cash and cash equivalents
Increase (decrease) from continuing operations	94,257	(4,372)	70,994
Discontinued operations — net cash used for operating activities	(6,418)	(23,568)	(10,012)
Discontinued operations — net cash used for investing activities	—	—	(18,733)
Balance at the beginning of the year	26,779	54,719	12,470

Balance at the end of the year	$114,618	$26,779	$54,719

See accompanying notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity

	Year Ended December 31

	2005	2004	2003
(In thousands)
Common Stock — Shares
Beginning balance	28,480	28,480	28,452
Shares issued under stock compensation plans	40	—	28
Shares issued for settlement of shareholder litigation	787	—	—

	29,307	28,480	28,480

Common Stock — Dollars
Beginning balance	$285	$285	$284
Shares issued under stock compensation plans	—	—	1
Shares issued for settlement of shareholder litigation	8	—	—

	293	285	285

Capital in Excess of Par Value
Beginning balance	498,250	495,107	494,546
Shares issued under stock compensation plans	845	—	536
Settlement of shareholder litigation	13,375	—	—
Non-employee directors’ compensation	—	190	25
Stock option compensation	3,184	2,366	—
Restricted stock compensation	856	587	—

	516,510	498,250	495,107

Retained Earnings (Deficit)
Beginning balance	(32,080)	(160,724)	(244,388)
Net income	38,891	128,644	83,664

	6,811	(32,080)	(160,724)

Treasury Stock
Beginning balance	(710)	(710)	(710)
Reacquired shares	(1,516)	—	—

	(2,226)	(710)	(710)

Accumulated Other Comprehensive Income
Beginning balance	21,287	17,086	34,058
Foreign currency translation adjustments	(6,365)	7,662	(26,928)
Reclassification of hedging activities into earnings	(3,475)	(6,689)	(841)
Unrealized gain on cash flow hedges, net of tax expense of $335 in 2005, $1,157 in 2004, and $3,602 in 2003	954	3,475	6,689
Reclassification of realized gain on available-for-sale securities into earnings	(930)	—	—
Unrealized gain on available-for-sale securities	4,745	930	—
Additional minimum pension liability adjustment	(1,071)	(1,177)	4,108

	15,145	21,287	17,086

Unearned Compensation
Beginning balance	—	(592)	(2,950)
Restricted stock compensation	—	592	2,358

	—	—	(592)

Total Stockholders’ Equity	$536,533	$487,032	$350,452

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 — Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the “Company”) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a smelter joint venture in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has controlling interest in the joint venture. Minority interest is recorded for the remaining 45% interest. The Company has a 20% interest in an Australian nickel company (Lionore Australia Pty Ltd) that is accounted for by the equity method. The investment is included in other non-current assets in the Consolidated Balance Sheets, and equity income (loss) is included in investment and other income, net in the Statements of Consolidated Income. The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as “special purpose entities” (“SPE’s”), as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”.
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
Revenue Recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of consignment inventory. During 2005, the Company began providing nickel tolling services. Revenue associated with nickel tolling is recognized when services are rendered.
Cost of Products Sold — Shipping and handling costs are included in cost of products sold.
Concentrations of Credit Risk — Concentration of credit risk in accounts receivable is limited due to the Company’s large number of customers. The Company does not require collateral from its customers.
Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes evident that collections will not occur. Bad debt expense is included in selling, general and administrative expenses and amounted to $0.6 million, $1.4 million and $1.2 million in 2005, 2004 and 2003, respectively.
Marketable Securities — Prior to 2005, the Company had an interest in Weda Bay Minerals, Inc. (“Weda Bay”) that was accounted for under the equity method. As a result of an other-than-temporary decline in value, the investment was written down to $0 in 2002. In December 2005, Weda Bay completed a private placement of 17,600,000 shares of common stock. Subsequent to that transaction, the Company owns approximately 7% of the outstanding shares of Weda Bay at December 31, 2005. In May of 2005, the Company signed a standstill agreement in which it agreed not to sell or otherwise dispose of it shares of Weda Bay for a period of 18 months. In December 2005, as consideration for consenting to the private placement, the Company was released from the standstill agreement, and is therefore free to sell the Weda Bay shares without restriction. Accordingly, the

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Company concluded that this investment should be accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” beginning in December of 2005. These available-for-sale securities are recorded at fair value (based on the quoted market price of related shares) with the unrealized gains and losses included in Accumulated other comprehensive income in the Consolidated Balance Sheets. At December 31, 2005, the unrealized gain of $4.7 million represents the fair value of the investment.
At December 31, 2004, the Company had an available-for-sale-security with an unrealized gain of $0.9 million included in Accumulated other comprehensive income in the Consolidated Balance Sheets. During 2005, this investment was sold resulting in a realized gain of $2.4 million which is included in Investment and other income, net in the Statements of Consolidated Income.
Inventories — Inventories are stated at the lower of cost or market and valued using the first-in, first-out (FIFO) method. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt and nickel market prices and changes in availability from suppliers. Monthly, the Company evaluates the need for a lower of cost or market adjustment to inventories based on the end of the month market price.
Receivables from Joint Venture Partners and Minority Interests — The Company has a 55% interest in a smelter joint venture in the DRC. The remaining 45% interest is owned by two partners at 25% and 20%.
In 2001 and prior years, the Company financed the capital contribution for the 20% minority shareholder in its joint venture in the DRC. During 2004, the receivable from this partner ($21.8 million) was repaid.
In years prior to 2004, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At December 31, 2005 the receivables from this partner were $25.2 million, net of a $4.2 million valuation allowance. At December 31, 2004, the receivables from this partner were $29.4 million. The receivables are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). The interest rate on the $22.9 million is LIBOR plus 2.75%, or 7.01%, at December 31, 2005 and resets annually on January 2. The interest rate on the $6.5 million is LIBOR plus 1.25%, or 4.35%, at December 31, 2005 and resets quarterly. The Company has recorded a full allowance ($3.4 million and $1.6 million at December 31, 2005 and 2004, respectively) against the interest due on the receivables. Interest income will be recorded when received. No interest payments have been received to date.
Under the terms of the receivables, the partner’s share of any dividends from the joint venture and any other cash flow distributions (“secondary considerations”) paid by the joint venture, if any, first serve to reduce the Company’s receivables before any amounts are remitted to the joint venture partner. The receivables are secured by 80% of the partner’s interest in the joint venture (book value of $16.5 million at December 31, 2005 and $19.6 million at December 31, 2004), and by a loan payable from the joint venture to the partner (principal balance of $3.9 million at December 31, 2005 and 2004, plus accrued interest), as repayment of the loan would qualify as a secondary consideration.
The Company currently anticipates that repayment of the receivables will be made from the partner’s share of any dividends from the joint venture and any other secondary considerations paid by the joint venture.
Advances to Suppliers — Advances to suppliers represent payments under certain raw material purchase agreements that require the Company to make payment prior to title and risk of loss transferring to the Company. When title and risk of loss transfer to the Company, which generally occurs upon receipt of the material at the Company’s manufacturing location, the amount is reclassified to inventories.
Depreciation and Amortization — Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives of

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
approximately 30 years for buildings, 3 to 15 years for equipment and 5 years for leasehold improvements. Finite lived intangible assets, which are included in Other non-current assets on the Consolidated Balance Sheets, consist principally of patents and capitalized software and are amortized using the straight-line method over 3 to 17 years.
Long-lived assets, including finite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.
Goodwill — In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The results of the testing as of October 1, 2005 confirmed that the fair value of goodwill exceeded its carrying value and therefore no impairment loss was required to be recognized.
Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold on July 31, 2003 (see Note 5). Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. At December 31, 2005, such items are comprised of income taxes payable related to periods during which the Company owned PMG. The total liability at December 31, 2005 is $10.0 million, of which $6.0 million is included in current liabilities and $4.0 million is included in Other non-current liabilities in the Consolidated Balance Sheet.
Research and Development — Research and development costs are charged to operations when incurred, are included in selling, general and administrative expenses and amounted to $14.9 million, $14.0 million and $10.0 million in 2005, 2004 and 2003, respectively.
Repairs and Maintenance — The Company expenses repairs and maintenance costs, including periodic maintenance shutdowns at its manufacturing facilities, when incurred.
Accounting for Leases — Lease expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease.
Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.
Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiaries and related DRC operations is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the Euro and Australian dollar) are included in the Statements of Consolidated Income.
The functional currency for the Company’s other subsidiaries outside of the United States is the applicable local currency. For those operations, financial statements are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income in stockholders’ equity.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk for nickel and interest rate risk related to borrowings. The use of forward and future contracts to hedge nickel price risk is discussed in Note 10. The use of interest rate swaps to hedge interest rate risk on the Company’s debt is discussed in Note 9.
During 2003, the Company entered into interest rate swap agreements that are designated as fair value hedges. For these hedges, changes in the fair value of both the hedging instruments and the underlying debt obligations are immediately recognized in earnings as equal and offsetting gains and losses in interest expense. All fair value hedges are 100% effective and therefore, there is no impact on earnings.
The Company has certain derivative instruments that are designated as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified to the Statements of Consolidated Income when the hedged item affects the Statements of Consolidated Income. Any ineffective portions of such cash flow hedges are recognized immediately in the Statements of Consolidated Income.
The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in results of operations. These instruments are entered into to economically hedge certain movements in the price of nickel.
Stock Options and Compensation Plans — In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition when a company voluntarily changes to the fair value based method. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective method of adoption under SFAS No. 148. Under the prospective method of adoption, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003. Accordingly, the Statements of Consolidated Income include compensation expense for stock options granted to employees in 2005, 2004 and 2003 of $3.2 million, $2.6 million and $0.1 million, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
If the Company had elected to adopt the retroactive restatement provisions of SFAS No. 148 and thereby record compensation expense related to employee stock compensation awards prior to January 1, 2003, pro forma results of operations would have been as follows:

	December 31

	2005	2004	2003

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$27,280	$125,750	$(56,283)
Add: Stock-based employee compensation expense included in income from continuing operations before cumulative effect of change in accounting principle	4,040	3,734	2,476
Deduct: Total stock-based employee compensation expense using the fair value method for all awards	(4,040)	(4,001)	(2,662)

Pro forma income (loss) from continuing operations before cumulative effect of change in accounting principle	$27,280	$125,483	$(56,469)

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle — basic:
As reported	$0.95	$4.42	$(1.99)

Pro forma	$0.95	$4.41	$(1.99)

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution:
As reported	$0.95	$4.39	$(1.99)

Pro forma	$0.95	$4.38	$(1.99)

The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	December 31

	2005	2004	2003

Risk-free interest rate	4.0%	3.5%	3.2%
Dividend yield	—	—	—
Volatility factor of Company common stock	0.44	0.45	0.42
Weighted-average expected option life (years)	5	5	5
In June 2005, the Company granted 166,194 shares of restricted stock to its new Chief Executive Officer (the “CEO”). The restricted shares vest on May 31, 2008 subject to the CEO remaining employed by the Company on that date. The market value of the restricted stock award based upon the market value of an unrestricted share of the Company’s common stock was $4.1 million and the expense is being recognized ratably over the vesting period.
In April 2002, the Company granted 28,000 shares of restricted stock to its former Chief Financial Officer who was employed from 2002 to 2004. The restricted shares were scheduled to vest in increments of 4,000 shares from April 30, 2003 to April 30, 2009. The market value of the restricted stock award was $1.9 million and was recorded in unearned compensation in stockholders’ equity. On July 31, 2003, in connection with the sale of PMG, the compensation committee of the board of directors approved accelerated vesting of these restricted shares resulting in compensation expense of $1.6 million in 2003.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The Statements of Consolidated Income include compensation expense related to restricted stock grants of $0.8 million, $1.2 million and $2.4 million in 2005, 2004 and 2003, respectively.
Reclassifications — Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation. The Company has separately disclosed the 2003 operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. In addition, cash flows associated with liabilities of business sold for 2004 and 2003, which had previously been included in the operating section of the cash flow statement, have been reclassified and are now included with cash flows attributable to discontinued operations.
Note 2 — Recently Issued Accounting Standards
Accounting Standards Adopted in 2005
FIN No. 47: In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN No. 47 in the fourth quarter of 2005.
SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset’s retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.
As a result of the adoption of FIN No. 47, the Company recorded asset retirement obligations for costs to dismantle the plant, close its surface mines and reclaim the land disturbed as a result of its normal mining activities in Australia. The Company determined these obligations based on estimates adjusted for inflation, projected to the estimated closure dates, and then discounted using a credit-adjusted risk-free interest rate. Because these asset retirement obligations have a remaining expected life of 24 years, an appropriate market risk premium could not be estimated or considered when escalating the estimated obligations.
The estimated future asset retirement obligations have been discounted to their present value and are being accreted to their projected future obligations via charges to operating expenses. Additionally, the fixed assets recorded concurrently with the liabilities are being depreciated over the period until retirement activities are expected to occur. The associated asset established in connection with the implementation of FIN No. 47 is recorded in “Property, Plant and Equipment, net” in the Consolidated Balance Sheet at December 31, 2005. Total accretion and depreciation expense for 2005 was $0.1 million and is included in cost of products sold in the Statement of Consolidated Income.
As of December 31, 2004, a $2.9 million accrual was recorded for future costs associated with land reclamation. As a result of the adoption of FIN No. 47, this liability was remeasured in accordance with SFAS No. 143. At December 31, 2005, the Company has a $3.4 million asset retirement obligation included in Other non-current liabilities in the Consolidated Balance Sheet.
The adoption of FIN No. 47 resulted in a $2.3 million cumulative effect of a change in accounting principle in the Statements of Consolidated Income for the year ended December 31, 2005. The Nickel group’s Australian operation currently has net operating loss carryforwards and a full valuation allowance and accordingly there was no related tax impact.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The Company is required by the Australian government to maintain bonds to be used for land reclamation. At December 31, 2005 and 2004, the Company recorded $3.2 million and $3.4 million, respectively, for the bonds. The bonds are included in Other non-current assets in the Consolidated Balance Sheets. There are no other assets legally restricted for purposes of settling the asset retirement obligations. The remaining asset retirement obligations will be funded out of general corporate funds.
Assuming the adoption of FIN No. 47 in prior years, the liabilities recorded on the Consolidated Balance Sheets for asset retirement obligations related to mining activities in Australia would have been as follows:

Balance at January 1, 2003	$0.6
Balance at December 31, 2003	$0.8
Balance at December 31, 2004	$1.0
Additional pro forma information, assuming the adoption of FIN No. 47 on January 1, 2003, is as follows for the year ended December 31:

	2004	2003

Reported net income	$128.6	$83.7
Less: Additional expense assuming adoption of FIN No. 47 on January 1, 2003	(0.1)	(0.1)
Add: Cumulative effect of a change in accounting principle	—	0.9
Add: Reversal of expense actually recorded related to land reclamation	0.5	0.6

Pro-forma net income	$129.0	$85.1

Reported earnings per share — basic	$4.52	$2.95
Less: Additional expense assuming adoption of FIN No. 47 on January 1, 2003	—	—
Add: Cumulative effect of a change in accounting principle	—	0.03
Add: Reversal of expense actually recorded related to land reclamation	0.02	0.02

Pro-forma earnings per share — basic	$4.54	$3.00

Reported earnings per share — assuming dilution	$4.49	$2.95
Less: Additional expense assuming adoption of FIN No. 47 on January 1, 2003	—	—
Add: Cumulative effect of a change in accounting principle	—	0.03
Add: Reversal of expense actually recorded related to land reclamation	0.02	0.02

Pro-forma earnings per share — assuming dilution	$4.51	$3.00

The American Jobs Creation Act of 2004 (the “AJCA”): The AJCA was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85 percent of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FSP No. FAS 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). In accordance with FSP 109-1, the Company will treat the deduction for qualified domestic manufacturing as a special deduction in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s consolidated financial statements in 2004 or 2005. The phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in the future. In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004,” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company has not repatriated any foreign earnings under the repatriation provision of the AJCA.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
EITF No. 05-6: In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not and is not expected to have a material impact on the Company’s results of operations or financial position.
Accounting Standards Not Yet Adopted
SFAS No. 155: In May 2005, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133 and 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Companies must apply the standard prospectively. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on the Company’s results of operations and financial position.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.
SFAS No. 151: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — An amendment of ARB No. 43.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s results of operations or financial position.
SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees” (“SFAS No. 123”) and supersedes APB Opinion No. 25,“Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The Company adopted the fair value recognition provisions of SFAS No. 123 using the prospective method of adoption under SFAS No. 148. Under the prospective method of adoption, the fair value recognition provisions have been applied to all employee awards granted, modified or settled after January 1, 2003. As allowed under SFAS No. 123, the Company accounted for forfeitures as they occurred. Under SFAS No. 123R that method is no longer allowed and the Company must instead estimate forfeitures at the grant date. When the Company adopts SFAS No. 123R on January 1, 2006, the Company will estimate

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
forfeitures for outstanding stock options which have not yet vested. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s results of operations or financial position.
EITF No. 04-6: In June 2005, the FASB ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6 clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company currently capitalizes and defers stripping costs when developing a new pit or expanding an existing pit until that pit has reached full production. Upon adoption of EITF No. 04-6, the Company will be required to write-off the amount of deferred stripping costs that were incurred after production commenced at each pit. Such amounts capitalized total $1.8 million at December 31, 2005 and are included in Other non-current assets in the Consolidated Balance Sheet. EITF No. 04-6 is effective for fiscal years beginning after December 15, 2005. The transition provisions require that the consensus be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The Company will adopt EITF No. 04-06 on January 1, 2006 and the effect of adoption will be a $1.8 million reduction to Other non-current assets and beginning retained earnings.
Note 3 — Inventories
Inventories consist of the following as of December 31,

	2005	2004

Raw materials and supplies	$192,739	$248,536
Work-in-process	21,781	37,711
Finished goods	90,037	129,270

	$304,557	$415,517

The Company recorded a lower of cost or market charge of $6.1 million in 2005 due to decreasing metal prices. No lower of cost or market charge was recorded in 2004 or 2003.
Note 4 — Property, Plant and Equipment
Property, plant and equipment consists of the following as of December 31,

	2005	2004

Land	$6,508	$4,982
Buildings and improvements	166,787	161,566
Machinery and equipment	507,794	493,930
Furniture and fixtures	16,344	17,130

Property, plant and equipment, at cost	697,433	677,608
Less accumulated depreciation	328,304	287,796

	$369,129	$389,812

Total depreciation expense on property, plant and equipment was $47.4 million, $45.2 million, and $49.7 million in 2005, 2004, and 2003, respectively.
Note 5 — Divestiture of Precious Metals Group and Other Discontinued Operations
On April 1, 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (“SCM”) for $63.7 million. The net proceeds were used to repay a portion of the Company’s indebtedness

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
outstanding under its then-existing Senior credit facilities. There was no gain or loss recorded on the sale of SCM, as this business was written-down by $2.6 million to its fair value in 2002. This business was classified as a discontinued operation in 2003.
On July 31, 2003, the Company completed the sale of its Precious Metals Group (“PMG”) to Umicore N.A. for approximately $814 million. After transaction costs and expenses, the Company recorded a gain on the sale of this business of $145.9 million ($131.7 million after-tax). This business was comprised of the Company’s Precious Metals Chemistry and Metal Management reportable segments, which were acquired by the Company in August 2001. PMG was classified as a discontinued operation in 2003. The net proceeds were used to repay all of the Company’s indebtedness outstanding under its then-existing Senior credit facilities.
The 2003 operating results for discontinued operations are summarized as follows (in millions):

Net sales	$2,415.6
Operating income	$48.0
Interest expense	$38.8
Income tax benefit	$(15.3)
Income	$8.2
The 2003 operating results summarized above include restructuring and other charges of $5.6 million, primarily to adjust these asset groups to their estimated net realizable value. The results also include an allocation of consolidated interest expense, based on the estimated proceeds from the sales of the PMG business and SCM that were required to be used to re-pay indebtedness outstanding under the Company’s then-existing Senior credit facilities.
In 2004, the Company recorded income from discontinued operations of $2.9 million. The income primarily relates to reductions in estimates of environmental and closure accruals established in connection with the sale of the SCM business and the exit of the Company’s closed manufacturing facilities in St. George, Utah and Midland, Michigan.
In 2005, the Company recorded income from discontinued operations of $9.4 million. The income relates to the reversal of a $5.5 million tax contingency accrual included in Retained Liabilities of Businesses Sold, a $1.6 million tax refund related to PMG, and a reduction in Retained Liabilities of Businesses Sold attributable to foreign exchange gains of $1.6 million from remeasuring Euro-denominated liabilities to U.S. dollars.
During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of PMG. Subsequent to that date, such amount had been included in Retained Liabilities of Businesses Sold in the Consolidated Balance Sheets. The contingency relates to a tax matter in Brazil for which the Company has indemnified the buyer under terms of the PMG sale agreement. In mid-2005, a Brazilian mid-level federal court made a ruling that was unfavorable to the PMG buyer’s case. However, in November 2005, the Brazilian Federal Supreme Court (the “Court”) ruled in favor of the taxpayer in a similar case, declaring the applicable law unconstitutional. Subsequent to that decision the Court has ruled in favor of the taxpayer in numerous other cases. The Court must hear all remaining individual cases that have been or will be appealed in this matter, including the PMG buyer’s, and that process may take several years. Until the PMG buyer’s case is adjudicated by the Court, the Company will remain liable for this matter based on the indemnification agreement. However, based upon the precedent set by the Court, the Company has concluded that this contingent liability is no longer probable at December 31, 2005, and has reversed the accrual. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Note 6 — Restructuring and Other Charges
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

$20.0

Charges for the exit of facilities include amounts related to the shut-down of the U.S. manufacturing operations of the electroless nickel business in Newark, New Jersey ($4.1 million); the shut-down of the manufacturing facility in Thailand ($2.8 million); relocation of the corporate headquarters and shut-down of an administrative facility in Cleveland, Ohio ($3.7 million). With respect to the electroless nickel business, the Company continues to serve customers in that market through manufacturing at its facility in Malaysia, and through tolling agreements in the United States. Other includes $2.5 million related to contract termination payments on the disposal of one of the Company’s corporate aircraft.
The charge for the Newark shut-down ($4.1 million) and the Thailand charges for inventory and fixed asset write-downs ($1.7 million) are included in cost of products sold.
In addition to these charges, the Company also incurred charges of $2.2 million in 2003 related to executive compensation awards that vested upon successful completion of the sale of PMG. These awards were comprised of a cash bonus of $0.6 million to the Company’s former Chief Executive Officer, and accelerated vesting of previously issued restricted stock awards to the Company’s former Chief Financial Officer who was employed from 2002 to 2004 totaling $1.6 million.
An analysis of restructuring activity for the Company’s continuing operations is summarized below (dollars in millions):

			Inventory and
	Number of	Workforce	Other Asset	Exit of Facilities
	Employees	Reductions	Write-downs	and Other	Total

Balance at January 1, 2003	68	$5.2	$—	$2.6	$7.8
2003 charges	19	3.7	1.2	15.1	20.0
Utilized in 2003	(87)	(5.8)	(1.2)	(16.3)	(23.3)

Balance at December 31, 2003	—	3.1	—	1.4	4.5
Reversal of prior year charges	—	(0.5)	—	(0.1)	(0.6)
Utilized in 2004	—	(2.0)	—	(1.1)	(3.1)

Balance at December 31, 2004	—	0.6	—	0.2	0.8
Reversal of prior year charges	—	—	—	(0.1)	(0.1)
Utilized in 2005	—	(0.4)	—	(0.1)	(0.5)

Balance at December 31, 2005	—	$0.2	$—	$—	$0.2

The amounts utilized in 2005, 2004 and 2003 include cash paid of $0.5 million, $3.1 million and $12.3 million, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
During 2005 and 2004, the Company reversed certain restructuring reserves totaling $0.1 and $0.6 million, respectively, when estimates to complete the activities changed.
Note 7 — Acquisitions
In April 2000, the Company acquired Outokumpu Nickel Oy (“ONO”) for a cash purchase price on the acquisition date of $188.1 million. During 2004 and 2003, the Company made additional payments to the seller in the amount of $6.7 million and $11.2 million, respectively, under a contingent price participation clause of the original purchase agreement, whereby the seller was entitled to receive such payment based on a formula when the LME nickel price was above $3.50 per pound. Such price participation clause was in place through May 2004, at which time this original contract provision expired. The ultimate aggregate purchase price for the ONO acquisition was $206.0 million, including the price participation payments. These price participation payments reduce negative goodwill as calculated in the initial purchase price allocation. In accordance with the provisions of APB 16, “Business Combinations,” such negative goodwill was recorded in the opening balance sheet as a reduction of acquired long-lived assets (primarily property, plant and equipment). The price participation payments were accounted for as a reduction of negative goodwill as initially calculated, resulting in an increase to long-lived assets. Depreciation expense on the increase in long-lived assets has been calculated and recorded on a prospective basis over the estimated remaining useful life of the acquired assets.
Note 8 — Goodwill and Other Intangible Assets
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. Estimates of future cash flows, discount rates and terminal value amounts are used to determine the estimated fair value of the Company’s reporting units. The reporting units are the operating segments: Cobalt and Nickel. Goodwill was originally allocated to the reporting units based on their estimated fair values. The results of the Company’s testing in 2005 and 2004 indicated that no impairment charge for goodwill was required.
Changes in the carrying amount of goodwill by operating segment are as follows:

	Carrying Amount of Goodwill

	Cobalt	Nickel	Consolidated

Balance at January 1, 2004	$113,965	$64,713	$178,678
Foreign currency translation adjustments	3,193	—	3,193

Balance at December 31, 2004	117,158	64,713	181,871
Foreign currency translation adjustments	(2,748)	—	(2,748)

Balance at December 31, 2005	$114,410	$64,713	$179,123

A summary of intangible assets follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance

Customer list	$4,584	$(3,285)	$1,299
Other intangibles	4,780	(2,332)	2,448

Balance at December 31, 2005	$9,364	$(5,617)	$3,747

Customer list	$4,584	$(2,979)	$1,605
Other intangibles	3,684	(1,148)	2,536

Balance at December 31, 2004	$8,268	$(4,127)	$4,141

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
All of the Company’s intangible assets have finite lives and are amortized over their useful lives. Other intangible assets included in the table above are primarily capitalized software costs and patents. The weighted average amortization period for the customer list is 4 years and the weighted average amortization period for the other intangibles is 7 years at December 31, 2005. Amortization expense related to intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $1.5 million, $1.5 million and $1.3 million, respectively. Estimated annual pretax amortization expense for intangible assets for each of the next five years is approximately $1.0 million for 2006, $0.9 million for 2007 and 2008, $0.5 million for 2009 and $0.2 million for 2010.
Note 9 — Debt and Other Financial Instruments
Debt consists of the following as of December 31:

	2005	2004

Senior Subordinated Notes	$400,000	$400,000
Note payable — bank	17,250	23,000
Deferred gain on termination of fair value hedges	5,984	6,711
Fair value of interest rate swaps (fair value hedges)	(1,388)	722

	421,846	430,433
Less: Current portion of long-term debt	5,750	5,750
Long-term debt in default	—	400,000

Total long-term debt	$416,096	$24,683

The Senior Subordinated Notes (the “Notes”) bear interest at 9.25%, mature on December 15, 2011 and may be redeemed at the option of the Company beginning December 15, 2006 at prices specified in the indenture. The Company’s domestic subsidiaries are the guarantors of the Notes (See Note 21). The delay by the Company in filing its Form 10-K for the year ended December 31, 2003 caused events of default under the indenture governing the Notes, and the Company reclassified the Notes from long-term to current as of March 31, 2004, which was the date the 2003 Form 10-K was due. The Company filed its 2003 Form 10-K on March 31, 2005 and filed its Form 10-Qs for each of the first three quarters of 2004 on June 10, 2005. The Company also was delayed in filing its Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the first quarter of 2005, which resulted in new events of default on August 17, 2005 under the indenture governing the Notes. However, the Company filed its 2004 Form 10-K on August 22, 2005. The Company filed its Form 10-Qs for the first and second quarters of 2005 on September 23, 2005. The Company timely filed its Form 10-Q for the third quarter of 2005 on November 8, 2005. At December 31, 2005, the Notes are classified as long-term as the Company is no longer in default under the indenture and the holders of the Notes no longer have the right to accelerate payment of the Notes. At December 31, 2005, the fair value of the Notes, based upon the quoted market price, approximated $389.0 million.
On December 20, 2005, the Company replaced its existing $150.0 million Senior Secured Revolving Credit Facility with a new Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on a London interbank market rate (“LIBOR”), plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010. There were no borrowings outstanding under the Revolver at December 31, 2005.
The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum cash flow coverage ratio and (ii) not exceed a certain debt to adjusted earnings ratio. As of December 31, 2005, the Company was in compliance with all of the covenants in the Revolver.
The Company incurred fees and expenses of approximately $0.4 million in 2005 related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense. Unamortized fees of $0.7 million related to the previous revolver were expensed in 2005 and are included in interest expense in the Statements of Consolidated Income.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this note was $17.3 million and $23.0 million at December 31, 2005 and 2004, respectively. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its DRC smelter joint venture partners. The note receivable is recorded in Receivables from joint venture partners (see further discussion in Note 1).
Aggregate annual maturities of total debt are as follows:

2006	$5,750
2007	5,750
2008	5,750
2009	—
2010	—
thereafter	400,000

$417,250

Interest paid on long-term debt, net of capitalized amounts, was $38.2 million, $37.7 million, and $37.0 million related to continuing operations for 2005, 2004 and 2003, respectively, and $41.1 million related to discontinued operations for 2003. Interest capitalized as part of the acquisition or construction of major fixed assets at the Company’s continuing operations was $0.4 million in 2003. No interest was capitalized in 2005 or 2004.
In August 2003, the Company entered into an interest rate swap agreement to convert the fixed rate on $50 million of the Notes to a variable rate of LIBOR plus 4.10% for the period ending December 15, 2011. In addition, in November 2003, the Company entered into another interest rate swap to convert the fixed rate on $50 million of the Notes to a variable rate of LIBOR plus 4.39% for the period ending December 15, 2011. These swap agreements are designated as fair value hedges.
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
At December 31, 2005, the combined effective rate of the Company’s borrowings and related swap agreements was 8.91%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparty to the interest rate swaps is an international commercial bank.
The Company used various assumptions and methods in estimating fair value disclosures for financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value due to the short maturity of these instruments. The fair value of the Notes was estimated based on quoted market prices. The carrying value of the remaining debt approximates fair value as the interest rate is variable. The fair values of interest rate swaps and commodity forward contracts were estimated based on current settlement prices.
The carrying amounts and fair values of the Company’s financial instruments consisted of the following:

	December 31, 2005		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Marketable securities	$4,745	$4,745	$3,106	$3,106
Senior Subordinated Notes	$400,000	$389,000	$400,000	$426,000
Other debt	$17,250	$17,250	$23,000	$23,000
Interest rate swaps	$(1,388)	$(1,388)	$722	$722
Commodity forward contracts	$1,319	$1,319	$4,633	$4,633
Note 10 — Metals Financial Instruments
The Company attempts to minimize the effect on profitability of changes in the market price of nickel through hedging activities. The Company enters into forward contracts to hedge the sale and purchase price of nickel transactions. These contracts are designated as cash flow hedges. Therefore, realized gains and losses on these forward contracts are included as a component of net sales or cost of products sold, and are recognized when the related product is sold. Unrealized gains and losses are recorded in Accumulated other comprehensive income. In 2005, 2004 and 2003, there was no impact on earnings resulting from hedge ineffectiveness. At December 31, 2005 and 2004, the notional value of the open contracts approximated $40.7 million and $21.3 million, respectively, and the fair value of open contracts, based on settlement prices at December 31, 2005 and 2004, generated unrealized gains of approximately $1.3 million and $4.6 million, respectively, which are included in Accumulated other comprehensive income. The related receivables are recorded in Other current assets in the Consolidated Balance Sheets. All open contracts at December 31, 2005 mature no later than March 2007 and all open contracts at December 31, 2004 mature no later than June 2006.
In addition, the Company enters into hedging positions on a daily basis to protect its net sale/purchase nickel position. The underlying contracts for these financial instruments do not qualify as accounting hedges under SFAS No. No. 133, and therefore they are marked-to-market with the related gains or losses recognized immediately in the Statements of Consolidated Income. The amounts recorded in the Statements of Consolidated Income are gains of $0.8 million in 2005 and losses of $3.2 million and $4.9 million in 2004 and 2003, respectively, which are included as a component of cost of products sold.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Note 11 — Income Taxes
Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following:

	Year Ended December 31

	2005	2004	2003

United States	$(47,897)	$(71,900)	$(192,915)
Outside the United States	78,785	234,160	150,252

	$30,888	$162,260	$(42,663)

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31

	2005	2004	2003

Current tax provision (benefit):
United States:
Federal	$365	$769	$1,385
State and local	(105)	—	3
Outside the United States	17,987	28,276	(12,777)

Total current	18,247	29,045	(11,389)

Deferred tax provision (benefit):
United States	—	—	—
Outside the United States	(7,511)	6,023	25,923

Total deferred	(7,511)	6,023	25,923

	$10,736	$35,068	$14,534

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31

	2005	2004	2003

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$30,888	$162,260	$(42,663)

Income taxes at the United States statutory rate (35%)	$10,811	$56,791	$(14,932)
Effective tax rate differential on earnings/losses outside of the United States	(7,740)	(36,764)	(32,460)
Repatriation of foreign earnings	46,900	52,690	31,148
Malaysia tax holiday	(5,986)	(6,697)	(4,560)
Change in Finland tax rate	—	(2,518)	—
Adjustment of worldwide tax liabilities	(1,587)	(2,983)	(2,614)
Income (loss) with no related tax (expense) benefit	(30,814)	(24,689)	37,528
Other, net	(848)	(762)	424

Income tax expense	$10,736	$35,068	$14,534

Effective income tax rate	34.8%	21.6%	(34.1% )

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Significant components of the Company’s deferred income taxes are as follows:

	December 31

	2005	2004

Current asset — operating and litigation accruals	$13,543	$55,732
Current liability — earnings repatriation	(42,000)	(36,750)
Current liability — prepaid expenses	(3,827)	(2,241)
Non-current asset — employee benefit and other accruals	29,346	27,949
Non-current asset — operating loss carryforwards	91,120	92,309
Non-current liability — accelerated depreciation	(21,543)	(33,198)
Valuation allowance	(91,102)	(134,649)

Net deferred tax liability	$(24,463)	$(30,848)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31

	2005	2004

Other current assets	$13	$—
Other non-current assets	—	185
Other current liabilities	(3,015)	—
Deferred income taxes — Other non-current liabilities	(21,461)	(31,033)

	$(24,463)	$(30,848)

At December 31, 2005, the Company had net operating loss carryforwards of approximately $280.8 million of which $227.2 million are U.S. federal and state net operating losses and $53.6 million are foreign net operating losses. These carryforwards expire at various dates from 2019 through 2025 (approximately $27.0 million of foreign net operating loss carryforwards have an indefinite carryforward period). The U.S. federal net operating losses utilized in 2005 and 2004 were $0 million and $42.3 million, respectively.
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
The Company has not provided additional United States income taxes on approximately $292.4 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.
In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This arrangement, which expires on December 31, 2006, reduced income tax expense by $6.0 million, $6.7 million and $4.6 million for 2005, 2004, and 2003 respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.21, $0.23 and $0.16 in 2005, 2004 and 2003, respectively.
Tax returns of certain of the Company’s subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessments resulting from such examinations for which an accrual has not been previously provided, and the Company would vigorously contest any material assessment.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
While the examinations are ongoing, the Company believes that any potential assessment would not materially affect the Company’s financial condition or results of operations.
Income tax payments were $37.0 million, $22.4 million and $4.6 million in 2005, 2004 and 2003, respectively.
Note 12 — Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering all eligible U.S. employees. To be eligible for the plan, an employee must be a full-time associate for at least six months and at least 21 years of age. Company contributions are determined by the board of directors annually and are computed based upon participant compensation. The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan. Aggregate defined contribution plan expenses were $2.2 million, $2.3 million and $2.6 million in 2005, 2004 and 2003, respectively. Company contributions are directed by the employee into various investment options. At December 31, 2005 and 2004, the plan had invested in 77,893 shares, or $1.5 million, and 121,050 shares, or $3.9 million, of the Company’s common stock, respectively, based on the market price of the common stock at those dates.
The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for the former Chief Executive Officer that was executed as of January 1, 2004 and other unfunded postretirement benefit plans (“OPEB”), primarily health care and life insurance for certain employees and non-employees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.
Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	2005	2004

Discount rate	5.50%	6.00%
Return on pension plan assets	8.75%	8.75%
Projected health care cost trend rate	11.00%	13.00%
Ultimate health care cost trend rate	6.00%	6.00%
Year ultimate health care trend rate is achieved	2011	2011
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the years ended December 31:

	Pension Benefits

	2005	2004	2003

Service cost	$—	$—	$—
Interest cost	1,246	1,200	867
Amortization of unrecognized net loss	214	31	176
Expected return on plan assets	(575)	(854)	(1,033)
Amortization of unrecognized prior service cost	172	857	—
Amortization of unrecognized net transition asset	(369)	(117)	—
FAS 88 curtailment loss	4,854	—	—

	$5,542	$1,117	$10

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Other Postretirement
	Benefits

	2005	2004	2003

Service cost	$69	$61	$169
Interest cost	252	251	324
Net amortization	40	40	(18)
FAS 88 curtailment gain	—	—	(3,085)

	$361	$352	$(2,610)

In 2005, the Company recorded a $4.9 million curtailment loss related to the SERP for the former Chief Executive Officer. In 2003, the Company recorded a $3.1 million curtailment gain from freezing retiree health care benefits.
The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

			Other Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Change in benefit obligation
Projected benefit obligation at beginning of year	$(21,917)	$(14,056)	$(4,341)	$(4,133)
Service cost	—	—	(69)	(61)
Interest cost	(1,246)	(1,200)	(252)	(251)
Participant contributions	—	—	(131)	(128)
Actuarial loss	(464)	(1,393)	(128)	(131)
Benefits paid	890	903	407	363
SERP obligation	—	(6,171)	—	—

Projected benefit obligation at end of year	$(22,737)	$(21,917)	$(4,514)	$(4,341)

Change in plan assets
Fair value of plan assets at beginning of year	$10,093	$9,428	$—	$—
Actual return on plan assets	575	854	—	—
Employer contributions	173	714	276	235
Participant contributions	—	—	131	128
Benefits paid	(890)	(903)	(407)	(363)

Fair value of plan assets at end of year	$9,951	$10,093	$—	$—

Net amount recognized
Obligation in excess of plan assets	$(12,786)	$(11,824)	$(4,514)	$(4,341)
Unrecognized actuarial (gain) loss	9,254	8,472	(120)	(248)
Unrecognized prior service cost	—	5,314	341	381

Net amount recognized	$(3,532)	$1,962	$(4,293)	$(4,208)

Amounts recorded in the balance sheet consist of:
Accrued benefit liability	$(12,786)	$(6,221)	$(4,293)	$(4,208)
Accumulated other comprehensive income	9,254	8,183	—	—

Net amount recognized	$(3,532)	$1,962	$(4,293)	$(4,208)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
The accumulated benefit obligation at December 31, 2005 and 2004 equals the projected benefit obligation at December 31, 2005 and 2004 as the Company’s defined benefit plans are frozen and no additional benefits are being accrued.
During 2005, 2004 and 2003, Other Comprehensive Income (Loss) includes $1.1 million loss, $1.2 million loss and $4.1 million income, respectively, resulting from changes in the minimum pension liability adjustments, which were determined in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The minimum pension liability adjustment, which is a component of Accumulated other comprehensive income (loss) in the Stockholders’ Equity section of the Consolidated Balance Sheets, represents the income (loss) not yet recognized as net periodic pension cost determined by an actuarial calculation of the funded status of the pension plan at the end of each measurement period.
The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates. The Company expects to contribute $1.0 million to its pension plans in 2006.
Benefits are paid to plan participants directly from pension plan assets.
Future pension and other postretirement benefit payments expected to be paid are as follows:

		Other
		Postretirement
Expected Benefit Payments	Pension	Benefits

2006	$886	$169
2007	$874	$178
2008	$950	$166
2009	$997	$183
2010	$1,737	$184
2011-2015	$9,059	$793
The Company employs a total return investment approach for the defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans, the nature of investments and an expectation of future investment strategies.
The Company’s pension plan weighted-average asset allocations and target allocation by asset category are as follows:

	Target	December 31,
	Allocation
	2006	2005	2004

Equity securities	65%	63%	72%
Debt securities	35%	37%	25%
Other	—	—	3%

Total assets	100%	100%	100%

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
Assumed health care cost trend rates may have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease

2005 benefit cost	$78	$(61)
Recorded liability at December 31, 2005	$936	$(753)
The Medicare Prescription Drug, Improvement and Modernization Act (“Act”) was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D, in addition to a federal subsidy to sponsors of postretirement benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB 106-2 have been applied prospectively resulting in a $1.2 million reduction of the accumulated postretirement benefit obligation for 2005 and will result in decreased expense beginning in 2006.
Note 13 — Stockholders’ Equity
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
The rights may be redeemed by the board of directors in whole, but not in part, at a price of $0.01 per right through November 14, 2006. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the common stock of the Company. The rights expire on November 14, 2006.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Note 14 — Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and
		Losses, Net	Unrealized	Additional	Accumulated
	Foreign	on Cash Flow	Gain on	Minimum	Other
	Currency	Hedging	Available For-	Pension	Comprehensive
	Translation	Derivatives	Sale Securities	Liability	Income (Loss)

Balance at January 1, 2003	$44,331	$841	$—	$(11,114)	$34,058
Reclassification adjustments	(74,297)	(841)	—	2,484	(72,654)
Current period credit	47,369	10,291	—	1,624	59,284
Deferred taxes	—	(3,602)	—	—	(3,602)

Balance December 31, 2003	17,403	6,689	—	(7,006)	17,086
Reclassification adjustments	—	(6,689)	—	—	(6,689)
Current period credit (charge)	7,662	4,632	930	(1,177)	12,047
Deferred taxes	—	(1,157)	—	—	(1,157)

Balance December 31, 2004	25,065	3,475	930	(8,183)	21,287
Reclassification adjustments	(723)	(3,475)	(930)	—	(5,128)
Current period credit (charge)	(5,642)	1,289	4,745	(1,071)	(679)
Deferred taxes	—	(335)	—	—	(335)

Balance December 31, 2005	$18,700	$954	$4,745	$(9,254)	$15,145

During 2005, $0.7 million which had been included as a component of foreign currency translation in Accumulated other comprehensive income was charged to foreign exchange loss in the Statements of Consolidated Income pursuant to the liquidation of an entity in Thailand.
Note 15 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations before cumulative effect of change in accounting principle for the years ended December 31:

	2005	2004	2003

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$27,280	$125,750	$(56,283)
Weighted average shares outstanding	28,679	28,470	28,354
Dilutive effect of stock options and restricted stock	47	152	—

Weighted average shares outstanding — assuming dilution	28,726	28,622	28,354

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.95	$4.42	$(1.99)

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$0.95	$4.39	$(1.99)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
For 2005, 2004 and 2003, 1.6 million, 0.3 million and 0.6 million of stock options and restricted stock, respectively, that could potentially dilute income (loss) per common share from continuing operations before cumulative effect of accounting change in the future were not included in the computation because to do so would have been antidilutive.
The following table sets forth the computation of basic and dilutive net income per common share for the years ended December 31:

	2005	2004	2003

Net income	$38,891	$128,644	$83,664
Weighted average shares outstanding	28,679	28,470	28,354
Dilutive effect of stock options and restricted stock	47	152	14

Weighted average shares outstanding — assuming dilution	28,726	28,622	28,368

Net income per common share	$1.36	$4.52	$2.95

Net income per common share — assuming dilution	$1.35	$4.49	$2.95

For 2005, 2004 and 2003, 1.6 million, 0.3 million and 0.6 million of stock options and restricted stock, respectively, that could potentially dilute net income per common share in the future were not included in the computation because to do so would have been antidilutive.
Note 16 — Stock Plans
The Company’s 2002 Stock Incentive Plan authorizes the grant of options and restricted stock to employees and outside directors of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to management personnel of up to one and one-half percent of the total number of issued and outstanding shares of common stock of the Company on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of common stock outstanding. All options granted have 10-year terms and generally have an exercise price equal to the market price at the date of grant.
Options granted prior to 2003 vest and become fully exercisable at the end of the next fiscal year following the year of grant. Options granted in 2005, 2004 and 2003 vest over three years except for options granted to the new CEO in June 2005 as an inducement to join the company. The new CEO was granted options to purchase 254,996 shares of common stock, of which options for 80,001 shares will vest on May 31, 2006, options for 85,050 shares will vest on May 31, 2007 and options for 89,945 shares will vest on May 31, 2008, subject to the CEO remaining employed by the Company on those dates. The options vesting in 2006 have an exercise price equal to the market price of the Company’s common stock on the date of the grant. The remaining options that vest on May 31, 2007 and 2008 contain exercise prices set above the grant date market price of the Company’s common stock ($28.67 and $33.67, respectively). The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
A summary of the Company’s stock option activity follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at January 1	1,633,191	$32.58	1,328,691	$33.82	1,596,561	$40.31
Granted — exercise price equals market price at date of grant	197,745	21.75	355,000	31.37	322,409	18.18
Granted — exercise price exceeds market price at date of grant	174,995	31.24	—	—	—	—
Exercised	(65,154)	13.00	—	—	(27,910)	14.57
Expired unexercised	(594,627)	35.71	(50,500)	56.47	(562,369)	44.44
Forfeited	(93,333)	25.96	—	—	—	—

Outstanding at December 31	1,252,817	$30.71	1,633,191	$32.58	1,328,691	$33.82
Exercisable at end of year	601,188		1,074,858		1,006,282
Weighted-average fair value of options granted during the year		$9.61		$14.17		$8.20
The weighted-average remaining contractual life of options outstanding is approximately eight years.
The following summarizes stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Shares	Life	Price	Shares	Price

Range of exercise prices:
$17.41-$26.12	456,632	9	$19.74	173,331	$18.21
$26.13-$39.20	587,985	8	$31.93	219,657	$32.95
$39.21-$58.82	115,200	4	$45.03	115,200	$45.03
$58.83-$59.20	93,000	6	$59.20	93,000	$59.20

	1,252,817			601,188

During 2004, the Compensation Committee of the board of directors, acting under authority granted by the board, extended by three months the term of all stock options that were scheduled to expire in November 2004. The options were originally granted in November 1994, were fully vested, and had a ten-year life. These options were held by three employees, including the Company’s former Chief Executive Officer who held options for 56,154 shares of the total 67,770 options covered by the modification. The modification resulted in compensation expense in 2004 of $1.2 million. The modification was made in light of the inability of employees and directors to exercise options during 2004 because of nonpublic material information regarding the restatement of the Company’s consolidated financial statements and the inability of the Company to file periodic reports with the SEC, which resulted in the cessation of effectiveness of the SEC registration statement relating to the shares of common stock issuable upon exercise of stock options. As a result of those extraordinary circumstances, the Compensation Committee concluded that it was appropriate to extend the term of these options for three months. Ultimately, 65,154 of the modified options were exercised during 2005 and the remaining 2,616 expired unexercised.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Note 17 — Commitments and Contingencies
The Company has entered into raw material purchase contracts for primarily cobalt and nickel with various third parties in the normal course of business. The aggregate estimated future payments under these contracts are as follows:

2006	$299,242
2007	274,300
2008	256,000
2009	181,700
2010	2,200

Total	$1,013,442

These amounts reflect estimated future payments based on committed tons of material per the applicable contract multiplied by the average daily reference/market price for the last week of December 2005 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.
The Company has commitments outstanding for take-or-pay contracts to purchase sulphuric acid, natural gas, electricity, desalinated water and steam at its Cawse mining facility in Australia. The remaining terms of the contracts extend from two to eleven years. Total purchases under these contracts were $19.1 million in 2005, $18.6 million in 2004 and $16.0 million in 2003. The 2005 amount includes a $0.5 million charge for actual acid purchases short of the commitment.
Take-or-pay obligations at December 31, 2005 are as follows:

2006	$16,443
2007	16,772
2008	8,853
2009	5,121
2010	5,223
thereafter	33,606

Total	$86,018

In November 2002, the Company received notice that shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio related to the decline in the Company’s stock price after the third quarter 2002 earnings announcement. The lawsuits alleged virtually identical claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against the Company, certain then executive officers and the then members of the board of directors. Plaintiffs sought damages in an unspecified amount to compensate persons who purchased the Company’s stock between November 2001 and October 2002 at allegedly inflated market prices. In July 2004, these lawsuits were amended to include the entire restatement period back to and including 1999, and to add the Company’s independent auditors, Ernst & Young LLP, as a defendant. The Company and the lead plaintiff of the shareholder class action lawsuits entered into a Stipulation and Agreement of Settlement (the “Shareholder Class Action Agreement”) dated June 6, 2005, which Shareholder Class Action Agreement, as amended, was approved on September 8, 2005 by the U.S. District Court hearing the cases. The Company recorded a charge to administrative expense of $82.5 million during the fourth quarter of 2003 related to these lawsuits. During 2005, the Company paid $74.0 million in cash and the remaining $8.5 million was settled by the issuance of 407,478 shares of common stock.
The Company’s insurance policies covered a portion of the settlement amounts. As of December 31, 2005, insurance proceeds of $44.0 million have been received, representing both reimbursement of legal expenses

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
($16.5 million) as well as reimbursement of a portion of the settlement amount paid by the Company ($27.5 million). Amounts recorded in 2005, 2004, and 2003 were $32.4 million, $7.9 million, and $3.7 million, respectively, and were recognized when received as a reduction of Selling, general and administrative expenses in the Statements of Consolidated Income. The Company has no other insurance coverage available for the settlement.
In November 2002, the Company also received notice that shareholder derivative lawsuits had been filed in the U.S. District Court for the Northern District of Ohio against the then members of the Company’s board of directors and certain of its then executives. Derivative plaintiffs allege the directors and executives breached their fiduciary duties to the Company in connection with a decline in the Company’s stock price after its third quarter 2002 earnings announcement by failing to institute sufficient financial controls to ensure that the Company and its employees complied with generally accepted accounting principles by writing down the value of the Company’s cobalt inventory on or before December 31, 2001. Derivative plaintiffs sought a number of changes to the Company’s accounting, financial and management structures and unspecified damages from the directors and executives to compensate the Company for costs incurred in, among other things, defending the aforementioned securities lawsuits. In July 2004, the derivative plaintiffs amended these lawsuits to include conduct allegedly related to the Company’s decision to restate its earnings back to and including 1999. The Company and the lead plaintiffs of the shareholder derivative lawsuits entered into a Stipulation and Agreement of Settlement dated September 23, 2005 (the “Shareholder Derivative Agreement”) which was preliminarily approved on September 29, 2005 by the U.S. District Court hearing the cases and finalized in November 2005. The Shareholder Derivative Agreement provided for the Company to issue 380,000 shares of its common stock in payment of attorneys’ fees and costs incurred by plaintiffs’ counsel with respect to this litigation, and also required the Company to implement various corporate governance changes.
The Company recorded a charge to administrative expense of $2.0 million during the fourth quarter of 2003 and an additional charge to administrative expense of $7.5 million during the first quarter of 2004 related to these shareholder derivative lawsuits. Prior to issuance, the 380,000 shares of common stock related to the settlement of the shareholder derivative litigation were marked-to-market through the Statements of Consolidated Income based on changes in the Company’s stock price, as the liability was fixed in shares. The Company recognized income of $4.6 million during 2005 related to the mark-to-market of these shares as a reduction of Selling, general and administrative expense in the Statements of Consolidated Income. In November 2005, the 380,000 shares were issued to settle these lawsuits.
The Company is currently engaged in pending litigation with James P. Mooney in federal court in Florida. The Company brought suit against Mr. Mooney seeking disgorgement of certain bonuses and profits he received during his tenure as Chief Executive Officer. Mr. Mooney has asserted a counterclaim against the Company seeking damages based on additional bonuses he alleges he is owed and other additional payments he claims he is entitled to under his employment agreement. The Company is currently depositing Mr. Mooney’s severance payments into an escrow account. Mr. Mooney has also filed suit against the Company in Delaware state court seeking advancement and reimbursement of his attorney’s fees in connection with the pending Florida litigation and other related matters. The Company is defending these lawsuits.
The SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of an internal investigation. This internal investigation was conducted in 2004 by the audit committee of Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for the periods prior to December 31, 2003. The Company is cooperating fully with the SEC informal investigation.
During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of PMG. Subsequent to that date, such amount had been included in Retained Liabilities of

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Businesses Sold in the Consolidated Balance Sheets. The contingency relates to a tax matter in Brazil for which the Company has indemnified the buyer under terms of the PMG sale agreement. In mid-2005, a Brazilian mid-level federal court made a ruling that was unfavorable to the PMG buyer’s case. However, in November 2005, the Brazilian Federal Supreme Court (the “Court”) ruled in favor of the taxpayer in a similar case, declaring the applicable law unconstitutional. Subsequent to that decision the Court has ruled in favor of the taxpayer in numerous other cases. The Court must hear all remaining individual cases that have been or will be appealed in this matter, including the PMG buyer’s, and that process may take several years. Until the PMG buyer’s case is adjudicated by the Court, the Company will remain liable for this matter based on the indemnification agreement. However, based upon the precedent set by the Court, the Company has concluded that this contingent liability is no longer probable at December 31, 2005, and has reversed the accrual. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2005 and 2004 the Company has recorded environmental liabilities of $8.8 million and $9.5 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey; St. George, Utah and Vasset, France. The Company has recorded $8.3 million in other current liabilities and $0.5 million in Other non-current liabilities as of December 31, 2005.
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
Note 18 — Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $4.7 million in 2005, $4.9 million in 2004 and $6.7 million in 2003.
Future minimum payments under noncancellable operating leases at December 31, 2005 are as follows for the year ending December 31:

2006	$3,842
2007	3,256
2008	2,953
2009	2,561
2010	2,551
2011 and thereafter	11,233

Total minimum lease payments	$26,396

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Note 19 — Investment and Other Income, Net

	2005	2004	2003

Equity income from investment	$3,207	$4,479	$1,066
Interest income from joint venture partner	—	849	6,895
Gain on sale of equity securities	2,359	—	—
Gain on sale of businesses	—	—	4,609
Other, net	2,932	708	(178)

Total	$8,498	$6,036	$12,392

During construction of the Company’s joint venture smelter in the DRC during 1998-2001, the Company funded capital expenditures of approximately $23.6 million on behalf of one of its partners. During 2003, the Company finalized agreements with the partner regarding this arrangement, which included a provision for interest on the amounts paid by the Company on behalf of the partner. The Company recorded the interest income of $6.9 million when the agreements were finalized in 2003. As of December 31, 2004, both the amounts funded by the Company and the interest income receivable had been fully collected.
At December 31, 2004, the Company had an available-for-sale security with an unrealized gain of $0.9 million included in Accumulated other comprehensive income in the Company’s Consolidated Balance Sheets. During 2005, this investment was sold resulting in a realized gain of $2.4 million which is included in Investment and other income, net in the Statements of Consolidated Income.
Included in Other, net in 2005 is approximately $1.9 million of interest income, primarily due to interest earned on the increased average cash balance in 2005 compared with 2004.
Note 20 — Reportable Segments and Geographic Information
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
In 2005, sales to one customer represented approximately 16% of the Nickel segment’s net sales, 5% of the Cobalt segment’s net sales, and 12% of the Company’s total net sales. In addition, sales to another customer were approximately 21% of the Cobalt segment’s net sales in 2005. No one customer exceeded 10% of the Company’s consolidated net sales in 2004. In 2003, sales to one customer represented approximately 13% of the Company’s consolidated net sales.
A significant portion of the Company’s supply of cobalt historically has been sourced from the DRC. Production problems and political and civil instability in the DRC may in the future affect the supply and market price of cobalt raw material.
The accounting policies of the segments are the same as the policies described under “Significant Accounting Policies” in Note 1 above. Intersegment sales are accounted for at the same prices as if the sales were made to third parties.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
While its primary manufacturing sites are in Finland, the Company also has manufacturing and other facilities in Australia, Canada, the United States, Europe and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 24% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
These segments correspond to management’s approach to aggregating products and business units, making operating decisions and assessing performance. The following table reflects the results of the segments:

	2005	2004	2003

Business Segment Information
Net Sales
Cobalt	$559,505	$643,089	$379,890
Nickel	743,524	781,778	567,897
Intercompany sales between segments:
Cobalt	(1,181)	(2,688)	(4,039)
Nickel	(52,239)	(74,841)	(31,603)

	$1,249,609	$1,347,338	$912,145

Income (loss) from operations
Cobalt(a)	$23,480	$146,898	$55,036
Nickel(b)	58,108	109,049	58,263
Corporate(c)	(14,042)	(54,575)	(130,325)

	$67,546	$201,372	$(17,026)

Interest expense	$(41,282)	$(39,838)	$(41,052)
Foreign exchange gain (loss)	(3,874)	(5,310)	3,023
Investment and other income, net	8,498	6,036	12,392

	$(36,658)	$(39,112)	$(25,637)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$30,888	$162,260	$(42,663)

Total assets
Cobalt	$693,493	$741,432
Nickel	486,403	571,324
Corporate	40,377	21,945

	$1,220,273	$1,334,701

Expenditures for property, plant & equipment
Cobalt	10,969	9,046	5,713
Nickel	14,220	9,371	5,197

	$25,189	$18,417	$10,910

Depreciation and amortization
Cobalt	$30,302	$32,414	$35,458
Nickel	16,776	15,940	18,674
Corporate	2,029	2,600	2,310

	$49,107	$50,954	$56,442

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

		Property, Plant
		and
	Net Sales(d)	Equipment, net

Geographic Region Information
2005
Finland	$803,272	$194,355
United States	177,275	31,392
Japan	184,331	90
Other	84,731	52,904
Democratic Republic of the Congo	—	90,388

	$1,249,609	$369,129

2004
Finland	$831,734	$205,101
United States	175,830	32,151
Japan	265,301	110
Other	74,473	56,155
Democratic Republic of the Congo	—	96,295

	$1,347,338	$389,812

2003
Finland	$608,007
United States	136,814
Japan	105,989
Other	61,335
Democratic Republic of the Congo	—

	$912,145

(a)	Cobalt segment operating profit in 2003 includes restructuring charges of $9.6.

(b)	Nickel segment operating profit in 2003 includes restructuring charges of $4.1 million

(c)	In 2005, Corporate expenses include $27.5 million of income related to the receipt of net insurance proceeds after legal expenses, charges totaling $9.6 million related to the departure of the Company’s former CEO and former CFO and $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation. Corporate expenses in 2004 and 2003 include a charge of $7.5 million and $84.5 million, respectively, related to the shareholder lawsuits. 2003 also includes restructuring charges of $6.3 million.

(d)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.
Note 21 — Guarantor and Non-Guarantor Subsidiary Information
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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	December 31, 2005

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data
Current assets:
Cash and cash equivalents	$14,286	$729	$99,603	$—	$114,618
Accounts receivable, less allowances	521,724	104,655	330,721	(828,822)	128,278
Inventories	—	46,953	257,604	—	304,557
Other current assets	2,813	6,925	47,917	—	57,655

Total current assets	538,823	159,262	735,845	(828,822)	605,108
Property, plant and equipment, net	—	35,212	333,917	—	369,129
Goodwill	75,830	68,908	34,385	—	179,123
Intercompany receivables	255,830	—	1,013,751	(1,269,581)	—
Investment in subsidiaries	92,347	—	2,160,527	(2,252,874)	—
Other non-current assets	6,541	11,571	48,801	—	66,913

Total assets	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Accounts payable	4,000	90,040	392,289	(382,932)	103,397
Other current liabilities	8,658	19,522	30,712	—	58,892

Total current liabilities	12,658	109,562	428,751	(382,932)	168,039
Long-term debt	404,596	—	11,500	—	416,096
Deferred income taxes	—	—	21,461	—	21,461
Other long-term liabilities and minority interest	15,584	15,195	47,365	—	78,144
Intercompany payables	—	530,435	1,185,238	(1,715,673)	—
Stockholder’s equity	536,533	(380,239)	2,632,911	(2,252,672)	536,533

Total liabilities and stockholders’ equity	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2005

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data
Net sales	$—	$235,645	$1,425,300	$(411,336)	$1,249,609
Cost of products sold	—	199,298	1,304,126	(411,336)	1,092,088

	—	36,347	121,174	—	157,521
Selling, general and administrative expenses	—	32,127	57,848	—	89,975

Income from operations	—	4,220	63,326	—	67,546
Interest expense	(39,697)	(9,036)	(50,629)	58,080	(41,282)
Foreign exchange loss	—	(36)	(3,838)	—	(3,874)
Investment and other income, net	8,307	4,358	53,913	(58,080)	8,498

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(31,390)	(494)	62,772	—	30,888
Income tax expense	—	—	(10,736)	—	(10,736)
Minority interest share of (income) loss	—	—	7,128	—	7,128

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(31,390)	(494)	59,164	—	27,280
Income from discontinued operations, net of tax	9,076	283	—	—	9,359

Income (loss) before cumulative effect of change in accounting principle	(22,314)	(211)	59,164	—	36,639
Cumulative effect of change in accounting principle	—	—	2,252	—	2,252

Net income (loss)	$(22,314)	$(211)	$61,416	$—	$38,891

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2005

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided by operating activities	$12,054	$3,758	$106,025	$—	$121,837
Investing activities:
Expenditures for property plant and equipment, net	—	(4,226)	(20,963)	—	(25,189)
Proceeds from MPI note receivable	—	—	3,035	—	3,035
Proceeds from Weda Bay note receivable	—	—	2,500	—	2,500
Proceeds from sale of investments in equity securities	—	—	4,534	—	4,534
Investments in non-consolidated joint ventures	—	—	(1,534)	—	(1,534)

Net cash used for investing activities	—	(4,226)	(12,428)	—	(16,654)
Financing activities:
Payments of long-term debt and revolving line of credit	(49,872)	—	(5,750)	—	(55,622)
Proceeds from revolving line of credit	49,872	—	—	—	49,872
Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used for) financing activities	117	—	(5,750)	—	(5,633)
Effect of exchange rate changes on cash	—	—	(5,293)	—	(5,293)

Cash and cash equivalents
Increase (decrease) from continuing operations	12,171	(468)	82,554	—	94,257
Discontinued operations — net cash used for operating activities	(6,418)	—	—	—	(6,418)
Balance at the beginning of the year	8,533	1,197	17,049	—	26,779

Balance at the end of the year	$14,286	$729	$99,603	$—	$114,618

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2004

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data
Current assets:
Cash and cash equivalents	$8,533	$1,197	$17,049	$—	$26,779
Accounts receivable, less allowances	496,692	79,383	531,902	(946,631)	161,346
Inventories	—	58,450	357,067	—	415,517
Other current assets	—	6,291	78,926	—	85,217

Total current assets	505,225	145,321	984,944	(946,631)	688,859
Property, plant and equipment, net	—	35,542	354,270	—	389,812
Goodwill	75,830	68,908	37,133	—	181,871
Intercompany receivables	334,598	—	935,132	(1,269,730)	—
Investment in subsidiaries	92,347	—	2,160,526	(2,252,873)	—
Other non-current assets	11,120	12,166	50,873	—	74,159

Total assets	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Long-term debt in default	400,000	—	—	—	400,000
Accounts payable	100	76,262	571,394	(515,444)	132,312
Other accrued expenses	97,671	18,811	47,252	—	163,734

Total current liabilities	497,771	95,073	624,396	(515,444)	701,796
Long-term debt	7,433	—	17,250	—	24,683
Deferred income taxes	—	—	31,033	—	31,033
Other long-term liabilities and minority interest	26,884	14,157	49,116	—	90,157
Intercompany payables	—	497,038	1,189,735	(1,686,773)	—
Stockholder’s equity	487,032	(344,331)	2,611,348	(2,267,017)	487,032

Total liabilities and stockholders’ equity	$1,019,120	$261,937	$4,522,878	$(4,469,234)	$1,334,701

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2004

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data
Net sales	$—	$217,458	$1,684,273	$(554,393)	$1,347,338
Cost of products sold	—	160,036	1,411,248	(554,393)	1,016,891

	—	57,422	273,025	—	330,447
Selling, general and administrative expenses	—	74,665	54,410	—	129,075

Income (loss) from operations	—	(17,243)	218,615	—	201,372
Interest expense	(37,835)	(6,021)	(56,130)	60,148	(39,838)
Foreign exchange gain (loss)	(375)	49	(4,984)	—	(5,310)
Investment and other income, net	7,271	690	58,223	(60,148)	6,036

Income (loss) from continuing operations before income taxes and minority interest	(30,939)	(22,525)	215,724	—	162,260
Income tax expense	—	—	(35,068)	—	(35,068)
Minority interest share of (income) loss	—	—	(1,442)	—	(1,442)

Income (loss) from continuing operations	(30,939)	(22,525)	179,214	—	125,750
Income from discontinued operations, net of tax	1,019	1,875	—	—	2,894

Net income (loss)	$(29,920)	$(20,650)	$179,214	$—	$128,644

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2004

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided by (used for) operating activities	$29,977	$(302)	$(10,064)	$—	$19,611
Investing activities:
Expenditures for property plant and equipment — net	—	(3,054)	(15,363)	—	(18,417)
Acquisition of businesses	(6,715)	—	—	—	(6,715)

Net cash used for investing activities	(6,715)	(3,054)	(15,363)	—	(25,132)
Financing activities:
Long-term borrowings	—	—	23,000	—	23,000
Payments of long-term debt and revolving line of credit	—	—	(22,919)	—	(22,919)

Net cash provided by financing activities	—	—	81	—	81
Effect of exchange rate changes on cash	—	—	1,068	—	1,068

Cash and cash equivalents
Increase (decrease) from continuing operations	23,262	(3,356)	(24,278)	—	(4,372)
Discontinued operations — net of cash used for operating activities	(23,568)	—	—	—	(23,568)
Balance at the beginning of the year	8,839	4,553	41,327	—	54,719

Balance at the end of the year	$8,533	$1,197	$17,049	$—	$26,779

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data
Net sales	$—	$166,462	$1,008,933	$(263,250)	$912,145
Cost of products sold	—	128,806	866,592	(263,250)	732,148

	—	37,656	142,341	—	179,997
Selling, general and administrative expenses	—	159,338	37,685	—	197,023

Income (loss) from operations	—	(121,682)	104,656	—	(17,026)
Interest expense	(69,116)	(12,031)	(31,214)	71,309	(41,052)
Foreign exchange gain (loss)	(4,236)	194	7,065	—	3,023
Investment and other income, net	14,202	6,268	63,231	(71,309)	12,392

Income (loss) from continuing operations before income taxes and minority interest	(59,150)	(127,251)	143,738	—	(42,663)
Income tax expense	—	—	(14,534)	—	(14,534)
Minority interest share of (income) loss	—	—	914	—	914

Income (loss) from continuing operations	(59,150)	(127,251)	130,118	—	(56,283)
Income (loss) from discontinued operations, net of tax	120,042	(47,155)	67,060	—	139,947

Net income (loss)	$60,892	$(174,406)	$197,178	$—	$83,664

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2003

		Combined	Combined
	The	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data
Net cash provided by (used for) operating activities	$(57,964)	$7,919	$36,656	$—	$(13,389)
Investing activities:
Expenditures for property plant and equipment — net	—	(5,074)	(5,836)	—	(10,910)
Acquisition of businesses	(11,151)	—	—	—	(11,151)
Proceeds from sale of businesses — net of cash sold	871,281	—	—	—	871,281

Net cash provided by (used for) investing activities	860,130	(5,074)	(5,836)	—	849,220
Financing activities:
Long-term borrowings	—	—	22,919	—	22,919
Payments of long-term debt and revolving line of credit	(794,400)	—	—	—	(794,400)
Proceeds from exercise of stock options	406	—	—	—	406

Net cash provided by (used for) financing activities	(793,994)	—	22,919	—	(771,075)
Effect of exchange rate changes on cash	—	—	6,238	—	6,238

Cash and cash equivalents
Increase from continuing operations	8,172	2,845	59,977	—	70,994
Discontinued operations — net cash used for operating activities	—	—	(10,012)	—	(10,012)
Discontinued operations — net cash used for investing activities	—	—	(18,733)	—	(18,733)
Balance at the beginning of the year	667	1,708	10,095	—	12,470

Balance at the end of the year	$8,839	$4,553	$41,327	$—	$54,719

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
Note 22 — Quarterly Results of Operations (Unaudited)

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$351,932	$314,709	$306,586	$276,382	$1,249,609
Gross profit	$55,851	$40,573	$32,144	$28,953	$157,521
Income from continuing operations before cumulative effect of change in accounting principle	$11,780	$10,474	$3,228	$1,798	$27,280
Income from discontinued operations	784	841	139	7,595	9,359
Cumulative effect of a change in accounting principle	—	—	—	2,252	2,252

Net income	$12,564	$11,315	$3,367	$11,645	$38,891

Net income per common share — basic
Continuing operations	$0.41	$0.37	$0.11	$0.06	$0.95
Discontinued operations	0.03	0.03	0.01	0.26	0.33
Cumulative effect of a change in accounting principle	—	—	—	0.08	0.08

Net income	$0.44	$0.40	$0.12	$0.40	$1.36

Net income per common share — assuming dilution
Continuing operations	$0.41	$0.37	$0.11	$0.06	$0.95
Discontinued operations	0.03	0.03	0.01	0.26	0.32
Cumulative effect of a change in accounting principle	—	—	—	0.08	0.08

Net income	$0.44	$0.40	$0.12	$0.40	$1.35

In the first quarter of 2005, the Company recorded a charge of $8.7 million related to the former CEO’s separation agreement.
The second quarter of 2005 includes $8.5 million of income from insurance proceeds after reimbursement of legal expenses of $4.9 million related to the shareholder litigation settlement partially offset by a $2.3 million lower of cost or market charge.
The third quarter of 2005 includes $2.5 million of income related to the collection of the Weda Bay note receivable that had been fully reserved in 2002 and $1.8 million of income related to the mark-to-market of 380,000 shares issued in connection with the shareholder derivative litigation (see Note 17) partially offset by a $3.8 million lower of cost or market charge.
The decrease in sales in the fourth quarter of 2005 was primarily due to lower cobalt metal prices and lower nickel sales volumes resulting from raw material shortages in 2005 and lower nickel prices. The fourth quarter of 2005 also includes $19.0 million of income from insurance proceeds related to the shareholder litigation settlement and $2.8 million of income related to the mark-to-market of 380,000 shares issued in connection with the shareholder derivative litigation settlement (see Note 17). Income from discontinued operations in the fourth quarter of 2005 includes $5.5 million from reversal of a tax contingency accrual that was originally established in July 2003 upon the sale of PMG (See Note 5). In addition, the Company adopted FIN No. 47 in the fourth quarter of 2005, which resulted in a cumulative effect of a change in accounting principle of $2.3 million (see Note 2).

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued
In the fourth quarter of 2005, the effective income tax rate for the full year 2005 was adjusted to 34.8% from 26.2%. This adjustment relates primarily to a lower proportion of earnings in jurisdictions having lower statutory rates and increased losses with no corresponding tax benefits compared with forecasts on which the previous estimated effective income tax rate was based resulting in an increase to income tax expense of approximately $2.6 million.

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$366,630	$313,738	$311,902	$355,068	$1,347,338
Gross profit	$112,668	$69,980	$77,296	$70,503	$330,447
Income from continuing operations	$48,275	$17,658	$29,790	$30,027	$125,750
Income from discontinued operations	—	—	—	2,894	2,894

Net income	$48,275	$17,658	$29,790	$32,921	$128,644

Net income per common share — basic
Continuing operations	$1.70	$0.62	$1.05	$1.05	$4.42
Discontinued operations	—	—	—	0.11	0.10

Net income	$1.70	$0.62	$1.05	$1.16	$4.52

Net income per common share — assuming dilution
Continuing operations	$1.69	$0.62	$1.04	$1.05	$4.39
Discontinued operations	—	—	—	0.10	0.10

Net income	$1.69	$0.62	$1.04	$1.15	$4.49

In the first quarter of 2004, the Company recorded a charge of $7.5 million related to the shareholder lawsuits (see Note 17).
In the fourth quarter of 2004, the effective income tax rate for the full year 2004 was adjusted to 21.9% from 26.8%. This adjustment relates to discrete items in the fourth quarter and reduced income tax expense by approximately $7.6 million.
Note 23 — Related Party Transactions
During the fourth quarter of 2005, the Company’s Chief Financial Officer (“CFO”) ceased to be employed by the Company. The Company contracted with a consultant to act as interim CFO until a permanent CFO is named. During 2005, the Company paid $0.1 million to this Consultant’s firm prior to the CFO transition.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon, and as of the date of, this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective solely because of the material weaknesses relating to the Company’s internal control over financial reporting as described in “Management’s Report on Internal Control Over Financial Reporting” outlined below. In light of these material weaknesses, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period presented.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that the Company did not maintain effective control over financial reporting solely as a result of the following material weaknesses:

•	Inadequate controls over the review of financial results of a foreign subsidiary which accounted for approximately 1% of the Company’s consolidated assets and revenues as of and for the year ended December 31, 2005. During the 2005 year-end closing process, the Company identified irregularities in the subsidiary’s inventory valuation that went undetected in prior periods, resulting in a material adjustment to correct the inventory valuation as of December 31, 2005. Management has performed a comprehensive review of all of the significant accounts at this subsidiary as of December 31, 2005 to ensure that reported amounts are reasonable.

•	Inadequate controls over the review of Retained Liabilities of Businesses Sold which resulted in a material adjustment to reverse a tax contingency indemnification liability related to one of the Company’s former subsidiaries in Brazil. As a result of a Brazilian Federal Supreme Court ruling in November 2005, as explained further in Note 5 to the consolidated financial statements, the Company’s assessment of the likelihood of an unfavorable outcome of the tax contingency changed from probable to reasonably possible. Accordingly, the indemnification liability was reversed through discontinued operations as a result of the year-end audit process.

•	Inadequate controls over the Company’s joint venture smelter in the Democratic Republic of Congo (DRC) resulted in several control deficiencies that were individually not material weaknesses but, when aggregated, constitute a material weakness in internal control over financial reporting. The control deficiencies resulted from inherent control risks of doing business as a joint venture partner in the DRC, inadequate controls over reporting payroll and related taxes to the DRC tax authorities, inadequate general oversight of the finance function, use of Excel spreadsheets in lieu of an accounting system, and timing of reconciliation of certain general ledger accounts. These individual control deficiencies resulted in adjustments to the Company’s results of operations in 2005 and, when considered in the aggregate, could result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
Changes in Internal Controls
As part of the Company’s continuing activities pursuant to the provisions of Section 404 of the Sarbanes-Oxley Act, the Company has made or plans to make changes that improve its internal control environment. Changes that address the material weaknesses discussed above are summarized as follows:

•	Management replaced personnel at the foreign subsidiary, plans to conduct a series of training programs for personnel at the foreign subsidiary and plans to implement a comprehensive review process of reported financial results from its operating locations on a monthly basis.

•	Management plans to improve its process for evaluating the status of its Retained Liabilities of Businesses Sold, including establishing communication protocols and analysis of all factors impacting the evaluation of such liabilities as either probable, reasonably possible or remote.

•	Management continues to implement mitigating controls over the DRC joint venture smelter, including timely financial and operational oversight at both a Group and Corporate level, increased frequency of internal audits at the location, quarterly review of all cash disbursements made by the location and upgrading finance and management personnel at the location.
By implementing the above actions, the Company believes that the material weaknesses are in the process of being remediated.
Item 9B.     Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Information with respect to directors of the Company will be set forth under the heading “Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2006 Annual Meeting of Stockholders of the Company (the “2006 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.
Information with respect to the audit committee financial experts will be set forth in the 2006 Proxy Statement under the heading “Election of Directors — Committees and Meetings of the Board of Directors” and is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2006 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Code of Conduct and Ethics, Governance Principles and Committee Charters
The Company has adopted a Code of Conduct and Ethics policy that applies to all of its employees, including the chief executive officer, the chief financial officer and the controller. The Code of Conduct and Ethics, the Company’s Corporate Governance Principles and all committee charters are posted on the Corporate Governance portion of the Company’s website (www.omgi.com). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Greg Griffith, Vice President, Corporate Affairs and Investor Relations.
NYSE Certification
In accordance with New York Stock Exchange rules, on November 8, 2005, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.
Item 11.     Executive Compensation
Information with respect to executive and director compensation will be set forth in the 2006 Proxy Statement under the headings “Election of Directors — Compensation of Directors” and “Executive Compensation” and, except for the information set forth in the 2006 Proxy Statement under the subheadings “Report of the Compensation Committee on Executive Compensation” and “Performance Comparisons,” such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2006 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” and is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2005.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options	Outstanding Options	Equity Compensation Plans

Equity Compensation Plans Approved by the Stockholders	1,252,817	$30.71	(a	)
Equity Compensation Plans Not Approved by the Stockholders	—	—	—

(a)	The Company maintains two equity compensation plans approved by stockholders. The 2002 Stock Incentive Plan permits the issuance of up to 1,400,000 shares of the Company’s common stock, of which 1,200,000 shares were available at December 31, 2005 for awards under the plan. The 1998 Long-Term Incentive Compensation Plan provides that awards may be granted annually in the amount of 1.5% of the Company’s common stock outstanding on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of outstanding common stock. At December 31, 2005, there were 29,307,284 outstanding shares of common stock of the Company.

Item 13.	Certain Relationships and Related Transactions
Information with respect to certain relationships and related transactions will be set forth in the 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2006 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1) The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2005 and 2004

Statements of Consolidated Income for the years ended December 31, 2005, 2004 and 2003

Statements of Consolidated Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Statements of Consolidated Cash Flows for the years ended December 31, 2005, 2004 and 2003

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
(2) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.
(3) Exhibits
The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of the Company.	‡
3.2	Amended and Restated Bylaws of the Company.	‡

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company.	‡
4.2	Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
4.3	Indenture, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.4	Purchase Agreement, dated as of December 7, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.5	Registration Rights Agreement, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.6	Revolving Credit Agreement, dated as of December 20, 2005, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager.

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.	‡
*10.2	OM Group, Inc. 1992 Long-Term Incentive Compensation Plan.	‡
*10.3	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99(b) to the Company’s Registration Statement on Form S-8 filed on February 1, 1994, and incorporated herein by reference).
*10.4	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3,1996, and incorporated herein by reference).
*10.5	Mooney Chemicals, Inc. Welfare Benefit Plan.	‡
*10.6	Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.7	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.8	OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.9	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.10	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.11	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12	OM Group, Inc. Non-employee Director’s Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.13	OM Group, Inc. Bonus Program for Key Executives and Middle Management.	‡
*10.14	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.	‡
*10.15	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.	‡
*10.16	Employment Agreement between OM Group, Inc. and Michael J. Scott (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
+10.17	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
++10.18	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997, including amendments dated August 27, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
+10.19	Long term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).

+10.20	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.17).
+10.21	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
*10.22	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan, Including form of stock option agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10.23	Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.24	Purchase Agreement (as amended and restated) as of August 10, 2001 by and between dmc2 Degussa Metals Catalysts Cerdec AG, Degussa AG and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.25	Heads of Agreement as of April 23, 2001 between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.26	OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001).
*10.27	Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated May 1, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
*10.28	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 5, 2002).
*10.29	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated December 20, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10.30	Amendment to Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated December 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10.31	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.32	Employment Agreement by and between OM Group, Inc. and R. Louis Schneeberger dated February 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.33	Employment Agreement by and between OM Group, Inc. and Frank E Butler dated February 9, 2005 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on February 5, 2005).
*10.34	Supplemental Retirement Plan for James P. Mooney (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10.35	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

10.36	Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).
*10.37	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated May 26, 2005 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on June 2, 2005).
*10.38	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 14, 2005).
10.39	Change in Control Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated June 13, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 17, 2005).
10.40	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 22, 2005.
*10.41	Employment Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated September 8, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).
*10.42	Severance Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).
10.43	Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005).
10.44	Form of Non-Incentive Stock Option Agreement under the 2002 Stock-Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005).
10.45	Form of Restricted Stock Agreement under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 21, 2005).
10.46	Consulting Agreement by and between OM Group, Inc. and Partners in Success dated November 14, 2005.
*10.47	Employment Agreement by and between OM Group, Inc. and Daniel K. Lewis dated January 30, 2006.
12	Computation of Ratio of Earnings to Fixed Charges
18	Letter from Ernst & Young LLP regarding change in accounting principle
21	List of Subsidiaries
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

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

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(Dollars in Millions)

	Balance	Charged
	at	to Costs		Charged				Balance at
	Beginning	and		to Other				End of
Classifications	of Year	Expenses		Accounts		Deductions		Year

2005:
Allowance for doubtful accounts	$2.0	$0.6	(1)	$(0.2	)(9)	$(1.0	)(6)	$1.4
Income tax valuation allowance	134.6	—		—		(43.5	)(2)	91.1
Environmental reserve(8)	9.5	2.4	(3)	—		(3.1	)(7)	8.8
Shareholder litigation accrual	92.0	—		—		(92.0	)(10)	—

	$238.1	$3.0		$(0.2)		$(139.6)		$101.3

2004:
Allowance for doubtful accounts	$2.0	$1.4	(1)	$—		$(1.4	)(6)	$2.0
Income tax valuation allowance	154.1	—		—		(19.5	)(2)	134.6
Environmental reserve(8)	14.2	0.8	(3)	—		(5.5	)(7)	9.5
Shareholder litigation accrual	84.5	7.5	(4)	—		—		92.0

	$254.8	$9.7		$—		$(26.4)		$238.1

2003:
Allowance for doubtful accounts	$2.4	$1.2	(1)	$—		$(1.6	)(6)	$2.0
Income tax valuation allowance	91.2	39.8	(2)	23.1	(5)	—		154.1
Environmental reserve(8)	12.5	3.7	(3)	—		(2.0	)(7)	14.2
Shareholder litigation accrual	—	84.5	(4)	—		—		84.5

	$106.1	$129.2		$23.1		$(3.6)		$254.8

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Increase (decrease) in valuation allowance is recorded as a component of the provision for income taxes.

(3)	Provision for environmental costs included in selling, general and administrative expenses.

(4)	Provision for shareholder class action and shareholder derivative lawsuits. See Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

(5)	Valuation allowance for deferred tax assets previously classified in discontinued operations. Related deferred tax asset was also reclassified to continuing operations.

(6)	Actual accounts written-off against the allowance — net of recoveries.

(7)	Actual cash expenditures charged against the accrual.

(8)	Includes reserves related to the Company’s continuing and discontinued operations.

(9)	Foreign currency translation adjustment.

(10)	Settlement of shareholder class action and shareholder derivative lawsuits. See Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

OM GROUP, INC.

By:	/s/ Joseph M. Scaminace

Joseph M. Scaminace
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 9, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph M. Scaminace Joseph M. Scaminace	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth Haber Kenneth Haber	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard W. Blackburn* Richard W. Blackburn	Director

Leo J. Daley	Director

/s/ Steven J. Demetriou* Steven J. Demetriou	Director

/s/ Katharine L. Plourde* Katharine L. Plourde	Director

/s/ William J. Reidy* William J. Reidy	Director

*By: /s/ Joseph M. Scaminace Joseph M. Scaminace Attorney-in-Fact

ANNUAL REPORT OF FORM 10-K
OM GROUP, INC.
For the year Ended December 31, 2005
EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company.	‡
3.2		Amended and Restated Bylaws of the Company.	‡
4.1		Form of Common Stock Certificate of the Company.	‡
4.2		Stockholder Rights Agreement dated as of November 5, 1996 between OM Group, Inc. and National City Bank (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
4.3		Indenture, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.4		Purchase Agreement, dated as of December 7, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.5		Registration Rights Agreement, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and Credit Suisse First Boston Corporation, as the representatives of the Several Purchasers (as defined therein) (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.6		Revolving Credit Agreement, dated as of December 20, 2005, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager.
10.1		Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.	‡
*10	.2	OM Group, Inc. 1992 Long-Term Incentive Compensation Plan.	‡
*10	.3	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99(b) to the Company’s Registration Statement on Form S-8 filed on February 1, 1994, and incorporated herein by reference).
*10	.4	Amendment to OM Group, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3,1996, and incorporated herein by reference).
*10	.5	Mooney Chemicals, Inc. Welfare Benefit Plan.	‡
*10	.6	Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10	.7	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10	.8	OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10	.9	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

Exhibit
Number		Description

*10	.10	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10	.11	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12		OM Group, Inc. Non-employee Director’s Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10	.13	OM Group, Inc. Bonus Program for Key Executives and Middle Management.	‡
*10	.14	Employment Agreement between Mooney Acquisition Corporation and James P. Mooney dated September 30, 1991.	‡
*10	.15	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated August 19, 1992.	‡
*10	.16	Employment Agreement between OM Group, Inc. and Michael J. Scott (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
+10	.17	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
++10	.18	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997, including amendments dated August 27, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
+10	.19	Long term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
+10	.20	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.17).
+10	.21	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
*10	.22	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan, Including form of stock option agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10.23		Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.24		Purchase Agreement (as amended and restated) as of August 10, 2001 by and between dmc2 Degussa Metals Catalysts Cerdec AG, Degussa AG and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.25		Heads of Agreement as of April 23, 2001 between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 24, 2001).
10.26		OMG-Ferro Purchase Agreement dated as of August 31, 2001 by and between OM Group, Inc. and Ferro Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 21, 2001).

Exhibit
Number		Description

*10	.27	Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated May 1, 2002 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).
*10	.28	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed April 5, 2002).
*10	.29	Amendment to Employment Agreement between OM Group, Inc. and James P. Mooney dated December 20, 2002 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10	.30	Amendment to Employment Agreement between OM Group, Inc. and Thomas R. Miklich dated December 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2003).
*10	.31	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10	.32	Employment Agreement by and between OM Group, Inc. and R. Louis Schneeberger dated February 16, 2004 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10	.33	Employment Agreement by and between OM Group, Inc. and Frank E Butler dated February 9, 2005 (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed on February 5, 2005).
*10	.34	Supplemental Retirement Plan for James P. Mooney (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
10.35		Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).
10.36		Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).
*10	.37	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated May 26, 2005 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on June 2, 2005).
*10	.38	Form of Change in Control Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 14, 2005).
10.39		Change in Control Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated June 13, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 17, 2005).
10.40		Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 22, 2005.
*10	.41	Employment Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated September 8, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).
*10	.42	Severance Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

Exhibit
Number		Description

10.43		Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005).
10.44		Form of Non-Incentive Stock Option Agreement under the 2002 Stock-Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 21, 2005).
10.45		Form of Restricted Stock Agreement under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 21, 2005).
10.46		Consulting Agreement by and between OM Group, Inc. and Partners in Success dated November 14, 2005.
*10	.47	Employment Agreement by and between OM Group, Inc. and Daniel K. Lewis dated January 30, 2006.
12		Computation of Ratio of Earnings to Fixed Charges
18		Letter from Ernst & Young LLP regarding change in accounting principle
21		List of Subsidiaries
23		Consent of Ernst & Young LLP
24		Powers of Attorney
31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.
+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.
++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance upon the Company’s request for confidential treatment pursuant to Rule 24b-2.
‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.