Form 10-Q
period 2006-03-31
OM GROUP INC
filed 2006-05-09
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 001-12515
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1736882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

127 Public Square,
1500 Key Tower,
Cleveland, Ohio	44114-1221
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes  ☐  No  ☑
As of April 28, 2006 there were 29,316,451 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — none

Item 3. Defaults Upon Senior Securities — none

Item 4. Submission of Matters to a Vote of Security Holders — none

Item 5. Other Information — none

Item 6. Exhibits

Signatures
EX-10.1 Employment Agreement Kenneth Haber
OM GROUP, INC EX-31.1
OM GROUP, INC EX-31.2
OM GROUP, INC. EX-32

Part I — FINANCIAL INFORMATION
Item I. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$152,820	$114,618
Accounts receivable, less allowances	138,134	128,278
Inventories	292,756	304,557
Advances to suppliers	9,262	5,503
Other current assets	73,535	52,152

Total current assets	666,507	605,108

Property, plant and equipment, net	363,948	369,129
Goodwill	180,618	179,123
Notes receivable from joint venture partner, less allowances	25,179	25,179
Other non-current assets	46,091	41,734

Total assets	$1,282,343	$1,220,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,750	$5,750
Accounts payable	132,710	103,397
Accrued employee costs	19,647	21,100
Retained liabilities of businesses sold	6,206	6,020
Other current liabilities	41,880	31,772

Total current liabilities	206,193	168,039

Long-term debt	415,181	416,096
Deferred income taxes	22,370	21,461
Minority interests	36,392	36,994
Other non-current liabilities	43,055	41,150

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 29,377,686 in 2006 and 29,368,519 shares in 2005	293	293
Capital in excess of par value	517,675	516,510
Retained earnings	23,410	6,811
Treasury stock (61,235 shares in 2006 and 2005, at cost)	(2,226)	(2,226)
Accumulated other comprehensive income	20,000	15,145

Total stockholders’ equity	559,152	536,533

Total liabilities and stockholders’ equity	$1,282,343	$1,220,273

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended March 31
(In thousands, except per share data)	2006	2005
Net sales	$294,609	$351,932
Cost of products sold	239,515	296,081

	55,094	55,851
Selling, general and administrative expenses	25,825	35,570

Income from operations	29,269	20,281
Other income (expense):
Interest expense	(9,796)	(9,993)
Foreign exchange gain (loss)	511	(1,330)
Investment and other income, net	3,550	1,993

	(5,735)	(9,330)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	23,534	10,951
Income tax expense	(5,977)	(2,701)
Minority interest share of (income) loss	603	3,530

Income from continuing operations before cumulative effect of change in accounting principle	18,160	11,780
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(274)	784

Income before cumulative effect of change in accounting principle	17,886	12,564
Cumulative effect of change in accounting principle	287	—

Net income	$18,173	$12,564

Comprehensive income	$23,028	$14,657

Net income (loss) per common share — basic:
Continuing operations	$0.62	$0.41
Discontinued operations	(0.01)	0.03
Cumulative effect of change in accounting principle	0.01	—

Net income	$0.62	$0.44

Net income (loss) per common share — assuming dilution:
Continuing operations	$0.62	$0.41
Discontinued operations	(0.01)	0.03
Cumulative effect of change in accounting principle	0.01	—

Net income	$0.62	$0.44

Weighted average shares outstanding
Basic	29,312	28,453
Assuming dilution	29,334	28,572
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unuadited Condensed Statements of Consolidated Cash Flows

	Three Months Ended March 31
		2005 Revised-
(In thousands)	2006	See Note 1
Operating activities
Net income	$18,173	$12,564
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	274	(784)
Income from cumulative effect of change in accounting principle	(287)	—
Depreciation and amortization	12,215	12,249
Foreign exchange (gain) loss	(511)	1,330
Minority interest share of income (loss)	(603)	(3,530)
Equity income from investment	(2,198)	(1,813)
Other non-cash items	574	477
Changes in operating assets and liabilities
Accounts receivable	(5,647)	(20,841)
Inventories	13,614	5,818
Advances to suppliers	(3,759)	19,404
Accounts payable	26,577	(10,672)
Other, net	(5,622)	24,127

Net cash provided by operating activities	52,800	38,329

Investing activities
Expenditures for property, plant and equipment	(3,654)	(2,307)
Loans to non-consolidated joint ventures	(3,859)	—
Acquisition of business, net of cash acquired	(5,394)	—

Net cash used for investing activities	(12,907)	(2,307)

Financing activities
Payments of long-term debt	(1,438)	(1,437)
Proceeds from exercise of stock options	167	117

Net cash used for financing activities	(1,271)	(1,320)

Effect of exchange rate changes on cash	896	(1,943)

Cash and cash equivalents
Increase from continuing operations	39,518	32,759
Discontinued operations — net cash used for operating activities	(1,316)	(4,492)
Balance at the beginning of the period	114,618	26,779

Balance at the end of the period	$152,820	$55,046

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Three Months Ended March 31
(In thousands)	2006	2005
Common Stock — Shares
Beginning balance	29,307	28,480
Shares issued under stock compensation plans	9	40

	29,316	28,520

Common Stock — Dollars
Beginning balance	$293	$285
Shares issued under stock compensation plans	—	—

	293	285

Capital in Excess of Par Value
Beginning balance	516,510	498,250
Shares issued under stock compensation plans	167	845
Stock option compensation	649	551
Restricted stock compensation	349	89

	517,675	499,735

Retained Earnings (Deficit)
Beginning balance, as originally reported	6,811	(32,080)
Adoption of EITF No. 04-6	(1,574)	—

Beginning balance, as adjusted for the adoption of EITF 04-6	5,237	(32,080)
Net income	18,173	12,564

	23,410	(19,516)

Treasury Stock
Beginning balance	(2,226)	(710)
Reacquired shares	—	(1,516)

	(2,226)	(2,226)

Accumulated Other Comprehensive Income
Beginning balance	15,145	21,287
Foreign currency translation	(3,794)	1,247
Reclassification of hedging activities into earnings	(954)	(3,475)
Unrealized gain on cash flow hedges, net of tax expense of $916 in 2006 and $861 in 2005	2,605	2,213
Unrealized gain on available-for-sale securities	6,998	2,108

	20,000	23,380

Total Stockholders’ Equity	$559,152	$501,658

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of OM Group, Inc. and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation of the financial position of the Company at March 31, 2006 and the results of its operations, cash flows and changes in stockholders’ equity for the three months ended March 31, 2006 and 2005 have been included. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Cash flows associated with liabilities of business sold for the first quarter of 2005, which had previously been included in the operating section of the cash flow statement, have been reclassified and are now included with cash flows attributable to discontinued operations.
Note 2 — Recently Issued Accounting Standards
Accounting Standards adopted in 2006:
SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25,“Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company has selected the Black-Scholes option-pricing model and will recognize compensation expense on a straight-line method over the awards’ vesting period. Previously, the Company expensed share-based payments under the provisions of SFAS No. 123.
SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle and increased net income by $0.3 million, or $.01 per basic and diluted share. The income tax expense related to the cumulative effect was offset by a corresponding change in our deferred tax assets and valuation allowance; thus, there was no net tax impact upon adoption of SFAS 123R.
The Company’s 2002 Stock Incentive Plan authorizes the grant of options and restricted stock to employees and outside directors of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to employees and outside directors of up to one and one-half percent of the number of outstanding shares of common stock of the Company on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of common stock outstanding. This plan also limits awards to a single individual to 200,000 shares in any year. All options granted under both plans have 10-year terms and generally have an exercise price equal to the market price at the date of grant.

The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense of $1.3 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, there was $7.7 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $3.4 million in the remainder of 2006, $3.2 million in 2007 and $1.1 million in 2008. Unearned compensation is amortized over the vesting period for the particular grant, and is recognized as a component of Selling, general and administrative expenses within the Unaudited Condensed Statements of Consolidated Income. The Company currently provides a full valuation allowance for net U.S. deferred tax assets, and accordingly, a valuation allowance is also provided for any tax effects of share-based compensation expense pursuant to SFAS 123R.
In connection with the exercise of stock options granted, the Company received cash payments for the three months ended March 31, 2006 of approximately $0.2 million. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Restricted Stock
In June 2005, the Company granted 166,194 shares of restricted stock to its Chief Executive Officer (the “CEO”) in connection with his hiring. The restricted shares vest on May 31, 2008 subject to the CEO remaining employed by the Company on that date. The market value of the restricted stock award based upon the market price ($24.89) of an unrestricted share of the Company’s common stock at the date of grant was $4.1 million and the expense is being recognized ratably over the vesting period. There was no other restricted stock outstanding during the first quarter of 2006.
Stock Options
Options granted prior to 2003 vested and became fully exercisable at the end of the next fiscal year following the year of grant. Options granted subsequent to January 1, 2003 generally vest equally over three years. In June 2005, as an inducement to join the Company, the CEO was granted options to purchase 254,996 shares of common stock, of which options for 80,001 shares will vest on May 31, 2006, options for 85,050 shares will vest on May 31, 2007 and options for 89,945 shares will vest on May 31, 2008, subject to the CEO remaining employed by the Company on those dates. The options vesting in 2006 have an exercise price equal to the market price of the Company’s common stock on the date of grant ($24.89). The remaining options that vest on May 31, 2007 and 2008 have exercise prices set above the grant date market price of the Company’s common stock ($28.67 and $33.67, respectively). The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period.
The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31
	2006	2005
Risk-free interest rate	4.6%	n/a
Dividend yield	—	n/a
Volatility factor of Company common stock	0.47	n/a
Weighted-average expected option life (years)	6.5	n/a
The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the options being valued. The dividend yield assumption is zero, as the Company intends to continue to retain earnings for use in the operation of the business and does not anticipate paying dividends in 2006. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of options granted is determined using the shortcut method allowed by SAB No. 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

A summary of the Company’s stock option activity for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggegate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	1,252,817	$30.71
Granted	20,000	20.28
Exercised	(9,167)	18.22
Expired unexercised	(35,000)	31.29
Forfeited	(2,500)	27.00

Outstanding at March 31, 2006	1,226,150	$30.63	7.43	$1,644,177
Vested or expected to vest at March 31, 2006	1,201,984	$30.71	7.42	$1,604,346
Exercisable at March 31, 2006	575,910	$35.40	5.74	$797,128
The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $10.76. The total intrinsic value of options exercised during the three months ended March 31, 2006 was less than $0.1 million. No options were granted or exercised during the three months ended March 31, 2005.
EITF No. 04-6: In June 2005, the FASB ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6, which was required to be adopted in the first reporting period beginning after December 15, 2005, clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company adopted EITF No. 04-6 on January 1, 2006. Previously, the Company capitalized and deferred stripping costs when developing a new pit or expanding an existing pit until that pit reached full production. Upon adoption of EITF No. 04-6, the Company wrote off the amount of deferred stripping costs that were incurred after production commenced at each pit. The transition provisions require that adoption be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The effect of adoption was a $1.6 million reduction to Other non-current assets and beginning retained earnings, including the additional valuation allowance to offset the resulting tax benefit.
SFAS No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 and will apply SFAS No. 154 in future periods, when applicable. The adoption did not impact the Company’s results of operations and financial position.
SFAS No. 151: In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — An amendment of ARB No. 43.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 did not and is not expected to impact the Company’s results of operations or financial position.
Accounting Standards Not Yet Adopted
SFAS No. 155: In May 2005, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133 and 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole

(eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Companies must apply the standard prospectively. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations and financial position.
Note 3 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Raw materials and supplies	$168,777	$192,739
Work-in-process	29,349	21,781
Finished goods	94,630	90,037

	$292,756	$304,557

Note 4 — Acquisition and Investments
On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with a manufacturing facility in Singapore and an integrated manufacturing, research and technical support facility in the Shanghai area of China. Plaschem had sales of approximately $11.0 million in 2005. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note that is payable in March 2007. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to the seller if certain specified financial performance targets are met over the three-year period following the acquisition. Plaschem, which will operate as OMG Electronic Materials, is included in the Specialties segment. The operating results of OMG Electronic Materials are included in the Company’s consolidated results of operations since the date of acquisition.
The Company has an approximately 5% equity interest ($1.2 million at March 31, 2006) in Talvivaara Mining Company, Ltd. (“Talvivaara”). During the fourth quarter of 2005, the Company entered into a convertible loan agreement with Talvivaara pursuant to which it has agreed to loan a total of 2.0 million Euros, of which 0.3 million Euros ($0.4 million) was advanced in 2005 and 0.9 million Euros ($1.0 million) was advanced in the first quarter of 2006. The Company expects to advance the remaining 0.8 million Euros during the second quarter of 2006. The loan is convertible into Talvivaara shares at the Company’s option.
The Company has an investment in Weda Bay Minerals, Inc. (“Weda Bay”). At March 31, 2006 the Company has recorded an unrealized gain of $11.7 million in accumulated other comprehensive income representing the fair value of the investment. On March 27, 2006, a third party made a tender offer to Weda Bay to purchase all of its outstanding shares, including those owned by the Company, for $2.70 Canadian per share (US$2.32 at March 31, 2006). The price per share in the tender offer is equal to the share price at March 31, 2006 used to calculate the unrealized gain on the investment. During the second quarter of 2006, the Company accepted the tender offer and expects to recognize the $11.7 million gain upon completion of the sale.
The Company has a 20% interest in MPI Nickel, an Australian nickel company, that is accounted for by the equity method. The investment is included in other non-current assets in the Consolidated Balance Sheets, and equity income (loss) is included in investment and other income, net in the Unaudited Condensed Statements of Consolidated Income. During the first quarter of 2006, the Company loaned $2.8 million to MPI Nickel, with no stated repayment date. Interest on this loan accrues at LIBOR plus 1% and is payable quarterly.
Note 5 — Income Taxes
The income tax provision is based on the application of a forecasted annual effective income tax rate applied to the current quarter’s pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. Discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
The Company’s effective tax rate is as follows:

	Three Months Ended March 31
	2006	2005
Effective income tax rate	25.4%	24.7%
The effective income tax rate is lower than the statutory rate in the United States primarily due to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily in Finland at 26%) and a tax “holiday” from income taxes in Malaysia, both partially offset by losses in the United States with no corresponding tax benefit.
Note 6 — Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering all eligible U.S. employees. To be eligible for the plan, an employee must be a full-time associate for at least six months and at least 21 years of age. Company contributions are determined by the board of directors annually and are computed based upon a percentage of individual participant compensation. The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan.
The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. The Company also has an unfunded supplemental executive retirement plan (“SERP”) that was executed as of January 1, 2004 for the former Chief Executive Officer and other unfunded postretirement benefit plans (“OPEB”), primarily health care and life insurance for certain employees and non-employees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the three months ended March 31:

	Pension Benefits
	2006	2005
Service cost	$—	$—
Interest cost	306	305
Amortization of unrecognized net loss	67	54
Expected return on plan assets	(228)	(236)
FAS 88 curtailment loss	—	4,728

	$145	$4,851

	Other Postretirement Benefits
	2006	2005
Service cost	$33	$17
Interest cost	60	63
Amortization of unrecognized prior service cost	10	10

	$103	$90

In the first quarter of 2005, the Company recorded a $4.7 million curtailment loss related to the SERP for the former Chief Executive Officer.

Note 7 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income per common share from continuing operations before cumulative effect of change in accounting principle for the three months ended March 31:

	2006	2005
Income from continuing operations before cumulative effect of change in accounting principle	$18,160	$11,780

Weighted average shares outstanding	29,312	28,453
Dilutive effect of stock options and restricted stock	22	119

Weighted average shares outstanding — assuming dilution	29,334	28,572

Income per common share from continuing operations before cumulative effect of change in accounting principle — basic	$0.62	$0.41

Income per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$0.62	$0.41

The following table sets forth the computation of basic and dilutive net income per common share for the three months ended March 31:

	2006	2005
Net income	$18,173	$12,564

Weighted average shares outstanding	29,312	28,453
Dilutive effect of stock options and restricted stock	22	119

Weighted average shares outstanding — assuming dilution	29,334	28,572

Net income per common share — basic	$0.62	$0.44

Net income per common share — assuming dilution	$0.62	$0.44

Note 8 — Commitments and Contingencies
James P. Mooney ceased to be employed as the Company’s Chief Executive Officer in January 2005. The Company is currently engaged in pending litigation with Mr. Mooney in federal court in Florida. The Company brought suit against Mr. Mooney seeking disgorgement of certain bonuses and profits he received during his tenure as Chief Executive Officer and is asserting that Mr. Mooney’s termination should be considered “with cause” such that he would not be entitled to any severance benefits. Mr. Mooney has asserted a counterclaim against the Company seeking damages based on additional bonuses he alleges he is owed and other additional payments he claims he is entitled to under his employment agreement and for the release of shares of stock which the Company has held pending the resolution of its claims. Mr. Mooney filed suit against the Company in Delaware state court seeking advancement and reimbursement of his attorney’s fees in connection with the pending Florida litigation and other related matters. In the first quarter of 2006, this matter was settled and the Company is now paying Mr. Mooney’s attorney’s fees on an ongoing basis.
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

During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of the Company’s Precious Metals Group (“PMG”) as such liability is no longer probable. Such amount had previously been included in Retained Liabilities of Businesses Sold in the Consolidated Balance Sheets. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2006 and December 31, 2005 the Company has recorded environmental liabilities of $7.4 million and $8.8 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey; St. George, Utah and Vasset, France. The Company has recorded $6.9 million in other current liabilities and $0.5 million in Other non-current liabilities as of March 31, 2006.
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
Note 9 — First Quarter 2005 Special Charge and DRC Smelter Shut-down
On January 11, 2005, James P. Mooney’s employment with the Company was terminated and he ceased to be its Chief Executive Officer. On that date, the Company recorded a charge of $8.7 million related to his termination in accordance with Mr. Mooney’s employment agreement and a supplemental executive retirement plan. Such amount includes termination benefits based on salary, estimated bonus (as calculated per the provisions in the agreement) and certain benefits to be paid over the remaining term of the agreement, as well as the actuarially-determined present value of amounts to be paid under a supplemental executive retirement plan. The Company is examining its alternatives for recovery against Mr. Mooney, including claims for disgorgement under the Sarbanes-Oxley Act of 2002. Any such claims would be recognized when settled.
During the first quarter of 2005, the Company’s joint venture in the Democratic Republic of Congo (the “DRC”) shut-down its smelter as scheduled for approximately four months for regular maintenance and production improvements. The impact of the shut-down reduced the Company’s operating profit by approximately $7.4 million for the three months ended March 31, 2005. Income from continuing operations, representing the Company’s 55% share in the joint venture, was reduced by approximately $4.1 million for the three months ended March 31, 2005. The smelter resumed operations in May 2005.
Note 10 — Reportable Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise that are evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.
The Company has two reportable operating segments — Specialties and Nickel. The Company realigned management responsibilities effective for the first quarter of 2006. As a result, the former Cobalt segment has been renamed the Specialties segment and the Electronic Chemicals business unit, formerly a component within the Nickel reportable segment, was realigned to the Specialties reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.
The Specialties segment includes three business units: Advanced Organics which produces products for the tire, coatings and inks, additive and chemicals markets; Inorganics, which produces products for the powder metallurgy, battery, ceramic and chemical markets; and Electronic Chemicals which produces products for the semiconductor finishing, memory disk, general metal finishing and printed circuit board finishing markets. The Nickel segment includes nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes. Intersegment sales are accounted for at the same prices as if the sales were made to third parties. The Company’s non-operating segment, Corporate, is comprised of general and administrative expense not allocated to the segments.
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

The following table reflects the results of the segments:

	Three Months Ended March 31
	2006	2005
Business Segment Information
Net Sales
Specialties	$144,537	$172,466
Nickel	169,454	197,940
Intercompany sales between segments:
Specialties	(2,090)	(310)
Nickel	(17,292)	(18,164)

	$294,609	$351,932

Income (loss) from operations
Specialties	$19,654	$11,261
Nickel	17,806	25,839
Corporate (a)	(8,191)	(16,819)

	$29,269	$20,281

Interest expense	$(9,796)	$(9,993)
Foreign exchange gain (loss)	511	(1,330)
Investment and other income, net	3,550	1,993

	$(5,735)	$(9,330)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$23,534	$10,951

Expenditures for property, plant & equipment
Specialties	2,058	1,259
Nickel	1,596	1,048

	$3,654	$2,307

Depreciation and amortization
Specialties	$7,708	$7,737
Nickel	4,159	3,976
Corporate	348	536

	$12,215	$12,249

	March 31,	December 31,
	2006	2005
Total assets
Specialties	$738,550	$738,176
Nickel	481,807	441,720
Corporate	61,986	40,377

	$1,282,343	$1,220,273

(a)	In 2005, Corporate expenses include an $8.7 million charge related to the departure of the Company’s former CEO.

Note 11 — Guarantor and Non-Guarantor Subsidiary Information
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

	March 31, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$27,793	$1,085	$123,942	$—	$152,820
Accounts receivable, less allowances	522,691	101,470	310,899	(796,926)	138,134
Inventories	—	44,643	248,113	—	292,756
Other current assets	1,568	7,041	74,188	—	82,797

Total current assets	552,052	154,239	757,142	(796,926)	666,507

Property, plant and equipment, net	—	34,957	328,991	—	363,948
Goodwill	75,830	68,908	35,880	—	180,618
Intercompany receivables	269,701	202	1,000,245	(1,270,148)	—
Investment in subsidiaries	98,559	—	2,160,526	(2,259,085)	—
Note receivable from joint venture partner	—	—	25,179	—	25,179
Other non-current assets	6,506	11,769	27,816	—	46,091

Total assets	$1,002,648	$270,075	$4,335,779	$(4,326,159)	$1,282,343

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Accounts payable	4,000	91,737	384,623	(347,650)	132,710
Other current liabilities	18,560	13,776	35,397	—	67,733

Total current liabilities	22,560	105,513	425,770	(347,650)	206,193

Long-term debt	403,358	—	11,823	—	415,181
Deferred income taxes	—	—	22,370	—	22,370
Other non-current liabilities and minority interest	17,376	15,019	47,052	—	79,447
Intercompany payables	202	530,260	1,189,123	(1,719,585)	—

Stockholder’s equity	559,152	(380,717)	2,639,641	(2,258,924)	559,152

Total liabilities and stockholder’s equity	$1,002,648	$270,075	$4,335,779	$(4,326,159)	$1,282,343

	December 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$14,286	$729	$99,603	$—	$114,618
Accounts receivable, less allowances	521,724	104,655	330,721	(828,822)	128,278
Inventories	—	46,953	257,604	—	304,557
Other current assets	2,813	6,925	47,917	—	57,655

Total current assets	538,823	159,262	735,845	(828,822)	605,108

Property, plant and equipment, net	—	35,212	333,917	—	369,129
Goodwill	75,830	68,908	34,385	—	179,123
Intercompany receivables	255,830	—	1,013,751	(1,269,581)	—
Investment in subsidiaries	92,347	—	2,160,527	(2,252,874)	—
Other non-current assets	6,541	11,571	48,801	—	66,913

Total assets	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Accounts payable	4,000	90,040	392,289	(382,932)	103,397
Other current liabilities	8,658	19,522	30,712	—	58,892

Total current liabilities	12,658	109,562	428,751	(382,932)	168,039

Long-term debt	404,596	—	11,500	—	416,096
Deferred income taxes	—	—	21,461	—	21,461
Other non-current liabilities and minority interest	15,584	15,195	47,365	—	78,144
Intercompany payables	—	530,435	1,185,238	(1,715,673)	—

Stockholder’s equity	536,533	(380,239)	2,632,911	(2,252,672)	536,533

Total liabilities and stockholder’s equity	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

	Three Months Ended March 31, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$51,612	$343,697	$(100,700)	$294,609
Cost of products sold	—	39,545	300,670	(100,700)	239,515

	—	12,067	43,027	—	55,094
Selling, general and administrative expenses	—	12,240	13,585	—	25,825

Income (loss) from operations	—	(173)	29,442	—	29,269
Interest expense	(9,415)	(2,977)	(13,634)	16,230	(9,796)
Foreign exchange gain	107	66	338	—	511
Investment and other income, net	3,401	479	15,900	(16,230)	3,550

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(5,907)	(2,605)	32,046	—	23,534
Income tax expense	—	—	(5,977)	—	(5,977)
Minority interest share of (income) loss	—	—	603	—	603

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(5,907)	(2,605)	26,672	—	18,160
Income (loss) from discontinued operations, net of tax	(468)	194	—	—	(274)

Income (loss) before cumulative effect of change in accounting principle	(6,375)	(2,411)	26,672	—	17,886
Cumulative effect of change in accounting principle	287	—	—	—	287

Net income (loss)	$(6,088)	$(2,411)	$26,672	$—	$18,173

	Three Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$54,695	$421,657	$(124,420)	$351,932
Cost of products sold	—	47,412	373,089	(124,420)	296,081

	—	7,283	48,568	—	55,851
Selling, general and administrative expenses	—	23,780	11,790	—	35,570

Income (loss) from operations	—	(16,497)	36,778	—	20,281
Interest expense	(9,600)	(2,044)	(13,732)	15,383	(9,993)
Foreign exchange loss	—	(18)	(1,312)	—	(1,330)
Investment and other income, net	2,298	273	14,805	(15,383)	1,993

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(7,302)	(18,286)	36,539	—	10,951
Income tax expense	—	—	(2,701)	—	(2,701)
Minority interest share of (income) loss	—	—	3,530	—	3,530

Income (loss) from continuing operations	(7,302)	(18,286)	37,368	—	11,780
Income from discontinued operations, net of tax	784	—	—	—	784

Net income (loss)	$(6,518)	$(18,286)	$37,368	$—	$12,564

	Three Months Ended March 31, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$14,656	$1,019	$37,125	$—	$52,800

Investing activities:
Expenditures for property plant and equipment	—	(663)	(2,991)	—	(3,654)

Loans to non-consolidated joint venture	—	—	(3,859)	—	(3,859)
Acquisition of business, net of cash acquired	—	—	(5,394)		(5,394)

Net cash used for investing activities	—	(663)	(12,244)	—	(12,907)

Financing activities:

Payments of long-term debt	—	—	(1,438)	—	(1,438)

Proceeds from exercise of stock options	167	—	—	—	167

Net cash provided by (used for) financing activities	167	—	(1,438)	—	(1,271)

Effect of exchange rate changes on cash	—	—	896	—	896

Cash and cash equivalents
Increase from continuing operations	14,823	356	24,339	—	39,518
Discontinued operations — net cash used for operating activities	(1,316)	—	—	—	(1,316)
Balance at the beginning of the period	14,286	729	99,603	—	114,618

Balance at the end of the period	$27,793	$1,085	$123,942	$—	$152,820

	Three Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash provided by (used for) operating activities	$(1,803)	$588	$39,544	$—	$38,329

Investing activities:
Expenditures for property plant and equipment, net	—	(358)	(1,949)	—	(2,307)

Net cash used for investing activities	—	(358)	(1,949)	—	(2,307)

Financing activities:
Payments of long-term debt	—	—	(1,437)	—	(1,437)

Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used for) financing activities	117	—	(1,437)	—	(1,320)

Effect of exchange rate changes on cash	—	—	(1,943)	—	(1,943)

Cash and cash equivalents
Increase (decrease) from continuing operations	(1,686)	230	34,215	—	32,759
Discontinued operations — net cash used for operating activities		—	(4,492)	—	(4,492)
Balance at the beginning of the period	8,533	1,197	17,049	—	26,779

Balance at the end of the period	$6,847	$1,427	$46,772	$—	$55,046

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt and nickel raw materials to market more than 825 different product offerings to approximately 2,100 customers in over 30 industries. The Company operates in two business segments — Specialties and Nickel.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited condensed consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the unaudited condensed consolidated financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to similar businesses. There have been no changes to our critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2005 other than the adoption of SFAS No. 123R.
The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company has selected the Black-Scholes option-pricing model and will recognize compensation expense on a straight-line method over the awards vesting period. Previously, the Company expensed share-based payments as permitted under SFAS No. 123.
SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle and increased net income by $0.3 million, or $.01 per basic and diluted share. The income tax expense related to the cumulative effect was offset by a corresponding change in our net deferred tax assets valuation allowance; thus, there was no net tax impact upon adoption of SFAS 123R.

Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each business segment, as well as a detailed discussion of certain corporate and other expenses.
Consolidated Results of Operations

	Three Months Ended March 31
(thousands of dollars & percent of net sales)	2006		2005
Net sales	$294,609		$351,932
Cost of products sold	239,515		296,081

Gross profit	55,094	18.7%	55,851	15.9%
Selling, general and administrative expenses	25,825	8.8%	35,570	10.1%

Income from operations	29,269	9.9%	20,281	5.8%
Other expense, net (including interest expense)	(5,735)		(9,330)
Income tax expense	(5,977)		(2,701)
Minority interest share of (income) loss	603		3,530

Income from continuing operations before cumulative effect of change in accounting principle	18,160		11,780
Income (loss) from discontinued operations, net of tax	(274)		784

Income before cumulative effect of change in accounting principle	17,886		12,564
Cumulative effect of change in accounting principle	287		—

Net income	$18,173		$12,564

First Quarter of 2006 Compared With First Quarter of 2005
Net sales decreased $57.3 million, or 16.3%, to $294.6 million for the quarter ended March 31, 2006 compared with $351.9 million for the quarter ended March 31, 2005. The decrease in net sales was primarily due to lower cobalt metal prices and lower nickel sales volumes in the first quarter of 2006 compared with the first quarter of 2005, partially offset by revenue related to a new toll refining agreement.
Gross profit decreased $0.8 million to $55.1 million in the first quarter of 2006, compared with $55.9 million in the first quarter of 2005. Favorable raw material costs, primarily due to the decrease in average cobalt and nickel prices in the first quarter of 2006 compared with the first quarter of 2005 and the favorable impact related to nickel hedging transactions, were offset by increased manufacturing costs. Manufacturing costs increased primarily due to increased utility costs and increased process chemical costs in the Nickel segment.
Selling, general and administrative (“SG&A”) expenses decreased to $25.8 million in the first quarter of 2006 compared with $35.6 million in the first quarter of 2005. The decrease is primarily related to an $8.7 million charge in the first quarter of 2005 related to the former Chief Executive Officer’s termination. SG&A as a percentage of sales decreased to 8.8% of sales in the first quarter of 2006 compared with 10.1% of sales in the first quarter of 2005.
Other expense, net decreased $3.6 million to $5.7 million in the first quarter of 2006 compared with $9.3 million in the first quarter of 2005. The decrease was primarily due to a foreign exchange gain of $0.5 million in the first quarter of 2006 compared with a foreign exchange loss of $1.3 million in the first quarter of 2005. In addition, interest income increased $1.0 million in the first quarter of 2006 compared with the first quarter of 2005 due to the higher average cash balance. Equity income from the Company’s investment in MPI Nickel was $2.2 million in the first quarter of 2006 compared with $1.8 million in the first quarter of 2005.

Minority interest share of losses relate to losses at a smelter joint venture in the DRC. The losses in 2006 were primarily due to logistical issues in the DRC in the fourth quarter of 2005, which impacted the first quarter of 2006 results. The losses in 2005 were attributable to the scheduled extended maintenance shutdown of the smelter in 2005.
The income (loss) from discontinued operations results from the translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. In addition, during the first quarter of 2006, the Company recorded an additional liability of $0.3 million for additional tax assessments related to PMG when payment of such amount became probable.
Net income in the first quarter of 2006 includes $0.3 million of income related to cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See further discussion of the adoption of SFAS No. 123R in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Segment Results and Corporate and Other Expenses
Specialties
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2006	2005	Change
First Quarter	$12.43	$17.26	$(4.83)
Specialties net sales decreased to $144.5 million in the first quarter of 2006 from $172.5 million in the first quarter of 2005, primarily due to lower product selling prices caused by the decrease in cobalt reference prices in 2006 compared with 2005 ($24.1 million) and decreased sales volumes ($6.2 million). Sales volume declines in the advanced organics and inorganics business units were partially offset by increased volume in the electronic chemicals business unit.
Operating profit for the first quarter of 2006 was $19.7 million compared to $11.3 million in the first quarter of 2005. Operating profit in the first quarter of 2005 included the $7.4 million negative impact of the scheduled maintenance shutdown at the smelter in the DRC. In addition, the first quarter of 2005 cobalt raw material costs were negatively impacted by the sharp decline in cobalt metal prices in the first quarter of 2005 compared with the first quarter of 2006. The average quarterly reference price of cobalt declined from $20.78 in the second half 2004 to $17.26 in the first quarter of 2005 compared with a decline from an average price of $12.96 in the second half of 2005 to $12.43 in the first quarter of 2006. As a result, cobalt raw material costs in the first quarter of 2006 were favorable compared with the first quarter of 2005 ($10.3 million). Operating profit in the first quarter of 2006 was positively impacted by a shift in mix to higher margin products ($1.6 million). These positive factors were partially offset by the impact of decreased margins due to lower cobalt metal prices in the first quarter of 2006 ($9.0 million).
Nickel segment
The following table summarizes the average quarterly LME market price of nickel:

	2006	2005	Change
First Quarter	$6.72	$6.96	$(0.24)
Nickel segment net sales decreased to $169.5 million in the first quarter of 2006 compared with $197.9 million in the first quarter of 2005 primarily due to lower nickel sales volumes ($32.7 million) partially offset by increased revenue from toll refining activities ($9.3 million).
Operating profit for the first quarter of 2006 was $17.8 million compared to $25.8 million in the first quarter of 2005 primarily due to lower sales volumes ($6.8 million) and lower production volumes and increased manufacturing expenses, partially offset by the benefit from toll refining activities (net $2.2 million). These increased manufacturing expenses were primarily due to higher utility and process chemical costs. Operating profit was also unfavorably impacted by a lower average nickel price ($2.6 million), increased raw material costs ($3.3 million), and lower by-product credits ($2.8 million). These items were partially offset by realized and unrealized gains related to nickel hedging transactions which increased to $3.8 million in the first quarter of 2006 compared with $0.9 million in the first quarter of 2005. Also impacting operating profit was the positive impact of the stronger U.S. dollar against the Euro ($4.0 million) and the Australian dollar ($1.0 million) in the first quarter of 2006 compared with the first quarter of 2005.
Corporate expenses
Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources and strategic development activities, as well as stock-based compensation. Corporate expenses for the first quarter of 2006 were $8.2 million compared with $16.8 million in the first quarter of 2005. The decrease was primarily due to an $8.7 million charge in the first quarter of 2005 related to the former Chief Executive Officer’s termination.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Three months ended
	March 31
	2006	2005	change
Cash Flow Summary
Net cash provided by (used for):
Operating activities	$52,800	$38,329	$14,471
Investing activities	(12,907)	(2,307)	(10,600)
Financing activities	(1,271)	(1,320)	49
Effect of exchange rate changes on cash	896	(1,943)	2,839
Discontinued operations-net cash used for operating activities	(1,316)	(4,492)	3,176

Net change in cash and cash equivalents	$38,202	$28,267	$9,935

The $14.5 increase in net cash provided by operating activities was primarily due to the an increase in accounts payable at March 31, 2006 compared with December 31, 2005 versus a decrease in accounts payable at March 31, 2005 million compared with December 31, 2004. The increase in accounts payable during 2006 was primarily due to timing of raw material purchases. Also impacting net cash provided by operating activities was a $3.8 million increase in advances to suppliers in the first quarter of 2006 compared with a $19.4 million decrease in advances to suppliers in the first quarter of 2005, primarily due to timing.
Net cash used in investing activities increased $10.6 million in the first quarter of 2006 compared with the first quarter of 2005 primarily due to a $5.4 million payment related to the Plaschem acquisition, a $2.8 million loan to MPI Nickel, and a $1.0 million loan to Talvivaara.
The $3.2 million change in net cash used for discontinued operations results from increased payments in the first quarter of 2005 for retained liabilities of businesses sold.
Financing Activities
The Company has a revolving credit agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At March 31, 2006, there were no borrowings outstanding under the Revolver and the Company was in compliance with all covenants.

The Company has outstanding $400.0 million of 9.25% Senior Subordinated Notes (the “Notes”) that mature on December 15, 2011. The Notes may be redeemed at the option of the Company beginning December 15, 2006 at prices specified in the indenture. The Company’s domestic subsidiaries are the guarantors of the Notes (See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q). At March 31, 2006, the fair value of the Notes, based upon the quoted market price, approximated $421.0 million.
During December 2003, the Company borrowed $22.9 million from a Belgium bank. This loan bore interest at a rate of LIBOR plus 2.75% and was scheduled to mature in December 2008. In November 2004, the Company refinanced this loan with a Finland bank, resulting in a new principal balance of $23.0 million. The refinanced loan has an interest rate of LIBOR plus 1.25% and is payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this note was $15.8 million and $17.3 million at March 31, 2006 and December 31, 2005, respectively. Simultaneous to the initial borrowing, the proceeds were loaned by the Company to one of its DRC smelter joint venture partners. The note receivable is recorded in Note receivables from joint venture partner, bears interest at LIBOR plus 2.75% and matures in December 2008.
The Company has generated sufficient cash from operations during 2006 to provide for its working capital, debt service and capital expenditure requirements. The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during the balance of 2006.
Capital Expenditures
Capital expenditures in the first three months of 2006 were $3.7 million, related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $39.2 million for the remainder of 2006 primarily for projects at the Kokkola refinery to improve by-product yields and expand capacity in selected product lines, a project at the Cawse facility to improve recoveries and other fixed asset additions at existing facilities.
Contractual Obligations
Since December 31, 2005, there have been no significant changes in the total amount of contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk”, of the Company’s 2005 Annual Report on Form 10-K. There have been no material changes from December 31, 2005 to March 31, 2006.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon, and as of the date of, this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective solely because of the material weakness identified as of December 31, 2005 relating to the Company’s controls over the Company’s joint venture smelter in the Democratic Republic of Congo (DRC), as summarized in the Form 10-K for the year ended December 31, 2005. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position as of March 31, 2006, and the results of its operations, cash flows and changes in stockholders’ equity for the three months then ended.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2005, management identified inadequate controls over the Company’s joint venture smelter in the DRC which resulted in several control deficiencies that were individually not material weaknesses but, when aggregated, constituted a material weakness in internal control over financial reporting. Management continues to implement mitigating controls over the DRC joint venture smelter, including timely financial and operational oversight at both a Group and Corporate level, increased frequency of internal audits at the location, quarterly review of all cash disbursements made by the location and upgrading finance and management personnel at the location. The additional internal controls put into place during the first quarter of 2006 have not been in place for a period of time sufficient for the Company to evaluate their design and operating effectiveness.
As of December 31, 2005, management identified a material weakness in the internal controls over the review of financial results of a foreign subsidiary that accounted for approximately 1% of the Company’s consolidated assets and revenues as of and for the year ended December 31, 2005. During the 2005 year-end closing process, the Company identified irregularities in the subsidiary’s inventory valuation that went undetected in prior periods, resulting in a material adjustment to correct the inventory valuation as of December 31, 2005. This error in accounting was corrected prior to issuance of the Company’s 2005 consolidated financial statements. Management replaced personnel at the foreign subsidiary, implemented a comprehensive review process of reported financial results from its operating locations on a monthly basis and conducted a series of training programs for personnel at the foreign subsidiary. The Company believes these controls have been effectively implemented and the material weakness was remediated as of March 31, 2006.
As of December 31, 2005, management identified a material weakness in internal control over the review of Retained Liabilities of Businesses Sold which resulted in a material adjustment to reverse a tax contingency indemnification liability related to one of the Company’s former subsidiaries in Brazil. As a result of a Brazilian Federal Supreme Court ruling in November 2005, the Company’s assessment of the likelihood of an unfavorable outcome of the tax contingency changed from probable to reasonably possible. Accordingly, the indemnification liability was reversed through discontinued operations as a result of the year-end audit process. This error in accounting was corrected prior to issuance of the Company’s 2005 consolidated financial statements. Management improved its process for evaluating the status of its Retained Liabilities of Businesses Sold, including establishing communication protocols and analysis of all factors impacting the evaluation of such liabilities as probable, reasonably possible or remote. The Company believes these controls have been effectively implemented and the material weakness was remediated as of March 31, 2006.
The Company continues to review, revise and improve the effectiveness of its internal controls including the controls discussed above. There were no other significant changes in the Company’s internal controls over financial reporting in connection with the Company’s first quarter 2006 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
See Note 8 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 6. EXHIBITS
Exhibits are as follow:

10.1	Employment Agreement — Kenneth Haber

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2006.

OM GROUP, INC.

By: /s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer
(Principal Financial and Accounting Officer)