Form 10-Q
period 2006-06-30
OM GROUP INC
filed 2006-08-04
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission file number 001-12515
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
As of July 31, 2006 there were 29,325,617 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION
Item I. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$168,477	$114,618
Accounts receivable, less allowances	150,738	128,278
Inventories	307,869	304,557
Advances to suppliers	17,047	5,503
Other current assets	63,830	52,152

Total current assets	707,961	605,108

Property, plant and equipment, net	364,140	369,129
Goodwill	182,688	179,123
Notes receivable from non-consolidated joint ventures	5,516	354
Notes receivable from joint venture partner, less allowances	24,179	25,179
Other non-current assets	41,651	41,380

Total assets	$1,326,135	$1,220,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$5,750
Accounts payable	136,748	103,397
Accrued employee costs	23,751	21,100
Retained liabilities of businesses sold	7,118	6,020
Other current liabilities	41,720	31,772

Total current liabilities	209,337	168,039

Long-term debt	403,256	416,096
Deferred income taxes	20,296	21,461
Minority interest	37,630	36,994
Other non-current liabilities	44,261	41,150

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 29,386,852 in 2006 and 29,368,519 shares in 2005	293	293
Capital in excess of par value	519,416	516,510
Retained earnings	76,525	6,811
Treasury stock (61,235 shares in 2006 and 2005, at cost)	(2,226)	(2,226)
Accumulated other comprehensive income	17,347	15,145

Total stockholders’ equity	611,355	536,533

Total liabilities and stockholders’ equity	$1,326,135	$1,220,273

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net sales	$330,164	$314,709	$624,773	$666,641
Cost of products sold	240,131	274,136	479,646	570,217

Gross profit	90,033	40,573	145,127	96,424
Selling, general and administrative expenses	31,616	20,169	57,441	55,739

Income from operations	58,417	20,404	87,686	40,685
Other income (expense):
Interest expense	(9,936)	(10,259)	(19,732)	(20,252)
Foreign exchange gain (loss)	1,066	(1,482)	1,577	(2,812)
Gain on sale of investments in equity securities	12,223	2,359	12,223	2,359
Other income, net	494	1,501	4,044	3,494

	3,847	(7,881)	(1,888)	(17,211)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	62,264	12,523	85,798	23,474
Income tax expense	(7,511)	(3,090)	(13,488)	(5,791)
Minority interest share of (income) loss	(1,239)	1,041	(636)	4,571

Income from continuing operations before cumulative effect of change in accounting principle	53,514	10,474	71,674	22,254
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(399)	841	(673)	1,625

Income before cumulative effect of change in accounting principle	53,115	11,315	71,001	23,879
Cumulative effect of change in accounting principle	—	—	287	—

Net income	$53,115	$11,315	$71,288	$23,879

Net income (loss) per common share — basic:
Continuing operations	$1.82	$0.37	$2.44	$0.78
Discontinued operations	(0.01)	0.03	(0.02)	0.06
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.81	$0.40	$2.43	$0.84

Net income (loss) per common share — assuming dilution:
Continuing operations	$1.81	$0.37	$2.43	$0.78
Discontinued operations	(0.01)	0.03	(0.02)	0.06
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$1.80	$0.40	$2.42	$0.84

Weighted average shares outstanding
Basic	29,319	28,473	29,316	28,463
Assuming dilution	29,489	28,519	29,412	28,545
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Six Months Ended June 30,
		2005 Revised -
(In thousands)	2006	See Note 1
Operating activities
Net income	$71,288	$23,879
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	673	(1,625)
Income from cumulative effect of change in accounting principle	(287)	—
Depreciation and amortization	24,427	24,640
Foreign exchange (gain) loss	(1,577)	2,812
Gain on sale of investments in equity securities	(12,223)	(2,359)
Provision for receivables from joint venture partner	1,000	—
Minority interest share of income (loss)	636	(4,571)
Equity income from investment	(630)	(2,841)
Other non-cash items	(902)	(495)
Changes in operating assets and liabilities
Accounts receivable	(18,315)	22,143
Inventories	(1,500)	53,331
Advances to suppliers	(11,544)	16,191
Accounts payable	30,615	(26,552)
Shareholder litigation accrual	—	(74,000)
Other, net	(2,069)	(6,610)

Net cash provided by operating activities	79,592	23,943

Investing activities
Expenditures for property, plant and equipment	(11,698)	(8,735)
Proceeds from sale of investments in equity securities	12,223	4,534
Loans to non-consolidated joint ventures	(4,953)	—
Acquisition of business, net of cash acquired	(5,394)	—

Net cash used for investing activities	(9,822)	(4,201)

Financing activities
Payments of long-term debt	(17,250)	(2,875)
Payments of revolving line of credit	—	(49,872)
Proceeds from revolving line of credit	—	49,872
Proceeds from exercise of stock options	345	117

Net cash used for financing activities	(16,905)	(2,758)

Effect of exchange rate changes on cash	2,742	(1,605)

Cash and cash equivalents
Increase from continuing operations	55,607	15,379
Discontinued operations — net cash used for operating activities	(1,748)	(4,722)
Balance at the beginning of the period	114,618	26,779

Balance at the end of the period	$168,477	$37,436

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Six Months Ended June 30,
(In thousands)	2006	2005
Common Stock — Shares
Beginning balance	29,307	28,480
Shares issued under share-based compensation plans	18	40

	29,325	28,520

Common Stock — Dollars
Beginning balance	$293	$285
Shares issued under share-based compensation plans	—	—

	293	285

Capital in Excess of Par Value
Beginning balance	516,510	498,250
Shares issued under share-based compensation plans	345	845
Share-based compensation	2,561	1,123

	519,416	500,218

Retained Earnings (Deficit)
Beginning balance, as originally reported	6,811	(32,080)
Adoption of EITF No. 04-6	(1,574)	—

Beginning balance, as adjusted for the adoption of EITF 04-6	5,237	(32,080)
Net income	71,288	23,879

	76,525	(8,201)

Treasury Stock
Beginning balance	(2,226)	(710)
Reacquired shares	—	(1,516)

	(2,226)	(2,226)

Accumulated Other Comprehensive Income
Beginning balance	15,145	21,287
Foreign currency translation	2,948	(1,770)
Reclassification of hedging activities into earnings	(954)	(3,475)
Unrealized gain on cash flow hedges, net of tax expense of $1,741 in 2006 and $198 in 2005	4,953	563
Reclassification of realized gain on available-for-sale securities into earnings	(4,745)	(930)

	17,347	15,675

Total Stockholders’ Equity	$611,355	$505,751

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of OM Group, Inc. and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation of the financial position of the Company at June 30, 2006 and the results of its operations for the three and six months ended June 30, 2006 and 2005 and its cash flows and changes in stockholders’ equity for the six months ended June 30, 2006 and 2005 have been included. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Cash flows associated with liabilities of business sold for the first six months of 2005, which had previously been included in the operating section of the cash flow statement, have been reclassified and are now included with cash flows attributable to discontinued operations.
Note 2 — Recently Issued Accounting Standards
Accounting Standards adopted in 2006:
SFAS No. 123R: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company has selected the Black-Scholes option-pricing model and will recognize compensation expense on a straight-line method over the awards’ vesting period. Previously, the Company expensed share-based payments under the provisions of SFAS No. 123.
SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle and increased net income by $0.3 million, or $.01 per basic and diluted share, for the six months ended June 30, 2006. The income tax expense related to the cumulative effect was offset by a corresponding change in our deferred tax assets and valuation allowance; thus, there was no net tax impact upon adoption of SFAS 123R.
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

The unaudited condensed statements of consolidated income include share-based compensation expense of $1.6 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $2.9 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, there was $14.0 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $4.2 million in the remainder of 2006, $6.5 million in 2007, $3.0 million in 2008 and $0.3 million in 2009. Unearned compensation expense is recognized over the vesting period for the particular grant as a component of Selling, general and administrative expenses within the unaudited condensed statements of consolidated Income. The Company currently provides a full valuation allowance for net U.S. deferred tax assets, and accordingly, a valuation allowance is also provided for any tax effects of share-based compensation expense pursuant to SFAS 123R.
In connection with the exercise of stock options granted, the Company received cash payments of $0.1 million and $0.3 million for the three and six months ended June 30, 2006, respectively. No options were exercised in the first six months of 2005. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Stock Options
Options granted prior to 2003 generally vested and became fully exercisable at the end of the next fiscal year following the year of grant. Options granted subsequent to January 1, 2003 generally vest equally over three years. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During the first six months of 2006, the Company granted 105,450 stock options.
In June 2005, as an inducement to join the Company, the Chief Executive Officer (the “CEO”) was granted options to purchase 254,996 shares of common stock, of which options for 80,001 shares vested on May 31, 2006, options for 85,050 shares vest on May 31, 2007 and options for 89,945 shares vest on May 31, 2008, subject to the CEO remaining employed by the Company on those dates. The options that vested in 2006 have an exercise price equal to the market price of the Company’s common stock on the date of grant ($24.89). The options that vest on May 31, 2007 and 2008 have exercise prices set above the grant date market price of the Company’s common stock ($28.67 and $33.67, respectively).
The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2006	2005
Risk-free interest rate	4.9%	3.9%
Dividend yield	—	—
Volatility factor of Company common stock	0.47	0.44
Weighted-average expected option life (years)	6.1	5.0
Weighted-average grant-date fair value	$14.12	$9.64
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

A summary of the Company’s stock option activity for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggegate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	1,252,817	$30.71
Granted	105,450	27.15
Exercised	(18,333)	18.82
Expired unexercised	(35,000)	31.29
Forfeited	(2,500)	27.00

Outstanding at June 30, 2006	1,302,434	$30.59	7.36	$5,487,969
Vested or expected to vest at June 30, 2006	1,271,503	$30.67	7.33	$5,368,587
Exercisable at June 30, 2006	646,745	$34.33	5.89	$2,548,018
The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.1 million. No options were exercised during the six months ended June 30, 2005.
Restricted Stock — Performance-Based Awards
In May 2006, the Company granted 96,680 shares of performance-based restricted stock which vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. The satisfaction of the performance criteria will be finally determined based on the three-year performance period ending December 31, 2008. The market value of the performance-based restricted stock award was valued based upon the market price ($28.80) of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite service period based upon the number of shares which are anticipated to vest. The number of shares anticipated to vest will be evaluated quarterly and compensation cost will be adjusted accordingly.
A summary of the Company’s performance-based restricted stock awards for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2006	—	$—
Granted	96,680	28.80

Outstanding at June 30, 2006	96,680	$28.80
Expected to vest at June 30, 2006	43,290
Restricted Stock — Time-Based Awards
In May 2006, the Company granted 22,150 shares of restricted stock that vest on May 1, 2009 subject to the respective employee remaining employed by the Company on that date. The market value of the restricted stock award was based upon the market price ($28.76) of an unrestricted share of the Company’s common stock at the date of grant. The expense is being recognized ratably over the vesting period.
In June 2005, the Company granted 166,194 shares of restricted stock to its CEO in connection with his hiring. The restricted shares vest on May 31, 2008 subject to the CEO remaining employed by the Company on that date. The market value of the restricted stock award based upon the market price ($24.89) of an unrestricted share of the Company’s common stock at the date of grant was $4.1 million and the expense is being recognized ratably over the vesting period.

A summary of the Company’s time-based restricted stock awards for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2006	166,194	$24.89
Granted	22,150	28.76

Outstanding at June 30, 2006	188,344	$25.35
Vested or expected to vest at June 30, 2006	187,444
EITF No. 04-6: In June 2005, the FASB ratified modifications to EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6, which was required to be adopted in the first reporting period beginning after December 15, 2005, clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company adopted EITF No. 04-6 on January 1, 2006. In accordance with EITF 04-6, stripping costs incurred during the production phase of a mine will be included in the cost of inventory produced. Previously, the Company capitalized and deferred stripping costs when developing a new pit or expanding an existing pit until that pit reached full production. Upon adoption of EITF No. 04-6, the Company wrote off the amount of deferred stripping costs that were incurred after production commenced at each pit. The transition provisions require that adoption be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The effect of adoption was a $1.6 million reduction to Other non-current assets and beginning retained earnings, including the additional valuation allowance to offset the resulting tax benefit.
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
SFAS No. 151: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An amendment of ARB No. 43.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The adoption of SFAS No. 151 did not and is not expected to impact the Company’s results of operations or financial position.
Accounting Standards Not Yet Adopted
SFAS No. 155: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133 and 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Companies must apply the standard prospectively. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.
SFAS No. 156: In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s results of operations or financial position.
FIN No. 48: In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN No. 48.
Note 3 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$187,877	$192,739
Work-in-process	31,000	21,781
Finished goods	88,992	90,037

	$307,869	$304,557

Note 4 — Acquisition and Investments
On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with a manufacturing facility in Singapore and an integrated manufacturing, research and technical support facility in the Shanghai area of China. Plaschem had sales of approximately $11.0 million in 2005. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note that is payable in March 2007. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to the seller if certain specified financial performance targets of the acquired business are met over the three-year period following the acquisition. Plaschem is included in the Specialties segment results of operations since the date of acquisition.
The Company has an approximately 5% equity interest ($1.3 million at June 30, 2006) in Talvivaara Mining Company, Ltd. (“Talvivaara”). During the fourth quarter of 2005, the Company entered into a convertible loan agreement with Talvivaara pursuant to which it has loaned a total of 2.0 million Euros ($2.5 million at June 30, 2006), of which 0.3 million Euros was advanced in 2005 and 1.7 million Euros was advanced in the first six months of 2006. The loan is convertible into Talvivaara shares at the Company’s option.
During the second quarter of 2006, the Company sold the outstanding common shares it held in Weda Bay Minerals, Inc. (“Weda Bay”) and received cash proceeds of $12.2 million. The Company recognized a $12.0 million gain, net of $0.2 million tax expense, upon completion of the sale as the net book value of the investment was zero due to a permanent impairment charge recorded in prior years. The gain is included in Gain on sale of investments in the unaudited condensed statements of consolidated income.
The Company has a 20% interest in MPI Nickel, an Australian nickel company, that is accounted for by the equity method. The investment is included in other non-current assets in the unaudited condensed consolidated balance sheets, and equity income (loss) is included in Other income, net in the unaudited condensed statements of consolidated income. During the first quarter of 2006, the Company loaned $2.8 million to MPI Nickel, with no stated repayment date. Interest on this loan accrues at LIBOR plus 1% and is payable quarterly.

Note 5 — Income Taxes
The income tax provision is based on the application of a forecasted annual effective income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
The Company’s effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Effective income tax rate	12.1%	24.7%	15.7%	24.7%
The effective income tax rate is lower than the United States statutory rate primarily due to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily in Finland at 26%), a tax “holiday” from income taxes in Malaysia and the recognition of previously unrecognized tax benefits of NOL carryovers in Australia which were partially offset by losses in the United States with no corresponding tax benefit. As discussed in the Company’s 2005 Form 10-K, the Malaysian tax holiday expires on December 31, 2006.
During the three months ended June 30, 2006, the Company adjusted its estimated annual effective income tax rate from its previous projection of 25.4% to 18.0%, excluding discrete items. As a result, the Company recognized $1.7 million ($0.06 per basic and diluted share) less income tax expense for the three months ended June 30, 2006 than if 18.0% had been utilized in the first quarter of 2006. The change in the annual effective tax rate resulted from a change in the mix of earnings within the tax jurisdictions in which the Company operates, an increase in forecasted earnings for the year, and changes in foreign currency exchange rates.
The difference between the estimated annual effective income tax rate of 18.0% and the 15.7% estimated annual effective income tax rate for the six months ended June 30, 2006 is due to the $0.2 million tax impact on the $12.2 million gain on the sale of the Company’s investment in Weda Bay, which represents a discrete item in the second quarter of 2006.
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

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Pension Benefits
Interest cost	$306	$305	$612	$610
Amortization of unrecognized net loss	67	54	134	108
Expected return on plan assets	(228)	(236)	(456)	(472)
FAS 88 curtailment loss	—	—	—	4,728

Total expense	$145	$123	$290	$4,974

Other Postretirement Benefits
Service cost	$33	$17	$66	$34
Interest cost	60	63	120	126
Amortization of unrecognized prior service cost	10	10	20	20

Total expense	$103	$90	$206	$180

During the first six months of 2005, the Company recorded a $4.7 million curtailment loss related to the SERP for the former Chief Executive Officer.
Note 7 — Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations before cumulative effect of change in accounting principle:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income from continuing operations before cumulative effect of change in accounting principle	$53,514	$10,474	$71,674	$22,254

Weighted average shares outstanding	29,319	28,473	29,316	28,463
Dilutive effect of stock options and restricted stock	170	46	96	82

Weighted average shares outstanding — assuming dilution	29,489	28,519	29,412	28,545

Income from continuing operations before cumulative effect of change in accounting principle per common share — basic	$1.82	$0.37	$2.44	$0.78

Income from continuing operations before cumulative effect of change in accounting principle per common share — assuming dilution	$1.81	$0.37	$2.43	$0.78

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$53,115	$11,315	$71,288	$23,879

Weighted average shares outstanding	29,319	28,473	29,316	28,463
Dilutive effect of stock options and restricted stock	170	46	96	82

Weighted average shares outstanding — assuming dilution	29,489	28,519	29,412	28,545

Net income per common share — basic	$1.81	$0.40	$2.43	$0.84

Net income per common share — assuming dilution	$1.80	$0.40	$2.42	$0.84

Note 8 — Comprehensive Income
Comprehensive income, net of related tax effects, for the three months ended June 30, 2006 and 2005 was $50.5 million and $3.6 million, respectively. Comprehensive income, net of related tax effects, for the six months ended June 30, 2006 and 2005 was $73.5 million and $18.3 million, respectively.
Note 9 — Commitments and Contingencies
James P. Mooney ceased to be employed as the Company’s Chief Executive Officer in January 2005. The Company is currently engaged in pending litigation with Mr. Mooney in federal court in Florida. The Company brought suit against Mr. Mooney seeking disgorgement of certain bonuses and profits he received during his tenure as Chief Executive Officer and has filed a declaratory judgment asking the court to determine if Mr. Mooney’s termination should be considered “with cause” such that he would not be entitled to any severance benefits. Mr. Mooney has asserted a counterclaim against the Company seeking damages based on additional bonuses he alleges he is owed and other additional payments he claims he is entitled to under his employment agreement and for the release of shares of stock which the Company has held pending the resolution of its claims.
In addition, Mr. Mooney filed suit against the Company in Delaware state court seeking advancement and reimbursement of his attorney’s fees in connection with the pending Florida litigation and other related matters. In the first quarter of 2006, this matter was settled, and the Company is now paying Mr. Mooney’s attorney’s fees on an ongoing basis.
The SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of the internal investigation conducted in 2004 by the audit committee of the Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for the periods prior to December 31, 2003. The Company is cooperating fully with the SEC informal investigation.
During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of the Company’s Precious Metals Group (“PMG”) as the liability is no longer probable. Such amount had previously been included in Retained Liabilities of Businesses Sold in the Consolidated Balance Sheets. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At June 30, 2006 and December 31, 2005 the Company has recorded environmental liabilities of $5.8 million and $8.8 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey; St. George, Utah and Vasset, France. The Company has recorded $5.3 million in other current liabilities and $0.5 million in Other non-current liabilities as of June 30, 2006.
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
Note 10 — Debt
Debt consists of the following.

	June 30, 2006	December 31, 2005
Senior Subordinated Notes	$400,000	$400,000
Note payable — banks	1,745	17,250
Deferred gain on termination of fair value hedges	5,596	5,984
Fair value of interest rate swaps (fair value hedges)	(4,085)	(1,388)

	403,256	421,846
Less: Current portion of long-term debt	—	5,750

Total long-term debt	$403,256	$416,096

In November 2004, the Company entered into a note payable with a Finnish bank with principal a balance of $23.0 million which was payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this loan was $17.3 million at December 31, 2005. The Company repaid the balance outstanding of $14.4 million in May 2006.
Note 11 — Special Charges and DRC Smelter Shut-down
In years prior to 2004, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the Democratic Republic of Congo (“DRC”). At December 31, 2005 the receivables from this partner were $25.2 million, net of a $4.2 million valuation allowance. During the first six months of 2006, the Company recorded an additional $1.0 million valuation allowance. At June 30, 2006, the receivables from this partner were $24.2 million, net of a $5.2 million valuation allowance. The receivables are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million).
On January 11, 2005, James P. Mooney’s employment with the Company was terminated and he ceased to be its Chief Executive Officer. On that date, the Company recorded a charge of $8.7 million related to his termination in accordance with Mr. Mooney’s employment agreement and a SERP. Such amount includes termination benefits based on salary, estimated bonus (as calculated per the provisions in the agreement) and certain benefits to be paid over the remaining term of the agreement, as well as the actuarially-determined present value of amounts to be paid under a supplemental executive retirement plan. The Company is examining its alternatives for recovery against Mr. Mooney, including claims for disgorgement under the Sarbanes-Oxley Act of 2002. Any such claims would be recognized when settled.
During the first half of 2005, the Company’s joint venture in the DRC shut-down its smelter as scheduled for approximately four months for regular maintenance and production improvements. The impact of the shut-down reduced the Company’s operating profit by approximately $2.0 million and $9.4 million for the three and six months ended June 30, 2005, respectively. Income from continuing operations, representing the Company’s 55% share in the joint venture, was reduced by approximately $1.1 million and $5.2 million for the three and six months ended June 30, 2005, respectively. The smelter resumed operations in May 2005.

Note 12 — Reportable Segments
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
The Specialties segment includes three business units: Advanced Organics, which produces products for the tire, coatings and inks, additive and chemicals markets; Inorganics, which produces products for the powder metallurgy, battery, ceramic and chemical markets; and Electronic Chemicals, which produces products for the semiconductor finishing, memory disk, general metal finishing and printed circuit board finishing markets. The Nickel segment includes nickel-based products. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, powders, cathodes and briquettes. Intersegment sales are accounted for at the same prices as if the sales were made to third parties. The Company’s Corporate segment is comprised of general and administrative expenses and share-based compensation not allocated to the segments.
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

The following table reflects the results of the segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Business Segment Information
Net Sales
Specialties	$174,972	$148,405	$319,509	$320,871
Nickel	171,760	178,851	341,214	376,791
Intercompany sales between segments:
Specialties	184	(174)	(1,906)	(484)
Nickel	(16,752)	(12,373)	(34,044)	(30,537)

	$330,164	$314,709	$624,773	$666,641

Income (loss) from operations
Specialties	$32,692	$10,231	$52,346	$21,492
Nickel	35,902	10,637	53,708	36,476
Corporate (a)	(10,177)	(464)	(18,368)	(17,283)

	$58,417	$20,404	$87,686	$40,685

Interest expense	$(9,936)	$(10,259)	$(19,732)	$(20,252)
Foreign exchange gain (loss)	1,066	(1,482)	1,577	(2,812)
Gain on sale of investments in equity securities	12,223	2,359	12,223	2,359
Other income, net	494	1,501	4,044	3,494

	$3,847	$(7,881)	$(1,888)	$(17,211)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$62,264	$12,523	$85,798	$23,474

Expenditures for property, plant & equipment
Specialties	$3,230	$3,511	$5,288	$4,770
Nickel	4,814	2,917	6,410	3,965

	$8,044	$6,428	$11,698	$8,735

Depreciation and amortization
Specialties	$7,654	$7,819	$15,363	$15,556
Nickel	4,220	4,074	8,379	8,049
Corporate	337	499	685	1,035

	$12,211	$12,392	$24,427	$24,640

	June 30,	December 31,
	2006	2005
Total assets
Specialties	$745,136	$739,332
Nickel	535,455	440,564
Corporate	45,544	40,377

	$1,326,135	$1,220,273

(a)	In the six months ended June 30, 2005, Corporate expenses include an $8.7 million charge related to the departure of the Company’s former CEO. In the three and six months ended June 30, 2005, corporate expenses are reduced by $8.5 million of insurance proceeds received during the second quarter of 2005 related to the shareholder class action litigation.

Note 13 — Guarantor and Non-Guarantor Subsidiary Information
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

	June 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$26,575	$(1,318)	$143,220	$—	$168,477
Accounts receivable, less allowances	508,192	109,833	333,735	(801,022)	150,738
Inventories	—	40,941	266,928	—	307,869
Other current assets	2,011	4,018	74,848	—	80,877

Total current assets	536,778	153,474	818,731	(801,022)	707,961

Property, plant and equipment, net	—	37,045	327,095	—	364,140
Goodwill	75,830	68,908	37,950	—	182,688
Intercompany receivables	329,886	202	942,796	(1,272,884)	—
Investment in subsidiaries	98,561	—	2,160,527	(2,259,088)	—
Note receivable from joint venture partner, less allowances	—	—	24,179	—	24,179
Other non-current assets	5,880	12,761	28,526	—	47,167

Total assets	$1,046,935	$272,390	$4,339,804	$(4,332,994)	$1,326,135

Current liabilities:
Accounts payable	$4,000	$97,581	$385,155	$(349,988)	$136,748
Other current liabilities	11,322	16,197	45,070	—	72,589

Total current liabilities	15,322	113,778	430,225	(349,988)	209,337

Long-term debt	401,511	—	1,745	—	403,256
Deferred income taxes	—	—	20,296	—	20,296
Other non-current liabilities and minority interest	18,545	14,707	48,639	—	81,891
Intercompany payables	202	526,741	1,197,024	(1,723,967)	—

Stockholders’ equity	611,355	(382,836)	2,641,875	(2,259,039)	611,355

Total liabilities and stockholders’ equity	$1,046,935	$272,390	$4,339,804	$(4,332,994)	$1,326,135

	December 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$14,286	$729	$99,603	$—	$114,618
Accounts receivable, less allowances	521,724	104,655	330,721	(828,822)	128,278
Inventories	—	46,953	257,604	—	304,557
Other current assets	2,813	6,925	47,917	—	57,655

Total current assets	538,823	159,262	735,845	(828,822)	605,108

Property, plant and equipment, net	—	35,212	333,917	—	369,129
Goodwill	75,830	68,908	34,385	—	179,123
Intercompany receivables	255,830	—	1,013,751	(1,269,581)	—
Investment in subsidiaries	92,347	—	2,160,527	(2,252,874)	—
Note receivable from joint venture partner, less allowances	—	—	25,179	—	25,179
Other non-current assets	6,541	11,571	23,622	—	41,734

Total assets	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Accounts payable	4,000	90,040	392,289	(382,932)	103,397
Other current liabilities	8,658	19,522	30,712	—	58,892

Total current liabilities	12,658	109,562	428,751	(382,932)	168,039

Long-term debt	404,596	—	11,500	—	416,096
Deferred income taxes	—	—	21,461	—	21,461
Other non-current liabilities and minority interest	15,584	15,195	47,365	—	78,144
Intercompany payables	—	530,435	1,185,238	(1,715,673)	—

Stockholders’ equity	536,533	(380,239)	2,632,911	(2,252,672)	536,533

Total liabilities and stockholders’ equity	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

	Three Months Ended June 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$56,683	$391,471	$(117,990)	$330,164
Cost of products sold	—	41,716	316,405	(117,990)	240,131

Gross profit	—	14,967	75,066	—	90,033
Selling, general and administrative expenses	—	16,797	14,819	—	31,616

Income (loss) from operations	—	(1,830)	60,247	—	58,417
Interest expense	(9,617)	(3,139)	(14,292)	17,112	(9,936)
Foreign exchange gain (loss)	—	(79)	1,145	—	1,066
Gain on sale of investment	—	—	12,223	—	12,223
Other income, net	3,708	544	13,354	(17,112)	494

Income (loss) from continuing operations before income taxes and minority interest	(5,909)	(4,504)	72,677	—	62,264
Income tax expense	—	—	(7,511)	—	(7,511)
Minority interest share of (income) loss	—	—	(1,239)	—	(1,239)

Income (loss) from continuing operations	(5,909)	(4,504)	63,927	—	53,514
Income (loss) from discontinued operations, net of tax	(918)	519	—	—	(399)

Net income (loss)	$(6,827)	$(3,985)	$63,927	$—	$53,115

	Three Months Ended June 30, 2005
			Combined
		Combined Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$59,246	$353,706	$(98,243)	$314,709
Cost of products sold	—	47,468	324,911	(98,243)	274,136

Gross profit	—	11,778	28,795	—	40,573
Selling, general and administrative expenses	—	4,025	16,144	—	20,169

Income from operations	—	7,753	12,651	—	20,404
Interest expense	(9,805)	(2,200)	(12,508)	14,254	(10,259)
Foreign exchange loss	—	(14)	(1,468)	—	(1,482)
Gain on sale of investment	—	—	2,359	—	2,359
Other income, net	2,499	251	13,005	(14,254)	1,501

Income (loss) from continuing operations before income taxes and minority interest	(7,306)	5,790	14,039	—	12,523
Income tax expense	—	—	(3,090)	—	(3,090)
Minority interest share of (income) loss	—	—	1,041	—	1,041

Income (loss) from continuing operations	(7,306)	5,790	11,990	—	10,474
Income from discontinued operations, net of tax of tax	841	—	—	—	841

Net income (loss)	$(6,465)	$5,790	$11,990	$—	$11,315

	Six Months Ended June 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$108,295	$735,168	$(218,690)	$624,773
Cost of products sold	—	81,261	617,075	(218,690)	479,646

Gross profit	—	27,034	118,093	—	145,127
Selling, general and administrative expenses	—	29,736	27,705	—	57,441

Income (loss) from operations	—	(2,702)	90,388	—	87,686
Interest expense	(19,032)	(6,116)	(27,925)	33,341	(19,732)
Foreign exchange gain (loss)	107	(13)	1,483	—	1,577
Gain on sale of investments	—	—	12,223	—	12,223
Other income, net	7,109	1,023	29,253	(33,341)	4,044

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(11,816)	(7,808)	105,422	—	85,798
Income tax expense	—	—	(13,488)	—	(13,488)
Minority interest share of (income) loss	—	—	(636)	—	(636)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(11,816)	(7,808)	91,298	—	71,674
Income (loss) from discontinued operations, net of tax	(1,386)	713	—	—	(673)

Income (loss) before cumulative effect of change in accounting principle	(13,202)	(7,095)	91,298	—	71,001
Cumulative effect of change in accounting principle	287	—	—	—	287

Net income (loss)	$(12,915)	$(7,095)	$91,298	$—	$71,288

	Six Months Ended June 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$113,941	$775,363	$(222,663)	$666,641
Cost of products sold	—	94,880	698,000	(222,663)	570,217

Gross profit	—	19,061	77,363	—	96,424
Selling, general and administrative expenses	—	27,806	27,933	—	55,739

Income (loss) from operations	—	(8,745)	49,430	—	40,685
Interest expense	(19,405)	(4,244)	(26,240)	29,637	(20,252)
Foreign exchange loss	—	(31)	(2,781)	—	(2,812)
Gain on sale of investment	—	—	2,359	—	2,359
Other income, net	4,797	524	27,810	(29,637)	3,494

Income (loss) from continuing operations before income taxes and minority interest	(14,608)	(12,496)	50,578	—	23,474
Income tax expense	—	—	(5,791)	—	(5,791)
Minority interest share of (income) loss	—	—	4,571	—	4,571

Income (loss) from continuing operations	(14,608)	(12,496)	49,358	—	22,254
Income from discontinued operations, net of tax	1,625	—	—	—	1,625

Net income (loss)	$(12,983)	$(12,496)	$49,358	$—	$23,879

	Six Months Ended June 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used for) operating activities	$13,692	$(454)	$66,354	$—	$79,592

Investing activities:
Expenditures for property plant and equipment	—	(1,593)	(10,105)	—	(11,698)
Proceeds from sale of investment in equity securities	—	—	12,223	—	12,223
Loans to non-consolidated joint venture	—	—	(4,953)	—	(4,953)
Acquisition of business, net of cash acquired	—	—	(5,394)		(5,394)

Net cash used for investing activities	—	(1,593)	(8,229)	—	(9,822)

Financing activities:
Payments of long-term debt	—	—	(17,250)	—	(17,250)
Proceeds from exercise of stock options	345	—	—	—	345

Net cash provided by (used for) financing activities	345	—	(17,250)	—	(16,905)

Effect of exchange rate changes on cash	—	—	2,742	—	2,742

Cash and cash equivalents
Increase (decrease) from continuing operations	14,037	(2,047)	43,617	—	55,607
Discontinued operations — net cash used for operating activities	(1,748)	—	—	—	(1,748)
Balance at the beginning of the period	14,286	729	99,603	—	114,618

Balance at the end of the period	$26,575	$(1,318)	$143,220	$—	$168,477

	Six Months Ended June 30, 2005 (Revised — See Note 1)
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$8,072	$273	$15,598	$—	$23,943

Investing activities:
Expenditures for property plant and equipment	—	(890)	(7,845)	—	(8,735)
Proceeds from sale of investments	—	—	4,534	—	4,534

Net cash used for investing activities	—	(890)	(3,311)	—	(4,201)

Financing activities:
Payments of long-term debt	—	—	(2,875)	—	(2,875)
Payments of revolving line of credit	(49,872)	—	—	—	(49,872)
Proceeds from revolving line of credit	49,872	—	—	—	49,872
Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used for) financing activities	117	—	(2,875)	—	(2,758)

Effect of exchange rate changes on cash	—	—	(1,605)	—	(1,605)

Cash and cash equivalents

Increase (decrease) from continuing operations	8,189	(617)	7,807	—	15,379
Discontinued operations — net cash used for operating activities	—	—	(4,722)	—	(4,722)
Balance at the beginning of the period	8,533	1,197	17,049	—	26,779

Balance at the end of the period	$16,722	$580	$20,134	$—	$37,436

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials, primarily from cobalt and nickel. The Company applies proprietary technology to unrefined cobalt, nickel and other raw materials to market more than 825 different product offerings to approximately 2,100 customers in over 30 industries. The Company operates in two business segments — Specialties and Nickel.
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
The Company has manufacturing and other facilities in North America, Africa, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro and the Australian dollar). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products and the majority of operating and selling, general and administrative expenses are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
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
SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle and increased net income by $0.3 million, or $.01 per basic and diluted share in the first six months of 2006. The income tax expense related to the cumulative effect was offset by a corresponding change in our net deferred tax assets valuation allowance; thus, there was no net tax impact upon adoption of SFAS 123R.
Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each business segment, as well as a detailed discussion of corporate expenses.
Second Quarter of 2006 Compared With Second Quarter of 2005
Consolidated Results of Operations

	Three Months Ended June 30,
(thousands of dollars & percent of net sales)	2006		2005
Net sales	$330,164		$314,709
Cost of products sold	240,131		274,136

Gross profit	90,033	27.3%	40,573	12.9%
Selling, general and administrative expenses	31,616	9.6%	20,169	6.4%

Income from operations	58,417	17.7%	20,404	6.5%
Other income (expense), net (including interest expense)	3,847		(7,881)
Income tax expense	(7,511)		(3,090)
Minority interest share of (income) loss	(1,239)		1,041

Income from continuing operations	53,514		10,474
Income (loss) from discontinued operations, net of tax	(399)		841

Net income	$53,115		$11,315

Net sales increased $15.5 million, or 4.9%, to $330.2 million for the quarter ended June 30, 2006 compared with $314.7 million for the quarter ended June 30, 2005. Increased sales volumes and an increase in the price of copper, partially offset by lower cobalt prices increased Specialties net sales. Lower nickel sales volumes in the second quarter of 2006 compared with the second quarter of 2005 were partially offset by a higher average nickel sales price and revenue related to a toll refining agreement that began in the second half of 2005 in the nickel segment.
Gross profit increased $49.5 million to $90.0 million in the second quarter of 2006, compared with $40.6 million in the second quarter of 2005 primarily due to higher average nickel metal prices and the favorable impact related to nickel hedging transactions partially offset by decreased nickel sales volumes. In addition, higher copper prices and increased sales volumes in the Specialties segment were offset by lower cobalt metal prices.
Selling, general and administrative expenses increased to $31.6 million in the second quarter of 2006 compared with $20.2 million in the second quarter of 2005. The increase was primarily due to $8.5 million of income in the second quarter of 2005 related to the receipt of net insurance proceeds related to the shareholder class action litigation and an additional $1.0 million reserve provided in the second quarter of 2006 against the note receivable from our joint venture partner in the Democratic Republic of Congo (“DRC”).
Other income (expense), net was $3.8 million of income in the second quarter of 2006 compared with expense of $7.9 million in the second quarter of 2005 primarily due to the $12.2 million gain in 2006 related to the sale of the Company’s investment in Weda Bay (See Note 4 to the unaudited condensed consolidated financial statements). Other expense, net in the second quarter of 2005 includes a $2.4 million gain on the sale of an investment in equity securities. In addition, other expense, net was also impacted by a foreign exchange gain of $1.1 million compared with a foreign exchange loss of $1.5 million in the second quarter of 2005 and a $1.5 million increase in interest income in the second quarter of 2006 compared with the second quarter of 2005 due to the higher average cash balance. Equity income (loss) from the Company’s investment in MPI Nickel was a loss of $1.6 million in the second quarter of 2006 compared with income of $1.0 million in the second quarter of 2005.

Minority interest share of (income) loss relates to the Company’s smelter joint venture in the DRC. The losses in 2005 were attributable to the scheduled extended maintenance shutdown of the smelter in 2005.
The income (loss) from discontinued operations results from translation adjustments of retained liabilities of businesses sold denominated in Euros. In addition, during the second quarter of 2006, the Company reversed $0.6 million due to a reduction in estimates of environmental accruals related to the Company’s closed manufacturing facility in St. George, Utah.
Segment Results and Corporate Expenses
Specialties
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2006	2005	Change
Second quarter	$14.43	$15.03	$(0.60)
Specialties net sales increased to $175.0 million in the second quarter of 2006 from $148.4 million in the second quarter of 2005, primarily due to increased sales volumes ($16.5 million), increased copper by-product sales ($16.1 million) and sales related to the March 2006 acquisition of Plaschem ($2.8 million). These increases to net sales were partially offset by lower product selling prices caused by the decrease in cobalt reference prices in the second quarter of 2006 compared with the second quarter of 2005 ($6.1 million) and a shift in product mix ($5.4 million).
Operating profit for the second quarter of 2006 was $32.7 million compared with $10.2 million in the second quarter of 2005. Operating profit was positively impacted by the increase in copper by-product sales ($10.7 million) and favorable raw material costs. The second quarter of 2005 cobalt raw material costs were negatively impacted by the sharp decline in cobalt metal prices in the first half of 2005 compared with the second half of 2004. The average quarterly reference price of cobalt declined from $20.78 in the second half 2004 to $16.72 in the first half of 2005 compared with an increase from an average price of $12.96 in the second half of 2005 to $13.40 in the first half of 2006. As a result, cobalt raw material costs in the second quarter of 2006 were favorable compared with the second quarter of 2005 ($9.5 million). In addition, operating profit in the second quarter of 2006 was positively impacted by increased volume ($2.9 million). Operating profit in the second quarter of 2005 included the $2.0 million negative impact of the scheduled maintenance shutdown at the smelter in the DRC. These positive factors were partially offset by the impact of decreased margins due to lower cobalt metal prices in the second quarter of 2006 ($3.7 million) and an additional $1.0 million reserve provided in the second quarter of 2006 against the note receivable from our joint venture partner in the DRC.
Nickel segment
The following table summarizes the average quarterly LME market price of nickel:

	2006	2005	Change
Second Quarter	$9.09	$7.44	$1.65
Nickel segment net sales decreased to $171.8 million in the second quarter of 2006 compared with $178.9 million in the second quarter of 2005 primarily due to lower nickel sales volumes as a result of lack of raw material feed ($39.4 million), partially offset by higher average nickel sales price ($22.2 million) and increased revenue from toll refining activities ($8.1 million).
Operating profit for the second quarter of 2006 was $35.9 million compared with $10.6 million in the second quarter of 2005. The $25.3 million increase was primarily due to a higher average nickel price and corresponding raw material prices ($17.4 million) and realized and unrealized gains related to nickel hedging transactions which increased to $12.4 million in the second quarter of 2006 compared with $0.4 million in the second quarter of 2005. In addition, the second quarter of 2005 included a $2.3 million lower-of-cost or market charge due to decreasing metal prices. These positive factors were partially offset by the negative impact of lower volumes and higher manufacturing costs ($4.6 million). The decrease in volumes is primarily due to the lack of raw material feed partially offset by the impact of the toll refining agreement that began in the second half of 2005.

Corporate expenses
Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses for the second quarter of 2006 were $10.2 million compared with $0.5 million in the second quarter of 2005. The increase was primarily due to $8.5 million of income in the second quarter of 2005 for the receipt of net insurance proceeds related to the shareholder class action litigation and increased employee compensation expense in the second quarter of 2006 ($1.2 million).
First Six Months of 2006 Compared With First Six Months of 2005
Consolidated Results of Operations

	Six Months Ended June 30,
(thousands of dollars & percent of net sales)	2006		2005
Net sales	$624,773		$666,641
Cost of products sold	479,646		570,217

Gross profit	145,127	23.2%	96,424	14.5%
Selling, general and administrative expenses	57,441	9.2%	55,739	8.4%

Income from operations	87,686	14.0%	40,685	6.1%
Other expense, net (including interest expense)	(1,888)		(17,211)
Income tax expense	(13,488)		(5,791)
Minority interest share of (income) loss	(636)		4,571

Income from continuing operations before cumulative effect of change in accounting principle	71,674		22,254
Income (loss) from discontinued operations, net of tax	(673)		1,625

Income before cumulative effect of change in accounting principle	71,001		23,879
Cumulative effect of change in accounting principle	287		—

Net income	$71,288		$23,879

Net sales decreased 6.3% to $624.8 million for the first six months of 2006 compared with $666.6 million for the first six months of 2005. The decrease in net sales was primarily due to lower nickel sales volumes resulting from continued raw material feed shortages, partially offset by a higher average nickel price and revenue related to a toll refining agreement that began in the second half of 2005.
Gross profit increased $48.7 million to $145.1 million in the first six months of 2006, compared with $96.4 million in the first six months of 2005. Favorable cobalt raw material costs and copper by-product were partially offset by the impact of decreased margins due to lower cobalt metal prices in the first six months of 2006 in the Specialties segment. Higher average nickel metal prices and favorable nickel hedging transactions positively impacted gross profit in the first six months of 2006. In addition, the first six months of 2005 included the $9.4 million impact related to the scheduled maintenance shut-down of the smelter in the DRC and a $2.3 million lower-of cost or market inventory charge due to decreasing nickel prices at the end of the second quarter of 2005.
Selling, general and administrative expenses increased slightly to $57.4 million in the first six months of 2006 compared with $55.7 million in the first six months of 2005. Increased administrative expenses, due primarily to increased employee-compensation expense and an additional $1.0 million reserve provided in the second quarter of 2006 against the note receivable from our joint venture partner in the DRC, were partially offset by decreased selling and technical expenses.
Other expense, net decreased $15.3 million to $1.9 million in the first six months of 2006 compared with $17.2 million in the first six months of 2005. The decrease was primarily due to a $12.2 million gain in the first six months of 2006 related to the sale of the Company’s investment in Weda Bay (See Note 4 to the unaudited condensed consolidated financial statements). Other expense, net in the first six months of 2005 includes a $2.4 million gain on the sale of an investment in equity securities. In addition, other expense, net was also impacted by a foreign exchange gain of $1.6 million in the first six months of 2006 compared with a foreign exchange loss of $2.8 million in the first six months of 2005 and a $2.5 million increase in interest income in the first six months of 2006 compared with the first six months of 2005 due to the higher average cash balance. Equity income from the Company’s investment in

MPI Nickel decreased $2.2 million to $0.6 million in the first six months of 2006 compared with $2.8 million in the first six months of 2005.
Minority interest share of (income) losses relate to the Company’s smelter joint venture in the DRC. The losses in 2005 were attributable to the scheduled extended maintenance shutdown of the smelter.
The income (loss) from discontinued operations results from the translation adjustments of retained liabilities of businesses sold denominated in Euros. In addition, during the first six months of 2006, the Company reversed $0.6 million due to a reduction in estimates of environmental accruals related to the Company’s closed manufacturing facility in St. George, Utah, partially offset by the recognition of an additional liability of $0.3 million for additional tax assessments related to PMG when payment of such amount became probable.
Net income in the first six months of 2006 includes $0.3 million of income related to cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See further discussion of the adoption of SFAS No. 123R in Note 2 to the unaudited condensed consolidated financial statements in this Form 10-Q.
Segment Results and Corporate Expenses
Specialties
The following table summarizes the average reference price of 99.3% cobalt:

	2006	2005	Change
First six months	$13.40	$16.12	$(2.72)
Specialties net sales decreased to $319.5 million in the first six months of 2006 from $320.9 million in the first six months of 2005, primarily due to lower product selling prices caused by the decrease in cobalt reference prices in 2006 compared with 2005 ($30.2 million) partially offset by increased copper by-product sales ($16.3 million) and increased sales volumes ($10.3 million).
Operating profit for the first six months of 2006 was $52.3 million compared with $21.5 million in the first six months of 2005. The average quarterly reference price of cobalt declined from $20.78 in the second half 2004 to $16.72 in the first half of 2005 compared with an increase from an average price of $12.96 in the second half of 2005 to $13.40 in the first half of 2006. As a result, cobalt raw material costs in the first six months of 2006 were favorable compared with the first six months of 2005 ($19.9 million). Operating profit was positively impacted by an increase in copper by-product sales ($10.8 million). In addition, operating profit in the first six months of 2005 included the $9.4 million negative impact of the scheduled maintenance shutdown at the smelter in the DRC. These positive factors were partially offset by the impact of decreased margins due to lower cobalt metal prices in the first half of 2006 ($12.8 million).
Nickel segment
The following table summarizes the average LME market price of nickel:

	2006	2005	Change
First six months	$7.88	$7.21	$0.67
Nickel segment net sales decreased to $341.2 million in the first six months of 2006 compared with $376.8 million in the first six months of 2005 primarily due to lower nickel sales volumes as a result of lack of raw material feed ($72.0 million) partially offset by higher average nickel sales price ($20.6 million) and increased revenue from toll refining activities ($17.3 million).
Operating profit for the first six months of 2006 was $53.7 million compared with $36.5 million in the first six months of 2005. The $17.2 million increase is primarily due to favorable realized and unrealized gains related to nickel hedging transactions ($14.9 million) and a higher average nickel price and corresponding raw material prices ($11.6 million). These factors were partially offset by the negative impact of lower volumes and higher manufacturing costs ($12.7 million) and lower by-product credits ($4.8 million). The decrease in volumes is primarily due to the lack of raw material feed partially offset by the impact of the toll refining agreement that began in the second half of 2005. Also impacting operating profit was the positive effect of the stronger U.S. dollar against the Euro ($4.1 million) and the Australian dollar ($1.4 million) in the first six months of 2006 compared with the first six months of 2005.
Corporate expenses
Corporate expenses for the first six months of 2006 were $18.4 million compared with $17.3 million in the first six months of 2005. The increase in the first six months of 2006 is primarily due to increased employee compensation expense ($3.3 million) partially offset by decreased legal expense ($1.4 million) and decreased corporate aircraft expense ($1.0 million). Corporate expenses in the first six months of 2005 included an $8.7 million charge related to the former Chief Executive Officer’s termination which was partially offset by $8.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action litigation.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed statements of consolidated cash flows, are summarized in the following table (in thousands):

	Six months ended
	June 30,
	2006	2005	change
Cash Flow Summary
Net cash provided by (used for):
Operating activities	$79,592	$23,943	$55,649
Investing activities	(9,822)	(4,201)	(5,621)
Financing activities	(16,905)	(2,758)	(14,147)
Effect of exchange rate changes on cash	2,742	(1,605)	4,347
Discontinued operations-net cash used for operating activities	(1,748)	(4,722)	2,974

Net change in cash and cash equivalents	$53,859	$10,657	$43,202

The $55.6 million increase in cash provided by operating activities was primarily due to the $47.4 million increase in net income in the first six months of 2006 compared with the first six months of 2005. In addition, the first six months of 2005 include a cash outflow of $74.0 million for the settlement of the shareholder class action litigation, which was partially offset by the positive cash flow impact of a $53.3 million decrease in inventory at June 30, 2005 compared with December 31, 2004. The decrease in inventory was primarily due to working down the build up for the smelter shutdown, lower cobalt metal prices and lower nickel inventory quantities at June 30, 2005 compared with December 31, 2004.
Cash used in investing activities increased $5.6 million in the first six months of 2006 compared with the first six months of 2005 due to the $5.4 million payment for the Plaschem acquisition, a $2.8 million loan to MPI Nickel, a $2.1 million loan to Talvivaara and a $3.0 million increase in expenditures for property, plant and equipments in the first six months of 2006 compared with the first six months of 2005. These cash outflows were partially offset by a $7.7 million increase in proceeds from the sale of investments in equity securities in the first six months of 2006 compared with the first six months of 2005. During the first six months of 2006, the Company sold its investment in Weda Bay and received cash proceeds of $12.2 million. During the first six months of 2005, the Company received cash proceeds of $4.5 million from the sale of an investment in equity securities.
Cash used for financing activities increased $14.1 million primarily due to the repayment of the $17.3 million note payable with a Finnish bank in the first six months of 2006.
The $3.0 million change in cash used for discontinued operations resulted from higher payments in the first half of 2005 for retained liabilities of businesses sold.
Financing Activities
The Company has a revolving credit agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At June 30, 2006, there were no borrowings outstanding under the Revolver, and the Company was in compliance with all covenants.
The Company has outstanding $400.0 million of 9.25% Senior Subordinated Notes (the “Notes”) that mature on December 15, 2011. The Notes may be redeemed at the option of the Company beginning December 15, 2006 at prices specified in the indenture. The Company’s domestic subsidiaries are the guarantors of the Notes (See Note 13 to the unaudited condensed consolidated financial statements in this Form 10-Q). At June 30, 2006, the fair value of the Notes, based upon the quoted market price, approximated $413.0 million.
In November 2004, the Company obtained a loan with a Finnish bank with principal balance of $23.0 million payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this loan was $17.3 million at December 31, 2005. The Company repaid the balance outstanding of $14.4 million in May 2006.
The Company has generated sufficient cash from operations during 2006 to provide for its working capital, debt service and capital expenditure requirements. The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during the balance of 2006.
Capital Expenditures
Capital expenditures in the first six months of 2006 were $11.7 million, related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $28.3 million for the remainder of 2006 primarily for projects at the Kokkola refinery to improve by-product yields and expand capacity in selected product lines, a project at the Cawse facility to improve recoveries and other fixed asset additions at existing facilities.
Contractual Obligations
Since December 31, 2005, there have been no significant changes in the total amount of contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s 10-K for the year ended December 31, 2005 except the repayment of the Finnish bank loan discussed above in “Liquidity and Capital Resources,” which decreased our Debt obligations from $417.3 million as of December 31, 2005 to $401.7 million as of June 30, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s 2005 Annual Report on Form 10-K. There have been no material changes from December 31, 2005 to June 30, 2006.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief

Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon, and as of the date of, this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective solely because of the material weakness identified as of December 31, 2005 relating to the Company’s controls over the Company’s joint venture smelter in the Democratic Republic of Congo (DRC), as summarized in the Form 10-K for the year ended December 31, 2005. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position as of June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006, and its cash flows and changes in stockholders’ equity for the six months ended June 30, 2006.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2005, management identified inadequate controls over the Company’s joint venture smelter in the DRC that resulted in several control deficiencies that were individually not material weaknesses but, when aggregated, constituted a material weakness in internal control over financial reporting. Management continues to implement mitigating controls over the DRC joint venture smelter, including timely financial and operational oversight at both a Group and Corporate level, increased frequency of internal audits at the location, quarterly review of all cash disbursements made by the location and upgrading finance and management personnel at the location. The additional internal controls put into place during the first six months of 2006 have not been in place for a period of time sufficient for the Company to evaluate their design and operating effectiveness.
The Company continues to review, revise and improve the effectiveness of its internal controls including the controls discussed above. There were no other changes in the Company’s internal controls over financial reporting in connection with the Company’s second quarter 2006 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 2, 2006:

Description	For	Withheld
1. Election of two directors for terms expiring in 2009:

Richard W. Blackburn	26,624,434	1,068,541
Steven J. Demetriou	27,373,903	319,072

	For	Against	Abstentions
2. Proposal to amend the OM Group, Inc. 2002 Stock Incentive Plan	21,102,080	565,968	400,978

	For	Against	Abstentions
3. Confirmation of the appointment of Ernst & Young LLP:	26,949,300	721,797	21,876
ITEM 6. EXHIBITS
Exhibits are as follow:

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.

Date: August 4, 2006	By:	/s/ Kenneth Haber

Kenneth Haber Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer