Form 10-Q
period 2006-09-30
OM GROUP INC
filed 2006-11-03
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
As of October 31, 2006 there were 29,369,258 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION
Item 1A. Risk Factors

Item 6. Exhibits

Signatures
EX-31.1
EX-31.2
EX-32

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$224,791	$114,618
Accounts receivable, less allowances	184,795	128,278
Inventories	349,003	304,557
Advances to suppliers	15,761	5,503
Other current assets	82,585	52,152

Total current assets	856,935	605,108

Property, plant and equipment, net	361,526	369,129
Goodwill	183,042	179,123
Notes receivable from non-consolidated joint ventures	7,749	354
Notes receivable from joint venture partner, less allowances	24,179	25,179
Other non-current assets	44,186	41,380

Total assets	$1,477,617	$1,220,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$5,750
Accounts payable	167,277	103,397
Accrued employee costs	24,872	21,100
Retained liabilities of businesses sold	5,615	6,020
Other current liabilities	65,099	31,772

Total current liabilities	262,863	168,039

Long-term debt	404,284	416,096
Deferred income taxes	24,028	21,461
Minority interest	40,468	36,994
Other non-current liabilities	40,754	41,150

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 29,414,817 in 2006 and 29,368,519 shares in 2005	293	293
Capital in excess of par value	521,345	516,510
Retained earnings	164,533	6,811
Treasury stock (61,541 shares in 2006 and 61,235 shares in 2005, at cost)	(2,239)	(2,226)
Accumulated other comprehensive income	21,288	15,145

Total stockholders’ equity	705,220	536,533

Total liabilities and stockholders’ equity	$1,477,617	$1,220,273

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(In thousands, except per share data)
Net sales	$375,772	$306,586	$1,000,545	$973,227
Cost of products sold	230,455	274,442	710,101	844,659

Gross profit	145,317	32,144	290,444	128,568
Selling, general and administrative expenses	27,691	20,562	85,132	76,301

Income from operations	117,626	11,582	205,312	52,267
Other income (expense):
Interest expense	(9,774)	(10,159)	(29,506)	(30,411)
Foreign exchange gain (loss)	997	545	2,574	(2,267)
Gain on sale of investments in equity securities	—	—	12,223	2,359
Other income, net	3,599	1,246	7,643	4,740

	(5,178)	(8,368)	(7,066)	(25,579)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	112,448	3,214	198,246	26,688
Income tax expense	(22,845)	(1,190)	(36,333)	(6,981)
Minority interest share of (income) loss	(2,838)	1,204	(3,474)	5,775

Income from continuing operations before cumulative effect of change in accounting principle	86,765	3,228	158,439	25,482
Discontinued operations:
Income from discontinued operations, net of tax	1,243	139	570	1,764

Income before cumulative effect of change in accounting principle	88,008	3,367	159,009	27,246
Cumulative effect of change in accounting principle	—	—	287	—

Net income	$88,008	$3,367	$159,296	$27,246

Net income per common share — basic:
Continuing operations	$2.96	$0.11	$5.40	$0.89
Discontinued operations	0.04	0.01	0.02	0.06
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$3.00	$0.12	$5.43	$0.95

Net income per common share — assuming dilution:
Continuing operations	$2.93	$0.11	$5.37	$0.89
Discontinued operations	0.04	0.01	0.02	0.06
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income	$2.97	$0.12	$5.40	$0.95

Weighted average shares outstanding
Basic	29,336	28,591	29,322	28,530
Assuming dilution	29,635	28,615	29,486	28,593
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Nine Months Ended September 30,
		2005 Revised -
(In thousands)	2006	See Note 1

Operating activities
Net income	$159,296	$27,246
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(570)	(1,764)
Income from cumulative effect of change in accounting principle	(287)	—
Depreciation and amortization	36,937	37,036
Foreign exchange (gain) loss	(2,574)	2,267
Payment for termination of swap agreement	(2,877)	—
Gain on sale of investments in equity securities	(12,223)	(2,359)
Gain on collection of notes receivable previously reserved	—	(2,500)
Provision for receivables from joint venture partner	1,000	—
Minority interest share of income (loss)	3,474	(5,775)
Equity income from investment	(2,404)	(3,876)
Other non-cash items	2,248	(81)
Changes in operating assets and liabilities
Accounts receivable	(52,446)	(7,507)
Inventories	(42,634)	107,182
Advances to suppliers	(10,258)	22,516
Accounts payable	61,144	(42,138)
Shareholder litigation accrual	—	(74,000)
Other, net	8,960	(935)

Net cash provided by operating activities	146,786	55,312

Investing activities
Expenditures for property, plant and equipment	(21,443)	(18,489)
Proceeds from sale of investments in equity securities	12,223	4,534
Gain on collection of notes receivable previously reserved	—	2,500
Proceeds from MPI note receivable	—	3,035
Loans to non-consolidated joint ventures	(7,170)	—
Acquisition of business, net of cash acquired	(5,417)	—

Net cash used for investing activities	(21,807)	(8,420)

Financing activities
Payments of long-term debt	(17,250)	(4,313)
Payments of revolving line of credit	—	(49,872)
Proceeds from revolving line of credit	—	49,872
Proceeds from exercise of stock options	897	117

Net cash used for financing activities	(16,353)	(4,196)

Effect of exchange rate changes on cash	3,287	(4,432)

Cash and cash equivalents
Increase from continuing operations	111,913	38,264
Discontinued operations — net cash used for operating activities	(1,740)	(5,175)
Balance at the beginning of the period	114,618	26,779

Balance at the end of the period	$224,791	$59,868

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Nine Months Ended September 30,
(In thousands)	2006	2005
Common Stock — Shares Outstanding, net of Treasury Shares)
Beginning balance	29,307	28,480
Shares issued under share-based compensation plans	46	40
Shares issued for settlement of shareholder litigation	—	407

	29,353	28,927

Common Stock — Dollars
Beginning balance	$293	$285
Shares issued under share-based compensation plans	—	4
Shares issued for settlement of shareholder litigation	—	—

	293	289

Capital in Excess of Par Value
Beginning balance	516,510	498,250
Shares issued under share-based compensation plans	897	846
Settlement of shareholder litigation	—	8,495
Share-based compensation	3,938	1,909

	521,345	509,500

Retained Earnings (Deficit)
Beginning balance, as originally reported	6,811	(32,080)
Adoption of EITF No. 04-6	(1,574)	—

Beginning balance, as adjusted for the adoption of EITF 04-6	5,237	(32,080)
Net income	159,296	27,246

	164,533	(4,834)

Treasury Stock
Beginning balance	(2,226)	(710)
Reacquired shares	(13)	(1,516)

	(2,239)	(2,226)

Accumulated Other Comprehensive Income
Beginning balance	15,145	21,287
Foreign currency translation	4,062	(3,206)
Reclassification of hedging activities into earnings	(954)	(3,475)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $(3,541) in 2006 and $286 in 2005	7,780	(813)
Reclassification of realized gain on available-for-sale securities into earnings	(4,745)	(930)

	21,288	12,863

Total Stockholders’ Equity	$705,220	$515,592

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of OM Group, Inc. and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation of the financial position of the Company at September 30, 2006 and the results of its operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2006 and 2005 have been included. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Unless otherwise indicated, all disclosures and amounts in the Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Cash flows associated with liabilities of business sold for the first nine months of 2005, which had previously been included in the operating section of the cash flow statement, have been reclassified and are now included with cash flows attributable to discontinued operations.
Note 2 — Recently Issued Accounting Standards
Accounting Standards adopted in 2006:
SFAS No. 123R: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company has selected the Black-Scholes option-pricing model and will recognize compensation expense on a straight-line method over the awards’ vesting period. Previously, the Company expensed share-based payments under the provisions of SFAS No. 123.
SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle at January 1, 2006 and increased net income by $0.3 million, or $.01 per basic and diluted share, for the nine months ended September 30, 2006. The income tax expense related to the cumulative effect was offset by a corresponding change in deferred tax assets and valuation allowance; thus, there was no net tax impact upon adoption of SFAS 123R.
The Company’s 2002 Stock Incentive Plan authorizes the grant of options and restricted stock to employees and outside directors of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options to employees and outside directors of up to one and one-half percent of the number of outstanding shares of common stock of the Company on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of common stock outstanding. This plan also limits awards to a single individual to 200,000 shares in any year. All options granted under both plans have 10-year terms. Options have an exercise price equal to the market price at the date of grant except for the options granted to the current CEO in June 2005, some of which have exercise prices set above the grant date market price. See further discussion of these options below.
The unaudited condensed statements of consolidated income include share-based compensation expense of $1.4 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $4.2 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, there was $8.8 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $1.4 million in the fourth quarter of 2006, $4.7 million in 2007, $2.4 million in 2008 and $0.3 million in 2009. Unearned compensation expense is recognized over the vesting period for the particular grant as a component of Selling, general and administrative expenses within the unaudited condensed statements of consolidated income. The Company currently provides a full valuation allowance for net U.S. deferred tax assets, and accordingly, a valuation allowance is also provided for any tax effects of share-based compensation expense pursuant to SFAS 123R.
In connection with the exercise of stock options previously granted, the Company received cash payments of $0.6 million and $0.9 million for the three and nine months ended September 30, 2006, respectively. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Stock Options
Options granted prior to 2003 generally vested and became fully exercisable at the end of the next fiscal year following the year of grant. Options granted subsequent to January 1, 2003 generally vest equally over three years. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During the first nine months of 2006, the Company granted 144,700 stock options. Upon any change in control of the Company, as defined in the agreement, the stock options become 100% vested and exercisable. For options granted subsequent to May 1, 2006, a pro rata number of options vest in the event of death or disability prior to the stated vesting date.
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
The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Risk-free interest rate	4.9%	3.9%
Dividend yield	—	—
Volatility factor of Company common stock	0.47	0.44
Weighted-average expected option life (years)	6.1	5.0
Weighted-average grant-date fair value	$14.97	$9.55
The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the options being valued. The dividend yield assumption is zero, as the Company intends to continue to retain earnings for use in the operation of the business and does not anticipate paying dividends in the foreseeable future. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of options granted is determined using the shortcut method allowed by SAB No. 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	1,252,817	$30.71
Granted	144,700	28.83
Exercised	(48,215)	20.23
Expired unexercised	(35,000)	31.29
Forfeited	(2,500)	27.00

Outstanding at September 30, 2006	1,311,802	$30.88	7.22	$18,789,137
Vested or expected to vest at September 30, 2006	1,293,686	$30.88	7.20	$18,556,402
Exercisable at September 30, 2006	633,527	$34.60	5.73	$7,581,151
The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.6 million.
Restricted Stock — Performance-Based Awards
During the first nine months of 2006, the Company granted 99,520 shares of performance-based restricted stock which vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. The ultimate satisfaction of the performance criteria will be determined based on the three-year performance period ending December 31, 2008. The market value of the performance-based restricted stock award was valued based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite service period based upon the number of shares which are anticipated to vest. The number of shares anticipated to vest will be evaluated quarterly and compensation cost will be adjusted accordingly. Upon any change in control of the Company, as defined in the agreement, the shares become 100% vested. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.
A summary of the Company’s performance-based restricted stock awards for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2006	—	$—
Granted	99,520	28.93

Outstanding at September 30, 2006	99,520	$28.93
Expected to vest at September 30, 2006	47,740
Restricted Stock — Time-Based Awards
During the first nine months of 2006, the Company granted 23,300 shares of time-based restricted stock that vest three years from the date of grant subject to the respective employee recipient remaining employed by the Company on that date. The market value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $0.7 million. The expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the agreement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
In June 2005, the Company granted 166,194 shares of restricted stock to its CEO in connection with his hiring. The restricted shares vest on May 31, 2008 subject to the CEO remaining employed by the Company on that date. During the second quarter of 2006, the

Company amended the restricted stock agreement to provide for pro rata vesting of the shares covered by the restricted stock agreement in the event the CEO becomes disabled or dies prior to the May 31, 2008, vesting date. The market value of the restricted stock award based upon the market price ($24.89) of an unrestricted share of the Company’s common stock at the date of grant was $4.1 million and the expense is being recognized ratably over the vesting period.
A summary of the Company’s time-based restricted stock awards for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2006	166,194	$24.89
Granted	23,300	29.10

Outstanding at September 30, 2006	189,494	$25.41
Expected to vest at September 30, 2006	188,594
EITF No. 04-6: In June 2005, the FASB ratified modifications to Emerging Issues Task Force (“EITF”) No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6, which was required to be adopted in the first reporting period beginning after December 15, 2005, clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company adopted EITF No. 04-6 on January 1, 2006. In accordance with EITF 04-6, stripping costs incurred during the production phase of a mine will be included in the cost of inventory produced. Previously, the Company capitalized and deferred stripping costs when developing a new pit or expanding an existing pit until that pit reached full production. Upon adoption of EITF No. 04-6, the Company wrote off the amount of deferred stripping costs that were incurred after production commenced at each pit. The transition provisions require that adoption be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The effect of adoption was a $1.6 million reduction to Other non-current assets and beginning retained earnings, including the additional valuation allowance to offset the resulting tax benefit.
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
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.
The requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.
FIN No. 48: In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of the adoption of FIN No. 48.
EITF No. 06-3: In June 2006, the FASB ratified the consensus of EITF No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB No. 22. EITF No. 06-03 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.
EITF No. 06-4: In June 2006, the EITF reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2006. The Company may have certain policies subject to the provisions of this new pronouncement and is currently determining the effect the adoption of EITF No. 06-4 will have on its financial statements.
SAB No. 108: In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending on or after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

Note 3 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$189,288	$192,739
Work-in-process	40,842	21,781
Finished goods	118,873	90,037

	$349,003	$304,557

Note 4 — Acquisition and Investments
On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with a manufacturing facility in Singapore and an integrated manufacturing, research and technical support facility in the Shanghai area of China. Plaschem had sales of approximately $11.0 million in 2005. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note that is payable in March 2007. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to the seller if certain specified financial performance targets of the acquired business are met over the three-year period following the acquisition. Goodwill of $1.3 million was recognized as a result of this acquisition. Plaschem is included in the Specialties segment results of operations since the date of acquisition.
The Company has an approximately 5% equity interest ($1.3 million at September 30, 2006) in Talvivaara Mining Company, Ltd. (“Talvivaara”). During the fourth quarter of 2005, the Company entered into a convertible loan agreement with Talvivaara pursuant to which it loaned a total of 2.0 million Euros ($2.5 million at September 30, 2006), of which 0.3 million Euros was advanced in 2005 and 1.7 million Euros was advanced in the first nine months of 2006. The loan is convertible into Talvivaara shares at the Company’s option. If the entire outstanding loan was converted into Talvivaara shares, the Company would have an approximately 11% equity interest in Talvivaara. The loan is included in notes receivable from non-consolidated joint ventures in the unaudited condensed consolidated balance sheets.
The Company has a 20% interest in MPI Nickel, an Australian nickel company, that is accounted for by the equity method. The $13.9 million and $11.8 million investment at September 30, 2006 and December 30, 2005, respectively, is included in other non-current assets in the unaudited condensed consolidated balance sheets. Equity income (loss) is included in Other income, net in the unaudited condensed statements of consolidated income. During the first nine months of 2006, the Company loaned $5.2 million to MPI Nickel, with no stated repayment date. The loan is included in notes receivable from non-consolidated joint ventures in the unaudited condensed consolidated balance sheet. Interest on this loan accrues at LIBOR plus 1% and is payable quarterly.
During the first nine months of 2006, the Company sold the common shares it held in Weda Bay Minerals, Inc. (“Weda Bay”) and received cash proceeds of $12.2 million. The Company recognized a $12.0 million gain, net of $0.2 million tax expense, upon completion of the sale as the net book value of the investment was zero due to a permanent impairment charge recorded in prior years. The gain is included in Gain on sale of investments in equity securities in the unaudited condensed statements of consolidated income.

Note 5 — Income Taxes
The income tax provision is based on the application of an estimated annual effective income tax rate applied to the current quarter’s year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, including the Weda Bay gain discussed below, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$(17,945)	$(15,496)	$(47,207)	$(51,292)
Outside the United States	130,393	18,710	245,453	77,980

	$112,448	$3,214	$198,246	$26,688

The Company’s effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Effective income tax rate	20.3%	37.0%	18.3%	26.2%
The effective income tax rate is lower than the United States statutory rate primarily due to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily in Finland at 26%), a tax “holiday” from income taxes in Malaysia and the recognition of previously unrecognized tax benefits of NOL carryovers in Australia which were partially offset by losses in the United States with no corresponding tax benefit. In addition, the Company’s statutory tax liability is calculated and payable in Euros but is remeasured to the U.S. dollar functional currency for preparation of consolidated financial statements; therefore, changes in the exchange rates impact the effective income tax rate.
The estimated annual effective income tax rate for the nine months ended September 30, 2006 includes the $0.2 million tax impact of the $12.2 million gain on the sale of the Company’s investment in Weda Bay. The estimated annual effective income tax rate for the third quarter of 2005 includes a $0.7 million charge related to the liquidation of an entity in Thailand.
As discussed in the Company’s 2005 Form 10-K, the Malaysian tax holiday expires on December 31, 2006. The Malaysian tax holiday reduced income tax expense by $4.9 million and $3.6 million in the nine months ended September 30, 2006 and 2005, respectively, and $1.8 million and $1.3 million in the three months ended September 30, 2006 and 2005, respectively,
Note 6 — Pension and Other Postretirement Benefit Plans
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
The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. The Company also has an unfunded supplemental executive retirement plan (“SERP”) that was executed as of January 1, 2004 for the former Chief Executive Officer and other unfunded postretirement benefit plans, primarily health care and life insurance for certain employees and non-employees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.
Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Pension Benefits
Interest cost	$306	$305	$918	$915
Amortization of unrecognized net loss	67	54	201	162
Expected return on plan assets	(228)	(236)	(684)	(708)
FAS 88 curtailment loss	—	—	—	4,728

Total expense	$145	$123	$435	$5,097

Other Postretirement Benefits
Service cost	$33	$17	$98	$51
Interest cost	60	63	181	189
Amortization of unrecognized prior service cost	10	10	30	30

Total expense	$103	$90	$309	$270

During the first nine months of 2005, the Company recorded a $4.7 million curtailment loss related to the SERP for the former Chief Executive Officer.
Note 7 — Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations before cumulative effect of change in accounting principle:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from continuing operations before cumulative effect of change in accounting principle	$86,765	$3,228	$158,439	$25,482

Weighted average shares outstanding	29,336	28,591	29,322	28,530
Dilutive effect of stock options and restricted stock	299	24	164	63

Weighted average shares outstanding — assuming dilution	29,635	28,615	29,486	28,593

Income from continuing operations before cumulative effect of change in accounting principle per common share — basic	$2.96	$0.11	$5.40	$0.89

Income from continuing operations before cumulative effect of change in accounting principle per common share — assuming dilution	$2.93	$0.11	$5.37	$0.89

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$88,008	$3,367	$159,296	$27,246

Weighted average shares outstanding	29,336	28,591	29,322	28,530
Dilutive effect of stock options and restricted stock	299	24	164	63

Weighted average shares outstanding — assuming dilution	29,635	28,615	29,486	28,593

Net income per common share — basic	$3.00	$0.12	$5.43	$0.95

Net income per common share — assuming dilution	$2.97	$0.12	$5.40	$0.95

Note 8 — Comprehensive Income
Comprehensive income, net of related tax effects, for the three months ended September 30, 2006 and 2005 was $91.9 million and $0.5 million, respectively. Comprehensive income, net of related tax effects, for the nine months ended September 30, 2006 and 2005 was $165.4 million and $18.8 million, respectively.
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
The SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of the internal investigation conducted in 2004 by the audit committee of the Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for periods prior to December 31, 2003. The Company is cooperating fully with the SEC informal investigation.
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
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At September 30, 2006 and December 31, 2005 the Company has recorded environmental liabilities of $4.6 million and $8.8 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey; St. George, Utah and Vasset, France. The Company has recorded $4.0 million in other current liabilities and $0.6 million in Other non-current liabilities as of September 30, 2006.
Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters, as well as other legal proceedings arising out of operations in the normal course of business, is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.
Note 10 — Debt
Debt consists of the following

	September 30, 2006	December 31, 2005
Senior Subordinated Notes	$400,000	$400,000
Note payable — banks	1,684	17,250
Deferred gain on termination of fair value hedges	5,394	5,984
Deferred loss on termination of fair value hedges	(2,794)	—
Fair value of interest rate swaps (fair value hedges)	—	(1,388)

	404,284	421,846
Less: Current portion of long-term debt	—	5,750

Total long-term debt	$404,284	$416,096

During the third quarter of 2006, the Company completed the termination of, and settled for cash, two interest rate swap agreements expiring in 2011. These swap agreements converted $100 million of the fixed 9.25% Senior Subordinated Notes (the “Notes”) to a floating rate. The combined pretax loss on the termination of the swaps of $2.9 million was deferred and is being amortized to interest expense through the date on which the swaps were originally scheduled to mature.
In November 2004, the Company entered into a note payable with a Finnish bank with principal a balance of $23.0 million which was payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this loan was $17.3 million at December 31, 2005. The Company repaid the balance outstanding of $14.4 million in May 2006.
Note 11 — Metals Financial Instruments
The Company enters into forward contracts to hedge the sale and purchase price of nickel and the sale price of copper transactions. These contracts are designated as cash flow hedges. Therefore, realized gains and losses on these forward contracts are included as a component of net sales or cost of products sold, and are recognized when the related product is sold. Unrealized gains and losses are recorded in Accumulated Other Comprehensive Income. In the first nine months of 2006 and 2005, there was no impact on earnings resulting from hedge ineffectiveness. At September 30, 2006 and December 31, 2005, the notional value of the open contracts approximated $19.5 million and $40.7 million, respectively. The fair value of open contracts, based on settlement prices at September 30, 2006 and 2005, generated unrealized gains of approximately $11.3 million and unrealized losses of $1.1 million, respectively, which is included in Accumulated other comprehensive income. The related receivables are recorded in Other current assets in the unaudited condensed consolidated balance sheets. All open contracts at September 30, 2006 mature no later than December 2007. In addition, the Company enters into hedging positions on a daily basis to protect its net sale/purchase nickel position. The underlying contracts for these financial instruments do not qualify as cash flow hedges under SFAS No. No. 133, and therefore they are marked-to-market with the related gains or losses recognized immediately in the unaudited condensed statements of consolidated income as a component of cost of products sold.
The amounts recorded in the unaudited condensed statements of consolidated income for metals financial instruments are gains of $10.9 million and $26.5 million in the three and nine months ended September 30, 2006, respectively. The amounts recorded in the unaudited condensed statements of consolidated income for metals financial instruments are losses of $2.1 million and $0.2 million in the three and nine months ended September 30, 2005.

Note 12 — Special Charges and DRC Smelter Shut-down
In years prior to 2005, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the Democratic Republic of Congo (“DRC”). At December 31, 2005 the receivables from this partner were $25.2 million, net of a $4.2 million valuation allowance. During the first nine months of 2006, the Company recorded an additional $1.0 million valuation allowance. At September 30, 2006, the receivables from this partner were $24.2 million, net of a $5.2 million valuation allowance. The receivables are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million).
On January 11, 2005, James P. Mooney’s employment with the Company was terminated and he ceased to be its Chief Executive Officer. On that date, the Company recorded a charge of $8.7 million related to his termination in accordance with Mr. Mooney’s employment agreement and a SERP. Such amount includes termination benefits based on salary, estimated bonus (as calculated per the provisions in the agreement) and certain benefits to be paid over the remaining term of the agreement, as well as the actuarially-determined present value of amounts to be paid under a SERP (See Note 9). The Company is examining its alternatives for recovery against Mr. Mooney and is seeking disgorgement under the Sarbanes-Oxley Act of 2002 of certain bonuses and profits he received during his tenure as Chief Executive Officer. Any such claims would be recognized when settled.
During the first half of 2005, the Company’s joint venture in the DRC shut-down its smelter for approximately four months for regularly scheduled maintenance and production improvements. The impact of the shut-down reduced the Company’s operating profit by approximately $9.4 million for the nine months ended September 30, 2005. Income from continuing operations, representing the Company’s 55% share in the joint venture, was reduced by approximately $5.2 million for the nine months ended September 30, 2005. The smelter resumed operations in May 2005.
Note 13 — Reportable Segments
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
The Company has two reportable operating segments — Specialties and Nickel. The Company realigned management responsibilities effective for the first quarter of 2006. As a result, the former Cobalt segment was renamed the Specialties segment and the Electronic Chemicals business unit, formerly a component within the Nickel reportable segment, was realigned to the Specialties reportable segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.
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

The following table reflects the results of the segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Business Segment Information
Net Sales
Specialties	$171,621	$145,961	$491,130	$466,832
Nickel	229,334	177,947	570,548	554,738
Intercompany sales between segments:
Specialties	(1,201)	(347)	(3,107)	(831)
Nickel	(23,982)	(16,975)	(58,026)	(47,512)

	$375,772	$306,586	$1,000,545	$973,227

Income (loss) from operations
Specialties	$38,579	$10,799	$90,925	$32,291
Nickel	88,589	8,132	142,297	44,608
Corporate (a)	(9,542)	(7,349)	(27,910)	(24,632)

	$117,626	$11,582	$205,312	$52,267

Interest expense	$(9,774)	$(10,159)	$(29,506)	$(30,411)
Foreign exchange gain (loss)	997	545	2,574	(2,267)
Gain on sale of investments in equity securities	—	—	12,223	2,359
Other income, net	3,599	1,246	7,643	4,740

	$(5,178)	$(8,368)	$(7,066)	$(25,579)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$112,448	$3,214	$198,246	$26,688

Expenditures for property, plant & equipment
Specialties	$3,588	$4,382	$8,876	$9,152
Nickel	6,157	5,372	12,567	9,337

	$9,745	$9,754	$21,443	$18,489

Depreciation and amortization
Specialties	$7,770	$7,533	$23,133	$23,089
Nickel	4,409	4,423	12,788	12,472
Corporate	331	441	1,016	1,475

	$12,510	$12,397	$36,937	$37,036

	September 30,	December 31,
	2006	2005
Total assets
Specialties	$770,453	$739,332
Nickel	629,455	440,564
Corporate	77,709	40,377

	$1,477,617	$1,220,273

(a)	In the nine months ended September 30, 2005, Corporate expenses include an $8.7 million charge related to the departure of the Company’s former CEO. In the nine months ended September 30, 2005, corporate expenses are reduced by $8.5 million of insurance proceeds related to the shareholder class action litigation and $1.9 million of income related to the mark-to-market adjustment for 380,000 shares of common stock issued in the fourth quarter of 2005.

Note 14 — Guarantor and Non-Guarantor Subsidiary Information
In December 2001, the Company issued $400 million in aggregate principal amount of 9.25% Senior Subordinated Notes due 2011. These notes are guaranteed by the Company’s wholly-owned domestic subsidiaries. The guarantees are full, unconditional and joint and several. The Company’s foreign subsidiaries are not guarantors of these Notes. Corporate as presented below represents OM Group, Inc. exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries. Condensed consolidating financial information for Corporate, the guarantor subsidiaries, and the non-guarantor subsidiaries is as follows:

	September 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data

Current assets:
Cash and cash equivalents	$51,492	$(2,739)	$176,038	$—	$224,791
Accounts receivable, less allowances	525,154	109,924	318,008	(768,291)	184,795
Inventories	—	45,055	303,948	—	349,003
Other current assets	1,981	4,441	91,924	—	98,346

Total current assets	578,627	156,681	889,918	(768,291)	856,935

Property, plant and equipment, net	—	37,057	324,469	—	361,526
Goodwill	75,830	68,908	38,304	—	183,042
Intercompany receivables	386,206	—	863,311	(1,249,517)	—
Investment in subsidiaries	98,580	—	2,160,526	(2,259,106)	—
Note receivable from joint venture partner, less allowances	—	—	24,179	—	24,179
Other non-current assets	5,550	13,852	32,533	—	51,935

Total assets	$1,144,793	$276,498	$4,333,240	$(4,276,914)	$1,477,617

Current liabilities:
Accounts payable	$4,000	$445,372	$369,392	$(651,487)	$167,277
Other current liabilities	18,056	16,654	60,876	—	95,586

Total current liabilities	22,056	462,026	430,268	(651,487)	262,863

Long-term debt	402,599	—	1,685	—	404,284
Deferred income taxes	—	—	24,028	—	24,028
Other non-current liabilities and minority interest	14,696	15,048	51,478	—	81,222
Intercompany payables	222	181,285	1,184,595	(1,366,102)	—

Stockholders’ equity	705,220	(381,861)	2,641,186	(2,259,325)	705,220

Total liabilities and stockholders’ equity	$1,144,793	$276,498	$4,333,240	$(4,276,914)	$1,477,617

	December 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Balance Sheet Data

Current assets:
Cash and cash equivalents	$14,286	$729	$99,603	$—	$114,618
Accounts receivable, less allowances	521,724	104,655	330,721	(828,822)	128,278
Inventories	—	46,953	257,604	—	304,557
Other current assets	2,813	6,925	47,917	—	57,655

Total current assets	538,823	159,262	735,845	(828,822)	605,108

Property, plant and equipment, net	—	35,212	333,917	—	369,129
Goodwill	75,830	68,908	34,385	—	179,123
Intercompany receivables	255,830	—	1,013,751	(1,269,581)	—
Investment in subsidiaries	92,347	—	2,160,527	(2,252,874)	—
Note receivable from joint venture partner, less allowances	—	—	25,179	—	25,179
Other non-current assets	6,541	11,571	23,622	—	41,734

Total assets	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Accounts payable	4,000	90,040	392,289	(382,932)	103,397
Other current liabilities	8,658	19,522	30,712	—	58,892

Total current liabilities	12,658	109,562	428,751	(382,932)	168,039

Long-term debt	404,596	—	11,500	—	416,096
Deferred income taxes	—	—	21,461	—	21,461
Other non-current liabilities and minority interest	15,584	15,195	47,365	—	78,144
Intercompany payables	—	530,435	1,185,238	(1,715,673)	—

Stockholders’ equity	536,533	(380,239)	2,632,911	(2,252,672)	536,533

Total liabilities and stockholders’ equity	$969,371	$274,953	$4,327,226	$(4,351,277)	$1,220,273

	Three Months Ended September 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data

Net sales	$—	$55,773	$482,714	$(162,715)	$375,772
Cost of products sold	—	41,968	351,202	(162,715)	230,455

Gross profit	—	13,805	131,512	—	145,317
Selling, general and administrative expenses	—	13,210	14,481	—	27,691

Income from operations	—	595	117,031	—	117,626
Interest expense	(9,610)	(3,115)	(14,517)	17,468	(9,774)
Foreign exchange gain	—	—	997	—	997
Other income, net	3,711	596	16,760	(17,468)	3,599

Income (loss) from continuing operations before income taxes and minority interest	(5,899)	(1,924)	120,271	—	112,448
Income tax expense	—	—	(22,845)	—	(22,845)
Minority interest share of (income) loss	—	—	(2,838)	—	(2,838)

Income (loss) from continuing operations	(5,899)	(1,924)	94,588	—	86,765
Income from discontinued operations, net of tax	941	302	—	—	1,243

Net income (loss)	$(4,958)	$(1,622)	$94,588	$—	$88,008

	Three Months Ended September 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data

Net sales	$—	$51,577	$345,305	$(90,296)	$306,586
Cost of products sold	—	42,461	322,277	(90,296)	274,442

Gross profit	—	9,116	23,028	—	32,144
Selling, general and administrative expenses	—	9,116	11,446	—	20,562

Income from operations	—	—	11,582	—	11,582
Interest expense	(9,800)	(2,297)	(12,420)	14,358	(10,159)
Foreign exchange gain	—	4	541	—	545

Other income, net	186	327	15,091	(14,358)	1,246

Income (loss) from continuing operations before income taxes and minority interest	(9,614)	(1,966)	14,794	—	3,214
Income tax expense	—	—	(1,190)	—	(1,190)
Minority interest share of (income) loss	—	—	1,204	—	1,204

Income (loss) from continuing operations	(9,614)	(1,966)	14,808	—	3,228
Income from discontinued operations, net of tax of tax	139	—	—	—	139

Net income (loss)	$(9,475)	$(1,966)	$14,808	$—	$3,367

	Nine Months Ended September 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data

Net sales	$—	$164,068	$1,217,882	$(381,405)	$1,000,545
Cost of products sold	—	123,229	968,277	(381,405)	710,101

Gross profit	—	40,839	249,605	—	290,444
Selling, general and administrative expenses	—	42,946	42,186	—	85,132

Income (loss) from operations	—	(2,107)	207,419	—	205,312
Interest expense	(28,642)	(9,231)	(42,442)	50,809	(29,506)
Foreign exchange gain (loss)	107	(13)	2,480	—	2,574
Gain on sale of investment in equity securities	—	—	12,223	—	12,223
Other income, net	10,820	1,619	46,013	(50,809)	7,643

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(17,715)	(9,732)	225,693	—	198,246
Income tax expense	—	—	(36,333)	—	(36,333)
Minority interest share of (income) loss	—	—	(3,474)	—	(3,474)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(17,715)	(9,732)	185,886	—	158,439
Income (loss) from discontinued operations, net of tax	(445)	1,015	—	—	570

Income (loss) before cumulative effect of change in accounting principle	(18,160)	(8,717)	185,886	—	159,009
Cumulative effect of change in accounting principle	287	—	—	—	287

Net income (loss)	$(17,873)	$(8,717)	$185,886	$—	$159,296

	Nine Months Ended September 30, 2005
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Income Statement Data

Net sales	$—	$165,518	$1,120,668	$(312,959)	$973,227
Cost of products sold	—	137,341	1,020,277	(312,959)	844,659

Gross profit	—	28,177	100,391	—	128,568
Selling, general and administrative expenses	—	36,921	39,380	—	76,301

Income (loss) from operations	—	(8,744)	61,011	—	52,267
Interest expense	(29,205)	(6,541)	(38,659)	43,994	(30,411)
Foreign exchange loss	—	(27)	(2,240)	—	(2,267)
Gain on sale of investment in equity securities	—	—	2,359	—	2,359
Other income, net	4,984	850	42,900	(43,994)	4,740

Income (loss) from continuing operations before income taxes and minority interest	(24,221)	(14,462)	65,371	—	26,688
Income tax expense	—	—	(6,981)	—	(6,981)
Minority interest share of (income) loss	—	—	5,775	—	5,775

Income (loss) from continuing operations	(24,221)	(14,462)	64,165	—	25,482
Income from discontinued operations, net of tax	1,764	—	—	—	1,764

Net income (loss)	$(22,457)	$(14,462)	$64,165	$—	$27,246

	Nine Months Ended September 30, 2006
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data

Net cash provided by (used for) operating activities operating activities	$38,049	$(737)	$109,474	$—	$146,786

Investing activities:
Expenditures for property plant and equipment	—	(2,731)	(18,712)	—	(21,443)
Proceeds from sale of investment in equity securities	—	—	12,223	—	12,223
Loans to non-consolidated joint venture	—	—	(7,170)	—	(7,170)
Acquisition of business, net of cash acquired	—	—	(5,417)	—	(5,417)

Net cash used for investing activities	—	(2,731)	(19,076)	—	(21,807)

Financing activities:
Payments of long-term debt	—	—	(17,250)	—	(17,250)
Proceeds from exercise of stock options	897	—	—	—	897

Net cash used for financing activities	897	—	(17,250)	—	(16,353)

Effect of exchange rate changes on cash	—	—	3,287	—	3,287

Cash and cash equivalents:
Increase (decrease) from continuing operations	38,946	(3,468)	76,435	—	111,913
Discontinued operations — net cash used for operating activities	(1,740)	—	—	—	(1,740)
Balance at the beginning of the period	14,286	729	99,603	—	114,618

Balance at the end of the period	$51,492	$(2,739)	$176,038	$—	$224,791

	Nine Months Ended September 30, 2005 (Revised - See Note 1)
		Combined	Combined
		Guarantor	Non-guarantor
	Corporate	Subsidiaries	Subsidiaries	Eliminations	Total
Cash Flow Data

Net cash provided by operating activities	$11,573	$1,528	$42,211	$—	$55,312

Investing activities:
Expenditures for property plant and equipment	—	(1,939)	(16,550)	—	(18,489)
Proceeds from MPI note receivable	—	—	3,035	—	3,035
Proceeds from Weda Bay note receivable	2,500	—	—	—	2,500
Proceeds from sale of investments in equity securities	—	—	4,534	—	4,534

Net cash provided by (used for) investing activities	2,500	(1,939)	(8,981)	—	(8,420)

Financing activities:
Payments of long-term debt	—	—	(4,313)	—	(4,313)
Payments of revolving line of credit	(49,872)	—	—	—	(49,872)
Proceeds from revolving line of credit	49,872	—	—	—	49,872
Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used for) financing activities	117	—	(4,313)	—	(4,196)

Effect of exchange rate changes on cash	—	—	(4,432)	—	(4,432)

Cash and cash equivalents:
Increase (decrease) from continuing operations	14,190	(411)	24,485	—	38,264
Discontinued operations — net cash used for operating activities	(5,175)	—	—	—	(5,175)
Balance at the beginning of the period	8,533	1,197	17,049	—	26,779

Balance at the end of the period	$17,548	$786	$41,534	$—	$59,868

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited condensed consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the unaudited condensed consolidated financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to similar businesses. There have been no changes to our critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2005 other than the adoption of SFAS No. 123R, as discussed in Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each business segment, as well as a detailed discussion of corporate expenses.

Third Quarter of 2006 Compared With Third Quarter of 2005
Consolidated Results of Operations

	Three Months Ended September 30,
(thousands of dollars & percent of net sales)	2006		2005
Net sales	$375,772		$306,586
Cost of products sold	230,455		274,442

Gross profit	145,317	38.7%	32,144	10.5%
Selling, general and administrative expenses	27,691	7.4%	20,562	6.7%

Income from operations	117,626	31.3%	11,582	3.8%
Other expense, net (including interest expense)	(5,178)		(8,368)
Income tax expense	(22,845)		(1,190)
Minority interest share of (income) loss	(2,838)		1,204

Income from continuing operations	86,765		3,228
Income from discontinued operations, net of tax	1,243		139

Net income	$88,008		$3,367

Net sales increased $69.2 million, or 22.6%, to $375.8 million for the quarter ended September 30, 2006 compared with $306.6 million for the quarter ended September 30, 2005. In the Nickel segment, higher average nickel product sales price, caused by the higher nickel metal market price, and revenue related to increased toll refining activity were partially offset by lower nickel sales volumes in the third quarter of 2006 compared with the third quarter of 2005. The Company has entered into two nickel toll refining agreements: one that began in September of 2005 and one that began in July of 2006. In the Specialties segment, an increase in the price of copper resulted in higher by-product sales. Specialties net sales were also impacted by increased sales volumes and favorable selling prices in the inorganics and electronic chemicals business units.
Gross profit increased $113.2 million to $145.3 million in the third quarter of 2006, compared with $32.1 million in the third quarter of 2005 primarily due to higher average nickel metal market prices and the favorable impact related to nickel hedging transactions partially offset by decreased nickel sales volumes. In addition, higher copper and cobalt metal prices and increased sales volumes in the Specialties segment contributed to the increase in gross margin in the third quarter of 2006 compared with the third quarter of 2005. In addition, the third quarter of 2005 included a $3.8 million lower of cost or market charge due to a decline in the nickel market price during 2005.
Selling, general and administrative expenses increased to $27.7 million in the third quarter of 2006 compared with $20.6 million in the third quarter of 2005. The increase was primarily due to income in the third quarter of 2005 of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002 and $1.8 million related to the mark-to-market adjustment for 380,000 shares of common stock that were issued in the fourth quarter of 2005 in connection with the shareholder derivative litigation. In addition, employee incentive compensation expense was higher in the third quarter of 2006 compared with the third quarter of 2005. The increase in employee incentive compensation is primarily due to higher anticipated payouts under compensation programs that are tied to Company performance and increased share-based compensation expense.
Other expense, net decreased to $5.2 million in the third quarter of 2006 compared with $8.4 million in the third quarter of 2005 primarily due to a $2.0 million increase in interest income in the third quarter of 2006 compared with the third quarter of 2005 due to the higher average cash balance. Equity income from the Company’s investment in MPI Nickel was $1.8 million in the third quarter of 2006 compared with $1.0 million in the third quarter of 2005, which also contributed to the decrease in Other expense, net.
Minority interest share of (income) loss relates to the Company’s smelter joint venture in the DRC. The losses in 2005 were attributable to the scheduled extended maintenance shutdown of the smelter which resulted in decreased production and delayed shipments in the third quarter of 2005. The income in the third quarter of 2006 was the result of increased production and higher metal prices.

The income from discontinued operations results from the reversal of $0.9 million due to a reduction in the estimate of tax liabilities related to the former Precious Metals business and a $0.3 million gain on the sale of assets.
Segment Results and Corporate Expenses
Specialties
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2006	2005	Change
Third quarter	$15.59	$13.41	$2.18
Specialties net sales increased to $171.6 million in the third quarter of 2006 from $146.0 million in the third quarter of 2005, primarily due to an increase in the price of copper resulting in higher by-product sales ($15.4 million), improved sales volumes ($3.8 million) in the inorganics and electronic chemicals business units and increased Specialties product selling prices ($4.1 million). The increase in product selling prices was primarily caused by the increase in the nickel metal market price and the resulting impact on the prices of nickel-based specialties products.
Operating profit for the third quarter of 2006 was $38.6 million compared with $10.8 million in the third quarter of 2005. Operating profit was positively impacted by favorable raw material margins. The third quarter of 2005 cobalt raw material margins were negatively impacted by a decline in cobalt metal prices in 2005 compared with 2004. The average quarterly reference price of cobalt declined from $20.78 in the second half 2004 to $15.24 in the first nine months of 2005 compared with an increase from an average price of $12.96 in the second half of 2005 to $14.15 in the first nine months of 2006. As a result, cobalt raw material margins in the third quarter of 2006 were favorable compared with the third quarter of 2005 ($13.5 million). Operating profit was also impacted by favorable copper by-product sales ($9.0 million), higher volumes ($3.8 million) and increased margins due to higher cobalt and nickel prices in the third quarter of 2006 ($3.5 million) compared with the third quarter of 2005.
Nickel segment
The following table summarizes the average quarterly London Metal Exchange (“LME”) market price of nickel:

	2006	2005	Change
Third Quarter	$13.22	$6.61	$6.61
Nickel segment net sales increased to $229.3 million in the third quarter of 2006 compared with $177.9 million in the third quarter of 2005 primarily due to a higher average nickel sales price ($88.1 million) and increased revenue from toll refining activities ($13.2 million) partially offset by a 34 percent decrease in nickel sales volumes ($54.9 million).
Operating profit for the third quarter of 2006 was $88.6 million compared with $8.1 million in the third quarter of 2005. The $80.5 million increase was primarily due to a higher average nickel price ($39.5 million) and the impact of favorable raw material pricing ($31.9 million). During the third quarter of 2006, realized and unrealized gains related to nickel hedging transactions increased to a gain of $12.9 million compared with a loss of $2.1 million in the third quarter of 2005. In addition, the third quarter of 2005 included a $3.8 million lower-of-cost or market charge due to decreasing nickel prices. Increased manufacturing costs and the negative impact of lower non-tolling related volumes primarily due to the lack of purchased raw material feed were partially offset by the volume related to the toll refining agreements that began in September 2005 and July 2006 ($2.2 million).

Corporate expenses
Corporate and other expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources, information technology, strategic development and corporate governance activities, as well as share-based compensation. Corporate expenses for the third quarter of 2006 were $9.5 million compared with $7.3 million in the third quarter of 2005. The increase was primarily due to $1.8 million of income in the third quarter of 2005 related to the mark-to-market adjustment for 380,000 shares of common stock that were issued in the fourth quarter of 2005 in connection with the shareholder derivative litigation and increased employee incentive compensation expense in the third quarter of 2006 ($1.6 million) related to higher anticipated payouts under compensation programs.
First Nine Months of 2006 Compared With First Nine Months of 2005
Consolidated Results of Operations

	Nine Months Ended September 30,
(thousands of dollars & percent of net sales)	2006		2005
Net sales	$1,000,545		$973,227
Cost of products sold	710,101		844,659

Gross profit	290,444	29.0%	128,568	13.2%
Selling, general and administrative expenses	85,132	8.5%	76,301	7.8%

Income from operations	205,312	20.5%	52,267	5.4%
Other expense, net (including interest expense)	(7,066)		(25,579)
Income tax expense	(36,333)		(6,981)
Minority interest share of (income) loss	(3,474)		5,775

Income from continuing operations before cumulative effect of change in accounting principle	158,439		25,482
Income from discontinued operations, net of tax	570		1,764

Income before cumulative effect of change in accounting principle	159,009		27,246
Cumulative effect of change in accounting principle	287		—

Net income	$159,296		$27,246

Net sales increased 2.8% to $1.0 billion for the first nine months of 2006 compared with $973.2 million for the first nine months of 2005. In the Nickel segment, the increase in net sales was primarily due to a higher average nickel product sales price and revenue related to increased toll refining activity partially offset by lower nickel sales volumes resulting from continued raw material feed shortages. Increased copper by-product sales and improved volume were partially offset by lower cobalt metal prices in the Specialties segment.
Gross profit increased to $290.4 million in the first nine months of 2006, compared with $128.6 million in the first nine months of 2005. Higher average nickel metal market prices and favorable nickel hedging transactions positively impacted gross profit in the first nine months of 2006. Favorable cobalt raw material margins and copper by-product sales were partially offset by the negative impact of lower cobalt metal prices in the first nine months of 2006 in the Specialties segment. In addition, the first nine months of 2005 included the $9.4 million impact related to the scheduled maintenance shut-down of the smelter in the DRC and a $6.1 million lower-of cost or market inventory charge due to decreasing nickel prices during the second and third quarter of 2005.
Selling, general and administrative expenses increased to $85.1 million in the first nine months of 2006 compared with $76.3 million in the first nine months of 2005 primarily due to increased administrative expenses as a result of increased employee incentive compensation expense related to higher anticipated payouts under compensation programs and an additional $1.0 million reserve provided in the second quarter of 2006 against the note receivable from our joint venture partner in the DRC. In addition, the first nine months of 2005 included income of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002 and $1.9 million of income related to the mark-to-market adjustment for 380,000 shares of common stock that were issued in the fourth quarter of 2005 in connection with the shareholder derivative litigation.

Other expense, net decreased $18.5 million to $7.1 million in the first nine months of 2006 compared with $25.6 million in the first nine months of 2005. The decrease was primarily due to a $12.2 million gain in 2006 related to the sale of the Company’s investment in Weda Bay (See Note 4 to the unaudited condensed consolidated financial statements). Other expense, net in the first nine months of 2005 includes a $2.4 million gain on the sale of an investment in equity securities. In addition, other expense, net was also impacted by foreign exchange gains of $2.6 million in the first nine months of 2006 compared with a foreign exchange loss of $2.3 million in the 2005 period and a $4.5 million increase in interest income in the first nine months of 2006 compared with the first nine months of 2005 due to the higher average cash balance. Equity income from the Company’s investment in MPI Nickel decreased $1.5 million to $2.4 million in the first nine months of 2006 compared with $3.9 million in the first nine months of 2005.
Minority interest share of (income) losses relate to the Company’s smelter joint venture in the DRC. The losses in 2005 were attributable to the scheduled extended maintenance shutdown of the smelter.
The income from discontinued operations results from the reversal of $0.6 million due to a reduction in estimates of environmental accruals related to the Company’s closed manufacturing facility in St. George, Utah, the reversal of $0.6 million due to a reduction in the estimate of tax liabilities related to the former Precious Metals business and a $0.3 million gain on the sale of assets. These factors were partially offset by an unfavorable foreign currency translation adjustment from translating Euro denominated liabilities to the U.S. dollar.
Net income in the first nine months of 2006 includes $0.3 million of income related to cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R. See further discussion of the adoption of SFAS No. 123R in Note 2 to the unaudited condensed consolidated financial statements in this Form 10-Q.
Segment Results and Corporate Expenses
Specialties
The following table summarizes the average reference price of 99.3% cobalt:

	2006	2005	Change
First nine months	$14.15	$15.24	$(1.09)
Specialties net sales increased to $491.1 million in the first nine months of 2006 from $466.8 million in the first nine months of 2005. Increased copper by-product sales ($32.3 million), increased sales volumes in the inorganics business unit ($15.3 million), increased volume in the electronic chemicals business unit ($12.1 million) and sales related to the March 2006 acquisition of Plaschem ($6.4 million) contributed to the increase in net sales for the first nine months of 2006. The increase in copper by-product sales was primarily due to the increase in the average copper price in 2006 compared with 2005. These increases to net sales were partially offset by lower product selling prices caused primarily by the decrease in cobalt reference prices in 2006 compared with 2005 ($40.0 million).
Operating profit for the first nine months of 2006 was $90.9 million compared with $32.3 million in the first nine months of 2005. The average quarterly reference price of cobalt declined from $20.78 in the second half 2004 to $15.24 in the first nine months of 2005 compared with an increase from an average price of $12.96 in the second half of 2005 to $14.15 in the first nine months of 2006. As a result, cobalt raw material margins in the first nine months of 2006 were favorable compared with the first nine months of 2005 ($32.7 million). Operating profit was positively impacted by an increase in copper by-product sales ($20.5 million) and the impact of increased volume ($10.2 million). In addition, operating profit in the first nine months of 2005 included the $9.4 million negative impact of the scheduled maintenance shutdown at the smelter in the DRC. These positive factors were partially offset by the negative impact of the lower price ($13.5 million) primarily due to lower cobalt metal prices in the first nine months of 2006.
Nickel segment
The following table summarizes the average LME market price of nickel:

	2006	2005	Change
First nine months	$9.69	$7.00	$2.69
Nickel segment net sales increased to $570.5 million in the first nine months of 2006 compared with $554.7 million in the first nine months of 2005 primarily due to higher average nickel sales price ($109.4 million) and increased revenue from toll refining activities ($30.5 million) partially offset by a 25 percent decrease in nickel sales volumes as a result of lack of raw material feed ($127.6 million).
Operating profit for the first nine months of 2006 was $142.3 million compared with $44.6 million in the first nine months of 2005. The $97.7 million increase is primarily due to a higher average nickel price ($50.9 million) and the impact of favorable raw material pricing ($34.9 million). Favorable raw material pricing was primarily due to the rapid increase in nickel price and the impact of selling inventory purchased at lower prices. In addition, during the first nine months of 2006, realized and unrealized gains related to nickel hedging transactions increased to a gain of $29.2 million compared with a loss of $0.2 million in the first nine months of 2005. Increased manufacturing costs and the negative impact of lower non-tolling related volumes due to the lack of purchased raw material feed were partially offset by the volume related to the toll refining agreements that began in September 2005 and July 2006 ($9.7 million). Operating profit for the first nine months of 2006 was also impacted by lower by-product credits ($6.2 million) compared with the first nine months of 2005.
Corporate expenses
Corporate expenses for the first nine months of 2006 were $27.9 million compared with $24.6 million in the first nine months of 2005. The increase in the first nine months of 2006 is primarily due to increased employee incentive compensation expense ($4.9 million) due to an increase in expected payouts for bonuses and an increase in share-based compensation partially offset by decreased legal expense ($1.5 million) and decreased corporate aircraft expense ($1.1 million). Corporate expenses in the first nine months of 2005 included an $8.7 million charge related to the former Chief Executive Officer’s termination which was almost entirely offset by $8.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action litigation.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed statements of consolidated cash flows, are summarized in the following table (in thousands):

	Nine months ended
	September 30,
	2006	2005	Change
Cash Flow Summary
Net cash provided by (used for):
Operating activities	$146,786	$55,312	$91,474
Investing activities	(21,807)	(8,420)	(13,387)
Financing activities	(16,353)	(4,196)	(12,157)
Effect of exchange rate changes on cash	3,287	(4,432)	7,719
Discontinued operations-net cash used for operating activities	(1,740)	(5,175)	3,435

Net change in cash and cash equivalents	$110,173	$33,089	$77,084

The $91.5 million increase in cash provided by operating activities was primarily due to the $132.1 million increase in net income in the first nine months of 2006 compared with the first nine months of 2005. In addition, the first nine months of 2005 include a cash outflow of $74.0 million for the settlement of the shareholder class action litigation, which was offset by the positive cash flow impact of a $107.2 million decrease in inventory at September 30, 2005 compared with December 31, 2004. The decrease in inventory was primarily due to working down the build up for the smelter shutdown, lower cobalt metal prices and lower nickel inventory quantities at September 30, 2005 compared with December 31, 2004.
Cash used in investing activities increased $13.4 million in the first nine months of 2006 compared with the first nine months of 2005 due to the $5.4 million payment for the Plaschem acquisition, two loans totaling $5.1 million to MPI Nickel, a $2.1 million loan to Talvivaara and a $3.0 million increase in expenditures for property, plant and equipments in the first nine months of 2006 compared with the first nine months of 2005. These cash outflows were partially offset by a $7.7 million increase in proceeds from the sale of investments in equity securities in the first nine months of 2006 compared with the first nine months of 2005. During the first nine months of 2006, the Company sold its investment in Weda Bay and received cash proceeds of $12.2 million. During the first nine months of 2005, the Company received cash proceeds of $4.5 million from the sale of an investment in equity securities.
Cash used for financing activities increased $12.2 million primarily due to the repayment of the $17.3 million note payable with a Finnish bank in the first nine months of 2006.
The $3.4 million change in cash used for discontinued operations resulted from higher tax payments in the first nine months of 2005 for retained liabilities of businesses sold.
Financing Activities
The Company has a revolving credit agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At September 30, 2006, there were no borrowings outstanding under the Revolver, and the Company was in compliance with all covenants.
The Company has outstanding $400.0 million of 9.25% Senior Subordinated Notes (the “Notes”) that mature on December 15, 2011. The Notes may be redeemed at the option of the Company beginning December 15, 2006 at prices specified in the indenture. The Company’s domestic subsidiaries are the guarantors of the Notes (See Note 14 to the unaudited condensed consolidated financial statements in this Form 10-Q). At September 30, 2006, the fair value of the Notes, based upon the quoted market price, approximated $417.5 million.
During the third quarter of 2006, the Company completed the termination of, and settled for cash, two interest rate swap agreements expiring in 2011. These swap agreements converted $100 million of the fixed 9.25% Notes to a floating rate. The combined pre-tax loss on the termination of the swaps of $2.9 million has been deferred and is being amortized to interest expense through the date on which the swaps were originally scheduled to mature.
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
Capital Expenditures
Capital expenditures in the first nine months of 2006 were $21.4 million, related primarily to a project at the Cawse facility to improve recoveries and ongoing projects to maintain current operating levels, and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $10 million for the remainder of 2006 primarily for projects at the Kokkola refinery to improve by-product yields and expand capacity in selected product lines, and other fixed asset additions at existing facilities.
Contractual Obligations
Since December 31, 2005, there have been no significant changes in the total amount of contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s 10-K for the year ended December 31, 2005 except the repayment of the Finnish bank loan discussed above in “Liquidity and Capital Resources,” which decreased our debt obligations, partially offset by $1.8 million of debt acquired in the Plaschem acquisition. Total debt obligations decreased from $417.3 million as of December 31, 2005 to $401.7 million as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s 2005 Annual Report on Form 10-K. There have been no material changes from December 31, 2005 to September 30, 2006.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon, and as of the date of this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective solely because of the material weakness identified as of December 31, 2005 relating to the Company’s controls over the Company’s joint venture smelter in the Democratic Republic of Congo (DRC), as summarized in the Form 10-K for the year ended December 31, 2005. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position as of September 30, 2006, and the results of its operations for the three and nine months ended September 30, 2006, and its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2006.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2005, management identified inadequate controls over the Company’s joint venture smelter in the DRC that resulted in several control deficiencies that were individually not material weaknesses but, when aggregated, constituted a material weakness in internal control over financial reporting. Management continues to implement mitigating controls over the DRC joint venture smelter, including timely financial and operational oversight at both a Group and Corporate level, increased frequency of internal audits at the location, quarterly review of cash disbursements made by the location and upgrading finance and management personnel at the location. The additional internal controls put into place during the first nine months of 2006 have not been in place for a period of time sufficient for the Company to evaluate their design and operating effectiveness.
The Company continues to review, revise and improve the effectiveness of its internal controls including the controls discussed above. There were no other changes in the Company’s internal controls over financial reporting in connection with the Company’s third quarter 2006 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

OM GROUP, INC.
Dated November 3, 2006	By:
/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)