Form 10-K
period 2006-12-31
OM GROUP INC
filed 2007-02-28
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 001-12515

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1736882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
127 Public Square, 1500 Key Tower, Cleveland, Ohio	44114-1221
(Address of principal executive offices)	(Zip Code)

216-781-0083
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☒

The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2006 was approximately $904.7 million.

As of January 31, 2007 there were 29,749,821 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

OM Group, Inc.

PART I

Item 1.	Business
General
OM Group, Inc. (“OMG” or the “Company”) is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials. The Company applies proprietary technology to unrefined cobalt and other raw materials to market more than 775 different product offerings to approximately 1,900 customers in 40 industries. The Company believes that its focus on metal-based specialty chemicals and related materials as a core business and backward raw material integration is a critical component of the Company’s current business model.

On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk Nickel (“Norilsk”) for $408.0 million in cash, on a debt-free/cash-free basis, plus a potential post-closing adjustment for net working capital. The Nickel business consists of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The sale of the Nickel business, which is subject to customary closing conditions, is expected to close on or about March 1, 2007.

The Company expects to use the proceeds of the transaction to improve its financial flexibility and strengthen its position to grow operations, including through potential strategic acquisitions and increased new product development. The transaction represents an important step in the Company’s effort to re-tool the existing business model into one that delivers more predictable and sustainable financial results, and better position itself to continue to build long-term value for shareholders. The transaction allows the Company to achieve the following objectives in its strategic transformation into a diversified specialty chemicals and advanced materials company: (i) focus on the Company’s strengths in developing and producing value-added specialty products for customers that serve dynamic markets; (ii) lessen the impact of metal price volatility and improve earnings predictability; and (iii) enhance the Company’s balance sheet and financial flexibility to support the Company’s aggressive growth plans.

The Company will enter into five-year supply agreements with Norilsk for cobalt and nickel raw materials that are critical components for the Company’s Specialties segment products. The transaction allows the Company to partner with Norilsk, the world’s largest producer of nickel and palladium and one of the largest producers of platinum, and provides the Company with a stable supply of cobalt metal through the long-term supply agreements. The complementary geography and operations shortens the supply chain and allows the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s Specialties segment will continue to sell Nickel-based specialty products to end markets in the electronic chemicals industry. In addition, the Company will enter into two-year agency and distribution agreements for nickel salts.

The Specialties segment produces products using unrefined cobalt and other metals including nickel, copper, zinc, manganese and calcium. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, cathodes and powders.

The Company’s business is critically connected to both the price and availability of raw materials. The primary raw material used by the Company is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt reference price and changes in availability from suppliers. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. Fluctuations in the prices of cobalt have been significant in the past and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to pass through to its customers increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.

In addition to the United States, the Company has manufacturing and other facilities in Europe, Africa, Canada and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.

The Company has a 55% interest in a smelter joint venture (“GTL”) in the Democratic Republic of Congo (the “DRC”). The GTL smelter is a primary source for cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture.

Significant Events
Planned Sale of the Nickel business:   On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk for $408 million in cash, on a debt-free/cash-free basis, plus a potential post-closing adjustment for net working capital. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to customary closing conditions. The transaction is expected to close on or about March 1, 2007.

The Nickel business met the criteria to be reported as a discontinued operation in the fourth quarter of 2006. Accordingly, the Nickel segment results of operations have been reclassified to discontinued operations in accordance with U.S. generally accepted accounting principles for all periods presented in the financial statements, accompanying notes to the financial statements, and other information contained in this Form 10-K.

At closing, the Company will enter into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company will enter into two-year agency and distribution agreements for nickel salts.

Senior Subordinated Notes:   On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding 9.25% Senior Subordinated Notes due 2011 (the “Notes”). The Notes will be redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest. In connection with the redemption of the Notes, the Company entered into a second amendment to its Revolving Credit Agreement (the “Revolver”) which, in addition to revolving loans of up to $100 million that were previously available under the Revolver, permits the Company to request additional revolving loans of up to $125 million. Such additional revolving loans may only be used to redeem the outstanding Notes. Such additional revolving loans must be repaid when the Company receives the net proceeds from the pending sale of the Nickel business, but not later than July 31, 2007. The Company may not declare and pay any cash dividends on its common stock at any time during which any additional revolving loans are outstanding.

Products
The Company develops, processes, manufactures and markets specialty chemicals, powders, metals and related products from various base metals feeds, primarily cobalt. The Company’s products leverage the Company’s production capabilities and bring value to its customers through superior product performance. Typically, the Company’s products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. The products frequently are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. The Company’s products are sold in various forms such as solutions, crystals, cathodes and powders.

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

Financial information, including reportable segment and geographic data, is contained in Note 16 to the consolidated financial statements contained in Item 8 of this Annual Report.

Competition
The Company encounters a variety of competitors in each of its product lines, but no single company competes with the Company across all of its existing product lines. For 2006, the Company believes that it was the largest refiner of cobalt and producer of cobalt-based specialty products and the largest producer of electroless nickel plating chemistry for memory disk applications in the world. Competition in these markets is based primarily on product quality, supply reliability, price, service and technical support capabilities. The markets in which the Company participates have historically been competitive and this environment is expected to continue.

Customers
The Company serves approximately 1,900 customers. During 2006, approximately 34% of the Company’s net sales were in Europe, 22% in the Americas and 44% in Asia-Pacific. Sales to Nichia Chemical Corporation represented approximately 19%, 19% and 18% of net sales in 2006, 2005 and 2004, respectively. In addition, sales to Luvata Pori Oy were approximately 11% of net sales in 2006.

While customer demand for the Company’s products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company’s products, generating short-term results that may not be indicative of longer-term trends. Historically, revenues during July and August have been lower than other months due to the summer holiday season in Europe. Furthermore, the Company uses the summer season to perform its annual maintenance shut-down at its refinery in Finland.

Raw Materials
The primary raw material used by the Company in manufacturing its products is unrefined cobalt. Cobalt raw materials include ore, concentrates, slag and scrap. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt reference price and changes in availability from suppliers.

The Company attempts to mitigate changes in prices by passing through to its customers increases in raw material prices by increasing the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt.

A significant portion of the Company’s supply of cobalt historically has been sourced from the DRC, Australia and Finland. Upon closing the transaction to sell the Company’s Nickel business to Norilsk in the first quarter of 2007, the Company will enter into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company will enter into two-year agency and distribution agreements for nickel salts.

Production problems and political and civil instability in certain supplier countries as well as increased demand in developing countries can affect the supply and market price of raw material. Such factors may continue to affect supply and price in the future. During 2006, the reference price of 99.3% cobalt listed in the trade publication, Metal Bulletin, increased from an average of $12.43 per pound in the first quarter of 2006 to an average of $18.66 per pound in the fourth quarter of 2006. In December 2006, the reference price of cobalt increased 40% to an average of $23.64 per pound from an average of $16.94 in November 2006. During 2005, the reference price of 99.3% continued the decline from the prices experienced in early 2004, dropping from an average of $17.26 per pound in the first quarter of 2005 to an average of $12.51 per pound in the fourth quarter of 2005. During 2004, cobalt reference prices ranged from an average of $24.63 per pound in the first quarter, and trended downward to an average of $18.38 per pound in the fourth quarter.

GTL shut down its smelter as scheduled during January of 2005 for approximately four months for maintenance and production improvements. The smelter was re-opened in May of 2005. The Company expects the next extended maintenance shut-down will occur in late 2008 or early 2009.

A graph of the end of the month reference price of 99.3% cobalt (as published in Metal Bulletin magazine) per pound for 2001 through 2006 is as follows:

Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development expenses were approximately $8.1 million for 2006, $8.3 million for 2005 and $7.8 million for 2004.

The Company’s research staff of approximately 56 people conducts research and development in laboratories located in Westlake, Ohio; South Plainfield, New Jersey; Kuching, Malaysia; Manchester, England; Kokkola, Finland and Singapore.

Patents and Trademarks
The Company holds 103 patents comprising 35 patent families and has 31 pending patent applications relating to the manufacturing, processing and use of metal-organic and metal-based compounds. Specifically, the majority of these patents cover proprietary technology for base metal refining, metal and metal oxide powders, catalysts, metal-organic compounds and inorganic salts. The Company does not consider any single patent or group of patents to be material to its business as a whole.

Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2006 and 2005, the Company has environmental reserves of $8.0 million and $8.8 million, respectively.

Ongoing environmental compliance costs, which are expensed as incurred, were approximately $7.1 million in 2006 and $4.9 million in 2005 and include costs relating to waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; groundwater monitoring and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent.

The Company also incurred capital expenditures of approximately $0.8 million and $1.3 million in 2006 and 2005, respectively, in connection with ongoing environmental compliance. The Company anticipates that capital expenditure levels for these purposes will increase to approximately $3.2 million in 2007, as it continues to modify certain processes that may have an environmental impact and undertakes new pollution prevention and waste reduction projects.

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

Employees
At December 31, 2006, the Company had 1,248 full-time employees, of which 217 were located in North America, 464 in Europe, 373 in Africa and 194 in Asia-Pacific. Employees at the Company’s production facilities in Franklin, Pennsylvania and Kuching, Malaysia are non-unionized. Employees at the Company’s facility in Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Company’s facility in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The Belleville union agreement expires December 31, 2007. Employees in the DRC are members of various trade unions. The union agreements have a term of three years expiring in April 2008. The Company believes that relations with its employees are good.

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

WE ARE UNDERGOING A STRATEGIC TRANSFORMATION.
As a result of changes to our strategic direction, we are currently in a transformational period and may make changes, which could be material, to our business, operations, financial condition and results of operations. These changes include the sale of our Nickel business and the possible expansion of our business through acquisitions and new product development. It is impossible to predict what these changes will be and the impact they will have on our future results of operations.

THE PROPOSED SALE OF THE NICKEL BUSINESS COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS OR FINANCIAL CONDITION.
On November 17, 2006, we entered into a definitive agreement to sell our Nickel business. The transaction is subject to customary closing conditions. Any failures or delays in satisfying closing conditions for this divestiture or difficulties in re-deploying the proceeds to minimize the dilutive effect of the sale, including identifying or consummating strategic acquisitions, could have an adverse effect on our operating results or financial condition.

On February 2, 2007, we notified our noteholders that we had called for redemption all of our Notes. The Notes will be redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest. Any failures or delays in satisfying closing conditions for this divestiture could require us to draw on the Company’s Revolving Credit Agreement which may in turn require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, and for other general corporate purposes.

WE MAY EXPAND OUR OPERATIONS THROUGH ACQUISITIONS THAT COULD DIVERT MANAGEMENT’S ATTENTION AND EXPOSE US TO UNANTICIPATED COSTS AND LIABILITIES. WE MAY EXPERIENCE DIFFICULTIES INTEGRATING THE ACQUIRED OPERATIONS, AND WE MAY INCUR COSTS RELATING TO POTENTIAL ACQUISITIONS THAT ARE NEVER CONSUMMATED.
Our strategy anticipates growth through future acquisitions. However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services and key information processing systems. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize. We may also incur costs and divert management attention as regards potential acquisitions that are never consummated.

There may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. Indemnities and warranties obtained from the seller may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

EXTENDED BUSINESS INTERRUPTION AT OUR FACILITIES COULD HAVE AN ADVERSE IMPACT ON OPERATING RESULTS.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. Any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Kokkola, Finland facility is the primary refining and production facility for our products. The GTL smelter in the DRC is a primary source for cobalt raw material feed. Our Cleveland, Ohio facility serves as our corporate headquarters. These facilities are critical to our business, and a fire, flood, earthquake or other disaster or condition that damaged or destroyed any of these facilities could disable them. Any such damage to, or other condition interfering with the operation of, these facilities would have a material adverse effect on our business, financial position and results of operations. Our insurance coverage may not be adequate to fully cover the potential risks described above. In addition, our insurance coverage may become more restrictive and/or increasingly costly, and there can be no assurance that we will be able to maintain insurance coverage in the future at an acceptable cost or at all.

WE ARE AT RISK FROM FLUCTUATIONS IN THE PRICE OF OUR PRINCIPAL RAW MATERIALS.
Cobalt is the principal raw material we use in manufacturing base metal chemistry products, and the cost of cobalt fluctuates due to actual or perceived changes in supply and demand, changes in the reference price and changes in availability from suppliers. Fluctuations in the prices of cobalt have been significant in the past and we believe price fluctuations are likely to occur in the future. Our ability to pass increases in raw material prices through to our customers by increasing the prices of our products is an important factor in our business. The extent of our profitability depends, in part, on our ability to maintain the differential between our product prices and raw material prices, and we cannot guarantee that we will be able to maintain an appropriate differential at all times.

We may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when cobalt and other raw material prices decrease. In periods of raw material metal price declines or declines in the selling price of the Company’s finished products, inventory carrying values could exceed the amount the Company could realize on sale, resulting in a charge against inventory that could adversely affect our operating results.

WE ARE AT RISK FROM UNCERTAINTIES IN THE SUPPLY OF SOME OF OUR PRINCIPAL RAW MATERIALS.
There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Australia, Finland and Russia, may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country. If a substantial interruption should occur in the supply of cobalt from the DRC or elsewhere, we may not be able to obtain as much cobalt from other sources as would be necessary to satisfy our requirements at prices comparable to our current arrangements and our operating results could be adversely impacted.

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

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION AND MAY INCUR UNANTICIPATED COSTS OR LIABILITIES ARISING OUT OF ENVIRONMENTAL MATTERS.
We are subject to stringent laws and regulations relating to the storage, handling, disposal, emission and discharge of materials into the environment, and we have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, we may from time to time be subjected to claims for personal injury, property damages or natural resource damages made by third parties or regulators. Our annual environmental compliance costs were $7.1 million in 2006. In addition, we made capital expenditures of approximately $0.8 million in 2006 in connection with environmental compliance.

As of December 31, 2006, we had reserves of $8.0 million for environmental liabilities. However, given the many uncertainties involved in assessing liability for environmental claims, our current reserves may prove to be insufficient. We continually evaluate the adequacy of our reserves and adjust reserves when determined to be appropriate. In addition, our current reserves are based only on known sites and the known contamination on those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could require us to make additional expenditures for environmental remediation or could result in exposure to claims in the future.

CHANGES IN ENVIRONMENTAL, HEALTH AND SAFETY REGULATORY REQUIREMENTS COULD AFFECT SALES OF THE COMPANY’S PRODUCTS.
New or revised governmental regulations relating to health, safety and the environment may affect demand for our products. The European Union’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation, for example, could affect the Company’s ability to sell certain products. REACH will establish a new system to register and evaluate chemicals manufactured in, or imported to, the European Union and will require additional testing, documentation and risk assessments for the chemical industry. Such new or revised regulations may result in heightened concerns about the chemicals involved and in additional requirements being placed on the production, handling, or labeling of the subject chemicals and may increase the cost of producing them and/or limit the use of such products, which could lead to a decrease in demand.

SEC INVESTIGATION.
As previously disclosed, the SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by us of an internal investigation. This internal investigation was conducted in 2003 and 2004 by the audit committee of our board of directors in connection with the previous restatement of our financial results for the periods prior to December 31, 2003. We are cooperating fully with the SEC informal investigation, but we cannot assure you that the SEC’s Division of Enforcement will not take any action that would adversely affect us.

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
We have initiated a multi-year ERP project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes. During the first quarter of 2007, we will complete implementation at the first location. We will continue to implement the ERP system in a phased approach through 2009. The implementation of the ERP system has the potential to disrupt our business by delaying the processing of key business transactions. In addition, the implementation of the ERP system may take longer than anticipated or be more costly than originally estimated.

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

WE OPERATE IN VERY COMPETITIVE INDUSTRIES.
We have many competitors. Some of our principal competitors have greater financial and other resources and greater brand recognition than we have. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. As a result of the competitive environment in the markets in which we operate, we currently face and will continue to face pressure on the sales prices of our products from competitors and large customers. With these pricing pressures, we may experience future reductions in the profit margins on our sales, or may be unable to pass on future raw material price or operating cost increases to our customers, which also would reduce profit margins. In addition, we may encounter increased competition in the future, which could have a material adverse effect on our business. Since we conduct our business mainly on a purchase order basis, with few long-term commitments from our customers, this competitive environment could give rise to a sudden loss of business.

INDUSTRY CONSOLIDATION MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS.
There has been a trend toward industry consolidation in our markets. We believe that industry consolidation may result in stronger competitors with greater financial and other resources that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results and financial condition.

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES.
Our key personnel are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain key personnel and other capable management personnel. It is particularly important that we maintain our senior management group that is responsible for implementing our strategic transformation. Although we believe that we will be able to attract and retain talented personnel and replace key personnel should the need arise, our inability to do so could make it difficult to meet key objectives and disrupt the operations of our operations.

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

INADEQUATELY PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS MAY ALLOW OTHER COMPANIES TO COMPETE DIRECTLY AGAINST US, OR WE MIGHT BE FORCED TO DISCONTINUE SELLING CERTAIN PRODUCTS.
We rely on U.S. and foreign patents and trade secrets to protect our intellectual property. We attempt to protect and restrict access to our trade secrets and proprietary information, but it may be possible for a third party to obtain our information and develop similar technologies.

If a competitor infringes upon our patent or other intellectual property rights, enforcing those rights could be difficult, expensive and time-consuming, making the outcome uncertain. Even if we are successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be costly and could divert management’s attention.

In 2006, we filed a lawsuit relating to the use by a third-party of proprietary information. If we are not successful in this lawsuit, there could be an adverse effect on our sales of related products in the future.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.
Our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts. Furthermore, speculation in the press or investment community about our strategic position, direction or pace of our strategic transformation, financial condition, results of operations, business, or significant transactions can cause changes in our stock price. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future.

Item 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2.	Properties
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. The land on which the Kokkola, Finland (“KCO”) production facility is located is leased under an agreement which expires in 2091, the land on which the Malaysian facility is located is leased under an agreement which expires in 2056 and the Singapore lease expires in 2011. Otherwise, the land associated with the Company’s remaining manufacturing facilities is owned by the Company. The depreciation lives of fixed assets do not exceed the lives of the land leases.

The Company’s KCO production facility is situated on property owned by Boliden Kokkola Oy. KCO and Boliden Kokkola Oy share certain physical facilities, services and utilities under agreements with varying expiration dates.

Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, is set forth below:

		Facility	Approximate
Location	Segment	Function*	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	Specialties	M	116,000	joint venture (55% owned)
North America:
Cleveland, Ohio	Corporate	A	24,500	leased
Westlake, Ohio	Specialties	A, R	35,200	owned
Belleville, Ontario	Specialties	M	38,000	owned
Franklin, Pennsylvania	Specialties	M	331,500	owned
Newark, New Jersey	Specialties	A, R	32,000	owned
South Plainfield, New Jersey	Specialties	A, R	18,400	leased
Asia-Pacific:
Kuching, Malaysia	Specialties	M, A, R, W	55,000	leased
Tokyo, Japan	Specialties	A	2,300	leased
Taipei, Taiwan	Specialties	A	2,350	leased
Suzhou, China	Specialties	M, A W	85,530	owned
Singapore	Specialties	M, A, R	5,375	leased
Europe:
Manchester, England	Specialties	M, A, R	73,300	owned
Kokkola, Finland	Specialties	M, A, R	470,000	owned

*	M — Manufacturing/refining; A — Administrative; R — Research and Development; W — Warehouse

Item 3.	Legal Proceedings
James P. Mooney ceased to be employed as the Company’s Chief Executive Officer in January 2005. On November 21, 2005, the Company brought suit against Mr. Mooney in the U.S. District Court for the Middle District of Florida seeking disgorgement of certain bonuses and profits he received during his tenure as Chief Executive Officer and filed a declaratory judgment asking the court to determine if Mr. Mooney’s termination should be considered “with cause” such that he would not be entitled to any severance benefits. Mr. Mooney asserted a counterclaim against the Company seeking damages based on additional bonuses he alleged he was owed and other additional payments he claimed he was entitled to under his employment agreement and for the release of shares of stock which the Company has held pending the resolution of its claims. The Company and Mr. Mooney entered into a Settlement Agreement and Release with respect to all pending claims in this litigation on February 23, 2007. The terms of the settlement include: (i) a payment to Mr. Mooney of $56,000 per month for the remainder of his life in settlement of his claims for nonqualified retirement benefits under a supplemental executive retirement plan and a benefit restoration plan maintained by the Company, and (ii) a lump-sum payment to Mr. Mooney of $6.0 million. The settlement imposes certain non-compete and non-solicitation obligations on Mr. Mooney.

The SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of the internal investigation conducted in 2003 and 2004 by the audit committee of the Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for periods prior to December 31, 2003. The Company is cooperating fully with the SEC informal investigation.

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
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2006 fiscal year.

Executive Officers of the Registrant
The information under this item is being furnished pursuant to General Instruction G of Form 10-K.

There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

Joseph M. Scaminace — 53

•	Chairman and Chief Executive Officer, August 2005

•	Chief Executive Officer, June 2005

•	President, Chief Operating Officer and Board Member, The Sherwin-Williams Company 1999-2005

Kenneth Haber — 56

•	Chief Financial Officer, March 2006

•	Interim Chief Financial Officer, November 2005 — March 2006

•	Owner and President, G&H Group Company, dba Partners in Success, May 2000 — March 2006

Valerie Gentile Sachs — 51

•	Vice President, General Counsel and Secretary, September 2005

•	Executive Vice President, General Counsel and Secretary, Jo-Ann Stores, Inc., 2003-2005

•	General Counsel, Marconi plc, 2002-2003.

•	Executive Vice President and General Counsel, Marconi Communications, Inc., the operating company for Marconi, plc in the Americas, April 2001 to March 2002, and Vice President and General Counsel, November 2000 to April 2001.

Marcus P. Bak — 43

•	Vice President and General Manager, Nickel Group, January 2003

•	President, OMG Harjavalta Nickel Oy, October 2002 — January 2003

•	Vice President and General Manager, OMG Powdered Metals, January 2000 — October 2002

Stephen D. Dunmead — 43

•	Vice President and General Manager, Specialties Group, January 2006

•	Vice President and General Manager, Cobalt Group, August 2003 — January 2006

•	Corporate Vice President of Technology, 2000 — August 2003

Gregory J. Griffith — 51

•	Vice President, Strategic Planning, Development and Investor Relations, February 2007

•	Vice President, Corporate Affairs and Investor Relations, October 2005 — February 2007

•	Director of Investor Relations, July 2002 — October 2005

•	Director, Corporate Communications, Great Lakes Chemical Corporation 1999 — 2002

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2006, the approximate number of record holders of the Company’s common stock was 1,443.

The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2006
	Sales Price		Cash
	High	Low	Dividend

First quarter	$23.85	$17.12	$—
Second quarter	$34.32	$23.14	$—
Third quarter	$44.70	$30.13	$—
Fourth quarter	$59.75	$43.28	$—

	2005
	Sales Price		Cash
	High	Low	Dividend

First quarter	$33.36	$27.47	$—
Second quarter	$31.36	$19.35	$—
Third quarter	$24.95	$18.62	$—
Fourth quarter	$20.42	$12.35	$—

Performance Comparisons
The chart set forth below compares our cumulative total stockholder return to that of (1) the Standard & Poor’s 500 Index and (2) the S&P Specialty Chemicals Index. In all cases, the information assumes $100 invested on December 31, 2001 and is presented on a dividends-reinvested basis. The table does not forecast performance of our common stock.

Comparison of Five-Year Cumulative Total Return among OM Group, Inc., the S&P 500 Index and the S&P Specialty Chemicals Index

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
OM Group, Inc.	$100.00	$11.03	$39.57	$48.98	$28.34	$68.41
S&P 500 Index	100.00	78.03	98.36	107.25	110.66	125.70
S&P Specialty Chemicals Index	100.00	112.56	131.47	149.10	152.53	183.74

Item 6.	Selected Financial Data

	Year Ended December 31,
	2006		2005	2004		2003	2002
(In millions, except per share data)

Income Statement Data:
Net sales	$660.1		$617.5	$689.5		$417.4	$385.7
Cost of products sold	475.4		516.5	468.9		304.4	376.3

Gross profit	184.7		101.0	220.6		113.0	9.4
Selling, general and administrative expenses	109.4		75.9	116.2		185.6	122.1

Income (loss) from operations	$75.3		$25.1	$104.4		$(72.6)	$(112.7)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$23.6		$(12.4)	$40.1		$(102.6)	$(140.2)
Income (loss) of discontinued operations, net of tax	192.2		49.0	88.5		186.3	(68.6)
Cumulative effect of a change in accounting principle	0.3		2.3	—		—	—

Net income (loss)	$216.1		$38.9	$128.6		$83.7	$(208.8)

Net income (loss) per common share — basic:
Continuing operations	$0.80		$(0.43)	$1.41		$(3.62)	$(5.00)
Discontinued operations	6.55		1.71	3.11		6.57	(2.45)
Cumulative effect of change in accounting principle	0.01		0.08	—		—	—

Net income (loss)	$7.36		$1.36	$4.52		$2.95	$(7.45)

Net income (loss) per common share — assuming dilution:
Continuing operations	$0.80		$(0.43)	$1.40		$(3.62)	$(5.00)
Discontinued operations	6.50		1.71	3.09		6.57	(2.45)
Cumulative effect of a change in accounting principle	0.01		0.08	—		—	—

Net income (loss)	$7.31		$1.36	$4.49		$2.95	$(7.45)

Dividends declared and paid per common share	$—		$—	$—		$—	$0.42
Ratio of earnings to fixed charges(a)	2.5	x	—	2.5	x	—	—
Balance Sheet Data:
Total assets	$1,618.2		$1,220.3	$1,334.7		$1,211.4	$2,105.3
Long-term debt, excluding current portion(b)	$1.2		$416.1	$24.7		$430.5	$1,195.6

(a)	The ratio of earnings to fixed charges has been recalculated for all periods presented to reflect the Nickel business as discontinued operations. Earnings were inadequate to cover fixed charges by $16.6 million, $96.1 million and $162.8 million in 2005, 2003 and 2002, respectively.

(b)	Amount in 2006 excludes the $400.0 million of outstanding Notes. On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding Notes. The Notes will be redeemed on March 7, 2007. Amount in 2004 excludes the $400.0 million of Notes, which were then in default and classified as current.

Results for 2006 include a $12.0 million gain related to the sale of common shares of Weda Bay Minerals, Inc. The net book value of the investment was zero due to a permanent impairment charge recorded in prior years. Results for 2006 also include a $3.2 million charge for the settlement of litigation related to the former chief executive officer’s termination. Income tax expense for 2006 includes $14.1 million to provide additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries in connection with the Company’s planned redemption of the Notes in March 2007.

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

Overview
The Company is a leading, vertically integrated international producer and marketer of value-added, metal-based specialty chemicals and related materials. The Company applies proprietary technology to unrefined cobalt and other raw materials to market more than 775 different product offerings to approximately 1,900 customers in over 40 industries.

The Company’s business is critically connected to both the price and availability of raw materials. The primary raw material used by the Company is unrefined cobalt. Cobalt raw materials include ore, concentrates, slag and scrap. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand, changes in cobalt reference prices and changes in availability from suppliers. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of producers. Fluctuations in the price of cobalt have been significant in the past and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to pass through to its customers increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.

The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.

On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk for $408 million in cash, on a debt-free/cash-free basis, plus a potential post-closing adjustment for net working capital. The transaction, which has been unanimously approved by the Boards of Directors of both companies, is subject to customary closing conditions. The transaction is expected to close on or about March 1, 2007.

The Nickel business met the criteria to be reported as a discontinued operation in the fourth quarter of 2006 and, accordingly, the Nickel business results of operations have been reclassified to discontinued operations in accordance with U.S. generally accepted accounting principles for all periods presented.

At closing, the Company will enter into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company will enter into two-year agency and distribution agreements for nickel salts.

Overall operating results for 2006, 2005 and 2004
Set forth below is a summary of the Statements of Consolidated Income for the years ended December 31,

(Millions of dollars & percent of net sales)	2006		2005		2004

Net sales	$660.1		$617.5		$689.5
Cost of products sold	475.4		516.5		468.9

Gross profit	184.7	28.0%	101.0	16.4%	220.6	32.0%
Selling, general and administrative expenses	109.4	16.6%	75.9	12.3%	116.2	16.9%

Income (loss) from operations	75.3	11.4%	25.1	4.1%	104.4	15.1%
Other expense, net (including interest expense)	(14.8)		(42.9)		(42.3)
Income tax expense	(30.6)		(1.7)		(20.6)
Minority interest share of (income) loss	(6.3)		7.1		(1.4)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	23.6		(12.4)		40.1
Income from discontinued operations, net of tax	192.2		49.0		88.5

Income before cumulative effect of change in accounting principle	215.8		36.6		128.6
Cumulative effect of change in accounting principle	0.3		2.3		—

Net income	$216.1		$38.9		$128.6

2006 operating results compared to 2005
Net sales increased $42.6 million, or 6.9%, to $660.1 million for the year ended December 31, 2006, compared with $617.5 million for the year ended December 31, 2005. The increase in net sales was primarily due to increased copper by-product sales ($40.6 million), sales related to the March 2006 acquisition of Plaschem ($10.8 million) and a favorable shift in product mix ($5.2 million). The increase in copper by-product sales was due to the increase in the average copper price in 2006 compared with 2005 and an increase in copper by-product volume. These increases were partially offset by lower product selling prices ($18.9 million) caused primarily by lower cobalt reference prices in the first half of 2006 compared with 2005.

Gross profit increased to $184.7 million in 2006 compared with $101.0 million in 2005. Margins increased to 28.0% from 16.4% primarily due to the sale of cobalt finished goods manufactured using lower cost raw materials that were purchased before the increase in cobalt metal prices which occurred throughout 2006 ($31.2 million). Also impacting gross profit were increased copper by-product sales ($23.9 million) and a favorable shift in product mix ($10.9 million). In addition, 2005 included the $9.4 million negative impact related to the scheduled maintenance shut-down of the smelter in the DRC.

Selling, general and administrative expenses increased to $109.4 million in 2006 compared with $75.9 million in 2005. Selling, general and administrative expenses in 2006 include $4.7 million of increased employee incentive compensation expense triggered by increased profitability in 2006, a $3.2 million charge for the settlement of litigation related to the former chief executive officer’s termination, a $1.7 million increase in share-based compensation, environmental charges of $4.2 million and an additional $1.0 million reserve against the note receivable from one of our joint venture partners in the DRC. Selling, general and administrative expenses in 2005 included $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action litigation, $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation and income of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002. In addition, 2005 included an $8.9 million charge related to the former chief executive officer’s departure, a $4.2 million charge to establish a reserve against the notes receivable from one of our joint venture partners in the DRC and environmental charges of $2.8 million.

Other expense, net decreased $28.1 million to $14.8 million in 2006 compared with $42.9 million in 2005. The decrease was primarily due to a $12.2 million gain in 2006 related to the sale of the Company’s investment in Weda Bay (See Note 1 to the Consolidated Financial Statements in this Form 10-K) and a $6.7 million increase in interest income in 2006 compared with 2005 due to the higher average cash balance. In addition, other expense, net was also impacted by foreign exchange gains of $3.7 million in 2006 compared with a foreign exchange loss of $4.6 million in 2005.

Income tax expense in 2006 was $30.6 million on pre-tax income of $60.5 million, compared with income tax expense in 2005 of $1.7 million on a pre-tax loss of $17.8 million. The 2006 effective rate is higher than the statutory rate in the United States (35%) due primarily to additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries as of December 31, 2006. The taxes provided on such earnings were partially offset by the reversal of the valuation allowance against certain operating loss carryforwards. Previously, the Company’s intent was for such earnings to be reinvested by the subsidiaries indefinitely. However, due primarily to the planned redemption of the Notes in March 2007, the Company now plans to repatriate such undistributed earnings to the United States during 2007. The effective tax rate was also negatively impacted by losses in the United States with no corresponding tax benefit. These increases to the effective tax rate were partially offset by income earned in tax jurisdictions with lower statutory tax rates (primarily Finland at 26%) and a tax “holiday” in Malaysia. Also in 2006, the strengthening Euro compared with the US dollar positively impacted the effective tax rate, as the Company’s statutory tax liability in Finland is calculated and payable in Euros but is remeasured to the US dollar functional currency for preparation of the consolidated financial statements. The 2005 expense results primarily from profitability of the Company’s Kokkola, Finland operations and no tax benefit from losses in the US. In addition, the effective income tax rate in 2005 was negatively impacted by the weakening Euro compared with the US dollar.

Minority interest share of (income) loss relates to the Company’s 55%-owned smelter joint venture in the DRC. The minority partner’s income in 2006 reflects production and shipments throughout the year, whereas the losses in 2005 were attributable to the scheduled extended maintenance shut-down of the GTL smelter from January through May 2005. The Company expects the next extended maintenance shut-down of the GTL smelter will occur in late 2008 or early 2009.

Income from discontinued operations for 2006 was $192.2 million, of which $186.4 million relates to the Nickel business and $5.8 million relates to retained liabilities of the Company’s former Precious Metals Group (“PMG”), which was sold in 2003. Income from discontinued operations for 2005 was $49.0 million, of which $39.6 million relates to the Nickel business and $9.4 million relates to PMG.

Income included in discontinued operations related to the Nickel business increased to $186.4 million in 2006 compared with $39.6 million in 2005. The increase was primarily due to a higher average nickel price ($116.9 million), the impact of favorable raw material pricing ($44.3 million) and favorable nickel hedging transactions ($28.3 million). Favorable raw material pricing was primarily due to the rapid increase in nickel price and the resulting impact of selling inventory purchased at lower prices. These increases were partially offset by a $35.1 million increase in income tax expense due to the increased earnings.

The Company recorded income from the discontinued operations of PMG of $5.8 million in 2006 primarily due to the reversal of a $4.6 million tax contingency accrual included in Retained Liabilities of Businesses Sold and a $2.4 million gain on the sale of a former PMG building that had been fully depreciated, both offset by foreign exchange losses of $1.8 million from remeasuring Euro-denominated liabilities to U.S. dollars. The Company recorded income from non-Nickel discontinued operations of $9.4 million in 2005 primarily due to the reversal of a $5.5 million tax contingency accrual included in Retained Liabilities of Businesses Sold, a $1.6 million tax refund related to PMG, and a reduction in Retained Liabilities of Businesses Sold attributable to foreign exchange gains of $1.6 million from remeasuring Euro-denominated liabilities to U.S. dollars.

Net income in 2006 includes $0.3 million of income related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R, “Share-Based Payments.” See further discussion of the adoption of SFAS No. 123R in Note 2 to the Consolidated Financial Statements in this Form 10-K. Net income in 2005 includes $2.3 million of income related to the cumulative effect of a change in accounting principle for the adoption of FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” The adoption of FIN No. 47 only impacted the Company’s Cawse mine which is included in discontinued operations in the consolidated financial statements for all periods presented.

Net income was $216.1 million, or $7.31 per diluted share, in 2006 compared with $38.9 million, or $1.36 per diluted share, in 2005, due primarily to the aforementioned factors.

2005 operating results compared to 2004
Net sales decreased $72.0 million, or 10.4%, to $617.5 million for the year ended December 31, 2005, compared with $689.5 million for the year ended December 31, 2004. The decrease in net sales was primarily due to lower product selling prices caused by lower cobalt metal prices in 2005 compared with 2004. During 2005, the reference price of 99.3% cobalt continued to decline, dropping from an average of $17.26 per pound in the first quarter of 2005 to an average of $12.51 per pound in the fourth quarter of 2005. During 2004, cobalt reference prices averaged $24.63 per pound in the first quarter, and trended downward to an average of $18.38 per pound in the fourth quarter.

Gross profit decreased to $101.0 million in 2005 compared with $220.6 million in 2004. Margins decreased to 16.4% from 32.0% primarily due to the sale of cobalt finished goods manufactured using higher cost raw materials purchased before the overall decrease in cobalt metal prices discussed above ($50.8 million) and the effect of declining cobalt prices throughout 2005 compared to the opposite effect in 2004 ($23.5 million). In addition, gross profit was also adversely impacted by higher manufacturing costs ($18.5 million) primarily due to higher costs for petroleum-based products and process chemicals and decreased operating results at the DRC smelter ($17.1 million) primarily due to the scheduled maintenance shut-down and lower cobalt prices.

Selling, general and administrative expenses decreased by $40.3 million to $75.9 million in 2005 compared with $116.2 million in 2004. The decrease was primarily due to $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action litigation and $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation compared with a charge of $7.5 million related to the shareholder derivative lawsuits in 2004. Legal and professional fees decreased $5.4 million in 2005 compared with 2004 due to higher costs in 2004 associated with the restatement process, audit committee investigation and implementation of processes to comply with Sarbanes-Oxley requirements. In addition, 2005 also includes income of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002. These positive factors were partially offset by an $8.9 million charge related to the former chief executive officer’s departure in 2005 and a $4.2 million charge to establish a reserve against the notes receivable from our joint venture partner in the DRC. Selling, general and administrative expense for 2004 included $4.9 million for executive compensation awards, of which $3.4 million related to the departure in 2004 of the Company’s former chief financial officer, who was employed from 2002 to 2004.

Other expense, net was $42.9 million in 2005 compared with $42.3 million in 2004. Both amounts include primarily interest expense.

Income tax expense in 2005 was $1.7 million on a pre-tax loss of $17.8 million. The 2005 income tax expense results primarily from profitability of the Company’s Kokkola, Finland operations and no tax benefit from losses in the US. In addition, the effective income tax rate in 2005 was negatively impacted by the weakening Euro compared to the US dollar. Income tax expense in 2004 was $20.6 million on pre-tax income of $62.2 million. The effective rate is lower than the statutory rate in the United States (35%) due primarily to income earned in tax jurisdictions with lower statutory tax rates (primarily Finland at 26%) and a tax “holiday” in Malaysia. Also in 2004, the strengthening Euro compared to the US dollar positively impacted the effective tax rate, as the Company’s statutory tax liability in Finland is calculated and payable in Euros but is remeasured to the US dollar functional currency for preparation of the consolidated financial statements. Other positive factors in 2005 included a change in the Finnish statutory tax rate from 29% to 26%, resulting in a benefit of $1.7 million from applying the new rate to existing deferred income tax balances, and a benefit of $1.7 million related to Malaysian income taxes that were subsequently refunded to the Company. These positive factors were partially offset by the negative impact of losses in the United States with no corresponding tax benefit.

Minority interest share of losses in 2005 were attributable to the scheduled extended maintenance shut-down of the GTL smelter and delayed shipments out of the DRC due primarily to distribution issues. In 2004, the GTL smelter was profitable due to a full year of production and the benefit of higher cobalt prices.

Income included in discontinued operations related to the Nickel business decreased $46.0 million to $39.6 million in 2005 compared with $85.6 million in 2004. The decrease was primarily due to higher manufacturing expenses at the Finland nickel refinery ($24.3 million) and the Cawse mine ($12.9 million). The increases at the Finland nickel refinery were primarily due to lower production caused by a lack of raw material feed resulting in higher costs per unit produced and higher smelting costs due to a new tolling agreement. The decrease was also due to lower by-product credits ($13.9 million) as a result of the lower cobalt prices, higher energy costs, lower feed grade from Cawse and a lower of cost or market charge of $6.1 million in the second and third quarters of 2005. These factors were partially offset by a higher average nickel price in 2005 ($13.9 million) and the July 2004 mechanical failure at Cawse that negatively impacted operating profit in 2004 ($7.0 million).

During 2003, the Company completed the sale of SCM Metal Products (“SCM”) and PMG. The Company recorded income from these discontinued operations of $9.4 million in 2005 primarily related to the reversal of a $5.5 million tax contingency accrual, a $1.6 million tax refund related to PMG and a reduction in Retained Liabilities of Businesses Sold attributable to foreign exchange gains of $1.6 million from remeasuring Euro-denominated liabilities to U.S. dollars. During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of PMG. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil. If the ultimate outcome of this contingency is unfavorable, the loss, based on current exchange rates, would be $6.1 million. Income from discontinued operations in 2004 includes $2.9 million that relates to reductions in estimates of environmental and closure accruals established in connection with the sale of the SCM business in 2003 and the exit of the Company’s closed manufacturing facilities in St. George, Utah and Midland, Michigan.

Net income in 2005 includes $2.3 million of income related to the cumulative effect of a change in accounting principle for the adoption of FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” The adoption of EITF No. 04-6 only impacted the Company’s Cawse mine which is included in discontinued operations in the consolidated financial statements for all periods presented.

Net income was $38.9 million, or $1.36 per diluted share, in 2005 compared with $128.6 million, or $4.49 per diluted share, in 2004, due primarily to the aforementioned factors.

Segment Information
2006 operating results compared to 2005
Specialties
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2006	2005	Change

First Quarter	$12.43	$17.26	$(4.83)
Second Quarter	$14.43	$15.03	$(0.60)
Third Quarter	$15.59	$13.41	$2.18
Fourth Quarter	$18.66	$12.51	$6.15
Full Year	$15.22	$14.55	$0.67

The following table summarizes the percentage of sales dollars by end market:

	2006	2005	Change

Batteries	25%	26%	−1%
Chemical	16%	15%	1%
Electronic Chemical	13%	10%	3%
Tire	8%	9%	−1%
Powder Metallurgy	9%	12%	−3%
Coatings	7%	8%	−1%
Other	22%	20%	2%

Specialties net sales increased to $660.1 million in 2006 from $617.5 million in 2005. Increased copper by-product sales ($40.6 million) and sales related to the March 2006 acquisition of Plaschem ($10.8 million) and a favorable shift in product mix ($5.2 million) contributed to the increase in net sales for 2006. The increase in copper by-product sales was primarily due to the increase in the average copper price in 2006 compared with 2005 and an increase in copper by-product volume. These increases to net sales were partially offset by lower product selling prices caused primarily by the decrease in cobalt reference prices in the first half of 2006 compared with 2005 ($18.9 million).

Operating profit for 2006 was $115.3 million compared with $36.1 million in 2005. The average quarterly reference price of cobalt declined from $20.78 in the second half 2004 to $14.55 in 2005 compared with an increase from an average price of $12.96 in the second half of 2005 to an average price of $15.22 in 2006. As a result, cobalt raw material margins in 2006 were favorable compared with 2005 ($31.2 million). Operating profit was positively impacted by an increase in copper by-product sales ($23.9 million), a favorable shift in product mix ($10.9 million)

and the impact of increased volume ($8.9 million). In addition, operating profit in 2005 included the $9.4 million negative impact of the scheduled maintenance shut-down at the smelter in the DRC.

Corporate expenses
Corporate expenses for 2006 were $40.1 million compared with $11.0 million in 2005. Corporate expenses in 2005 included $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action litigation, $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation and income of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002. In addition, 2005 included an $8.9 million charge related to the former chief executive officer’s departure. The remaining increase in 2006 is primarily due to increased employee incentive compensation expense ($2.3 million) triggered by increased profitability and an additional charge ($3.2 million) related to the settlement reached in 2006 related to the former chief executive officer’s termination. These increased costs were partially offset by decreased corporate aircraft expense ($1.5 million) and decreased legal expense ($1.2 million).

2005 operating results compared to 2004
Specialties
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2005	2004	Change

First Quarter	$17.26	$24.63	$(7.37)
Second Quarter	$15.03	$24.91	$(9.88)
Third Quarter	$13.41	$23.17	$(9.76)
Fourth Quarter	$12.51	$18.38	$(5.87)
Full Year	$14.55	$22.76	$(8.21)

The following table summarizes the percentage of sales dollars by end market:

	2005	2004	Change

Batteries	26%	35%	−9%
Chemical	15%	17%	−2%
Electronic Chemical	10%	7%	3%
Tire	9%	8%	1%
Powder Metallurgy	12%	12%	—
Coatings	8%	7%	1%
Other	20%	14%	6%

Specialties segment net sales decreased to $617.5 million in 2005 from $689.5 million in 2004, primarily due to lower product selling prices caused by the decrease in cobalt reference prices in 2005 compared with 2004 ($82.7 million). In addition, an overall decline in sales volumes was more than offset by a favorable shift in product mix ($13.1 million) and increased sales of memory disk products ($9.3 million).

Operating profit for 2005 was $36.1 million compared to $158.7 million in 2004. The decrease was primarily due to the sale of finished goods manufactured using higher cost raw materials that were purchased before the decrease in metal prices which occurred throughout 2005 ($50.8 million) and the impact of lower cobalt metal prices ($23.5 million). In addition, operating profit was also adversely impacted by higher manufacturing costs ($18.5 million) primarily due to higher costs for petroleum-based products and process chemicals. Operating profit was also impacted by decreased operating results at the smelter in the DRC ($17.1 million) primarily due to the scheduled maintenance shut-down and lower cobalt prices. During the fourth quarter of 2005, the Company identified irregularities in inventory valuation at a foreign subsidiary resulting in a write-down of approximately $2.0 million. In addition, the Company recorded a $4.2 million charge to establish a reserve against the note receivable from our joint venture partner in the DRC. Operating profit in 2004 included the benefit of increasing cobalt prices, resulting in the sale of finished goods manufactured using lower cost raw materials.

See Note 16 to the consolidated financial statements included in Item 8 of this Annual Report for a reconciliation of segment operating profit (loss) to consolidated income from continuing operations before income taxes and minority interests.

Corporate expenses
Corporate expenses for 2005 were $11.0 million compared with $54.3 million in 2004. Selling general and administrative expenses for 2005 include $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action and derivative lawsuits, $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation, and income of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002, partially offset by an $8.9 million severance charge related to the former chief executive officer. Selling, general and administrative expense for 2004 included a $7.5 million charge related to the shareholder derivative lawsuits and $4.9 million for executive compensation expense, of which $3.4 million related to the departure in 2004 of the Company’s former chief financial officer, who was employed from 2002 to 2004. In addition, legal and professional fees decreased $5.4 million in 2005 compared with 2004 due to increased costs in 2004 associated with the restatement process, audit committee investigation and implementation of processes to comply with Sarbanes-Oxley requirements.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized in the following table (in millions):

Cash Flow Summary

	2006	2005	change

Net cash provided by (used for):
Operating activities	$95.0	$(7.4)	$102.4
Investing activities	(18.0)	(8.9)	(9.1)
Financing activities	(5.7)	(5.6)	(0.1)
Effect of exchange rate changes on cash	4.6	(5.3)	9.9
Discontinued operations-net cash used for operating activities	107.4	123.8	(16.4)
Discontinued operations-net cash used for investing activities	(15.6)	(8.8)	(6.8)

Net change in cash and cash equivalents	$167.7	$87.8	$79.9

The $102.4 million increase in net cash provided by operating activities was primarily due to the positive cash flow impact of income from continuing operations before accounting changes of $23.6 million in 2006 compared with a loss of $12.4 million in 2005; a $74.0 million payment in 2005 related to settlement of the shareholder litigation; an increase in accounts payable during the 2006 period compared to 2005 which resulted in a cash flow change of $62.9 million; and the change in accrued income taxes during 2006 compared to 2005 ($15.2 million). These positive factors were partially offset by the negative cash flow impact of an increase in inventories during 2006 compared with a decrease in inventories during 2005 ($95.0 million). The increase in inventories in 2006 was due primarily to higher cobalt metal prices at December 31, 2006 compared to a year ago, and corresponded with the increase in accounts payable in 2006. The increase in accrued income taxes in 2006 was due to higher earnings compared to a year ago.

Higher cash used in investing activities in 2006 was due primarily to the acquisition of Plaschem in March 2006 ($5.4 million, net of cash acquired) and loans to non-consolidated joint ventures in 2006 of $6.9 million, compared with proceeds from the collection of notes receivable of $5.5 million in 2005. Investing activities in 2006 also include proceeds of $12.2 million from the sale the Company’s investment in Weda Bay. Capital expenditures were $14.5 million in 2006 compared with $13.4 million in 2005

In 2006, financing activities include proceeds from the exercise of stock options of $11.6 million, compared with $0.1 million in 2005. The cash inflow from the exercise of stock options in 2006 was offset by the repayment of the $17.3 million note payable with a Finnish bank.

Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At December 31, 2006, there were no borrowings outstanding under the Revolver and the Company was in compliance with all covenants.

The Company has outstanding $400.0 million of 9.25% Senior Subordinated Notes (the “Notes”) that mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Notes (See Note 17 to the Consolidated Financial Statements in this Form 10-K). At December 31, 2006, the fair value of the Notes, based upon the quoted market price, approximated $416.0 million.

On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding Notes. The Notes will be redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest. In connection with the redemption of the Notes, the Company entered into a second amendment to its Revolver which allows additional revolving loans of up to $125 million. Such additional revolving loans may only be used to redeem the Notes. Such additional revolving loans must be repaid when the Company receives the net proceeds from the pending sale of the Nickel business, but not later than July 31, 2007. The Company may not declare and pay any cash dividends on its common stock at any time during which any additional revolving loans are outstanding.

During 2006, the Company completed the acquisition of Plaschem. Plaschem has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.4 million at December 31, 2006. At December 31, 2006, Plaschem also had a $0.3 million short-term note payable.

In November 2004, the Company entered into a note payable with a Finnish bank with a principal balance of $23.0 million, which was payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this loan was $17.3 million at December 31, 2005. The Company repaid the balance outstanding of $14.4 million in May 2006.

During 2006, the Company completed the termination of, and settled for cash, two interest rate swap agreements expiring in 2011. These swap agreements converted $100 million of the fixed 9.25% Notes to a floating rate. The combined pretax loss on the termination of the swaps of $2.9 million was deferred and is being amortized to interest expense through the date on which the swaps were originally scheduled to mature.

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

The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during 2007.

The Company did not pay cash dividends in 2006, 2005 or 2004. The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2007.

Capital Expenditures
Capital expenditures in 2006 were $14.5 million, related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $38 million in 2007 primarily for capacity expansion and sustaining existing operations.

During 2005, the Company initiated a multi-year ERP project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. The new ERP system will replace or complement existing legacy systems and standardize the global business processes across the enterprise. The system will be implemented at one location in the first quarter of 2007. The Company will continue to implement the ERP system at additional locations in a phased approach. The Company anticipates that the ERP system implementation will be substantially complete during the first quarter of 2009.

Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2006 (in thousands).

	Payments due by period
	2007	2008	2009	2010	2011	Thereafter	Total

Purchase and other obligations(1)	$56,546	$18,680	$1,356	$1,312	$—	$—	$77,894
Debt obligations(2)	400,493	156	75	79	84	830	401,717
Premium on Notes redemption(2)	18,500	—	—	—	—	—	18,500
Interest payment on Notes(2)	8,428	—	—	—	—	—	8,428
Operating lease obligations	3,518	3,103	2,823	2,562	845	8,143	20,994

Total	$487,485	$21,939	$4,254	$3,953	$929	$8,973	$527,533

(1)	For 2007 through 2012, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average daily price for the last week of December 2006 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

(2)	The Company has called for redemption all $400.0 million of the Notes on March 7, 2007. In connection with the redemption, the Company will pay a premium of $18.5 million as stipulated in the indenture plus accrued interest up to but excluding the redemption date ($8.4 million).

Pension funding and postretirement benefit payments can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension funding and post-retirement benefit payments have not been included in the table above. The Company expects to contribute approximately $1.5 million related to its SCM pension plan in 2007. Pension benefit payments are made from assets of the pension plan. The Company expects to make payments related to its other postretirement benefit plans of approximately $0.3 million annually over the next ten years. Benefit payments beyond that time cannot currently be estimated. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for its former chief executive officer. The Company expects to make annual benefit payments of approximately $0.7 million related to the SERP.

Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table and Note 14 to the consolidated financial statements included in Item 8 of this Annual Report.

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

Revenue Recognition — Revenues are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, ”Revenue Recognition in Financial Statements.” The majority of the Company’s sales are related to sales of product. Revenue for product sales is recognized when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of consignment inventory. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of products sold.

Inventories — The Company’s inventories are stated at the lower of cost or market and valued using the first-in, first-out (FIFO) method. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt reference/market prices and changes in availability from suppliers. In periods of raw material metal price declines or declines in the selling prices of the Company’s finished products, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge. Monthly, the Company evaluates the need for a lower of cost or market adjustment to inventories based on the end of the month market price.

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

Share-Based Compensation — The computation of the expense associated with share-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires the use of subjective assumptions, including estimating the expected term of stock options and expected stock price volatility. Changes in the assumptions to reflect future stock price volatility and actual forfeiture experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of share-based awards. The fair value of share-based compensation awards less estimated forfeitures is amortized over the vesting period.

The fair value of time-based and performance-based restricted stock grants is calculated based upon the market value of an unrestricted share of the Company’s common stock at the date of grant. The performance-based restricted stock vests solely upon the Company’s achievement of specific measurable criteria over a three-year performance period. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. No payout will occur unless the Company equals or exceeds certain threshold performance objectives. The amount of compensation expense recognized is based upon current performance projections for the three-year period and the percentage of the requisite service that has been rendered.

Recently Issued Accounting Standards
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

SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle at January 1, 2006 and increased net income by $0.3 million, or $.01 per basic and diluted share, for the year ended December 31, 2006. The income tax expense related to the cumulative effect was offset by a corresponding change in deferred tax assets and valuation allowance; thus, there was no net tax impact upon adoption of SFAS 123R.

EITF No. 04-6:  In June 2005, the FASB ratified modifications to Emerging Issues Task Force (“EITF”) No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6, which was required to be adopted in the first reporting period beginning after December 15, 2005, clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company adopted EITF No. 04-6 on January 1, 2006. In accordance with EITF 04-6, stripping costs incurred during the production phase of a mine will be included in the cost of inventory produced. Previously, the Company capitalized and deferred stripping costs when developing a new pit or expanding an existing pit until that pit reached full production. Upon adoption of EITF No. 04-6, the Company wrote off the amount of deferred stripping costs that were incurred after production commenced at each pit. The transition provisions require that adoption be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The effect of adoption was a $1.6 million reduction to beginning retained earnings.

The adoption of EITF No. 04-6 only impacted the Company’s Cawse mine which is included in discontinued operations in the consolidated financial statements for all periods presented.

SFAS No. 158:  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position as of December 31, 2006. The adoption resulted in an additional $0.5 million liability and corresponding debit to Accumulated other comprehensive income. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company currently uses an October 31st measurement date.

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

Effects of Foreign Currency
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.

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

The European Union’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation will establish a new system to register and evaluate chemicals manufactured in, or imported to, the European Union and will require additional testing, documentation and risk assessments for the chemical industry. Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations. See Item I for further discussion of these matters.

Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in this Report on Form 10-K.

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

The primary raw material used by the Company in manufacturing its products is cobalt. There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Australia, Finland and Russia, may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country. Although the Company has never experienced a significant shortage of cobalt raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of cobalt raw materials.

The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand, changes in cobalt reference prices and changes in availability from suppliers. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of producers. Fluctuations in the prices of cobalt have been significant in the past and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to pass through to its customers increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively.

Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.

The Company attempts to minimize the effect on profitability of changes in the market price of copper through hedging activities.

The Company is exposed to interest rate risk primarily through its borrowing activities.

On February 2, 2007, the Company notified its bondholders that it had called for redemption all $400.0 million of its outstanding 9.25% Senior Subordinated Notes on March 7, 2007. At December 31, 2006, the fair value of the Notes, based upon the quoted market price, approximated $416.0 million. The Notes will be redeemed at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest.

If needed, the Company predominantly utilizes U.S. dollar denominated borrowings to fund its working capital and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note 8 to the consolidated financial statements contained in Item 8 of this Annual Report).

In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of December 31, 2006, SFAS No. 123R, “Share-Based Payments,” and Emerging Issues Task Force No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” as of January 1, 2006 and SFAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” as of October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment that it did not maintain effective internal control over financial reporting as of December 31, 2006 and an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2006.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that OM Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

•	The Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not maintain effective internal controls over the assessment and review of deferred income tax assets in the United States and the related deferred income tax provision. This material weakness resulted in adjustments during the year-end audit process to deferred income tax assets and deferred income tax expense.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 26, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that OM Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OM Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 26, 2007

OM Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2006	2005
(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$282,288	$114,618
Accounts receivable, less allowance of $1,137 in 2006 and $1,348 in 2005	82,931	74,962
Inventories	216,492	187,067
Other current assets	30,648	33,315
Assets of discontinued operations	597,682	195,146

Total current assets	1,210,041	605,108
Property, plant and equipment, net	210,953	223,134
Goodwill	137,543	132,642
Notes receivable from joint venture partner, less allowance of $5,200 in 2006 and $4,200 in 2005	24,179	25,179
Other non-current assets	35,508	19,374
Assets of discontinued operations	—	214,836

Total assets	$1,618,224	$1,220,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$326	$—
Current portion of long-term debt	167	5,750
Debt to be redeemed	402,520	—
Accounts payable	90,768	48,722
Accrued employee costs	28,806	16,786
Retained liabilities of businesses sold	2,158	6,020
Other current liabilities	57,396	23,856
Liabilities of discontinued operations	167,148	66,905

Total current liabilities	749,289	168,039
Long-term debt	1,224	416,096
Deferred income taxes	4,118	4,688
Minority interests	43,286	36,994
Other non-current liabilities	38,228	37,701

Liabilities of discontinued operations	—	20,222
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 29,801,334 in 2006 and 29,368,519 shares in 2005	297	293
Capital in excess of par value	533,818	516,510
Retained earnings	221,310	6,811
Treasury stock (61,541 shares in 2006 and 61,235 shares in 2005, at cost)	(2,239)	(2,226)
Accumulated other comprehensive income	28,893	15,145

Total stockholders’ equity	782,079	536,533

Total liabilities and stockholders’ equity	$1,618,224	$1,220,273

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Income

	Year Ended December 31
	2006	2005	2004
(In thousands, except per share data)

Net sales	$660,104	$617,527	$689,537
Cost of products sold	475,437	516,566	468,894

Gross profit	184,667	100,961	220,643
Selling, general and administrative expenses	109,408	75,849	116,211

Income from operations	75,259	25,112	104,432
Other income (expense):
Interest expense	(38,659)	(41,064)	(39,536)
Interest income	8,566	1,904	1,522
Foreign exchange gain (loss)	3,661	(4,580)	(4,421)
Gain on sale of investments	12,223	—	—
Other income (expense), net	(582)	860	206

	(14,791)	(42,880)	(42,229)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	60,468	(17,768)	62,203
Income tax expense	(30,554)	(1,710)	(20,635)
Minority interest share of (income) loss	(6,291)	7,128	(1,442)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	23,623	(12,350)	40,126
Income from discontinued operations, net of tax	192,163	48,989	88,518

Income before cumulative effect of change in accounting principle	215,786	36,639	128,644
Cumulative effect of change in accounting principle	287	2,252	—

Net income	$216,073	$38,891	$128,644

Net income (loss) per common share — basic:
Continuing operations	$0.80	$(0.43)	$1.41
Discontinued operations	6.55	1.71	3.11
Cumulative effect of change in accounting principle	0.01	0.08	—

Net income	$7.36	$1.36	$4.52

Net income (loss) per common share — assuming dilution:
Continuing operations	$0.80	$(0.43)	$1.40
Discontinued operations	6.50	1.71	3.09
Cumulative effect of change in accounting principle	0.01	0.08	—

Net income	$7.31	$1.36	$4.49

Weighted average shares outstanding:
Basic	29,362	28,679	28,470
Assuming dilution	29,578	28,679	28,622

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Comprehensive Income

	Year Ended December 31
(In thousands)	2006	2005	2004

Net income	$216,073	$38,891	$128,644
Foreign currency translation adjustments	10,394	(6,365)	7,662
Reclassification of hedging activities into earnings, net of tax	(954)	(3,475)	(6,689)
Unrealized gain on cash flow hedges, net of tax expense of $3,117 in 2006, $335 in 2005 and $1,157 in 2004	9,824	954	3,475
Realized gain on available-for-sale securities	(4,745)	(930)	—
Unrealized gain on available-for-sale securities	—	4,745	930
Additional pension and post-retirement obligation	(199)	(1,071)	(1,177)

Net change in accumulated other comprehensive income	14,320	(6,142)	4,201

Comprehensive income	$230,393	$32,749	$132,845

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31
(In thousands)	2006	2005	2004

Operating activities
Net income	$216,073	$38,891	$128,644
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(192,163)	(48,989)	(88,518)
Income from cumulative effect of change in accounting principle	(287)	(2,252)	—
Depreciation and amortization	31,841	32,593	35,441
Share-based compensation expense	5,227	3,509	3,463
Foreign exchange (gain) loss	(3,661)	4,580	4,421
Payment for termination of swap agreement	(2,877)	—	—
Gain on sale of investments	(12,223)	—	—
Gain on collection of notes receivable	—	(2,500)	—
Provision for receivables from joint venture partner	1,000	4,200	—
Deferred income taxes	13,864	(3,300)	4,158
Minority interest share of income (loss)	6,291	(7,128)	1,442
Other non-cash items	(67)	(3,736)	715
Changes in operating assets and liabilities
Accounts receivable	(3,879)	(2,440)	(7,392)
Inventories	(27,613)	67,418	(121,100)
Notes receivable from joint venture partners	—	—	21,808
Accounts payable	39,310	(23,625)	26,289
Shareholder litigation accrual	—	(74,000)	7,500
Other, net	24,131	9,436	(1,505)

Net cash provided by (used for) operating activities	94,967	(7,343)	15,366
Investing activities
Expenditures for property, plant and equipment	(14,547)	(13,386)	(9,282)
Proceeds from MPI note receivable	—	3,035	—
Proceeds from collection of notes receivable	—	2,500	—
Proceeds from sale of investments	12,223	—	—
Loans to non-consolidated joint ventures	(6,888)	—	—
Acquisition of businesses, net of cash acquired	(5,418)	—	—
Expenditures for software	(3,329)	(1,007)	—

Net cash used for investing activities	(17,959)	(8,858)	(9,282)
Financing activities
Long-term borrowings	—	—	23,000
Payments of long-term debt and revolving line of credit	(17,250)	(55,622)	(22,919)
Proceeds from the revolving line of credit	—	49,872	—
Proceeds from exercise of stock options	11,558	117	—

Net cash provided by (used for) financing activities	(5,692)	(5,633)	81
Effect of exchange rate changes on cash	4,569	(5,293)	1,068

Cash and cash equivalents
Increase (decrease) from continuing operations	75,885	(27,127)	7,233
Discontinued operations — net cash provided by (used for) operating activities	107,379	123,769	(19,323)
Discontinued operations — net cash used for investing activities	(15,594)	(8,803)	(15,850)
Balance at the beginning of the year	114,618	26,779	54,719

Balance at the end of the year	$282,288	$114,618	$26,779

See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries

Statements of Consolidated Stockholders’ Equity

	Year Ended December 31,
(In thousands)	2006	2005	2004

Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	29,307	28,480	28,480
Shares issued under share-based compensation plans	433	40	—
Shares issued for settlement of shareholder litigation	—	787	—

	29,740	29,307	28,480

Common Stock — Dollars
Beginning balance	$293	$285	$285
Shares issued under share-based compensation plans	4	—	—
Shares issued for settlement of shareholder litigation	—	8	—

	297	293	285

Capital in Excess of Par Value
Beginning balance	516,510	498,250	495,107
Shares issued under share-based compensation plans	11,555	845	—
Settlement of shareholder litigation	—	13,375	—
Non-employee directors’ compensation	—	—	190
Share-based compensation	5,753	4,040	2,953

	533,818	516,510	498,250

Retained Earnings (Deficit)
Beginning balance, as originally reported	6,811	(32,080)	(160,724)
Adoption of EITF No. 04-6	(1,574)	—	—

Beginning balance, as adjusted for the adoption of EITF 04-6	5,237	(32,080)	(160,724)
Net income	216,073	38,891	128,644

	221,310	6,811	(32,080)

Treasury Stock
Beginning balance	(2,226)	(710)	(710)
Reacquired shares	(13)	(1,516)	—

	(2,239)	(2,226)	(710)

Accumulated Other Comprehensive Income
Beginning balance	15,145	21,287	17,086
Foreign currency translation	10,394	(6,365)	7,662
Reclassification of hedging activities into earnings, net of tax	(954)	(3,475)	(6,689)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $(3,541) in 2006 and $286 in 2005	9,824	954	3,475
Reclassification of realized gain on available-for-sale securities into earnings	(4,745)	(930)	—
Unrealized gain on available-for-sale securities	—	4,745	930
Additional pension and post-retirement obligation	(199)	(1,071)	(1,177)
Adoption of SFAS No. 158	(572)	—	—

	28,893	15,145	21,287

Unearned compensation
Beginning balance	—	—	(592)
Restricted stock compensation	—	—	592

	—	—	—

Total Stockholders’ Equity	$782,079	$536,533	$487,032

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries

(In thousands, except as noted and per share amounts)

Note 1 — Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the “Company”) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a smelter joint venture in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has a controlling interest in the joint venture. Minority interest is recorded for the remaining 45% interest. The Company does not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons known as “special purposes entities” (“SPE’s”), as defined by Financial Accounting Standards (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.”

Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk Nickel (“Norilsk”) for $408.0 million in cash, on a debt-free/cash-free basis, plus a potential post-closing adjustment for net working capital. As a result, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements and accompanying notes reflect the Nickel business as a discontinued operation for all periods presented. The Nickel business consists of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The sale of the Nickel business, which is subject to customary closing conditions, is expected to close on or about March 1, 2007.

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

Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes evident that collections will not occur. Bad debt expense is included in selling, general and administrative expenses and amounted to $0.5 million, $0.6 million and $1.4 million in 2006, 2005 and 2004, respectively.

Marketable securities — Prior to 2005, the Company had an interest in Weda Bay Minerals, Inc. (“Weda Bay”) that was accounted for under the equity method. As a result of an other-than-temporary decline in value, the investment was written down to $0 in 2002. In December 2005, Weda Bay completed a private placement of 17,600,000 shares

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

of common stock. Subsequent to that transaction, the Company owned approximately 7% of the outstanding shares of Weda Bay at December 31, 2005. In May of 2005, the Company signed a standstill agreement in which it agreed not to sell or otherwise dispose of its shares of Weda Bay for a period of 18 months. In December 2005, as consideration for consenting to the private placement, the Company was released from the standstill agreement, and was therefore free to sell the Weda Bay shares without restriction. Accordingly, the Company concluded that this investment should be accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” beginning in December 2005. At December 31, 2005, the unrealized gain of $4.7 million (based on the quoted market price of related shares) was included in Accumulated other comprehensive income in the Consolidated Balance Sheet. During 2006, the Company sold the common shares it held in Weda Bay and received cash proceeds of $12.2 million. The Company recognized a $12.0 million gain, net of $0.2 million tax expense, upon completion of the sale. The gain is included in Gain on sale of investments in the Statements of Consolidated Income.

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

In years prior to 2005, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At December 31, 2006 the receivables from this partner were $24.2 million, net of a $5.2 million valuation allowance. At December 31, 2005 the receivables from this partner were $25.2 million, net of a $4.2 million valuation allowance. The receivables are due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). The interest rate on the $22.9 million receivable is LIBOR plus 2.75%, (8.12% at December 31, 2006) and resets annually on January 2. The interest rate on the $6.5 million receivable is LIBOR plus 1.25%, (6.09% at December 31, 2006) and resets quarterly. The Company has recorded a full allowance ($5.9 million and $3.4 million at December 31, 2006 and 2005, respectively) against the interest due on the receivables. Interest income will be recorded when received. No interest payments have been received to date.

Under the terms of the receivables, the partner’s share of any dividends from the joint venture and any other cash flow distributions (“secondary considerations”) paid by the joint venture, if any, first serve to reduce the Company’s receivables before any amounts are remitted to the joint venture partner. The receivables are secured by 80% of the partner’s interest in the joint venture (book value of $20.3 million at December 31, 2006 and $16.5 million at December 31, 2005), and by a loan payable from the joint venture to the partner (principal balance of $3.9 million at December 31, 2006 and 2005, plus accrued interest of $0.7 million at December 31, 2006 and $0.4 million at December 31, 2005), as repayment of the loan would qualify as a secondary consideration.

The Company currently anticipates that repayment of the receivables will be made from the partner’s share of any dividends from the joint venture and any other secondary considerations paid by the joint venture.

Property, Plant and Equipment — Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives of 20 to 40 years for buildings, 3 to 15 years for equipment and 5 years for leasehold improvements. Finite lived intangible assets, which are included in Other non-current assets on the Consolidated Balance Sheets, consist principally of patents and capitalized software and are amortized using the straight-line method over 3 to 6 years.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company capitalizes costs associated with the development and installation of internal use software in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and amortized over the asset’s useful life.

Long-lived assets, including finite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill — In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The results of the testing as of October 1, 2006 confirmed that the fair value of the reporting units exceeded their respective carrying values and therefore no impairment loss was required to be recognized.

Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold on July 31, 2003. Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. At December 31, 2006 and 2005, such items are comprised of primarily income taxes payable related to periods during which the Company owned PMG. The total liability at December 31, 2006 is $6.9 million, of which $2.2 million is included in current liabilities and $4.7 million is included in Other non-current liabilities in the Consolidated Balance Sheet. The total liability at December 31, 2005 was $10.0 million, of which $6.0 million was included in current liabilities and $4.0 million was included in Other non-current liabilities in the Consolidated Balance Sheet. The decrease in the liability at December 31, 2006 compared with December 31, 2005 is primarily due to the reversal of a tax contingency accrual.

Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $8.1 million, $8.3 million and $7.8 million in 2006, 2005, and 2004, respectively.

Repairs and Maintenance — The Company expenses repairs and maintenance costs, including periodic maintenance shutdowns at its manufacturing facilities, when incurred.

Accounting for Leases — Lease expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the term of the noncancellable lease.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are provided for undistributed earnings of foreign consolidated subsidiaries to the extent such earnings are expected to be repatriated to the United States in the foreseeable future. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are reinvested for an indefinite period of time.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiaries and related DRC operations is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Income.

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

Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk for copper and interest rate risk related to borrowings. The use of interest rate swaps to hedge interest rate risk on the Company’s debt is discussed in Note 8.

The Company has certain derivative instruments that are designated as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified to the Statement of Consolidated Income and included as a component of net sales when the hedged item affects the Statement of Consolidated Income. At December 31, 2006 and 2005, the notional value of the open contracts approximated $12.5 million and $7.5 million, respectively. The fair value of open contracts, based on settlement prices at December 31, 2006, generated unrealized gains of approximately $0.9 million (net of $0.3 million deferred tax liability), which is included in Accumulated other comprehensive income. There was no unrealized gain or loss at December 31, 2005. The related receivables are recorded in other current assets in the Consolidated Balance Sheets. All open contracts at December 31, 2006 mature no later than April 30, 2007. Any ineffective portions of such cash flow hedges are recognized immediately in the Statements of Consolidated Income. In 2006, 2005 and 2004, there was no impact on earnings resulting from hedge ineffectiveness.

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

SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle at January 1, 2006 and increased net income by $0.3 million, or $.01 per basic and diluted share, for the year ended December 31, 2006. The income tax expense related to the cumulative effect was offset by a corresponding change in deferred tax assets and valuation allowance; thus, there was no net tax impact upon adoption of SFAS 123R. As a result of adopting SFAS No. 123R, the Company’s income from continuing operations for the year ended December 31, 2006 increased $0.1 million as share-based compensation expense was reduced for estimated forfeitures.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

EITF No. 04-6:  In June 2005, the FASB ratified modifications to Emerging Issues Task Force (“EITF”) No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF No. 04-6, which was required to be adopted in the first reporting period beginning after December 15, 2005, clarifies that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company adopted EITF No. 04-6 on January 1, 2006. In accordance with EITF 04-6, stripping costs incurred during the production phase of a mine will be included in the cost of inventory produced. Previously, the Company capitalized and deferred stripping costs when developing a new pit or expanding an existing pit until that pit reached full production. Upon adoption of EITF No. 04-6, the Company wrote off the amount of deferred stripping costs that were incurred after production commenced at each pit. The transition provisions require that adoption be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. The effect of adoption was a $1.6 million reduction to retained earnings at January 1, 2006. The adoption of EITF No. 04-6 only impacted the Company’s Cawse, Australia operations, which is included in discontinued operations in the consolidated financial statements for all periods presented.

SFAS No. 158:  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132®.” This standard requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its Consolidated Balance Sheet and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end Consolidated Balance Sheet.

The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in the Consolidated Balance Sheet as of December 31, 2006. The adoption resulted in an additional $0.6 million liability related to its postretirement plan and corresponding debit to Accumulated other comprehensive income. The adoption of SFAS No. 158 had no impact on the Company’s defined benefit pension plans. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end Consolidated Balance Sheet is effective for fiscal years ending after December 15, 2008

SFAS No. 154:  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 and will apply SFAS No. 154 in future periods, when applicable. The adoption of this standard did not impact the Company’s results of operations or financial position.

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

Accounting Standards adopted in 2005:
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

The associated asset established in connection with the implementation of FIN No. 47 is included in “Assets of discontinued operations” in the Consolidated Balance Sheets at December 31, 2006 and 2005 as a result of the Company’s decision to sell its Nickel business, including the Cawse, Australia nickel mine and intermediate refining facility. Total accretion and depreciation expense for 2006 and 2005 was $0.1 million in both years and is included as a component of Income from discontinued operations, net of tax in the Statements of Consolidated Income.

The adoption of FIN No. 47 resulted in a $2.3 million cumulative effect of a change in accounting principle in the Statements of Consolidated Income for the year ended December 31, 2005. At December 31, 2005, the Nickel group’s Australian operation had net operating loss carryforwards and a full valuation allowance and accordingly there was no related tax impact.

Accounting Standards Not Yet Adopted
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

FIN No. 48:  In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

pursuant to APB No. 22. EITF No. 06-03 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

EITF No. 06-4:  In June 2006, the EITF reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain policies subject to the provisions of this new pronouncement and is currently determining the effect the adoption of EITF No. 06-4 will have on its financial statements.

Note 3 — Inventories
Inventories consist of the following as of December 31,

	2006	2005

Raw materials and supplies	$138,913	$120,446
Work-in-process	17,265	11,008
Finished goods	60,314	55,613

	$216,492	$187,067

Note 4 — Property, Plant and Equipment
Property, plant and equipment consists of the following as of December 31,

	2006	2005

Land	$5,792	$5,492
Buildings and improvements	119,714	116,069
Machinery and equipment	355,670	340,565
Furniture and fixtures	17,087	16,266

Property, plant and equipment, at cost	498,263	478,392
Less accumulated depreciation	287,310	255,258

	$210,953	$223,134

Total depreciation expense on property, plant and equipment was $31.4 million, $31.4 million, and $31.6 million in 2006, 2005 and 2004, respectively.

Note 5 — Acquisition
On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with integrated manufacturing, research and technical support facilities in Singapore and the Shanghai area of China. Plaschem had sales of approximately $11.0 million in 2005. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note that is payable in June 2007. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

the seller if certain specified financial performance targets of the acquired business are met over the three-year period following the acquisition. Goodwill of $1.3 million was recognized as a result of this acquisition. Plaschem is included in the Specialties segment results of operations since the date of acquisition.

Note 6 — Discontinued Operations
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk Nickel (“Norilsk”). As a result, the Nickel business is classified as a discontinued operation in accordance with SFAS No. 144 in the consolidated financial statements for all periods presented. The Nickel business consists of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The sale of the Nickel business, which is subject to customary closing conditions, is expected to close on or about March 1, 2007.

At closing, the Company will enter into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company will enter into two-year agency and distribution agreements for nickel salts.

The Company has evaluated these agreements in accordance with the provisions of EITF No. 03-13 and concluded the agreements do not constitute significant continuing involvement with or give the Company the ability to influence the Nickel business being sold. Further, except for the insignificant cash flows pursuant to these agreements, the operations of the Nickel business being sold have been eliminated from the Company’s continuing operations.

Revenues, cost of products sold, selling, general and administrative expenses, other income and expense and income taxes attributable to the Nickel business have been aggregated to a single line on the Statement of Consolidated Income for all periods presented and reflect the reclassification of share-based incentive compensation expense related to Nickel management from corporate to discontinued operations. No interest expense has been allocated to discontinued operations.

The adoption of FIN No. 47 at the Cawse, Australia nickel mine in 2005 resulted in a $2.3 million cumulative effect of a change in accounting principle in the Statements of Consolidated Income for the year ended December 31, 2005. The cumulative effect adjustment has not been reclassified to discontinued operations.

Revenues, income before income taxes and income tax expense generated by discontinued operations were as follows:

	Year Ended December 31
	2006	2005	2004

Net sales	$790,939	$632,082	$657,802
Income before income taxes, minority interest and cumulative effect of change in accounting principle	$230,527	$48,655	$100,057
Income tax expense	44,162	9,025	14,433

Income from Nickel discontinued operations	$186,365	$39,630	$85,624
Income from non-Nickel discontinued operations	5,798	9,359	2,894

Total income from discontinued operations	$192,163	$48,989	$88,518

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Assets and liabilities associated with the Nickel business have been segregated from continuing operations and presented separately as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheet at December 31, 2006 and 2005 and were as follows:

	December 31
	2006	2005

Accounts receivable	$97,050	$53,317
Inventories	191,380	117,490
Property, plant and equipment, net	149,857	—
Goodwill	46,481	—
Other current assets	112,914	24,339

Total current assets	597,682	195,146
Property, plant and equipment, net	—	145,995
Goodwill	—	46,481
Other non-current assets	—	22,360

Total non-current assets	—	214,836

Total assets	$597,682	$409,982

Accounts payable	$100,644	$54,675
Other current liabilities	66,504	12,230

Total current liabilities	167,148	66,905
Other non-current liabilities	—	20,222

Total liabilities	$167,148	$87,127

During 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (“SCM”) and its Precious Metals Group (“PMG”). The Company recorded income related to these discontinued operations of $5.8 million in 2006 primarily due to the reversal of a $4.6 million tax contingency accrual included in Retained Liabilities of Businesses Sold and a $2.4 million gain on the sale of a retained PMG building that was fully depreciated, both partially offset by foreign exchange losses of $1.8 million from remeasuring Euro-denominated liabilities to U.S. dollars. In 2005, the Company recorded income from these discontinued operations of $9.4 million primarily due to the reversal of a $5.5 million tax contingency accrual included in Retained Liabilities of Businesses Sold, a $1.6 million tax refund related to PMG, and a reduction in Retained Liabilities of Businesses Sold attributable to foreign exchange gains of $1.6 million from remeasuring Euro-denominated liabilities to U.S. dollars. During 2004, income from discontinued operations includes $2.9 million primarily related to reductions in estimates of environmental and closure accruals established in connection with the sale of the SCM business and the exit of the Company’s closed manufacturing facilities in St. George, Utah and Midland, Michigan.

Note 7 — Goodwill and Other Intangible Assets
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. Estimates of future cash flows, discount rates and terminal value amounts are used to determine the estimated fair value of the Company’s reporting units. Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The component level must be used if the following criteria are met: the component is a business, discrete financial information is available, and segment management regularly reviews the operating results of that component. Segment management will generally consist of different people

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

than the chief operating decision maker, as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Using these criteria, the Company identified three reporting units in 2006. Goodwill was allocated to the reporting units based on their estimated fair values. Goodwill of $46.5 million allocated to the Nickel business is included in Assets of discontinued operations in the Consolidated Balance Sheets at December 31, 2006 and 2005. The results of the Company’s testing in 2006 and 2005 indicated that no impairment charge for goodwill was required.

The change in the carrying amount of goodwill is as follows:

Balance at January 1, 2005	$135,390
Foreign currency translation adjustments	(2,748)

Balance at December 31, 2005	132,642
Plaschem acquisition	1,295
Foreign currency translation adjustments	3,606

Balance at December 31, 2006	$137,543

A summary of intangible assets follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance

Customer list	$4,584	$(3,590)	$994
Capitalized software	4,336	—	4,336
Other intangibles	2,184	(1,915)	269

Balance at December 31, 2006	$11,104	$(5,505)	$5,599

Customer list	$4,584	$(3,285)	$1,299
Capitalized software	1,007	—	1,007
Other intangibles	2,162	(1,790)	372

Balance at December 31, 2005	$7,753	$(5,075)	$2,678

All of the Company’s intangible assets have finite lives and are amortized over their useful lives. During 2005, the Company initiated a multi-year ERP project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. The system was implemented at one location on January 1, 2007 at which time the Company began amortizing costs capitalized during the application development stage. Other intangible assets included in the table above are primarily patents. The remaining weighted average amortization period for the customer list is 3 years and the remaining weighted average amortization period for the other intangibles is 4 years at December 31, 2006. Amortization expense related to intangible assets for the years ended December 31, 2006, 2005 and 2004 was approximately $0.4 million, $1.2 million and $1.2 million, respectively. Estimated annual pretax amortization expense for intangible assets is approximately $1.4 million for 2007, $1.8 million for 2008 and 2009, $0.5 million for 2010 and $0.1 million for 2011.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 8 — Debt and Other Financial Instruments
Debt consists of the following as of December 31:

	2006	2005

Senior Subordinated Notes	$400,000	$400,000
Notes payable — bank	1,717	17,250
Deferred gain on termination of fair value hedges	2,520	5,984
Fair value of interest rate swaps (fair value hedges)	—	(1,388)

	404,237	421,846
Less: Short-term debt	326	—
Less: Current portion of long-term debt	167	5,750
Less: Debt to be redeemed	402,520	—

Total long-term debt	$1,224	$416,096

The Senior Subordinated Notes (the “Notes”) bear interest at 9.25% and mature on December 15, 2011. The Company’s domestic subsidiaries are the guarantors of the Notes (see Note 17). At December 31, 2006, the fair value of the Notes, based upon the quoted market price, approximated $416.0 million. On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding Notes. The Notes will be redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest (see Note 18).

The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on a London interbank market rate (“LIBOR”), plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010. There were no borrowings outstanding under the Revolver at December 31, 2006.

The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum cash flow coverage ratio and (ii) not exceed a certain debt to adjusted earnings ratio. As of December 31, 2006, the Company was in compliance with all of the covenants in the Revolver.

The Company incurred fees and expenses of approximately $0.4 million in 2005 related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense. Unamortized fees of $0.7 million related to the previous revolver were expensed in 2005 and are included in interest expense in the Statements of Consolidated Income.

During 2006, the Company completed the acquisition of Plaschem. Plaschem has two term loans outstanding that expire in 2008 and 2019 and require monthly principle and interest payments. The balance of these term loans was $1.4 million at December 31, 2006. At December 31, 2006, Plaschem also has a $0.3 million short-term note payable.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

In November 2004, the Company entered into a note payable with a Finnish bank with a principal balance of $23.0 million, which was payable in 48 equal installments beginning in January 2005 and ending December 2008. The balance of this loan was $17.3 million at December 31, 2005. The Company repaid the balance outstanding of $14.4 million in May 2006.

Aggregate annual maturities of total debt are as follows:

2007	$400,493
2008	156
2009	75
2010	79
2011	84
thereafter	830

$401,717

Interest paid on long-term debt was $37.5 million, $38.2 million, and $37.7 million for 2006, 2005 and 2004, respectively. Interest expense has not been allocated to discontinued operations. No interest was capitalized in 2006, 2005 or 2004.

During 2006, the Company completed the termination of, and settled for cash, two interest rate swap agreements expiring in 2011. These swap agreements converted $100 million of the fixed 9.25% Notes to a floating rate. The combined pretax loss on the termination of the swaps of $2.9 million was deferred and is being amortized to interest expense through the date on which the swaps were originally scheduled to mature.

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

At December 31, 2006, the combined effective rate of the Company’s borrowings and related swap agreements was 9.30%. The net interest paid or received on interest rate swaps is included in interest expense. The counterparty to the interest rate swaps was an international commercial bank.

Note 9 — Income Taxes
Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following:

	Year Ended December 31
	2006	2005	2004

United States	$(72,018)	$(48,325)	$(72,236)
Outside the United States	132,486	30,557	134,439

	$60,468	$(17,768)	$62,203

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31
	2006	2005	2004

Current tax provision (benefit):
United States:
Federal	$422	$365	$769
State and local	150	(105)	—
Outside the United States	16,118	4,750	15,708

Total current	16,690	5,010	16,477

Deferred tax provision (benefit):
United States	14,077	—	—
Outside the United States	(213)	(3,300)	4,158

Total deferred	13,864	(3,300)	4,158

	$30,554	$1,710	$20,635

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2006	2005	2004

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$60,468	$(17,768)	$62,203

Income taxes at the United States statutory rate (35%)	$21,164	$(6,219)	$21,771
Effective tax rate differential on earnings/losses outside of the United States	(22,236)	(1,974)	(14,092)
Repatriation of foreign earnings	92,841	46,900	52,690
Malaysia tax holiday	(8,693)	(5,986)	(6,697)
Change in Finland tax rate	—	—	(609)
Adjustment of worldwide tax liabilities	(219)	841	(692)
Reversal of valuation allowance	(53,026)	—	—
Income (loss) with no related tax (expense) benefit	—	(30,769)	(24,944)
Other, net	723	(1,083)	(6,792)

Income tax expense	$30,554	$1,710	$20,635

Effective income tax rate	50.5%	−9.6%	33.2%

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Significant components of the Company’s deferred income taxes are as follows:

	December 31
	2006	2005

Current asset — operating and litigation accruals	$7,892	$12,251
Current asset — operating loss and credit carryforwards	71,812	—
Current liability — earnings repatriation	(95,840)	(42,000)
Current liability — prepaid expenses	(2,503)	(1,782)
Non-current asset — employee benefit and other accruals	17,843	25,647
Non-current asset — operating loss carryforwards	10,697	83,031
Non-current liability — accelerated depreciation	(9,394)	(4,770)
Non-current liability — pensions	(1,559)	—
Valuation allowance	(18,762)	(78,021)

Net deferred tax liability	$(19,814)	$(5,644)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2006	2005

Other current assets	$—	$13
Other non-current assets	5,648	—
Other current liabilities	(21,344)	(969)
Deferred income taxes — Other non-current liabilities	(4,118)	(4,688)

	$(19,814)	$(5,644)

At December 31, 2006, the Company had U.S. federal and state net operating loss carryforwards of approximately $213.2 million. These carryforwards expire at various dates from 2019 through 2025. The U.S. federal net operating losses utilized in 2006 and 2005 were $15.9 million and $0 million, respectively.

Prior to December 31, 2006, the Company had recorded a valuation allowance against its U.S. net deferred tax assets, primarily related to net operating loss carryforwards, because it was more likely than not that those deferred tax assets would not be realized. However, due primarily to the planned redemption of the Notes in March 2007, the Company now plans to repatriate undistributed earnings of certain European subsidiaries as of December 31, 2006. Previously, the Company had planned to permanently reinvest such earnings overseas. As a result of the plan to repatriate, the Company recorded a deferred tax liability of $95.8 million on those unrepatriated earnings. This deferred tax liability, as well as the planned repatriation of additional proceeds from the sale of the Nickel business, has provided sufficient positive evidence that it is more likely than not that the deferred tax asset related to the U.S. federal net operating loss carryforwards, as well as the net deferred tax assets related to temporary differences that will reverse in 2007 — 2009, will be realized. Accordingly, the Company reversed the valuation allowance that had been recorded on those deferred tax assets. Because there has been no fundamental change in the Company’s U.S. operations, it is more likely than not that deferred tax assets related to state and local net operating loss carryforwards and temporary differences that will reverse beyond 2009 will not be realized, and therefore the Company has recorded a valuation allowance against those deferred tax assets.

In addition to the deferred tax liability on the undistributed earnings of certain European subsidiaries as noted above, the Company has not provided additional United States income taxes on approximately $125.4 million of undistributed earnings of other consolidated foreign subsidiaries. Such earnings could become taxable upon the sale

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This arrangement, which expires on December 31, 2006, reduced income tax expense by $8.7 million, $6.0 million and $6.7 million for 2006, 2005, and 2004 respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.29, $0.21 and $0.23 in 2006, 2005 and 2004, respectively.

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

Income tax payments were $24.7 million, $37.0 million and $22.4 million in 2006, 2005 and 2004, respectively.

Note 10 — Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering all eligible U.S. employees. To be eligible for the plan, an employee must be a full-time associate and at least 21 years of age. Company contributions are determined by the board of directors annually and are computed based upon participant compensation. The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan. Aggregate defined contribution plan expenses were $2.4 million, $2.2 million and $2.3 million in 2006, 2005 and 2004, respectively. Company contributions are directed by the employee into various investment options. At December 31, 2006 and 2005, the plan had invested in 35,083 shares, or $1.6 million, and 77,893 shares, or $1.5 million, of the Company’s common stock, respectively, based on the market price of the common stock at those dates.

The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for the former Chief Executive Officer that was executed in February 2004 and other unfunded postretirement benefit plans (“OPEB”), primarily health care and life insurance for certain employees and non-employees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	2006	2005

Discount rate	5.50%	5.50%
Return on pension plan assets	8.75%	8.75%
Projected health care cost trend rate	10.00%	11.00%
Ultimate health care cost trend rate	6.00%	6.00%
Year ultimate health care trend rate is achieved	2011	2011

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company’s pension plan weighted-average asset allocations and target allocation by asset category are as follows:

	Target	Target
	Allocation	Allocation	December 31,
	2006/2007	2005	2006	2005

Equity securities	50%	65%	47%	63%
Debt securities	50%	35%	53%	37%

Total assets	100%	100%	100%	100%

The Company’s investment objective for defined benefit plan assets is to meet the plan’s benefit obligations, without undue exposure to risk. The investment strategy focuses on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. The Investment Committee oversees the investment allocation process, which includes the selection and evaluation of the investment manager, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance. During 2006, the Company reviewed the investment allocations and changed the target allocations. As a result of the change in the target allocation, the return on pension plan assets assumption for 2007 will decrease to 7.0% from the 8.75% assumption used in 2006.

Set forth below is a detail of the net periodic pension and other postretirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	2006	2005	2004

Interest cost	$1,272	$1,246	$1,200
Amortization of unrecognized net loss	269	214	31
Expected return on plan assets	(922)	(575)	(854)
Amortization of unrecognized net transition (asset) obligation	9	(369)	(117)
SERP expense related to former CEO	1,413	3,091	857

	$2,041	$3,607	$1,117

	Other Postretirement Benefits
	2006	2005	2004

Service cost	$131	$69	$61
Interest cost	242	252	251
Net amortization	40	40	40

	$413	$361	$352

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005

Change in benefit obligation
Projected benefit obligation at beginning of year	$(22,737)	$(21,917)	$(4,514)	$(4,341)
Service cost	—	—	(131)	(69)
Interest cost	(1,272)	(1,246)	(242)	(252)
Participant contributions	—	—	(141)	(131)
Actuarial loss	(673)	(464)	(391)	(128)
Benefits paid	997	890	431	407
SERP increase related to former CEO	(1,217)	—	—	—

Projected benefit obligation at end of year	$(24,902)	$(22,737)	$(4,988)	$(4,514)

Change in plan assets
Fair value of plan assets at beginning of year	$9,951	$10,093	$—	$—
Actual return on plan assets	922	575	—	—
Employer contributions	1,064	173	290	276
Participant contributions	—	—	141	131
Benefits paid	(997)	(890)	(431)	(407)

Fair value of plan assets at end of year	$10,940	$9,951	$—	$—

Funded status — plan assets less than benefit obligations	$(13,962)	$(12,786)	$(4,988)	$(4,514)

Recognized in accumulated other comprehensive income (loss):
Net actuarial gain	$9,453	$—	$301	$—
Prior service cost	—	—	271	—
Unrecognized actuarial gain (loss)	—	9,254	—	(120)
Unrecognized prior service cost	—	—	—	341

Amounts not yet recognized as a component of net postretirement benefit cost	$9,453	$9,254	$572	$221

Amounts recorded in the balance sheet consist of:
Accrued benefit liability	$(13,962)	$(12,786)	$(4,988)	$(4,293)
Accumulated other comprehensive income	9,453	9,254	572	—

Net amount recognized	$(4,509)	$(3,532)	$(4,416)	$(4,293)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The accumulated benefit obligation at December 31, 2006 and 2005 equals the projected benefit obligation at December 31, 2006 and 2005 as the Company’s defined benefit plans are frozen and no additional benefits are being accrued.

The projected benefit obligation at December 31, 2006 includes a $1.2 million increase in connection with the settlement of litigation related to the termination of the Company’s former chief executive officer.

The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates.

The Company expects to contribute $1.5 million to its pension plans in 2007.

Future pension and other postretirement benefit payments expected to be paid are as follows:

		Other
		Postretirement
Expected benefit payments	Pension	Benefits

2007	$1,713	$261
2008	$1,732	$244
2009	$1,758	$258
2010	$1,762	$257
2011	$1,748	$234
2012-2016	$8,774	$940

The expected other postretirement benefits payments included above are net of expected Medicare subsidy receipts of approximately $0.1 million annually.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

		Other
		Postretirement
	Pension	Benefits

Net loss	$307	$—
Prior service cost	—	40

Total	$307	$40

Assumed health care cost trend rates may have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease

2006 benefit cost	$100	$(73)
Recorded liability at December 31, 2006	$792	$(616)

The Company adopted the provisions of SFAS No. 158 as of December 31, 2006. Due to the valuation allowance on certain deferred tax assets, no net tax benefit would result from the increase to the postretirement liability. The

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

table below summarizes the incremental effects of the adoption of SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006:

	Pre SFAS No. 158	SFAS No. 158	Post SFAS No. 158
	Adoption	Adjustment	Adoption

Liabilities:
Other non-current liabilities	$37,656	$572	$38,228
Stockholders’ Equity:
Accumulated other comprehensive (income) loss	$9,453	$572	$10,025

Note 11 — Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and
		Losses, Net	Unrealized	Pension and	Accumulated
	Foreign	on Cash Flow	Gain on	Post —	Other
	Currency	Hedging	Available for —	Retirement	Comprehensive
	Translation	Derivatives	Sale Securities	Obligation	Income (Loss)

Balance at January 1, 2004	$17,403	$6,689	$—	$(7,006)	$17,086
Reclassification adjustments	—	(6,689)	—	—	(6,689)
Current period credit (charge)	7,662	4,632	930	(1,177)	12,047
Deferred taxes	—	(1,157)	—	—	(1,157)

Balance December 31, 2004	25,065	3,475	930	(8,183)	21,287
Reclassification adjustments	(723)	(3,475)	(930)	—	(5,128)
Current period credit (charge)	(5,642)	1,289	4,745	(1,071)	(679)
Deferred taxes	—	(335)	—	—	(335)

Balance December 31, 2005	18,700	954	4,745	(9,254)	15,145
Reclassification adjustments	—	(954)	(4,745)	—	(5,699)
Current period credit (charge)	10,394	12,941	—	(199)	23,136
Deferred taxes	—	(3,117)	—	—	(3,117)
Adoption of SFAS No. 158	—	—	—	(572)	(572)

Balance December 31, 2006	$29,094	$9,824	$—	$(10,025)	$28,893

At December 31, 2006, $14.2 million included in foreign currency translation and $8.9 million included in unrealized gains and losses, net on cash flow hedging derivatives relate to the Nickel business discontinued operations. The Accumulated other comprehensive income balances related to the Nickel business will be recognized in the Statement of Consolidated Income as a component of the gain on sale when the Nickel transaction closes.

During 2005, $0.7 million which had been included as a component of foreign currency translation in Accumulated other comprehensive income was charged to foreign exchange loss in the Statement of Consolidated Income pursuant to the liquidation of an entity in Thailand.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 12 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations before cumulative effect of change in accounting principle for the years ended December 31:

	2006	2005	2004

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$23,623	$(12,350)	$40,126
Weighted average shares outstanding	29,362	28,679	28,470
Dilutive effect of stock options and restricted stock	216	—	152

Weighted average shares outstanding — assuming dilution	29,578	28,679	28,622

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$0.80	$(0.43)	$1.41

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$0.80	$(0.43)	$1.40

For 2005 and 2004, 1.6 million and 0.3 million of stock options and restricted stock, respectively, that could potentially dilute income (loss) per common share from continuing operations in the future were not included in the computation because to do so would have been antidilutive.

The following table sets forth the computation of basic and dilutive net income per common share for the years ended December 31:

	2006	2005	2004

Net income	$216,073	$38,891	$128,644
Weighted average shares outstanding	29,362	28,679	28,470
Dilutive effect of stock options and restricted stock	216	—	152

Weighted average shares outstanding — assuming dilution	29,578	28,679	28,622

Net income per common share	$7.36	$1.36	$4.52

Net income per common share — assuming dilution	$7.31	$1.36	$4.49

Note 13 — Share-Based Compensation
The Company’s 2002 Stock Incentive Plan authorizes the grant of options and restricted stock to employees, and the grant of options to outside directors, of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options, and stock appreciation rights, restricted stock awards and phantom stock to employees, and the grant of options to outside directors, of up to one and one-half percent of the number of outstanding shares of common stock of the Company on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of common stock outstanding. This plan also limits awards to a single individual to 200,000 shares in any year. All options granted under both plans have 10-year terms. Options have an exercise price equal to the market price at the date of grant except for the options granted to the current Chief Executive Officer (the “CEO”) upon his hiring in June 2005, some of which have exercise prices set above the grant date market price. See further discussion of these options below.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Statements of Consolidated Income include share-based compensation expense as a component of Selling, general and administrative expenses of $5.2 million, $3.5 million and $3.5 million in 2006, 2005 and 2004, respectively. The Statements of Consolidated Income also include share-based compensation expense as a component of discontinued operations of $0.8 million, $0.5 million and $0.3 million in 2006, 2005 and 2004, respectively. At December 31, 2006, there was $7.4 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $4.7 million in 2007, $2.5 million in 2008 and $0.2 million in 2009. Of the $4.7 million expected to be recognized in 2007, $0.2 million will be recognized as a component of discontinued operations. Unearned compensation expense is recognized over the vesting period for the particular grant.

In connection with the exercise of stock options previously granted, the Company received cash payments of $11.6 million and $0.1 million in 2006 and 2005, respectively. No options were exercised in 2004. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.

Stock Options
Options granted generally vest equally over three years. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During 2006, the Company granted 144,700 stock options. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.

In connection with the anticipated sale of the Nickel business, the Company entered into agreements with certain Nickel employees which allow for the acceleration of vesting for all unvested stock options previously granted to those employees. The acceleration of the options outstanding is conditioned upon the employee remaining employed by the Company through the closing of the sale. The incremental compensation expense resulting from these modifications was not significant.

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

The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2006	2005	2004

Risk-free interest rate	4.9%	4.0%	3.5%
Dividend yield	—	—	—
Volatility factor of Company common stock	0.47	0.44	0.45
Weighted-average expected option life (years)	6.1	5.0	5.0
Weighted-average grant-date fair value	$14.97	$9.61	$14.21

The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the options being valued. The dividend yield assumption is zero, as the Company intends to continue to retain earnings for use in the operations of the business and does not anticipate paying dividends in the foreseeable future. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of options granted is determined using the shortcut method allowed by Staff Accounting Bulletin (“SAB”) No. 107. Under this

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.

The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Non-vested at December 31, 2005	651,629	$10.61
Non-vested at December 31, 2006	439,008	$11.60
Granted during 2006	144,700	$14.97
Vested during 2006	324,316	$11.12
Forfeited during 2006	27,450	$11.60

The fair value of options that vested during 2006 was $3.6 million. The total intrinsic value of options exercised during 2006 was $8.2 million.

A summary of the Company’s stock option activity for 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	1,252,817	$30.71
Granted	144,700	28.83
Exercised	(440,364)	27.14
Expired unexercised	(35,000)	31.29
Forfeited	(27,450)	22.42

Outstanding at December 31, 2006	894,703	$32.40	7.57	$12,944,226
Vested or expected to vest at December 31, 2006	868,891	$32.47	7.54	$12,533,172
Exercisable at December 31, 2006	455,695	$35.73	6.54	$5,772,402

Restricted Stock — Performance-Based Awards
During 2006, the Company granted 99,520 shares of performance-based restricted stock that vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. The ultimate satisfaction of the performance criteria will be determined based on the three-year performance period ending December 31, 2008. The market value of the performance-based restricted stock award was valued based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite service period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of the Company’s performance-based restricted stock awards for 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	99,520	28.93
Forfeited	(3,620)	28.93

Outstanding at December 31, 2006	95,900	$28.93
Expected to vest at December 31, 2006	84,259

Restricted Stock — Time-Based Awards
During 2006, the Company granted 23,300 shares of time-based restricted stock that vest three years from the date of grant subject to the respective employee recipient remaining employed by the Company on that date. The market value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $0.7 million. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

In June 2005, the Company granted 166,194 shares of restricted stock to its CEO in connection with his hiring. The restricted shares vest on May 31, 2008, subject to the CEO remaining employed by the Company on that date. During the second quarter of 2006, the Company amended the restricted stock agreement to provide for pro rata vesting of the shares covered by the restricted stock agreement in the event the CEO becomes disabled or dies prior to the May 31, 2008 vesting date. The market value of the restricted stock award based upon the market price ($24.89) of an unrestricted share of the Company’s common stock at the date of grant was $4.1 million and the expense is being recognized ratably over the vesting period.

A summary of the Company’s time-based restricted stock awards for 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 1, 2006	166,194	$24.89
Granted	23,300	$29.10
Forfeitures	(1,000)	$28.76

Outstanding at December 31, 2006	188,494	$25.39
Expected to vest at December 31, 2006	185,494

Note 14 — Commitments and Contingencies
The Company has entered into raw material purchase contracts for primarily cobalt with various third parties in the normal course of business. The aggregate estimated future payments under these contracts are $54.0 million in 2007 and $16.8 million in 2008. These amounts reflect estimated future payments based on committed tons of material per the applicable contract multiplied by the average daily reference for the last week of December 2006. Commitments made under these contracts represent future purchases in line with expected usage.

James P. Mooney ceased to be employed as the Company’s Chief Executive Officer in January 2005. On November 21, 2005, the Company brought suit against Mr. Mooney in the U.S. District Court of the Middle District of Florida seeking disgorgement of certain bonuses and profits he received during his tenure as Chief

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Executive Officer and filed a declaratory judgment asking the court to determine if Mr. Mooney’s termination should be considered “with cause” such that he would not be entitled to any severance benefits. Mr. Mooney asserted a counterclaim against the Company seeking damages based on additional bonuses he alleged he was owed and other additional payments he claimed he was entitled to under his employment agreement and for the release of shares of stock which the Company has held pending the resolution of its claims. The Company and Mr. Mooney entered into a Settlement Agreement and Release with respect to this litigation on February 23, 2007. The terms of the settlement include: (i) a payment to Mr. Mooney of $56,000 per month for the remainder of his life in settlement of his claims for nonqualified retirement benefits under a supplemental executive retirement plan and a benefit restoration plan maintained by the Company, and (ii) a lump-sum payment to Mr. Mooney of $6.0 million. The settlement imposes certain non-compete and non-solicitation obligations on Mr. Mooney. In connection with this event, the Company recorded a charge of $3.2 million in 2006 to Selling, general and administrative expenses in the Statements of Consolidated Income.

In addition, Mr. Mooney filed suit against the Company in Delaware state court seeking advancement and reimbursement of his attorney’s fees in connection with the pending Florida litigation and other related matters. In the first quarter of 2006, this matter was settled, and the Company paid Mr. Mooney’s attorney’s fees in connection with the foregoing litigation.

The SEC’s Division of Enforcement is conducting an informal investigation resulting from the self reporting by the Company of the internal investigation conducted in 2003 and 2004 by the audit committee of the Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for periods prior to December 31, 2003. The Company is cooperating fully with the SEC informal investigation.

During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of the Company’s Precious Metals Group (“PMG”) as the liability is no longer probable. Such amount had previously been included in Retained Liabilities of Businesses Sold in the Consolidated Balance Sheets. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil. If the ultimate outcome of this contingency is unfavorable, the loss based on exchange rates at December 31, 2006 would be $6.1 million.

The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. The Company’s expense related to environmental liabilities was $4.2 million in 2006, $2.8 million in 2005 and $0.3 million in 2004. At December 31, 2006 and 2005 the Company has recorded environmental liabilities of $8.0 million and $8.8 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. The Company has recorded $5.7 million in other current liabilities and $2.3 million in Other non-current liabilities as of December 31, 2006.

Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters, as well as other legal proceedings arising out of operations in the normal course of business, is not

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations, or cash flows.

Note 15 — Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $4.3 million in 2006, $4.2 million in 2005 and $4.4 million in 2004.

Future minimum payments under noncancellable operating leases at December 31, 2006 are as follows for the year ending December 31:

2007	$3,518
2008	3,103
2009	2,823
2010	2,562
2011	845
2012 and thereafter	8,143

Total minimum lease payments	$20,994

Note 16 — Reportable Segments and Geographic Information
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business. As a result, The Company’s financial statements, accompanying notes and other information provided in this Form 10-K reflect the Nickel segment as a discontinued operation for all periods presented. The sale of the Nickel business is subject to customary closing conditions. The transaction is expected to close on or about March 1, 2007. The Nickel business consists of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd.

After reclassifying the Nickel segment to discontinued operations, the Company has one remaining operating segment — Specialties. The Specialties segment includes products manufactured using cobalt and other metals including copper, zinc, manganese, and calcium. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals and powders. Corporate is comprised of general and administrative expense not allocated to Specialties.

In late 2005, the Company began a strategic transformation away from commodity-based businesses and markets to value-added, specialty businesses and markets. This transformation includes the sale of the Company’s Nickel business, discussed above. Pursuant to the transformation, the Vice President and General Manager of the Specialties segment organized certain product lines around end markets, thereby creating three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals, along with certain other operations that are not classified into one of these groupings. In 2006, Electronic Chemicals was realigned from the Nickel segment to the Specialties segment. Because the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year presentation.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table reflects the 2006 and 2005 sales for the product line groupings (2004 information is not available):

	2006	2005

Net Sales
Inorganics	$418,762	$376,228
Advanced organics	151,114	157,195
Electronic chemicals	86,494	59,411
Other	3,734	24,693

	$660,104	$617,527

Sales to one customer represented approximately 19%, 19% and 18% of net sales in 2006, 2005 and 2004, respectively. In addition, sales to another customer were approximately 11% of net sales in 2006. There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Australia, Finland and Russia, as well as increased demand in developing countries may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country.

While its primary manufacturing site is in Finland, the Company also has manufacturing and other facilities in Canada, the United States, Europe and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 38% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	2006	2005	2004

Business Segment Information
Net Sales
Specialties	$660,104	$617,527	$689,537

Income (loss) from operations
Specialties	$115,349	$36,124	$158,735
Corporate(a)	(40,090)	(11,012)	(54,303)

	75,259	25,112	104,432

Interest expense	(38,659)	(41,064)	(39,536)
Foreign exchange gain (loss)	3,661	(4,580)	(4,421)
Investment and other income, net	20,207	2,764	1,728

	(14,791)	(42,880)	(42,229)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$60,468	$(17,768)	$62,203

Expenditures for property, plant & equipment
Specialties	$14,547	$13,386	$9,282

Depreciation and amortization
Specialties	$30,867	$30,676	$32,841
Corporate	974	1,917	2,600

	$31,841	$32,593	$35,441

Total assets
Specialties	$826,488	$739,332
Corporate	194,054	70,959
Assets of discontinued operations	597,682	409,982

	$1,618,224	$1,220,273

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

		Property, Plant
		and
	Net Sales(b)	Equipment, net

Geographic Region Information
2006
Finland	$209,603	$75,257
United States	147,395	32,347
Japan	189,493	77
Other	113,613	23,047
Democratic Republic of the Congo	—	80,225

	$660,104	$210,953

2005
Finland	$171,190	$80,635
United States	177,275	31,392
Japan	178,887	89
Other	90,175	20,630
Democratic Republic of the Congo	—	90,388

	$617,527	$223,134

2004
Finland	$173,933
United States	175,830
Japan	265,301
Other	74,473
Democratic Republic of the Congo	—

	$689,537

(a)	In 2006, the Corporate loss includes a $3.2 million charge related to the settlement of litigation with the Company’s former CEO. In 2005, the Corporate loss includes $27.5 million of income related to the receipt of net insurance proceeds after legal expenses, charges totaling $9.6 million related to the departure of the Company’s former CEO and former CFO and $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation. Corporate loss in 2004 includes a charge of $7.5 million related to the shareholder lawsuits. All periods presented reflect the reallocation of share-based compensation expense related to Nickel management from corporate to discontinued operations.

(b)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 17 — Guarantor and Non-Guarantor Subsidiary Information
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

	December 31, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$49,977	$(325)	$232,636	$—	$282,288
Accounts receivable, less allowances	561,854	117,145	339,858	(935,926)	82,931
Inventories	—	53,689	162,803	—	216,492
Other current assets	8,541	3,135	18,972	—	30,648
Assets of discontinued operations	—	—	597,682	—	597,682

Total current assets	620,372	173,644	1,351,951	(935,926)	1,210,041
Property, plant and equipment, net	—	36,768	174,185	—	210,953
Goodwill	75,830	68,908	(7,195)	—	137,543
Intercompany receivables	414,060	—	696,218	(1,110,278)	—
Investment in subsidiaries	98,728	—	2,279,825	(2,378,553)	—
Other non-current assets	427	14,692	44,568	—	59,687

Total assets	$1,209,417	$294,012	$4,539,552	$(4,424,757)	$1,618,224

Current liabilities:
Short-term debt	$—	$—	$326	$—	$326
Current portion of long-term debt	—	—	167	—	167
Debt to be redeemed	402,520	—	—	—	402,520
Accounts payable	4,114	458,104	464,817	(836,267)	90,768
Other current liabilities	7,040	27,865	53,455	—	88,360
Liabilities of discontinued operations	—	—	167,148	—	167,148

Total current liabilities	413,674	485,969	685,913	(836,267)	749,289
Long-term debt	—	—	1,224	—	1,224
Deferred income taxes	—	—	4,118	—	4,118
Other non-current liabilities and minority interest	13,442	16,193	51,879	—	81,514
Intercompany payables	222	182,808	1,026,832	(1,209,862)	—
Stockholders’ equity	782,079	(390,958)	2,769,586	(2,378,628)	782,079

Total liabilities and stockholders’ equity	$1,209,417	$294,012	$4,539,552	$(4,424,757)	$1,618,224

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$215,572	$859,189	$(414,657)	$660,104
Cost of products sold	—	162,007	728,087	(414,657)	475,437

Gross profit	—	53,565	131,102	—	184,667
Selling, general and administrative expenses	—	66,641	42,767	—	109,408

Income (loss) from operations	—	(13,076)	88,335	—	75,259
Interest expense	(38,241)	(12,452)	(54,777)	66,811	(38,659)
Foreign exchange gain	107	73	3,481	—	3,661
Gain on sale of investments	—	—	12,223	—	12,223
Other income, net	14,949	2,368	57,478	(66,811)	7,984

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(23,185)	(23,087)	106,740	—	60,468
Income tax expense	(14,649)	—	(15,905)	—	(30,554)
Minority interest share of (income) loss	—	—	(6,291)	—	(6,291)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(37,834)	(23,087)	84,544	—	23,623
Income from discontinued operations, net of tax	2,828	7,322	182,013	—	192,163

Income (loss) before cumulative effect of change in accounting principle	(35,006)	(15,765)	266,557	—	215,786
Cumulative effect of change in accounting principle	287	—	—	—	287

Net income (loss)	$(34,719)	$(15,765)	$266,557	$—	$216,073

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2006
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$25,878	$5,700	$63,389	$—	$94,967
Investing activities:
Expenditures for property plant and equipment	—	(3,425)	(11,122)	—	(14,547)
Proceeds from sale of investments	—	—	12,223	—	12,223
Loans to non-consolidated joint ventures	—	—	(6,888)	—	(6,888)
Expenditures for software	—	(3,329)	—	—	(3,329)
Acquisition of business, net of cash acquired	—	—	(5,418)	—	(5,418)

Net cash used for investing activities	—	(6,754)	(11,205)	—	(17,959)
Financing activities:
Payments of long-term debt and revolving line of credit	—	—	(17,250)	—	(17,250)
Proceeds from exercise of stock options	11,558	—	—	—	11,558

Net cash provided by (used for) financing activities	11,558	—	(17,250)	—	(5,692)
Effect of exchange rate changes on cash	—	—	4,569	—	4,569

Cash and cash equivalents
Increase (decrease) from continuing operations	37,436	(1,054)	39,503	—	75,885
Discontinued operations — net cash provided by (used for) operating activities	(1,745)	—	109,124	—	107,379
Discontinued operations — net cash used for investing activities	—	—	(15,594)	—	(15,594)
Balance at the beginning of the year	14,286	729	99,603	—	114,618

Balance at the end of the year	$49,977	$(325)	$232,636	$—	$282,288

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	December 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Balance Sheet Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$14,286	$729	$99,603	$—	$114,618
Accounts receivable, less allowances	521,724	104,655	210,096	(761,513)	74,962
Inventories	—	46,953	140,114	—	187,067
Other current assets	2,813	6,925	23,577	—	33,315
Assets of discontinued operations	—	—	195,146	—	195,146

Total current assets	538,823	159,262	668,536	(761,513)	605,108

Property, plant and equipment, net	—	35,212	187,922	—	223,134
Goodwill	75,830	68,908	(12,096)	—	132,642
Intercompany receivables	255,830	—	986,463	(1,242,293)	—
Investment in subsidiaries	92,347	—	2,160,527	(2,252,874)	—
Other non-current assets	6,541	11,571	26,441	—	44,553
Assets of discontinued operations	—	—	214,836	—	214,836

Total assets	$969,371	$274,953	$4,232,629	$(4,256,680)	$1,220,273

Current liabilities:
Current portion of long-term debt	$—	$—	$5,750	$—	$5,750
Accounts payable	4,000	90,040	270,306	(315,624)	48,722
Other current liabilities	8,658	19,522	18,482	—	46,662
Liabilities of discontinued operations	—	—	66,905	—	66,905

Total current liabilities	12,658	109,562	361,443	(315,624)	168,039

Long-term debt	404,596	—	11,500	—	416,096
Deferred income taxes	—	—	4,688	—	4,688
Other non-current liabilities and minority interest	15,584	15,195	43,916	—	74,695
Intercompany payables	—	530,435	1,157,951	(1,688,386)	—
Liabilities of discontinued operations	—	—	20,222	—	20,222
Stockholders’ equity	536,533	(380,239)	2,632,909	(2,252,670)	536,533

Total liabilities and stockholders’ equity	$969,371	$274,953	$4,232,629	$(4,256,680)	$1,220,273

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$235,645	$706,934	$(325,052)	$617,527
Cost of products sold	—	199,298	642,320	(325,052)	516,566

Gross profit	—	36,347	64,614	—	100,961
Selling, general and administrative expenses	—	36,479	39,370	—	75,849

Income (loss) from operations	—	(132)	25,244	—	25,112
Interest expense	(39,697)	(9,036)	(49,861)	57,530	(41,064)
Foreign exchange loss	—	(36)	(4,544)	—	(4,580)
Other income, net	8,307	4,358	47,629	(57,530)	2,764

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	(31,390)	(4,846)	18,468	—	(17,768)
Income tax expense	—	—	(1,710)	—	(1,710)
Minority interest share of (income) loss	—	—	7,128	—	7,128

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(31,390)	(4,846)	23,886	—	(12,350)
Income from discontinued operations, net of tax	9,076	4,635	35,278	—	48,989

Income (loss) before cumulative effect of change in accounting principle	(22,314)	(211)	59,164	—	36,639
Cumulative effect of change in accounting principle	—	—	2,252	—	2,252

Net income (loss)	$(22,314)	$(211)	$61,416	$—	$38,891

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2005
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used for) operating activities	$12,054	$4,765	$(24,162)	$—	$(7,343)
Investing activities:
Expenditures for property plant and equipment	—	(4,226)	(9,160)	—	(13,386)
Expenditures for software	—	(1,007)	—	—	(1,007)
Proceeds from MPI note receivable	—	—	3,035	—	3,035
Gain on collection of note receivable	—	—	2,500	—	2,500

Net cash used for investing activities	—	(5,233)	(3,625)	—	(8,858)
Financing activities:
Payments of long-term debt and revolving line of credit	(49,872)	—	(5,750)	—	(55,622)
Proceeds from revolving line of credit	49,872	—	—	—	49,872
Proceeds from exercise of stock options	117	—	—	—	117

Net cash provided by (used for) financing activities	117	—	(5,750)	—	(5,633)
Effect of exchange rate changes on cash	—	—	(5,293)	—	(5,293)

Cash and cash equivalents
Increase (decrease) from continuing operations	12,171	(468)	(38,830)	—	(27,127)
Discontinued operations — net cash provided by (used for) operating activities	(6,418)	—	130,187	—	123,769
Discontinued operations — net cash used for investing activities	—		(8,803)		(8,803)
Balance at the beginning of the year	8,533	1,197	17,049	—	26,779

Balance at the end of the year	$14,286	$729	$99,603	$—	$114,618

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Income Statement Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales	$—	$217,458	$969,485	$(497,406)	$689,537
Cost of products sold	—	160,036	806,264	(497,406)	468,894

Gross profit	—	57,422	163,221	—	220,643
Selling, general and administrative expenses	—	75,775	40,436	—	116,211

Income (loss) from operations	—	(18,353)	122,785	—	104,432
Interest expense	(37,835)	(6,021)	(55,340)	59,660	(39,536)
Foreign exchange gain (loss)	(375)	49	(4,095)	—	(4,421)
Other income, net	7,271	690	53,427	(59,660)	1,728

Income (loss) from continuing operations before income taxes and minority interest	(30,939)	(23,635)	116,777	—	62,203
Income tax expense	—	—	(20,635)	—	(20,635)
Minority interest share of (income) loss	—	—	(1,442)	—	(1,442)

Income (loss) from continuing operations	(30,939)	(23,635)	94,700	—	40,126
Income from discontinued operations, net of tax	1,019	2,984	84,515	—	88,518

Net income (loss)	$(29,920)	$(20,651)	$179,215	$—	$128,644

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Year Ended December 31, 2004
		Combined	Combined
		Guarantor	Non-guarantor
Cash Flow Data	The Company	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash provided by (used for) operating activities	$19,511	$(302)	$(3,843)	$—	$15,366
Investing activities:
Expenditures for property plant and equipment	—	(3,054)	(6,228)	—	(9,282)

Net cash used for investing activities	—	(3,054)	(6,228)	—	(9,282)
Financing activities:
Long-term borrowings	—	—	23,000	—	23,000
Payments of long-term debt and revolving line of credit	—	—	(22,919)	—	(22,919)

Net cash provided by financing activities	—	—	81	—	81
Effect of exchange rate changes on cash	—	—	1,068	—	1,068

Cash and cash equivalents
Increase (decrease) from continuing operations	19,511	(3,356)	(8,922)	—	7,233
Discontinued operations — net cash provided by (used for) operating activities	(19,817)	—	494	—	(19,323)
Discontinued operations — net cash used for investing activities	—	—	(15,850)	—	(15,850)
Balance at the beginning of the year	8,839	4,553	41,327	—	54,719

Balance at the end of the year	$8,533	$1,197	$17,049	$—	$26,779

Note 18 — Subsequent events
On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding 9.25% Notes due 2011. The Notes will be redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The premium amount of $18.5 million, plus related deferred financing costs of $5.3 million and deferred net gain on terminated swaps of $2.5 million will be charged to interest expense in the first quarter of 2007.

In connection with the redemption of the Notes, the Company entered into a second amendment to its Revolver which, in addition to revolving loans of up to $100 million previously available under the Revolver, permits the Company to request additional revolving loans of up to $125 million. Such additional revolving loans may only be used to redeem the Notes. Such additional revolving loans must be repaid when the Company receives the net proceeds from the pending sale of the Nickel business, but not later than July 31, 2007. The Company may not declare and pay any cash dividends on its common stock at any time during which any additional revolving loans are outstanding.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 19 — Quarterly Results of Operations (Unaudited)
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business. The results of operations of this business were reflected in continuing operations prior to November 17, 2006 as the approval for this disposition was not granted by the Board of Directors until November 2006. Accordingly, the first three quarters of 2006 and all of 2005 have been reclassified to reflect the results of operations of the Nickel business as discontinued operations.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales — as originally reported	$294,609	$330,164	$375,772	$—	$—
Reclass Nickel business to discontinued operations	(152,162)	(155,008)	(205,352)	—	—

Net sales	$142,447	$175,156	$170,420	$172,081	$660,104

Gross profit — as originally reported	$55,094	$90,033	$145,317	$—	$—
Reclass Nickel business to discontinued operations	(20,940)	(39,498)	(92,142)	—	—

Gross profit	$34,154	$50,535	$53,175	$46,803	$184,667

Income from continuing operations before cumulative effect of change in accounting principle — as originally reported	$18,160	$53,514	$86,765	$—	$—
Reclass Nickel business to discontinued operations	(15,416)	(29,429)	(72,935)	—	—

Income (loss) from continuing operations before cumulative effect of change in accounting principle	2,744	24,085	13,830	(17,036)	23,623
Income (loss) from discontinued operations, net of tax - as originally reported	(274)	(399)	1,243	—	—
Reclass Nickel business to discontinued operations	15,416	29,429	72,935	—	—

Income from discontinued operations, net of tax	15,142	29,030	74,178	73,813	192,163
Cumulative effect of a change in accounting principle	287	—	—	—	287

Net income	$18,173	$53,115	$88,008	$56,777	$216,073

Net income per common share — basic
Continuing operations — as originally reported	$0.62	$1.82	$2.96	$—	$—
Reclass Nickel business to discontinued operations	(0.53)	(1.00)	(2.49)	—	—

Continuing operations	$0.09	$0.82	$0.47	$(0.58)	$0.80
Discontinued operations — as originally reported	$(0.01)	$(0.01)	$0.04	$—	$—
Reclass Nickel business to discontinued operations	0.53	1.00	2.49	—	—

Discontinued operations	0.52	0.99	2.53	2.51	6.55
Cumulative effect of a change in accounting principle	0.01	—	—	—	0.01

Net income	$0.62	$1.81	$3.00	$1.93	$7.36

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net income per common share — assuming dilution
Continuing operations — as originally reported	$0.62	$1.81	$2.93	$—	$—
Reclass Nickel business to discontinued operations	(0.53)	(0.99)	(2.46)	—	—

Continuing operations	$0.09	$0.82	$0.47	$(0.58)	$0.80
Discontinued operations — as originally reported	$(0.01)	$(0.01)	$0.04	$—	$—
Reclass Nickel business to discontinued operations	0.53	0.99	2.46	—	—

Discontinued operations	$0.52	$0.98	$2.50	$2.51	$6.50
Cumulative effect of a change in accounting principle	0.01	—	—	—	0.01

Net income	$0.62	$1.80	$2.97	$1.93	$7.31

The first quarter of 2006 includes $0.3 million of income related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R, “Share-Based Payments.” See further discussion of the adoption of SFAS No. 123R in Note 2.

The second quarter of 2006 includes a $12.0 million gain related to the common shares of Weda Bay Minerals, Inc. The net book value of the investment was zero due to a permanent impairment charge recorded in prior years. The second quarter also includes an additional $1.0 million reserve provided against the note receivable from our joint venture partner in the DRC.

The fourth quarter of 2006 includes a $3.2 million charge for the settlement of litigation related to the termination of the Company’s former chief executive officer.

In the fourth quarter of 2006, the effective income tax rate for the full year 2006 for continuing operations was adjusted to 50.5% from 19.2%. The adjustment relates primarily to providing additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries as of December 31, 2006. The taxes provided on such earnings were partially offset by the reversal of the valuation allowance against certain operating loss carryforwards. Previously, the Company’s intent was for such earnings to be reinvested by the subsidiaries indefinitely. However, due primarily to the planned redemption of the Notes in March 2007 the Company now plans to repatriate such undistributed earnings to the United States during 2007.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales — as originally reported	$351,932	$314,709	$306,586	$276,382	$1,249,609
Reclass Nickel business to discontinued operations	(179,776)	(166,477)	(160,973)	(124,856)	(632,082)

Net sales	$172,156	$148,232	$145,613	$151,526	$617,527

Gross profit — as originally reported	$55,851	$40,573	$32,144	$28,953	$157,521
Reclass Nickel business to discontinued operations	(29,516)	(14,371)	(8,752)	(3,921)	(56,560)

Gross profit	$26,335	$26,202	$23,392	$25,032	$100,961

Income from continuing operations before cumulative effect of change in accounting principle — as originally reported	$11,780	$10,474	$3,228	$1,798	$27,280
Reclass Nickel business to discontinued operations	(19,503)	(10,208)	(8,020)	(1,899)	(39,630)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(7,723)	266	(4,792)	(101)	(12,350)
Income from discontinued operations, net of tax — as originally reported	784	841	139	7,595	9,359
Reclass Nickel business to discontinued operations	19,503	10,208	8,020	1,899	39,630

Income from discontinued operations, net of tax	20,287	11,049	8,159	9,494	48,989
Cumulative effect of a change in accounting principle	—	—	—	2,252	2,252

Net income	$12,564	$11,315	$3,367	$11,645	$38,891

Net income per common share — basic
Continuing operations — as originally reported	$0.41	$0.37	$0.11	$0.06	$0.95
Reclass Nickel business to discontinued operations	(0.68)	(0.36)	(0.28)	(0.06)	(1.38)

Continuing operations	$(0.27)	$0.01	$(0.17)	$—	$(0.43)
Discontinued operations — as originally reported	$0.03	$0.03	$0.01	$0.26	$0.33
Reclass Nickel business to discontinued operations	0.68	0.36	0.28	0.06	1.38

Discontinued operations	0.71	0.39	0.29	0.32	1.71
Cumulative effect of a change in accounting principle	—	—	—	0.08	0.08

Net income	$0.44	$0.40	$0.12	$0.40	$1.36

Net income per common share — assuming dilution
Continuing operations — as originally reported	$0.41	$0.37	$0.11	$0.06	$0.95
Reclass Nickel business to discontinued operations	(0.68)	(0.36)	(0.28)	(0.06)	(1.38)

Continuing operations	$(0.27)	$0.01	$(0.17)	$—	$(0.43)
Discontinued operations — as originally reported	$0.03	$0.03	$0.01	$0.26	$0.33
Reclass Nickel business to discontinued operations	0.68	0.36	0.28	0.06	1.38

Discontinued operations	$0.71	$0.39	$0.29	$0.32	$1.71
Cumulative effect of a change in accounting principle	—	—	—	0.08	0.08

Net income	$0.44	$0.40	$0.12	$0.40	$1.36

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

In the first quarter of 2005, the Company recorded a charge of $8.7 million related to the former CEO’s separation agreement.

The second quarter of 2005 includes $8.5 million of income from net insurance proceeds related to the shareholder litigation settlement partially offset by a $2.3 million lower of cost or market charge.

The third quarter of 2005 includes $2.5 million of income related to the collection of the Weda Bay note receivable that had been fully reserved in 2002 and $1.8 million of income related to the mark-to-market of 380,000 shares issued in connection with the shareholder derivative litigation partially offset by a $3.8 million lower of cost or market charge.

The fourth quarter of 2005 includes $19.0 million of income from insurance proceeds related to the shareholder litigation settlement and $2.8 million of income related to the mark-to-market of 380,000 shares issued in connection with the shareholder derivative litigation settlement. In addition, the Company adopted FIN No. 47 in the fourth quarter of 2005, which resulted in a cumulative effect of a change in accounting principle of $2.3 million.

In the fourth quarter of 2005, the Company recorded income tax expense of approximately $5.8 million related to the earlier interim periods in 2005, as a result of a change in the effective income tax rate for the full year 2005 made during the fourth quarter. The change in the effective tax rate related primarily to increased losses with no corresponding tax benefits in the United States compared with the forecasts on which the previous estimated effective income tax rate was based.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006, due solely to the material weakness in the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting solely as a result of the following material weakness:

•	The Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not maintain effective internal controls over the assessment and review of deferred income tax assets in the United States and the related deferred income tax provision. This material weakness resulted in adjustments during the year-end audit process to deferred income tax assets and deferred income tax expense.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.

Changes in Internal Controls
During the fourth quarter of 2006 and subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls. In light of the material weakness described above, the Company plans to engage outside tax advisors to assist in its evaluation of the adequacy of the design of the controls over its income tax processes, and to review its annual income tax provision and related analyses. The Company believes that such actions will remediate the material weakness.

Item 9B.  Other Information
As discussed in Item 3. Legal Proceeds, the Company has been engaged in pending litigation with James P. Mooney, the Company’s former Chief Executive Officer. The Company and Mr. Mooney entered into a Settlement Agreement and Release with respect to all pending claims in this litigation on February 23, 2007. The terms of the settlement include: (i) a payment to Mr. Mooney of $56,000 per month for the remainder of his life in settlement of his claims for nonqualified retirement benefits under a supplemental executive retirement plan and a benefit restoration plan maintained by the Company, and (ii) a lump-sum payment to Mr. Mooney of $6.0 million. The settlement imposes certain noncompete and nonsolicitation obligations on Mr. Mooney.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to directors of the Company will be set forth under the heading “Proposal I. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders of the Company (the “2007 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Information with respect to the Company’s audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2007 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Ethics policy that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct and Ethics, the Company’s Corporate Governance Principles and all committee charters are posted on the Corporate Governance portion of the Company’s website (www.omgi.com). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Greg Griffith, Vice President, Strategic Planning and Business Development.

In accordance with New York Stock Exchange rules, on June 1, 2006, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.  Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2007 Proxy Statement under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2007 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” and is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2006.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options	outstanding options	equity compensation plans

Equity Compensation Plans Approved by the Stockholders	805,769	$32.26	(a	)
Equity Compensation Plans Not Approved by the Stockholders(b)	88,934	$33.67	—

(a)	The Company maintains two equity compensation plans approved by stockholders. The 2002 Stock Incentive Plan permits the issuance of up to 1,400,000 shares of the Company’s common stock, of which 1,104,100 shares were available at December 31, 2006 for awards under the plan. The 1998 Long-Term Incentive Compensation Plan provides that awards may be granted annually in the amount of 1.5% of the Company’s common stock outstanding on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of outstanding common stock. At December 31, 2006, there were 29,739,793 outstanding shares of common stock of the Company.

(b)	As an inducement to join the Company, on June 30, 2005, the CEO was granted options to purchase 88,934 shares of common stock that are not covered by the equity compensation plans approved by the Company’s stockholders. These options have an exercise price of $33.67 per share (the market price of Company stock on the grant date was $24.89) and will become exercisable on May 31, 2008 if the CEO remains employed by the Company on that date. The options have an expiration date of June 13, 2015.

Item 13.  Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2007 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2007 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1) The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2006 and 2005

Statements of Consolidated Income for the years ended December 31, 2006, 2005 and 2004

Statements of Consolidated Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Statements of Consolidated Cash Flows for the years ended December 31, 2006, 2005 and 2004

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws
3.1	Amended and Restated Certificate of Incorporation of the Company.	‡
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 14, 2006).

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company.	‡
4.2	Indenture, dated as of December 12, 2001, among OM Group, Inc., the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (No. 333-74566) filed on January 14, 2002).
4.3	Revolving Credit Agreement, dated as of December 20, 2005, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 9, 2006).
4.4	First Amendment to the Revolving Credit Agreement, dated as of November 10, 2006, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager.
4.5	Second Amendment to the Revolving Credit Agreement, dated as of January 31, 2007, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager.

(10) Material Contracts
10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.	‡
*10.2	OM Group, Inc. 1992 Long-Term Incentive Compensation Plan.	‡
*10.3	Amendment to OM Group, Inc. 1992 Long-Term Incentive Compensation Plan (filed as Exhibit 99(b) to the Company’s Registration Statement on Form S-8 filed on February 1, 1994, and incorporated herein by reference).
*10.4	Amendment to OM Group, Inc. 1992 Long-Term Incentive Compensation Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
*10.5	Mooney Chemicals, Inc. Welfare Benefit Plan.	‡
*10.6	Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.7	Amendment to Mooney Chemicals, Inc. Profit Sharing Plan.	‡
*10.8	OMG/Mooney Chemicals, Inc. Employee Profit Sharing Plan, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.9	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.10	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).
*10.11	Amendment to OMG Americas, Inc. Profit-Sharing Plan (filed as Exhibit 99 to the OM Group, Inc. Form S-8 Registration Statement filed on July 3, 1996, and incorporated herein by reference).
10.12	Reserved
*10.13	OM Group, Inc. Bonus Program for Key Executives and Middle Management.	‡
+10.14	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
++10.15	Agreement for Sale of concentrate production between Kokkola Chemicals Oy and La Generale Des Carriers Et Des Mines dated April 21, 1997, including amendments dated August 27, 2003 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
+10.16	Long term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
+10.17	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.17).
+10.18	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.17).
*10.19	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan, Including form of stock option agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

10.20	Lease agreement between Outokumpu Harjavalta Metals Oy and Outokumpu Nickel Oy (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.21	Reserved
*10.22	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.23	Supplemental Retirement Plan for James P. Mooney (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).
*10.24	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).
*10.25	Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).
*10.26	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated May 26, 2005 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on June 2, 2005).
*10.27	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).
*10.28	Employment Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated September 8, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).
*10.29	Severance Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).
*10.30	Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005).
*10.31	Consulting Agreement by and between OM Group, Inc. and G+H Group, dba, Partners in Success dated November 14, 2005 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 9, 2006).
*10.32	Employment Agreement by and between OM Group, Inc. and Daniel K. Lewis dated January 30, 2006 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on March 9, 2006).
10.33	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed May 5, 2006).
*10.34	Form of Restricted Stock Agreement for Joseph M. Scaminace under the 1998 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006).
*10.35	Form of Restricted Stock Agreement (time-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006).
*10.36	Form of Restricted Stock Agreement (performance-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.37	Employment Agreement by and between OM Group, Inc. and Kenneth Haber dated March 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2006).
*10.38	Form of Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 14, 2006).
*10.39	Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 14, 2006).
*10.40	Amendment No. 1, effective November 13, 2006, to Employment Agreement dated May 26, 2005 between Joseph M Scaminace and OM Group, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 14, 2006).
*10.41	Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2006).
*10.42	Amended and Restated Severance Agreement dated as of November 13, 2006 between OM Group, Inc. and Valerie Gentile Sachs (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 14, 2006).
*10.43	Retention and Severance Agreement by and between OM Group, Inc. and Marcus P. Bak dated February 9, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 15, 2007).
12	Computation of Ratio of Earnings to Fixed Charges
21	List of Subsidiaries
23	Consent of Ernst & Young LLP
24	Powers of Attorney
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.

++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance upon the Company’s request for confidential treatment pursuant to Rule 24b-2.

‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Millions)

	Balance	Charged		Charged
	at	to		to				Balance at
	Beginning	Costs and		Other				End of
Classifications	of Year	Expenses		Accounts		Deductions		Year

2006:
Allowance for doubtful accounts	$1.4	0.5	(1)	(0.1	)(7)	(0.7	)(5)	$1.1
Income tax valuation allowance	78.0	—		—		(59.2	)(2)	18.8
Environmental reserve	8.8	4.2	(3)	(.5	)(7)	(4.5	)(6)	8.0

	$88.2	$4.7		$(0.6)		$(64.4)		$27.9

2005:
Allowance for doubtful accounts	$2.0	$0.6	(1)	$(0.2	)(7)	$(1.0	)(5)	$1.4
Income tax valuation allowance	123.1	—		—		(45.1	)(2)	78.0
Environmental reserve	9.5	2.8	(3)	(0.4	)(7)	(3.1	)(6)	8.8
Shareholder litigation accrual	92.0	—		—		(92.0	)(8)	—

	$226.6	$3.4		$(0.6)		$(141.2)		$88.2

2004:
Allowance for doubtful accounts	$2.0	$1.4	(1)	$—		$(1.4	)(5)	$2.0
Income tax valuation allowance	132.2	—		—		(9.1	)(2)	123.1
Environmental reserve	14.2	0.3	(3)	0.5	(7)	(5.5	)(6)	9.5
Shareholder litigation accrual	84.5	7.5	(4)	—		—		92.0

	$232.9	$9.2		$—		$(16.0)		$226.6

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Decrease in valuation allowance is recorded as a component of the provision for income taxes.

(3)	Provision for environmental costs included in selling, general and administrative expenses.

(4)	Provision for shareholder class action and shareholder derivative lawsuits.

(5)	Actual accounts written-off against the allowance — net of recoveries.

(6)	Actual cash expenditures charged against the accrual.

(7)	Foreign currency translation adjustment.

(8)	Settlement of shareholder class action and shareholder derivative lawsuits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

OM GROUP, INC.

By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 28, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

/s/ Joseph M. Scaminace Joseph M. Scaminace		Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth Haber Kenneth Haber		Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard W. Blackburn* Richard W. Blackburn		Director

/s/ Steven J. Demetriou* Steven J. Demetriou		Director

/s/ Katharine L. Plourde* Katharine L. Plourde		Director

/s/ David L. Pugh* David L. Pugh		Director

/s/ William J. Reidy* William J. Reidy		Director

/s/ Gordon A. Ulsh* Gordon A. Ulsh		Director

*By:	/s/ Kenneth Haber Kenneth Haber Attorney-in-Fact