Form 10-Q
period 2007-03-31
OM GROUP INC
filed 2007-05-03
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
As of April 30, 2007 there were 29,809,587 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.
TABLE OF CONTENTS

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$326,823	$282,288
Accounts receivable, less allowances	110,217	82,931
Inventories	245,906	216,492
Receivable from Norilsk Nickel	84,997	—
Other current assets	47,525	30,648
Assets of discontinued operations	—	597,682

Total current assets	815,468	1,210,041

Property, plant and equipment, net	207,174	210,953
Goodwill	137,774	137,543
Notes receivable from joint venture partner, less allowance of $5,200 in 2007 and 2006	24,179	24,179
Other non-current assets	28,313	35,508

Total assets	$1,212,908	$1,618,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$330	$326
Current portion of long-term debt	155	167
Debt to be redeemed	—	402,520
Accounts payable	124,407	90,768
Accrued income taxes	62,666	17,497
Accrued employee costs	19,084	28,806
Other current liabilities	41,067	42,057
Liabilities of discontinued operations	—	167,148

Total current liabilities	247,709	749,289

Long-term debt	1,204	1,224
Deferred income taxes	3,989	4,118
Minority interests	43,868	43,286
Other non-current liabilities	40,036	38,228

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 29,861,794 in 2007 and 29,801,334 shares in 2006	298	297
Capital in excess of par value	538,582	533,818
Retained earnings	335,627	221,310
Treasury stock (61,541 shares in 2007 and 2006, at cost)	(2,239)	(2,239)
Accumulated other comprehensive income	3,834	28,893

Total stockholders’ equity	876,102	782,079

Total liabilities and stockholders’ equity	$1,212,908	$1,618,224

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Net sales	$216,196	$142,447
Cost of products sold	143,952	108,293

Gross profit	72,244	34,154
Selling, general and administrative expenses	25,432	22,573

Income from operations	46,812	11,581
Other income (expense):
Interest expense	(7,105)	(9,742)
Loss on redemption of Notes	(21,733)	—
Foreign exchange gain	468	662
Other income, net	4,952	1,362

	(23,418)	(7,718)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	23,394	3,863
Income tax expense	(39,974)	(1,722)
Minority interest share of (income) loss	(1,961)	603

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(18,541)	2,744
Discontinued operations
Income from discontinued operations, net of tax	61,019	15,142
Gain on sale of discontinued operations, net of tax	72,289	—

Total income from discontinued operations, net of tax	133,308	15,142
Income before cumulative effect of change in accounting principle	114,767	17,886
Cumulative effect of change in accounting principle	—	287

Net income	$114,767	$18,173

Net income (loss) per common share — basic:
Continuing operations	$(.63)	$0.09
Discontinued operations	4.48	0.52
Cumulative effect of change in accounting principle	—	0.01

Net income	$3.85	$0.62

Net income (loss) per common share — assuming dilution:
Continuing operations	$(.63)	$0.09
Discontinued operations	4.48	0.52
Cumulative effect of change in accounting principle	—	0.01

Net income	$3.85	$0.62

Weighted average shares outstanding
Basic	29,771	29,312
Assuming dilution	29,771	29,334
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Three Months Ended March 31
(In thousands)	2007	2006
Operating activities
Net income	$114,767	$18,173
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(61,019)	(15,142)
Gain on sale of discontinued operations	(72,289)	—
Income from cumulative effect of change in accounting principle	—	(287)
Loss on redemption of Notes	21,733	—
Depreciation and amortization	8,065	7,870
Share-based compensation expense	1,513	1,168
Foreign exchange gain	(468)	(662)
Minority interest share of income (loss)	1,961	(603)
Other non-cash items	(6,080)	(7,682)
Changes in operating assets and liabilities
Accounts receivable	(27,413)	4,895
Inventories	(29,414)	7,036
Accounts payable	33,638	5,247
Other, net	20,160	8,417

Net cash provided by operating activities	5,154	28,430

Investing activities
Expenditures for property, plant and equipment	(3,660)	(2,058)
Proceeds from joint venture partner loan	3,104	—
Proceeds from the sale of the Nickel business	411,142	—
Loans to non-consolidated joint ventures	—	(2,830)
Acquisition of businesses, net of cash acquired	—	(5,394)
Expenditures for software	(795)	(322)

Net cash provided by (used for) investing activities	409,791	(10,604)

Financing activities
Payments of long-term debt	(400,000)	(1,438)
Premium for redemption of Notes	(18,500)	—
Distribution to joint venture partners	(1,350)	—
Proceeds from exercise of stock options	248	167

Net cash used for financing activities	(419,602)	(1,271)

Effect of exchange rate changes on cash	1,109	896

Cash and cash equivalents
Increase (decrease) from continuing operations	(3,548)	17,451
Discontinued operations — net cash provided by operating activities	49,623	22,347
Discontinued operations — net cash used for investing activities	(1,540)	(1,596)
Balance at the beginning of the period	282,288	114,618

Balance at the end of the period	$326,823	$152,820

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Three Months Ended March 31,
(In thousands)	2007	2006
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	29,740	29,307
Shares issued under share-based compensation plans	60	9

	29,800	29,316

Common Stock — Dollars
Beginning balance	$297	$293
Shares issued under share-based compensation plans	1	—

	298	293

Capital in Excess of Par Value
Beginning balance	533,818	516,510
Shares issued under share-based compensation plans	2,583	167
Share-based compensation	2,181	998

	538,582	517,675

Retained Earnings
Beginning balance, as originally reported	221,310	6,811
Adoption of FIN No. 48 in 2007 and EITF 04-6 in 2006	(450)	(1,574)

Beginning balance, as adjusted for the adoption of FIN No. 48 and EITF 04-6	220,860	5,237
Net income	114,767	18,173

	335,627	23,410

Treasury Stock
Beginning balance	(2,239)	(2,226)

	(2,239)	(2,226)

Accumulated Other Comprehensive Income
Beginning balance	28,893	15,145
Foreign currency translation	(15,165)	(3,794)
Reclassification of hedging activities into earnings, net of tax	(9,824)	(954)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $(25) in 2007 and $916 in 2006	(70)	2,605
Unrealized gain on available-for-sale securities	—	6,998

	3,834	20,000

Total Stockholders’ Equity	$876,102	$559,152

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 — Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of OM Group, Inc. and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation of the financial position of the Company at March 31, 2007 and the results of its operations, cash flows and changes in stockholders’ equity for the three months ended March 31, 2007 and 2006 have been included. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Unless otherwise indicated, all disclosures and amounts in the Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk Nickel (“Norilsk”). As a result, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Unaudited Condensed Consolidated Financial Statements and accompanying notes reflect the Nickel business as a discontinued operation for all periods presented.
Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Discontinued Operations and Disposition of Nickel Business
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk. As a result, the Nickel business is classified as a discontinued operation in accordance with SFAS No. 144 in the Unaudited Condensed Consolidated Financial Statements for all periods presented. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The transaction closed on March 1, 2007 and at closing the Company received net cash proceeds of $411.1 million. In addition the agreement provided for a working capital adjustment related to the net assets sold, which the Company has determined to be $83.3 million and which is recorded in the Receivable from Norilsk Nickel on the Unaudited Condensed Consolidated Balance Sheets. The receivable was collected on May 2, 2007.
The Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.
The agreement also provides for interest on the working capital adjustment from the transaction closing date. For the three months ended March 31, 2007, the Company recorded interest income of $0.6 million, which is included in Other income, net on the Unaudited Condensed Statements of Consolidated Income.
Discontinued operations includes share-based incentive compensation expense related to Nickel management. No interest expense has been allocated to discontinued operations.

Income from discontinued operations consisted of the following:

	Three Months Ended March 31
	2007	2006
Net sales	$193,091	$152,162

Income before income taxes, minority interest and cumulative effect of change in accounting principle	$80,503	$19,397
Income tax expense	19,484	4,255

Income from discontinued operations	61,019	15,142
Gain on sale of discontinued operations, net of tax	72,289	—

Total income from discontinued operations	$133,308	$15,142

Assets and liabilities of discontinued operations at December 31, 2006 were as follows:

December 31,
2006
Accounts receivable	$97,050
Inventories	191,380
Property, plant and equipment, net	149,857
Goodwill	46,481
Other current assets	112,914

Assets of discontinued operations	$597,682

Accounts payable	$100,644
Other current liabilities	66,504

Liabilities of discontinued operations	$167,148

Note 3 — Debt
On February 2, 2007, the Company notified its noteholders that it had called for the redemption of the entire $400.0 million of its outstanding 9.25% Senior Subordinated Notes due 2011 (the “Notes”). The Notes were redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The cost to redeem the Notes was $21.7 million, and consists of the premium of $18.5 million plus related deferred financing costs of $5.7 million less a deferred net gain on terminated interest rate swaps of $2.5 million.
Debt consists of the following:

	March 31,	December 31,
	2007	2006
Senior Subordinated Notes	$—	$400,000
Notes payable — bank	1,689	1,717
Deferred gain on termination of fair value hedges	—	2,520

	1,689	404,237
Less: Short-term debt	330	326
Less: Current portion of long-term debt	155	167
Less: Debt to be redeemed	—	402,520

Total long-term debt	$1,204	$1,224

Note 4 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw materials and supplies	$150,669	$138,913
Work-in-process	19,590	17,265
Finished goods	75,647	60,314

	$245,906	$216,492

Note 5 — Acquisition in the First Quarter of 2006
On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with integrated manufacturing, research and technical support facilities in Singapore and the Shanghai area of China. Plaschem had sales of approximately $11.0 million in 2005. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note payable maturing in June 2007. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to the seller if certain specified financial performance targets of the acquired business are met over the three-year period following the acquisition. Goodwill of $1.3 million was recognized as a result of this acquisition. Plaschem is included in the Electronic Chemicals product line grouping of the Specialties segment results of operations since the date of acquisition.
Note 6 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.
The Company’s interim income tax provisions are based on the application of an estimated annual effective income tax rate applied to year-to-date pre-tax income. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following for the three months ended March 31:

	2007	2006
United States	$(30,539)	$(14,436)
Outside the United States	53,933	18,299
	$23,394	$3,863

Prior to December 31, 2006, the Company had recorded a valuation allowance against its U.S. net deferred tax assets, primarily related to net operating loss carryforwards, because it was more likely than not that those deferred tax assets would not be realized. However, due primarily to the redemption of the Notes in March 2007, the Company decided to repatriate the undistributed earnings of certain European subsidiaries during the first quarter of 2007. Previously, the Company had planned to permanently reinvest such undistributed earnings overseas. As a result of the plan to repatriate, the Company recorded a deferred tax liability and reversed a portion of the valuation allowance in the fourth quarter of 2006. During the first quarter of 2007, the Company repatriated $528.5 million and recorded an additional tax liability of $38.8 million. The additional $38.8 million tax liability recorded in the first quarter of 2007 is due to the repatriation of the proceeds from the sale of the Nickel business and other cash amounts, which in the aggregate are in excess of unremitted earnings at December 31, 2006.
The Company’s effective income tax rates are as follows for the three months ended March 31:

	2007	2006
Effective income tax rate	170.9%	44.6%
The effective income tax rate for the first quarter of 2007 includes the $38.8 million cost to repatriate foreign cash in the first quarter of 2007 as described above. The effective income tax rate for the first quarter of 2007 also includes a tax benefit of $7.6 million associated with the $21.7 million charge related to the redemption of the Notes. These items are treated as discrete items in the first quarter of 2007.
Excluding the discrete items in the quarter discussed above, the effective income tax rate is lower than the United States statutory rate primarily due to a higher proportion of earnings in jurisdictions having lower statutory tax rates (primarily in Finland, Malaysia and the DRC), and the recognition of tax benefit for current year domestic losses at 35%.
As discussed in the Company’s 2006 Form 10-K, the Malaysian tax holiday expired on December 31, 2006. The Malaysian tax holiday reduced income tax expense by $2.3 million in the three months ended March 31, 2006. The benefit of the tax holiday on net income per diluted share was approximately $0.08 in the first quarter of 2006.
The Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized a $0.5 million liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including reserves for tax contingencies previously recorded, the Company has $2.0 million of uncertain tax positions all of which would affect the Company’s effective tax rate if recognized. $1.8 million is included as a component of other non-current liabilities and $0.2 million is recorded in other current liabilities on the Unaudited Condensed Consolidated Balance Sheets at March 31, 2007.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. During the quarter ended March 31, 2007, interest and penalties of $0.1 million were recognized. The Company had $0.6 million and $0.5 million accrued at March 31, 2007 and December 31, 2006, respectively, for the payment of interest and penalties.
Included in the liability for unrecognized tax benefits at March 31, 2007 and December 31, 2006, are $0.2 million of uncertain tax positions for which it is reasonably possible that the unrecognized tax position will decrease due to settlement with the tax authorities within the next 12 months.
Note 7 — Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering all eligible U.S. employees. To be eligible for the plan, an employee must be a full-time associate and at least 21 years of age. Company contributions are determined by the board of directors annually and are computed based upon participant compensation. Company contributions are directed by the employee into various investment options. The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan.
The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for the former Chief Executive Officer and other unfunded postretirement benefit plans (“OPEB”), primarily health care and life insurance for certain employees and non-employees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.

Set forth below is a detail of the net periodic pension expense for the defined benefit plans for the three months ended March 31:

	2007	2006
Pension Benefits
Interest cost	$334	$306
Amortization of unrecognized net loss	75	67
Expected return on plan assets	(197)	(228)

Total expense	$212	$145

Other Postretirement Benefits
Service cost	$21	$33
Interest cost	66	60
Amortization of unrecognized prior service cost	10	10

Total expense	$97	$103

Note 8 — Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations before cumulative effect of change in accounting principle for the three months ended March 31,:

	2007	2006
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$(18,541)	$2,744

Weighted average shares outstanding	29,771	29,312
Dilutive effect of stock options and restricted stock	—	22

Weighted average shares outstanding — assuming dilution	29,771	29,334

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle — basic	$(0.63)	$0.09

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$(0.63)	$0.09

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31:

	2007	2006
Net income	$114,767	$18,173

Weighted average shares outstanding	29,771	29,312
Dilutive effect of stock options and restricted stock	—	22

Weighted average shares outstanding — assuming dilution	29,771	29,334

Net income per common share — basic	$3.85	$0.62

Net income per common share — assuming dilution	$3.85	$0.62

Note 9 — Accumulated Other Comprehensive Income

		Unrealized
		Gains and
		Losses, Net		Accumulated
	Foreign	on Cash Flow	Pension and	Other
	Currency	Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income (Loss)
Balance at December 31, 2006	$29,094	$9,824	$(10,025)	$28,893
Current period credit (charge)	314	2,395	—	2,709
Disposal of Nickel business	(15,479)	(12,289)	—	(27,768)

Balance at March 31, 2007	$13,929	$(70)	$(10,025)	$3,834

Comprehensive income, net of related tax effects, for the three months ended March 31, 2007 and 2006 was $89.7 million and $23.0 million, respectively.
Note 10 — Commitments and Contingencies
During the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company entered into two-year agency and distribution agreements for nickel salts.
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
During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of the Company’s Precious Metals Group (“PMG”) as the liability is no longer probable. Such amount had previously been included in Retained Liabilities of Businesses Sold. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil. If the ultimate outcome of this contingency is unfavorable, the loss based on exchange rates at March 31, 2007 would be $6.2 million.

During the first quarter of 2007, the Company became aware of two additional contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of OMG to the extent the matters relate to the period from 2001-2003 during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG during 2001-2003, and certain VAT and/or Service Tax assessments. The Company has assessed the likelihood of an unfavorable outcome of these contingencies and concluded that they are reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss would be up to $13.4 million and would be recorded in discontinued operations.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2007 and December 31, 2006 the Company has recorded environmental liabilities of $6.8 million and $8.0 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France.
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
Note 11 — Share-Based Compensation
The Company’s 2002 Stock Incentive Plan authorizes the grant of options and restricted stock to employees, and the grant of options to outside directors, of up to 1,400,000 shares, with a limit of 200,000 shares to a single individual in any year. The Plan also limits the total number of shares subject to the Plan that may be granted in the form of restricted stock. The Company’s 1998 Long-Term Incentive Compensation Plan authorizes the annual grant of options, and stock appreciation rights, restricted stock awards and phantom stock to employees, and the grant of options to outside directors, of up to one and one-half percent of the number of outstanding shares of common stock of the Company on the prior December 31, plus unused shares and shares relating to terminated awards from prior years, subject to an overall annual maximum of 2% of common stock outstanding. This plan also limits awards to a single individual to 200,000 shares in any year. All options granted under both plans have 10-year terms. Options have an exercise price equal to the average of the high and low price of our common stock on the NYSE on the date of grant except for the options granted to the current Chief Executive Officer (the “CEO”) upon his hiring in June 2005, some of which have exercise prices set above the market price on the date of grant.
The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of selling, general and administrative expenses of $1.5 million and $1.2 million in the first quarter of 2007 and 2006, respectively. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting for all unvested stock options and time-based and performance–based restricted stock previously granted to those employees. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.7 million and $0.1 million in the first quarter of 2007 and 2006, respectively.
The Company adopted SFAS No. 123R on January 1, 2006. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle and increased net income by $0.3 million, or $.01 per basic and diluted share.
At March 31, 2007, there was $12.3 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $5.0 million in the remaining nine months of 2007, $4.7 million in 2008, $2.4 million in 2009 and $0.2 million in 2010. There is no unrecognized compensation expense related to the Nickel business. Unearned compensation expense is recognized over the vesting period for the particular grant.

The Company received cash payments of $0.2 million and recorded a receivable of $2.4 million in the first quarter of 2007 in connection with the exercise of stock options by a non-executive officer. The Company received cash payments of $0.2 million in the first quarter of 2006 for stock option exercises. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During the first quarter of 2007, the Company granted stock options to purchase 184,750 shares of common stock. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.
The fair value of options granted during the first quarter of 2007 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

Risk-free interest rate	4.7%
Dividend yield	—
Volatility factor of Company common stock	0.47
Weighted-average expected option life (years)	6.0
Weighted-average grant-date fair value	$26.24
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
The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at December 31, 2006	439,008	$11.60
Non-vested at March 31, 2007	596,590	$16.02
Granted during the first quarter of 2007	184,750	$26.24
Vested during the first quarter of 2007	27,166	$14.18
Forfeited during the first quarter of 2007	—	$—
The total intrinsic value of options exercised during the first quarter of 2007 was $0.4 million.

A summary of the Company’s stock option activity for the first quarter of 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	894,703	$32.40
Granted	184,750	51.16
Exercised	(60,450)	42.75
Expired unexercised	(2,000)	59.20
Forfeited	—	—

Outstanding at March 31, 2007	1,017,003	$35.14	7.97	$12,295,116
Vested or expected to vest at March 31, 2007	991,507	$35.04	7.95	$12,086,709
Exercisable at March 31, 2007	420,413	$34.26	6.71	$5,775,541
Restricted Stock — Performance-Based Awards
During the first quarter of 2007, the Company awarded a total of 86,854 shares of performance-based restricted stock that vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. Of the 86,854 shares awarded during the first quarter of 2007, 80,600 shares will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target for the Specialties business segment during any one of the years in the three-year period ending December 31, 2009.
The value of the performance-based restricted stock award was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite service period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.
A summary of the Company’s performance-based restricted stock awards for the first quarter of 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2007	95,900	$28.93
Granted	86,854	42.13

Outstanding at March 31, 2007	182,754	$35.22
Expected to vest at March 31, 2007	111,231
Restricted Stock — Time-Based Awards
During the first quarter of 2007, the Company awarded 24,360 shares of time-based restricted stock that vest three years from the date of grant subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $1.2 million. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock awards for the first quarter of 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2006	188,494	$25.39
Granted	24,360	$51.16

Outstanding at March 31, 2007	212,854	$28.34
Expected to vest at March 31, 2007	210,883
Note 12 — Reportable Segments
As a result of the sale of the Nickel business during the first quarter of 2007, the Company’s unaudited condensed financial statements, accompanying notes and other information provided in this Form 10-Q reflect the Nickel segment as a discontinued operation for all periods presented. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd.
After reclassifying the Nickel segment to discontinued operations, the Company has one remaining operating segment — Specialties. The Specialties segment includes products manufactured using cobalt and other metals including copper, zinc, manganese, and calcium. In late 2005, the Company began a strategic transformation away from commodity-based businesses and markets to value-added, specialty businesses and markets. This transformation includes the sale of the Company’s Nickel business, discussed above. Pursuant to the transformation, the Vice President and General Manager of the Specialties segment organized certain product lines around end markets, thereby creating three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals. The Specialties segment also includes certain other operations, primarily the Democratic Republic of Congo (the “DRC”) smelter operations, which are not classified into one of these groupings. The Company’s products are sold in various forms such as solutions, crystals and powders. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets.
Corporate is comprised of general and administrative expenses not allocated to Specialties.
While its primary manufacturing site is in Finland, the Company also has manufacturing and other facilities in the United States, Europe, Asia-Pacific and Canada, and the Company markets its products worldwide. Further, approximately 37% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.

The following table reflects the results of the segments:

	Three Months Ended March 31,
	2007	2006
Business Segment Information
Net Sales
Specialties	$216,196	$142,447

Income (loss) from operations
Specialties	$55,163	$19,654
Corporate	(8,351)	(8,073)

	$46,812	$11,581

Interest expense	$(7,105)	$(9,742)
Loss on redemption of Notes	(21,733)	—
Foreign exchange gain	468	662
Other income, net	4,952	1,362

	$(23,418)	$(7,718)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$23,394	$3,863

Expenditures for property, plant & equipment
Specialties	$3,660	$2,058

Depreciation and amortization
Specialties	$7,827	$7,627
Corporate	238	243

	$8,065	$7,870

	March 31,	December 31,
	2007	2006
Total assets
Specialties	$909,908	$826,488
Corporate	303,000	194,054
Assets of discontinued operations	—	597,682

	$1,212,908	$1,618,224

Note 13 — Recently Issued Accounting Standards
Accounting Standards adopted in 2007:
FIN No. 48: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The transition provisions require that the effect of applying the provisions of FIN No. 48 be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The effect of adoption was a $0.5 million reduction to retained earnings at January 1, 2007.

EITF No. 06-3: In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation).” EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB No. 22. The Company has historically accounted for such taxes on a net basis and therefore the adoption of EITF No. 06-03 in the first quarter of 2007 had no impact on the Company’s results of operations and financial position.
Accounting Standards Not Yet Adopted
SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

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
On March 1, 2007, the Company completed the sale of its Nickel business, as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q. As a result, the Company’s financial statements, accompanying notes and other information provided in this Form 10-Q reflect the Nickel business as a discontinued operation for all periods presented. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd.
After reclassifying the Nickel business to discontinued operations, the Company has one operating segment — Specialties. The Specialties segment includes products manufactured using cobalt and other metals including copper, zinc, manganese, and calcium. In late 2005, the Company began a strategic transformation away from commodity-based businesses and markets to value-added, specialty businesses and markets. Pursuant to the transformation, the Vice President and General Manager of the Specialties segment organized certain product lines around end markets, thereby creating three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals. The Specialties segment also includes certain other operations, primarily the DRC smelter operations, which are not classified into one of these groupings. The Company’s products are sold in various forms such as solutions, crystals and powders. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets.

The following table sets forth information regarding the Company’s product line groupings:

Product Line Grouping	End Markets/Applications	Product Attributes
Advanced Organics	Tires	Promotes bonding of metal-to-rubber in radial tires

	Coatings and paints	Promotes faster drying in such products as house paints (exterior and interior) and industrial and marine coatings

	Printing Inks	Promotes faster drying in various printing inks

	Petrochemical Refining	Catalyzes reduction of sulfur dioxide and nitrogen emissions

	Polyester Resins	Accelerates the curing of polyester resins found in reinforced fiberglass boats, storage tanks, bathrooms, sports equipment, automobile and truck components

Inorganics	Rechargeable Batteries	Improves the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electric vehicles

	Ceramics and Glassware	Provides color for pigments, earthenware and glass and facilitates adhesion of porcelain to metal

	Catalysts	Reduces emissions from petrochemical refining and enables the production of cleaner-burning fuels

	Construction Equipment and Cutting Tools	Strengthens and adds durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying

Electronic Chemicals	Memory Disks	Enhances information storage on disks for computers and consumer electronics

	General Metal Finishing	Impart corrosion protection and wear resistance to electrical connectors, microwave housings, valves and pump bodies, printer shafts and hard-drive computer components
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the Unaudited Condensed Consolidated Financial Statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to similar businesses. There have been no changes to our critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2006 other than the adoption of FIN No. 48, as discussed in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Results of Operations
First Quarter of 2007 Compared With First Quarter of 2006
Consolidated Results of Operations

	Three Months Ended March 31,
(thousands of dollars & percent of net sales)	2007		2006
Net sales	$216,196		$142,447
Cost of products sold	143,952		108,293

Gross profit	72,244	33.4%	34,154	24.0%
Selling, general and administrative expenses	25,432	11.8%	22,573	15.8%

Income from operations	46,812	21.7%	11,581	8.1%
Other expense, net (including interest expense)	(23,418)		(7,718)
Income tax expense	(39,974)		(1,722)
Minority interest share of (income) loss	(1,961)		603

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(18,541)		2,744
Discontinued operations
Income from discontinued operations, net of tax	61,019		15,142
Gain on sale of discontinued operations, net of tax	72,289		—

Income before cumulative effect of change in accounting principle	114,767		17,886
Cumulative effect of change in accounting principle	—		287

Net income	$114,767		$18,173

The following table reflects the sales for the product line groupings in the Specialties segment for the three months ended March 31,

(thousands of dollars)	2007	%	2006	%
Net Sales
Inorganics	$146,649	68%	$87,530	62%
Advanced organics	40,706	19%	37,303	26%
Electronic chemicals	26,013	12%	17,614	12%
Other	2,828	1%	—	—

	$216,196		$142,447

	2007	2006
Volumes
Inorganics sales volume — metric tons	6,561	5,731
Advanced organics sales volume — metric tons	7,240	6,726
Electronic chemicals sales volume — gallons (thousands)	1,726	1,288
Cobalt refining volume — metric tons	2,186	2,172

The following table summarizes the percentage of sales dollars by region for the first quarter of:

	2007	2006	Change
Americas	18%	25%	-7%
Asia	51%	46%	5%
Europe	31%	29%	2%
The following table summarizes the percentage of sales dollars by end market for the first quarter of:

	2007	2006	Change
Batteries	32%	28%	4%
Chemical	17%	14%	3%
Electronic Chemical	12%	12%	—
Tire	7%	10%	-3%
Powder Metallurgy	9%	10%	-1%
Coatings	5%	8%	-3%
Other	18%	18%	—
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2007	2006	2005
First Quarter	$25.82	$12.43	$17.26
Second Quarter	n/a	$14.43	$15.03
Third Quarter	n/a	$15.59	$13.41
Fourth Quarter	n/a	$18.66	$12.51
Full Year	n/a	$15.22	$14.55
Net sales increased to $216.2 million in the first quarter of 2007 from $142.4 million in the first quarter of 2006, primarily due to increased product selling prices ($64.7 million). The increase in product selling prices was primarily caused by the $13.39 increase in the average cobalt reference price in the first quarter of 2007 compared with the first quarter of 2006.
Gross profit increased to $72.2 million in the first quarter of 2007, compared with $34.2 million in the first quarter of 2006, and as a percentage of net sales increased to 33.4% from 24.0%. During 2006, the reference price of cobalt increased from an average of $12.43 in the first quarter to an average of $18.66 in the fourth quarter. This included a 40% increase in December 2006 to an average of $23.64 from an average of $16.94 in November 2006. The reference price continued to increase during the first quarter of 2007 to an average of $25.82. Gross profit in the first quarter of 2007 was higher due to the impact of both the higher reference price and the sale into a higher price environment of finished products that were manufactured using cobalt raw material that was purchased at lower prices ($21.4 million). Gross profit was also favorably impacted by improved volume ($4.3 million), increased operating results at the smelter in the DRC ($2.9 million), and increased copper by-product sales ($2.5 million). The increase in profit at the DRC smelter was primarily due to production efficiencies that resulted in increased throughput, as well as increased shipments and the higher average cobalt reference price. These positive factors were partially offset by an inventory adjustment of $4.3 million recorded in the first quarter of 2007 due to loss of cobalt inventory as a result of theft during shipment along supply lines in the DRC. The Company's 55% share of this loss is $2.3 million. The Company is seeking insurance recovery for the loss and will record any recovery when received.
Selling, general and administrative expenses were $25.4 million in the first quarter of 2007 compared with $22.6 million in the first quarter of 2006. The $2.8 million increase was primarily due to increased selling expenses as a result of the increase in sales. In addition, the first quarter of 2007 included a full three months of expense relating to Plaschem, which was acquired on March 21, 2006. Included in SG&A are corporate expenses for the first quarter of 2007 of $8.4 million compared with $8.1 million in the first quarter of 2006. Corporate expenses consist of unallocated corporate overhead, including legal, finance, human resources, information technology, strategic development and corporate governance activities, as well as share-based compensation.
Income from operations for the first quarter of 2007 increased to $46.8 million from $11.6 million in the first quarter of 2006 due to the factors impacting gross profit and selling general and administrative expenses discussed above.

Interest expense decreased to $7.1 million in the first quarter of 2007 compared with $9.7 million in the first quarter of 2006 primarily due to the redemption of the $400.0 million of 9.25% Senior Subordinated Notes due 2011(the “Notes”). The Notes were redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The cost to redeem the Notes was $21.7 million which includes the premium of $18.5 million plus related deferred financing costs of $5.7 million less a deferred net gain on terminated interest rate swaps of $2.5 million.
Other income, net increased to $5.0 million in the first quarter of 2007 compared with $1.4 million in the first quarter of 2006 primarily due to a $2.6 million increase in interest income due to the higher average cash balance.
Income tax expense in the first quarter of 2007 was $40.0 million on pre-tax income of $23.4 million, due primarily to two discrete items. The Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings and proceeds from the sale of the Nickel business. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million cost to redeem the Notes. Excluding these discrete items, the remaining income tax expense of $8.8 million represents a lower effective rate than the U.S. statutory rate due primarily to income earned in tax jurisdictions with lower statutory tax rates (primarily Finland, Malaysia and the DRC). Income tax expense in the first quarter of 2006 was $1.7 million on pre-tax income of $3.9 million, which represents a higher effective rate than the U.S. statutory rate due primarily to the negative impact of losses in the U.S. with no corresponding tax benefit during that period.
Minority interest share of (income) loss relates to the Company’s smelter joint venture in the DRC. The losses in the first quarter of 2006 were primarily due to logistical issues in the DRC in the fourth quarter of 2005, which impacted the first quarter of 2006 results.
The $18.5 million loss from continuing operations before cumulative effect of change in accounting principle in the first quarter of 2007 includes the affect of the $14.1 million cost associated with the redemption of the Notes (net of the $7.6 million tax benefit) as well as the $38.8 million tax liability recorded in connection with the repatriation of foreign earnings and of the proceeds from the sale of the Nickel business.
Income from discontinued operations for the first quarter of 2007 and 2006 primarily related to the Nickel business.
Total income from discontinued operations for the first quarter of 2007 also included the $72.3 million gain on the sale of the Nickel business.
Net income was $114.8 million, or $3.85 per diluted share, in the first quarter of 2007 compared with net income of $18.2 million, or $0.62 per diluted share, in the first quarter of 2006, due primarily to the aforementioned factors.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Three months ended
	March 31,
	2007	2006	Change
Cash Flow Summary
Net cash provided by (used for):
Operating activities	$5,154	$28,430	$(23,276)
Investing activities	409,791	(10,604)	420,395
Financing activities	(419,602)	(1,271)	(418,331)
Effect of exchange rate changes on cash	1,109	896	213
Discontinued operations-operating activities	49,623	22,347	27,276
Discontinued operations-investing activities	(1,540)	(1,596)	56

Net change in cash and cash equivalents	$44,535	$38,202	$6,333

The $23.3 million decrease in net cash provided by operating activities was primarily due to the negative cash flow impact of a loss from continuing operations before accounting changes of $18.5 million in the first quarter of 2007 compared with income of $2.7 million in the first quarter of 2006; the $21.7 million charge related to the redemption of the Notes that had no impact on cash flow from operating activities; and the negative impact ($36.5 million and $32.3 million, respectively) of an increase in inventories and an increase in accounts receivable during the first quarter of 2007 compared with a decrease in inventories and accounts receivable during the first quarter of 2006. These factors were partially offset by an increase in accounts payable during the first quarter of 2007 compared to the first quarter of 2006, which resulted in a cash flow change of $28.4 million. The increases in inventories, accounts receivable and accounts payable in the first quarter of 2007 were primarily due to higher cobalt metal prices in the first quarter of 2007 compared to the first quarter of 2006.
Net cash provided by investing activities increased $420.4 million in the first quarter of 2007 compared with the first quarter of 2006 primarily due to the $411.1 million of proceeds related to the disposition of the Nickel business and $3.1 million of proceeds from the repayment of a loan made to a former Nickel joint venture partner. The first quarter of 2006 included a $5.4 million payment related to the Plaschem acquisition and a $2.8 million loan to a former Nickel joint venture partner.
Net cash used in financing activities increased $418.3 million in the first quarter of 2007 compared with the first quarter of 2006 primarily due to the $418.5 million payment to redeem the Notes during the first quarter of 2007.
Debt and Other Financing Activities
On February 2, 2007, the Company notified its noteholders that it had called for the redemption of the entire $400.0 million of its outstanding Notes. The Notes were redeemed on March 7, 2007 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The premium amount of $18.5 million plus related deferred financing costs of $5.7 million less the deferred net gain on terminated interest rate swaps of $2.5 million is included in Cost of redemption of Notes in the Unaudited Condensed Statements of Consolidated Income.
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At March 31, 2007, there were no borrowings outstanding under the Revolver and the Company was in compliance with all covenants.
The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.4 million at March 31, 2007 and December 31, 2006. At March 31, 2007 and December 31, 2006, the Company also had a $0.3 million short-term note payable.
The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during 2007.
Capital Expenditures
Capital expenditures in the first three months of 2007 were $3.7 million, related primarily to ongoing projects to maintain current operating levels, and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $33.5 million for the remainder of 2007 primarily for projects at the Kokkola refinery to expand capacity in selected product lines, maintain and improve throughput with outlays for sustaining operations, and for expenditures related to environmental, health & safety compliance, and also for other fixed asset additions at existing facilities.
During 2005, the Company initiated a multi-year Enterprise Resource Planning (“ERP”) project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. The new ERP system will replace or complement existing legacy systems and standardize the global business processes across the enterprise. The system was implemented at one location in the first quarter of 2007. The Company will continue to implement the ERP system at additional locations in a phased approach. The Company anticipates that the ERP system implementation will be substantially complete by the end of the first quarter of 2009.

Contractual Obligations
On March 1, 2007, the Company entered into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company entered into two-year agency and distribution agreements for nickel salts.
Since December 31, 2006, there have been no significant changes in the total amount of contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s 10-K for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s 2006 Annual Report on Form 10-K. There have been no material changes from December 31, 2006 to March 31, 2007.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007 solely because of the material weakness identified as of December 31, 2006 relating to accounting for income taxes, as summarized in the Form 10-K for the year ended December 31, 2006. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of March 31, 2007, and the results of its operations, cash flows and changes in stockholders’ equity for the three months then ended.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2006, management identified inadequate controls over the Company’s accounting for income taxes. Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures. However, the improvements in controls have not all been implemented or operating effectively for a period of time sufficient for the Company to fully evaluate their design and operating effectiveness.
The Company completed the implementation of a new ERP system at its Kokkola, Finland location during the first quarter of 2007, which resulted in certain changes to businesses processes and related internal controls. The implementation is part of a multi-year project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes. The Company will continue to implement the ERP system in a phased approach through the first quarter of 2009. The Company is taking steps to monitor and maintain appropriate internal controls during the implementation. The Company performed additional procedures, including performing additional verifications and testing data integrity, to ensure the financial statements were materially correct for the three months ended March 31, 2007.
The Company continues to review, revise and improve the effectiveness of its internal control over financial reporting including the controls discussed above. Except as discussed above, there were no other changes in the Company’s internal control over financial reporting in connection with the Company’s first quarter 2007 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 except that the risks associated with any failures or delays in satisfying closing conditions for the sale of the Company’s Nickel business are no longer applicable, as the sale of the Nickel business was consummated on March 1, 2007, as contemplated.
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

OM GROUP, INC.

Dated May 3, 2007	By: /s/ Kenneth Haber

Kenneth Haber Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)