Form 10-Q
period 2007-06-30
OM GROUP INC
filed 2007-08-02
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
As of July 31, 2007 there were 30,417,186 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 6. Exhibits
Signatures
EX-31.1
EX-31.2
EX-32
EX-99

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$412,087	$282,288
Accounts receivable, less allowances	120,336	82,931
Inventories	294,567	216,492
Other current assets	35,175	30,648
Assets of discontinued operations	—	597,682

Total current assets	862,165	1,210,041

Property, plant and equipment, net	203,618	210,953
Goodwill	139,146	137,543
Notes receivable from joint venture partner, less allowance of $5,200 in 2007 and 2006	24,179	24,179
Other non-current assets	36,277	35,508

Total assets	$1,265,385	$1,618,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$327	$326
Current portion of long-term debt	134	167
Debt to be redeemed	—	402,520
Accounts payable	129,299	90,768
Accrued income taxes	39,670	17,497
Accrued employee costs	19,244	28,806
Other current liabilities	47,171	42,057
Liabilities of discontinued operations	—	167,148

Total current liabilities	235,845	749,289

Long-term debt	1,176	1,224
Deferred income taxes	4,069	4,118
Minority interests	48,716	43,286
Other non-current liabilities	40,853	38,228

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 30,092,869 in 2007 and 29,801,334 shares in 2006	301	297
Capital in excess of par value	549,434	533,818
Retained earnings	381,644	221,310
Treasury stock (61,541 shares in 2007 and 2006, at cost)	(2,239)	(2,239)
Accumulated other comprehensive income	5,586	28,893

Total stockholders’ equity	934,726	782,079

Total liabilities and stockholders’ equity	$1,265,385	$1,618,224

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Net sales	$231,298	$175,156	$447,494	$317,603
Cost of products sold	147,621	124,621	291,573	232,914

Gross profit	83,677	50,535	155,921	84,689
Selling, general and administrative expenses	31,170	27,877	56,602	50,450

Income from operations	52,507	22,658	99,319	34,239
Other income (expense):
Interest expense	(180)	(9,877)	(7,285)	(19,619)
Loss on redemption of Notes	—	—	(21,733)	—
Foreign exchange gain	1,316	1,599	1,784	2,261
Gain on sale of investment	—	12,223	—	12,223
Other income, net	5,152	2,045	10,104	3,407

	6,288	5,990	(17,130)	(1,728)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	58,795	28,648	82,189	32,511
Income tax expense	(9,815)	(3,324)	(49,789)	(5,046)
Minority partners’ share of income	(4,848)	(1,239)	(6,809)	(636)

Income from continuing operations before cumulative effect of change in accounting principle	44,132	24,085	25,591	26,829
Discontinued operations
Income from discontinued operations, net of tax	1,904	29,030	62,923	44,172
Gain on sale of discontinued operations, net of tax	(19)	—	72,270	—

Total income from discontinued operations, net of tax	1,885	29,030	135,193	44,172
Income before cumulative effect of change in accounting principle	46,017	53,115	160,784	71,001
Cumulative effect of change in accounting principle	—	—	—	287

Net income	$46,017	$53,115	$160,784	$71,288

Net income per common share — basic:
Continuing operations	$1.48	$0.82	$0.86	$0.92
Discontinued operations	0.06	0.99	4.53	1.50
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.54	$1.81	$5.39	$2.43

Net income per common share — assuming dilution:
Continuing operations	$1.46	$0.82	$0.85	$0.91
Discontinued operations	0.06	0.98	4.48	1.50
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.52	$1.80	$5.33	$2.42

Weighted average shares outstanding
Basic	29,900	29,319	29,836	29,316
Assuming dilution	30,266	29,489	30,177	29,412
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Six Months Ended June 30
(In thousands)	2007	2006

Operating activities
Net income	$160,784	$71,288
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(62,923)	(44,172)
Gain on sale of discontinued operations	(72,270)	—
Income from cumulative effect of change in accounting principle	—	(287)
Gain on sale of investment	—	(12,223)
Loss on redemption of Notes	21,733	—
Depreciation and amortization	16,398	15,736
Share-based compensation expense	3,418	2,590
Excess tax benefit on the exercise of stock options	(1,045)	—
Foreign exchange gain	(1,784)	(2,261)
Minority partners’ share of income	6,809	636
Other non-cash items	128	975
Changes in operating assets and liabilities
Accounts receivable	(37,654)	(13,436)
Inventories	(78,075)	6,045
Accounts payable	38,531	13,067
Other, net	4,405	(2,600)

Net cash provided by (used for) operating activities	(1,545)	35,358

Investing activities
Expenditures for property, plant and equipment	(7,953)	(5,288)
Net proceeds from the sale of the Nickel business	490,036	—
Proceeds from sale of investment	—	12,223
Proceeds from loans to non-consolidated joint ventures	7,568	—
Loans to non-consolidated joint ventures	—	(2,830)
Acquisition of businesses, net of cash acquired	—	(5,394)
Expenditures for software	(2,127)	(1,485)

Net cash provided by (used for) investing activities	487,524	(2,774)

Financing activities
Payments of long-term debt	(400,000)	(17,250)
Premium for redemption of Notes	(18,500)	—
Distribution to joint venture partners	(1,350)	—
Proceeds from exercise of stock options	10,489	345
Excess tax benefit on the exercise of stock options	1,045	—

Net cash used for financing activities	(408,316)	(16,905)

Effect of exchange rate changes on cash	4,053	2,742

Cash and cash equivalents
Increase from continuing operations	81,716	18,421
Discontinued operations — net cash provided by operating activities	49,623	43,972
Discontinued operations — net cash used for investing activities	(1,540)	(8,534)
Balance at the beginning of the period	282,288	114,618

Balance at the end of the period	$412,087	$168,477

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Six Months Ended June 30,
(In thousands)	2007	2006

Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	29,740	29,307
Shares issued under share-based compensation plans	291	18

	30,031	29,325

Common Stock — Dollars
Beginning balance	$297	$293
Shares issued under share-based compensation plans	4	—

	301	293

Capital in Excess of Par Value
Beginning balance	533,818	516,510
Shares issued under share-based compensation plans	10,485	345
Excess tax benefit on the exercise of stock options	1,045	—
Share-based compensation	4,086	2,561

	549,434	519,416

Retained Earnings
Beginning balance, as originally reported	221,310	6,811
Adoption of FIN No. 48 in 2007 and EITF 04-6 in 2006	(450)	(1,574)

Beginning balance, as adjusted for the adoption of FIN No. 48 and EITF 04-6	220,860	5,237
Net income	160,784	71,288

	381,644	76,525

Treasury Stock
Beginning balance	(2,239)	(2,226)

	(2,239)	(2,226)

Accumulated Other Comprehensive Income
Beginning balance	28,893	15,145
Foreign currency translation	(13,483)	2,948
Reclassification of hedging activities into earnings, net of tax	(9,824)	(954)
Unrealized gain on cash flow hedges, net of tax expense of $1,741	—	4,953
Reclassification of realized gain on available-for-sale securities into earnings	—	(4,745)

	5,586	17,347

Total Stockholders’ Equity	$934,726	$611,355

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 – Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of OM Group, Inc. and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and 2006 and its cash flows and changes in stockholders’ equity for the six months ended June 30, 2007 and 2006 have been included. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Note 2 — Discontinued Operations and Disposition of Nickel Business
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The transaction closed on March 1, 2007 and at closing the Company received cash proceeds of $413.3 million. In addition, the agreement provided for a final purchase price adjustment (primarily related to working capital for the net assets sold), which was determined to be $83.2 million, and was paid to the Company in the second quarter of 2007.
The following table sets forth the components of the proceeds from the sale of the Nickel business:

Initial proceeds	$413.3
Final purchase price adjustment	83.2
Transaction costs	(6.5)

$490.0

The agreement also provided for interest on the working capital adjustment from the transaction closing date. For the three and six months ended June 30, 2007, the Company recorded interest income of $0.6 million and $1.2 million, respectively, which is included in Other income, net on the Unaudited Condensed Statements of Consolidated Income.
The Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.
Discontinued operations includes share-based incentive compensation expense related to Nickel management that previously had been included in corporate expenses. No interest expense has been allocated to discontinued operations.

Income from discontinued operations consisted of the following for the three months ended June 30:

	2007	2006
Net sales	$—	$155,008

Income from discontinued operations before income taxes	$3,105	$33,217
Income tax expense	1,201	4,187

Income from discontinued operations, net of tax	1,904	29,030
Gain on sale of discontinued operations, net of tax	(19)	—

Total income from discontinued operations	$1,885	$29,030

Income from discontinued operations consisted of the following for the six months ended June 30:

	2007	2006
Net sales	$193,091	$307,170

Income from discontinued operations before income taxes	$83,608	$52,614
Income tax expense	20,685	8,442

Income from discontinued operations, net of tax	62,923	44,172
Gain on sale of discontinued operations, net of tax	72,270	—

Total income from discontinued operations	$135,193	$44,172

Assets and liabilities of discontinued operations at December 31, 2006 were as follows:

December 31,
2006
Accounts receivable	$97,050
Inventories	191,380
Property, plant and equipment, net	149,857
Goodwill	46,481
Other current assets	112,914

Assets of discontinued operations	$597,682

Accounts payable	$100,644
Other current liabilities	66,504

Liabilities of discontinued operations	$167,148

Note 3 – Debt
On March 7, 2007, the Company redeemed the entire $400.0 million of its outstanding 9.25% Senior Subordinated Notes due 2011 (the “Notes”) at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The loss on redemption of the Notes was $21.7 million, and consisted of the premium of $18.5 million plus related deferred financing costs of $5.7 million less a deferred net gain on terminated interest rate swaps of $2.5 million.

Debt consists of the following:

	June 30,	December 31,
	2007	2006
Senior Subordinated Notes	$—	$400,000
Notes payable — bank	1,637	1,717
Deferred gain on termination of fair value hedges	—	2,520

	1,637	404,237
Less: Short-term debt	327	326
Less: Current portion of long-term debt	134	167
Less: Debt to be redeemed	—	402,520

Total long-term debt	$1,176	$1,224

Note 4 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$159,742	$138,913
Work-in-process	19,447	17,265
Finished goods	115,378	60,314

	$294,567	$216,492

Note 5 – Acquisition and Investment
On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with integrated manufacturing, research and technical support facilities in Singapore and the Shanghai area of China. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note payable. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to the seller if certain specified financial performance targets of the acquired business are met over the three-year period following the acquisition. Goodwill of $1.3 million was recognized as a result of this acquisition. Plaschem is included in the Electronic Chemicals product line grouping results of operations since the date of acquisition.
During the second quarter of 2006, the Company sold the outstanding common shares it held in Weda Bay Minerals, Inc. (“Weda Bay”) and received cash proceeds of $12.2 million. The Company recognized a $12.0 million gain, net of $0.2 million tax expense, upon completion of the sale as the net book value of the investment was zero due to an other-than-temporary impairment charge recorded in prior years. The gain is included in Gain on sale of investment in the Unaudited Condensed Statements of Consolidated Income.
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
Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$(8,090)	$(13,204)	$(38,629)	$(27,640)
Outside the United States	66,885	41,852	120,818	60,151

	$58,795	$28,648	$82,189	$32,511

Prior to December 31, 2006, the Company had recorded a valuation allowance against its U.S. net deferred tax assets, primarily related to net operating loss carryforwards, because it was more likely than not that those deferred tax assets would not be realized. However, due primarily to the redemption of the Notes in March 2007, the Company decided to repatriate the undistributed earnings of certain European subsidiaries during the first quarter of 2007. Previously, the Company had planned to permanently reinvest such undistributed earnings overseas. As a result of the plan to repatriate, the Company recorded a deferred tax liability and reversed a portion of the valuation allowance in the fourth quarter of 2006. During the first quarter of 2007, the Company repatriated $528.5 million and recorded an additional tax liability of $38.8 million. The additional $38.8 million tax liability recorded in the first quarter of 2007 was due to the repatriation of the proceeds from the sale of the Nickel business and other cash amounts, which in the aggregate were in excess of undistributed earnings overseas at December 31, 2006.
The Company’s effective income tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Effective income tax rate	16.7%	11.6%	60.6%	15.5%
The effective income tax rate for the first six months of 2007 includes the $38.8 million tax expense to repatriate foreign cash in the first quarter of 2007 as described above. The effective income tax rate for the first six months of 2007 also includes a tax benefit of $7.6 million associated with the $21.7 million loss on the redemption of the Notes in the first quarter of 2007. These items were treated as discrete items in the first quarter of 2007.
Excluding the discrete items discussed above, the effective income tax rates for all periods are lower than the United States statutory rate primarily due to a higher proportion of earnings in foreign jurisdictions having lower statutory tax rates than the United States, a tax holiday in Malaysia and in 2007 the tax benefit of domestic losses.
In connection with an investment incentive arrangement, the Company had a “tax holiday” from income taxes in Malaysia that expired on December 31, 2006. During the second quarter of 2007, the Malaysian tax holiday was extended for an additional five years, retroactive to January 1, 2007. The Malaysian tax holiday reduced income tax expense for the three and six months ended June 30, 2007 by $3.6 million, including the reversal of a $0.3 million deferred tax liability recorded in prior periods. Had the tax holiday been granted in the first quarter of 2007, income tax expense for the first quarter would have been lower by $2.7 million. The benefit of the tax holiday on net income per diluted share was approximately $0.12 in the three and six months ended June 30, 2007. The benefit of the tax holiday on net income per diluted share was approximately $0.06 and $0.10 in the three and six months ended June 30, 2006, respectively.
The Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized a $0.5 million liability which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including reserves for tax contingencies previously recorded, the Company has $2.0 million of uncertain tax positions all of which would affect the Company’s effective income tax rate if recognized, and of which $1.8 million is included as a component of other non-current liabilities and $0.2 million is recorded in other current liabilities on the Unaudited Condensed Consolidated Balance Sheets at June 30, 2007. There were no material changes to the liability for uncertain tax positions in the quarter ended June 30, 2007.

The Company accrues interest related to uncertain tax positions and penalties as a component of income tax expense. The Company had $0.6 million and $0.5 million accrued at June 30, 2007 and December 31, 2006, respectively, for the payment of interest and penalties.
Included in the liability for uncertain tax positions at June 30, 2007 and December 31, 2006, is $0.2 million for which it is reasonably possible that the liability will decrease due to settlement with the tax authorities within the next 12 months.
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
The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for the former Chief Executive Officer and other unfunded postretirement benefit plans (“OPEB”), primarily health care and life insurance for certain employees and retirees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.
Set forth below is a detail of the net periodic pension expense for the defined benefit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension Benefits
Interest cost	$334	$306	$668	$612
Amortization of unrecognized net loss	75	67	151	134
Expected return on plan assets	(197)	(228)	(394)	(456)

Total expense	$212	$145	$425	$290

Other Postretirement Benefits
Service cost	$21	$33	$41	$66
Interest cost	66	60	132	120
Amortization of unrecognized prior service cost	10	10	20	20

Total expense	$97	$103	$193	$206

Note 8 — Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations before cumulative effect of change in accounting principle:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations before cumulative effect of change in accounting principle	$44,132	$24,085	$25,591	$26,829

Weighted average shares outstanding	29,900	29,319	29,836	29,316
Dilutive effect of stock options and restricted stock	366	170	341	96

Weighted average shares outstanding — assuming dilution	30,266	29,489	30,177	29,412

Income per common share from continuing operations before cumulative effect of change in accounting principle — basic	$1.48	$0.82	$0.86	$0.92

Income per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$1.46	$0.82	$0.85	$0.91

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$46,017	$53,115	$160,784	$71,288

Weighted average shares outstanding	29,900	29,319	29,836	29,316
Dilutive effect of stock options and restricted stock	366	170	341	96

Weighted average shares outstanding — assuming dilution	30,266	29,489	30,177	29,412

Net income per common share — basic	$1.54	$1.81	$5.39	$2.43

Net income per common share — assuming dilution	$1.52	$1.80	$5.33	$2.42

Note 9 — Accumulated Other Comprehensive Income

		Unrealized
		Gains and
		Losses, Net		Accumulated
	Foreign	on Cash Flow	Pension and	Other
	Currency	Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income (Loss)
Balance at December 31, 2006	$29,094	$9,824	$(10,025)	$28,893
Current period credit (charge)	1,996	2,465	—	4,461
Disposal of Nickel business	(15,479)	(12,289)	—	(27,768)

Balance at June 30, 2007	$15,611	$—	$(10,025)	$5,586

Comprehensive income, net of related tax effects, for the three months ended June 30, 2007 and 2006 was $47.8 million and $50.5 million, respectively. Comprehensive income, net of related tax effects, for the six months ended June 30, 2007 and 2006 was $137.5 million and $73.5 million, respectively.
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
The Division of Enforcement of the Securities and Exchange Commission (the “SEC”) has been conducting an informal investigation resulting from the self reporting by the Company of the internal investigation conducted in 2003 and 2004 by the audit committee of the Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for periods prior to December 31, 2003. On July 18, 2007, without admitting or denying the nonjurisdictional findings by the SEC, the Company consented to an order to cease-and-desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 under the Securities Exchange Act. The SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff and did not assess the Company any financial penalties.
During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of the Company’s Precious Metals Group (“PMG”) as the liability was no longer considered probable. Such amount had previously been included in Retained Liabilities of Businesses Sold. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil. If the ultimate outcome of this contingency is unfavorable, the loss, based on exchange rates at June 30, 2007, would be $6.3 million and would be recorded in discontinued operations.
During the first six months of 2007, the Company became aware of two additional contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of OMG to the extent the matters relate to the period from 2001-2003 during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG during 2001-2003, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that they are reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at June 30, 2007, would be up to $23.0 million and would be recorded in discontinued operations.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At June 30, 2007 and December 31, 2006 the Company has recorded environmental liabilities of $5.5 million and $8.0 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. The Unaudited Condensed Statement of Consolidated Income for the three and six months ended June 30, 2007 includes a $1.1 million charge for an increase in the estimate to complete the remediation at the Newark, New Jersey site.
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
Note 11 — Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan supersedes and replaces our 1998 Long-Term Incentive Compensation Plan and our 2002 Stock Incentive Plan. The 1998 Plan and 2002 Plan terminated upon stockholder approval of the 2007 Plan, such that no further grants may be made under either the 1998 Plan or the 2002 Plan. The terminations will not affect awards already outstanding under the 1998 Plan or the 2002 Plan, which consist of options and restricted stock awards. All options outstanding under each of the 1998 Plan and the 2002 Plan have 10-year terms and have an exercise price of not less than the per share fair market value, measured by the average of the high and low price of the Company’s common stock on the NYSE, on the date of grant.
Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The total number of shares of common stock available for awards under the 2007 Plan (including any annual stock issuances made to non-employee directors) is 3,000,000. The 2007 Plan provides that no more than 1,500,000 shares of common stock may be the subject of awards that are not stock options or stock appreciation rights. In addition, no more than 250,000 shares of common stock may be awarded to any one person in any calendar year, whether in the form of stock options, restricted stock or another form of award. The 2007 Plan provides that all options granted must have an exercise price of not less than the per share fair market value on the date of grant and that no option may have a term of more than ten years.
The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of selling, general and administrative expenses of $1.9 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively, and $3.4 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting for all unvested stock options and time-based and performance–based restricted stock previously granted to those employees. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.2 million for the three months ended June 30, 2006 and $0.7 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.
The Company adopted SFAS No. 123R on January 1, 2006. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle and increased net income by $0.3 million, or $.01 per basic and diluted share for the six months ended June 30, 2006.
At June 30, 2007, there was $11.5 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $3.4 million in the remaining six months of 2007, $5.1 million in 2008, $2.8 million in 2009 and $0.2 million in 2010. There is no unrecognized compensation expense related to the Nickel business. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures.

The Company received cash payments of $10.5 million and $0.3 million in the first six months of 2007 and 2006, respectively, in connection with the exercise of stock options. SFAS 123R requires that excess tax benefits be recognized as an increase to additional paid-in capital. The exercise of stock options during the first six months of 2007 resulted in a $1.0 million increase in additional paid- in capital. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During the first six months of 2007, the Company granted stock options to purchase 184,750 shares of common stock. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.
The fair value of options granted during the first six months of 2007 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

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
The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at December 31, 2006	439,008	$11.60
Non-vested at June 30, 2007	479,007	$17.15
Granted during the first six months of 2007	184,750	$26.24
Vested during the first six months of 2007	47,700	$13.98
Forfeited during the first six months of 2007	—	$—
The total intrinsic value of options exercised during the first six months of 2007 was $5.8 million. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

A summary of the Company’s stock option activity for the first six months of 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	894,703	$32.40
Granted	184,750	51.16
Exercised	(285,600)	36.73
Expired unexercised	(11,000)	54.76
Forfeited	—	—

Outstanding at June 30, 2007	782,853	$34.93	8.14	$14,262,321
Vested or expected to vest at June 30, 2007	763,385	$34.85	8.13	$13,979,728
Exercisable at June 30, 2007	303,846	$31.08	7.23	$6,817,524
Restricted Stock – Performance-Based Awards
During the first six months of 2007, the Company awarded a total of 86,854 shares of performance-based restricted stock that vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. Of the 86,854 shares awarded during the first six months of 2007, 80,600 shares will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target for the Specialties business segment during any one of the years in the three-year period ending December 31, 2009.
The value of the performance-based restricted stock awards was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite service period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.
In connection with the sale of the Nickel business, the Company entered into an agreement with a Nickel employee that provided for the acceleration of vesting at the “target” performance level for unvested performance–based restricted stock previously granted to that employee. As a result, during the first six months of 2007, 3,825 shares of performance-based restricted stock vested and 3,825 shares of performance-based restricted shares were cancelled.
A summary of the Company’s performance-based restricted stock awards for the first six months of 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2007	95,900	$28.93
Granted	86,854	$42.13
Vested	(3,825)	$41.57
Cancelled	(3,825)	$28.80

Non-vested at June 30, 2007	175,104	$38.29
Expected to vest at June 30, 2007	124,914
Restricted Stock – Time-Based Awards

During the first six months of 2007, the Company awarded 24,360 shares of time-based restricted stock that vest three years from the date of grant subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $1.2 million. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
In connection with the sale of the Nickel business, the Company entered into an agreement with a Nickel employee that provided for the acceleration of vesting, during the first six months of 2007, of 2,100 shares of unvested time–based restricted stock previously granted to that employee.
A summary of the Company’s time-based restricted stock awards for the first six months of 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	188,494	$25.39
Granted	24,360	$51.16
Vested	(2,100)	$41.57

Nonvested at June 30, 2007	210,754	$29.04
Expected to vest at June 30, 2007	209,741
Note 12 — Reportable Segments
As a result of the sale of the Nickel business on March 1, 2007, the Company’s Unaudited Condensed Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q reflect the Nickel segment as a discontinued operation for all periods presented. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd.
After reclassifying the Nickel segment to discontinued operations, the Company has one remaining operating segment — Specialties. The Specialties segment includes products manufactured using cobalt and other metals including copper, zinc, manganese, and calcium. In late 2005, the Company began a strategic transformation away from commodity-based businesses and markets to value-added, specialty businesses and markets. The sale of the Company’s Nickel business, discussed above, was part of the transformation. Pursuant to the transformation, the Vice President and General Manager of the Specialties segment organized certain product lines around end markets, thereby creating three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals. The Specialties segment also includes certain other operations, primarily the Democratic Republic of Congo (the “DRC”) smelter operations, which are not classified into one of these groupings. The Company’s products are sold in various forms such as solutions, crystals and powders. The Company’s products are essential components in numerous complex chemical and industrial processes and are used in many end markets.
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

The following table reflects the results of the segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Business Segment Information
Net Sales
Specialties	$231,298	$175,156	$447,494	$317,603

Income from operations
Specialties	$61,140	$32,691	$116,303	$52,345
Corporate	(8,633)	(10,033)	(16,984)	(18,106)

	$52,507	$22,658	$99,319	$34,239

Interest expense	$(180)	$(9,877)	$(7,285)	$(19,619)
Loss on redemption of Notes	—	—	(21,733)	—
Foreign exchange gain	1,316	1,599	1,784	2,261
Gain on sale of investment	—	12,223	—	12,223
Other income, net	5,152	2,045	10,104	3,407

	$6,288	$5,990	$(17,130)	$(1,728)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$58,795	$28,648	$82,189	$32,511

Expenditures for property, plant & equipment
Specialties	$4,293	$3,230	$7,953	$5,288

Depreciation and amortization
Specialties	$8,103	$7,624	$15,930	$15,251
Corporate	230	242	468	485

	$8,333	$7,866	$16,398	$15,736

	June 30,	December 31,
	2007	2006

Total assets
Specialties	$993,663	$826,488
Corporate	271,722	194,054
Assets of discontinued operations	—	597,682

	$1,265,385	$1,618,224

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to our critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2006 other than the adoption of FIN No. 48, as discussed in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

Results of Operations
Second Quarter of 2007 Compared With Second Quarter of 2006
Consolidated Results of Operations

	Three Months Ended June 30,
(thousands of dollars & percent of net sales)	2007		2006
Net sales	$231,298		$175,156
Cost of products sold	147,621		124,621

Gross profit	83,677	36.2%	50,535	28.9%
Selling, general and administrative expenses	31,170	13.5%	27,877	15.9%

Income from operations	52,507	22.7%	22,658	12.9%
Other income, net (including interest expense)	6,288		5,990
Income tax expense	(9,815)		(3,324)
Minority partners’ share of income	(4,848)		(1,239)

Income from continuing operations	44,132		24,085
Discontinued operations
Income from discontinued operations, net of tax	1,904		29,030
Gain on sale of discontinued operations, net of tax	(19)		—

Net income	$46,017		$53,115

The following table reflects the sales for the product line groupings in the Specialties segment for the three months ended June 30,

(thousands of dollars)	2007	%	2006	%
Net Sales
Inorganics	$153,302	67%	$110,843	64%
Advanced organics	48,937	21%	42,547	24%
Electronic chemicals	29,059	12%	21,766	12%

	$231,298		$175,156

The following table reflects the volumes in the Specialties segment for the three months ended June 30,

	2007	2006
Volumes
Inorganics sales volume — metric tons	5,900	7,600
Advanced organics sales volume — metric tons	7,600	7,700
Electronic chemicals sales volume — gallons (thousands)	1,832	1,764
Cobalt refining volume — metric tons	2,100	2,000

The following table summarizes the percentage of sales dollars by region for the three months ended June 30:

	2007	2006	Change
Americas	19%	24%	-5%
Asia	45%	37%	8%
Europe	36%	39%	-3%
The following table summarizes the percentage of sales dollars by end market for the second quarter of:

	2007	2006	Change
Batteries	29%	20%	9%
Chemical	18%	17%	1%
Electronic Chemical	13%	12%	1%
Tire	7%	8%	-1%
Powder Metallurgy	10%	9%	1%
Coatings	6%	8%	-2%
Other	17%	26%	-9%
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2007	2006	2005
First Quarter	$25.82	$12.43	$17.26
Second Quarter	$28.01	$14.43	$15.03
Third Quarter	n/a	$15.59	$13.41
Fourth Quarter	n/a	$18.66	$12.51
Full Year	n/a	$15.22	$14.55
Net sales increased to $231.3 million in the second quarter of 2007 from $175.2 million in the second quarter of 2006, primarily due to increased product selling prices ($81.0 million). The increase in product selling prices was primarily caused by the $13.58 increase in the average cobalt reference price in the second quarter of 2007 compared with the second quarter of 2006. The increase in revenues from higher pricing was partially offset by a change with respect to sales of specialty nickel salts products. In connection with the sale of the Nickel business to Norilsk on March 1, 2007, the Company entered into two-year agency and distribution agreements for certain Specialty Nickel salts products. Under the contracts, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company, through its Specialties business, was the primary obligor for these sales and recorded the revenue on a gross basis. This change resulted in a $10.3 million decrease in net sales in the second quarter of 2007. Also impacting net sales was a decrease in copper by-product sales ($7.5 million), an unfavorable shift in product mix ($6.2 million) and reduced volume ($3.4 million). Decreased sales volumes in the inorganics and advanced organics product groupings were partially offset by increased sales volume in the electronic chemicals product groupings.
Gross profit was $83.7 million in the second quarter of 2007, compared with $50.5 million in the second quarter of 2006, and as a percentage of net sales increased to 36.2% from 28.9%. The increase was primarily due to the increase in the average cobalt metal price ($34.8 million). Gross profit was also favorably impacted by improved results at the smelter in the DRC ($6.4 million). The increase in profit at the DRC smelter was primarily due to increased shipments and the higher average cobalt reference price. Also included in the DRC results in the second quarter of 2007 is a $1.0 million decrease to the charge recorded in the first quarter of 2007 related to the analysis and valuation of the first quarter theft of material during shipment along supply lines in Africa. These factors were partially offset by the decrease in copper by-product sales ($10.6 million).
Selling, general and administrative (“SG&A”) expenses were $31.2 million in the second quarter of 2007 compared with $27.9 million in the second quarter of 2006. The $3.3 million increase was primarily due to a $2.3 million increase in selling expenses as a result of the increase in sales, $2.0 million in legal fees incurred by Specialties for a lawsuit the Company filed related to the unauthorized use by a third-party of proprietary information and a $1.1 million charge to increase the environmental liability due to a change in the estimate to complete the environmental remediation activities at the Company’s closed Newark, New Jersey site.

SG&A expenses in the second quarter of 2006 included a $1.0 million charge to provide an allowance against the note receivable from our joint venture partner in the DRC. Also included in SG&A are corporate expenses for the second quarter of 2007 of $8.6 million compared with $10.0 million in the second quarter of 2006. Corporate expenses consist of unallocated corporate overhead, including legal, finance, human resources, information technology, strategic development and corporate governance activities, as well as share-based compensation. The decrease in corporate expenses was primarily due to a decrease in corporate legal and other professional fees.
Income from operations for the second quarter of 2007 increased to $52.5 million from $22.7 million in the second quarter of 2006 due to the factors impacting gross profit and selling general and administrative expenses discussed above.
Other income, net (including interest expense) increased to $6.3 million in the second quarter of 2007 compared with $6.0 million in the second quarter of 2006. The following table summarizes the components of Other income, net:

	Three Months Ended June 30,
(In thousands)	2007	2006

Interest expense	$(180)	$(9,877)
Interest income	5,404	1,774
Foreign exchange gain	1,316	1,599
Gain on sale of investment	—	12,223
Other income, net	(252)	271

	$6,288	$5,990

The $9.7 million decrease in interest expense in the second quarter of 2007 is primarily due to the redemption on March 7, 2007 of the $400.0 million of 9.25% Senior Subordinated Notes due 2011(the “Notes”). The second quarter of 2007 was also favorably impacted by a $3.6 million increase in interest income due to the higher average cash balance and interest earned on the working capital adjustment related to the Norilsk transaction. The second quarter of 2006 included the $12.2 million gain related to the sale of the Company’s investment in Weda Bay (See Note 5 to the Unaudited Condensed Consolidated Financial Statements).
Income tax expense in the second quarter of 2007 was $9.8 million on pre-tax income of $58.8 million, or 16.7%, compared to 11.6% in the second quarter of 2006. The effective income tax rates are lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S., a tax holiday in Malaysia, and the recognition of tax benefits for domestic losses in 2007. The amount in the 2007 second quarter also reflects the extension of the tax holiday in Malaysia retroactive to January 1, 2007, which resulted in a reduction in income tax expense in the second quarter of $3.6 million, of which $2.7 million relates to and would have been recorded in the first quarter of 2007 if the extension had been granted during the first quarter of 2007. The Malaysian tax holiday resulted in a $1.8 million tax benefit in the second quarter of 2006. Based on the current forecast, the 2007 full year benefit of the Malaysian tax holiday is expected to be $7 to $8 million.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partner’s income in the second quarter of 2007 compared with the second quarter of 2006 is primarily due to increased shipments and higher cobalt prices.
Income from continuing operations was $44.1 million in the second quarter of 2007 compared with income from continuing operations of $24.1 million in the second quarter of 2006 due primarily to the aforementioned factors.
Income from discontinued operations of $1.9 million for the second quarter of 2007 is primarily due to a favorable German tax ruling related to the Company’s former Precious Metals Group, which was sold in 2003. Income from discontinued operations of $29.0 million for the second quarter of 2006 primarily related to the operations of the Nickel business.
Net income was $46.0 million, or $1.52 per diluted share, in the second quarter of 2007 compared with net income of $53.1 million, or $1.80 per diluted share, in the second quarter of 2006, due primarily to the aforementioned factors.
First Six Months of 2007 Compared With First Six Months of 2006
Consolidated Results of Operations

	Six Months Ended June 30,
(thousands of dollars & percent of net sales)	2007		2006

Net sales	$447,494		$317,603
Cost of products sold	291,573		232,914

Gross profit	155,921	34.8%	84,689	26.7%
Selling, general and administrative expenses	56,602	12.6%	50,450	15.9%

Income from operations	99,319	22.2%	34,239	10.8%
Other expense, net (including interest expense)	(17,130)		(1,728)
Income tax expense	(49,789)		(5,046)
Minority partners’ share of income	(6,809)		(636)

Income from continuing operations	25,591		26,829
Discontinued operations
Income from discontinued operations, net of tax	62,923		44,172
Gain on sale of discontinued operations, net of tax	72,270		—

Total income from discontinued operations, net of tax	135,193		44,172
Income before cumulative effect of change in accounting principle	160,784		71,001
Cumulative effect of change in accounting principle	—		287

Net income	$160,784		$71,288

The following table reflects the sales for the product line groupings in the Specialties segment for the six months ended June 30,

(thousands of dollars)	2007	%	2006	%
Net Sales
Inorganics	$302,779	68%	$198,373	63%
Advanced organics	89,643	20%	79,850	25%
Electronic chemicals	55,072	12%	39,380	12%

	$447,494		$317,603

The following table reflects the volumes in the Specialties segment for the six months ended June 30,

	2007	2006
Volumes
Inorganics sales volume — metric tons	12,100	13,300
Advanced organics sales volume — metric tons	14,800	14,400
Electronic chemicals sales volume — gallons (thousands)	3,595	3,052
Cobalt refining volume — metric tons	4,300	4,200

The following table summarizes the percentage of sales dollars by region for the six months ended June 30:

	2007	2006	Change
Americas	19%	25%	-6%
Asia	47%	40%	7%
Europe	34%	35%	-1%
The following table summarizes the percentage of sales dollars by end market for the six months ended June 30:

	2007	2006	Change
Batteries	30%	24%	6%
Chemical	18%	15%	3%
Electronic Chemical	13%	13%	—
Tire	7%	9%	-2%
Powder Metallurgy	9%	9%	—
Coatings	6%	8%	-2%
Other	17%	22%	-5%
The following table summarizes the average quarterly reference price of 99.3% cobalt:

	2007	2006	2005
First Six Months	$26.89	$13.40	$16.12
Net sales increased to $447.5 million in the first six months of 2007 from $317.6 million in the first six months of 2006, primarily due to increased product selling prices ($137.7 million). The increase in product selling prices was primarily caused by the $13.49 increase in the average cobalt reference price in the first half of 2007 compared with the first half of 2006. The increase in revenues from higher pricing was partially offset by a change with respect to sales of specialty nickel salts products as discussed above. This change resulted in a $1.7 million decrease in net sales in the six months of 2007. Net sales were also impacted by an unfavorable shift in product mix ($12.2 million).
Gross profit increased to $155.9 million in the first six months of 2007, compared with $84.7 million in the first six months of 2006, and as a percentage of net sales increased to 34.8% from 26.7%. Gross profit in the first six months of 2007 was higher due to the impact of both the higher reference price and the sale into a higher price environment of finished products that were manufactured using cobalt raw material that was purchased at lower prices ($53.3 million). Gross profit was also favorably impacted by improved operating results at the smelter in the DRC ($9.3 million). The increase in profit at the DRC smelter was primarily due to increased shipments and the higher average cobalt reference price, partially offset by an adjustment of $3.3 million due to loss of cobalt inventory as a result of theft during shipment along supply lines in Africa. The Company’s 55% share of this loss is $1.8 million. The Company is seeking insurance recovery for this loss and will record any recovery when received. These increases to gross profit were partially offset by an unfavorable shift in product mix ($10.5 million) and the decrease in copper by-product sales ($8.1 million).
Selling, general and administrative expenses were $56.6 million in the first six months of 2007 compared with $50.5 million in the first six months of 2006. The $6.1 million increase was primarily due to increased selling expenses as a result of the increase in sales, $2.0 million in legal fees incurred by Specialties for a lawsuit the Company filed related to the use by a third-party of proprietary information, and a $1.1 million charge to increase the environmental liability due to a change in the estimate to complete the environmental remediation activities at the Company’s closed Newark, New Jersey site. In addition, the first six months of 2007 included a full six months of expense relating to Plaschem, which was acquired on March 21, 2006. SG&A expenses in the first six months of 2006 included a $1.0 million charge to provide an allowance against the note receivable from our joint venture partner in the DRC. Included in SG&A are corporate expenses for the first six months of 2007 of $17.0 million compared with $18.1 million in the first six months of 2006. Corporate expenses consist of unallocated corporate overhead, including legal, finance, human resources, information technology, strategic development and corporate governance activities, as well as share-based compensation. The decrease in corporate expenses was primarily due to a $1.4 million decrease in information technology expense, as a higher percentage of these costs were allocated to Specialties in 2007, and a $0.8 million decrease in corporate legal and other professional fees. These decreases to corporate expenses were partially offset by a $1.1 million increase in employee compensation primarily due to a $0.8 million increase in share-based compensation expense.
Income from operations for the first six months of 2007 increased to $99.3 million from $34.2 million in the first six months of 2006 due to the factors impacting gross profit and selling, general and administrative expenses discussed above.
Other expense, net (including interest expense) for the first six months of 2007 increased to $17.1 million from $1.7 million in the first six months of 2006. The following table summarizes the components of Other income, net:

	Six Months Ended June 30,
(In thousands)	2007	2006
Interest expense	$(7,285)	$(19,619)
Interest income	10,603	3,054
Loss on redemption of Notes	(21,733)	—
Foreign exchange gain	1,784	2,261
Gain on sale of investment	—	12,223
Other income, net	(499)	353

	$(17,130)	$(1,728)

The $15.4 million increase in Other expense, net in the first six months of 2007 compared with the first six months of 2006 is primarily due to the loss on redemption of the $400.0 million Notes. The Notes were redeemed on March 7, 2007, at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The loss on redemption of the Notes was $21.7 million which includes the premium of $18.5 million plus related deferred financing costs of $5.7 million less a deferred net gain on terminated interest rate swaps of $2.5 million. The loss on redemption of the Notes was partially offset by a $12.3 million decrease in interest expense. In addition, the first six months of 2007 was also favorably impacted by a $7.5 million increase in interest income due to the higher average cash balance and interest earned on the working capital adjustment related to the Norilsk transaction. The first six months of 2006 included the $12.2 million gain related to the sale of the Company’s investment in Weda Bay (See Note 5 to the Unaudited Condensed Consolidated Financial Statements).
Income tax expense for the first six months of 2007 was $49.8 million on pre-tax income of $82.2 million, or 60.6%, compared to 15.5% in the 2006 period. The higher effective income tax rate in 2007 is due primarily to two discrete items. The Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million loss on redemption of the Notes. Excluding these discrete items, the effective income tax rate would have been 16.5% in the first half of 2007 compared to 15.5% in the first half of 2006. These rates are lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S., a tax holiday in Malaysia and the recognition of tax benefits for domestic losses in 2007.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partner’s income in the first six months of 2007 compared with the first six months of 2006 is primarily due to increased production and shipments and higher cobalt prices.
Income from continuing operations was $25.6 million in the first six months of 2007 compared with income from continuing operations of $26.8 million in the first six months of 2006 due primarily to the aforementioned factors.
Income from discontinued operations for the first six months of 2007 and 2006 primarily related to the Nickel business.
Total income from discontinued operations for the first six months of 2007 also included the $72.3 million gain on the sale of the Nickel business.
Net income was $160.8 million, or $5.33 per diluted share, in the first six months of 2007 compared with net income of $71.3 million, or $2.42 per diluted share, in the first six months of 2006, due primarily to the aforementioned factors.
Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Six months ended
	June 30,
	2007	2006	Change
Cash Flow Summary
Net cash provided by (used for):
Operating activities	$(1,545)	$35,358	$(36,903)
Investing activities	487,524	(2,774)	490,298
Financing activities	(408,316)	(16,905)	(391,411)
Effect of exchange rate changes on cash	4,053	2,742	1,311
Discontinued operations-operating activities	49,623	43,972	5,651
Discontinued operations-investing activities	(1,540)	(8,534)	6,994

Net change in cash and cash equivalents	$129,799	$53,859	$75,940

The $36.9 million decrease in net cash provided by operating activities was primarily due to the negative impact ($84.1 million) of an increase in inventories during the first six months of 2007 compared with a decrease in inventories during the first six months of 2006. The increase in inventories in the first six months of 2007 was primarily due to higher cobalt metal prices and increased inventory levels in the first half of 2007 compared to the first half of 2006. Income from continuing operations before cumulative effect of change in accounting principle was comparable in the first half of 2007 and 2006; however, the first half of 2007 included a $21.7 million non-cash charge related to the redemption of the Notes while the first six months of 2006 included the impact of the $12.2 million gain on the sale of the Company’s investment in Weda Bay. The receipt of the Weda Bay proceeds are included as a component of investing activities.
Net cash provided by investing activities increased $490.3 million in the first six months of 2007 compared with the first six months of 2006 primarily due to the $490.0 million of net proceeds related to the sale of the Nickel business and $7.6 million of proceeds from the repayment of a loan made to a former Nickel joint venture partner. The first six months of 2006 included proceeds of $12.2 million from the sale of the Company’s investment in Weda Bay, a $5.4 million payment for the Plaschem acquisition and a $2.8 million loan to a former Nickel joint venture partner.
Net cash used in financing activities increased $391.4 million in the first six months of 2007 compared with the first six months of 2006 primarily due to the $418.5 million payment to redeem the Notes partially offset by a $10.1 million increase in proceeds from the exercise of stock options.
Debt and Other Financing Activities
On March 7, 2007, the Company redeemed the entire $400.0 million of its outstanding Notes at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The premium amount of $18.5 million plus related deferred financing costs of $5.7 million less the deferred net gain on terminated interest rate swaps of $2.5 million is included in the Loss on redemption of Notes in the Unaudited Condensed Statements of Consolidated Income.
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At June 30, 2007, there were no borrowings outstanding under the Revolver and the Company was in compliance with all covenants.

The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at June 30, 2007 and $1.4 million at December 31, 2006. At June 30, 2007 and December 31, 2006, the Company also had a $0.3 million short-term note payable.
The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during 2007.
Capital Expenditures
Capital expenditures in the first six months of 2007 were $8.0 million, related primarily to ongoing projects to maintain current operating levels, and were funded through cash flows from operations. The Company forecasts to incur capital spending of approximately $20.0 million for the remainder of 2007 primarily for projects at the Kokkola refinery to expand capacity in selected product lines, maintain and improve throughput with outlays for sustaining operations, and for expenditures related to environmental, health & safety compliance, and also for other fixed asset additions at existing facilities.
During 2005, the Company initiated a multi-year Enterprise Resource Planning (“ERP”) project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. The new ERP system will replace or complement existing legacy systems and standardize the global business processes across the enterprise. The system was implemented at one location in the first quarter of 2007. The Company will continue to implement the ERP system at additional locations in a phased approach, including a location that began using the new system on July 1, 2007. The Company anticipates that the ERP system implementation will be substantially complete by the end of the first half of 2009.

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
Since December 31, 2006, there have been no significant changes in the total amount of contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s 2006 Annual Report on Form 10-K. There have been no material changes from December 31, 2006 to June 30, 2007.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 solely because of the material weakness identified as of December 31, 2006 relating to accounting for income taxes, as summarized in the Form 10-K for the year ended December 31, 2006. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of June 30, 2007, and the results of its operations, cash flows and changes in stockholders’ equity for the three and six months then ended.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2006, management identified inadequate controls over the Company’s accounting for income taxes. Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures and by hiring a third-party service provider to review the Company’s tax provision. However, the improvements in controls have not all been operating effectively for a period of time sufficient for the Company to fully evaluate their design and operating effectiveness.
The Company continues to review, revise and improve the effectiveness of its internal control over financial reporting including the controls over accounting for income taxes discussed above. There were no other changes in the Company’s internal control over financial reporting in connection with the Company’s second quarter 2007 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 except as discussed below:
▪	The risks associated with any failures or delays in satisfying closing conditions for the sale of the Company’s Nickel business are no longer applicable, as the sale of the Nickel business was consummated on March 1, 2007.

▪	The risks associated with the SEC’s Division of Enforcement informal investigation are no longer applicable, as the Company consented to an order to cease-and-desist from committing or causing any violations and any future violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, and various rules under the Securities Exchange Act. The SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff and did not assess the Company any financial penalties.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held May 8, 2007:

Description	For	Withheld
1. Election of Directors:
For terms expiring in 2010
Katharine L. Plourde	23,184,737	4,559,162
David L. Pugh	24,702,197	3,041,702

For a term expiring in 2009
Gordon A. Ulsh	24,763,272	2,980,627

	For	Against	Abstentions	Broker Non-votes
2. Proposal to adopt the 2007 Incentive Compensation Plan:
	19,120,377	5,159,745	42,961	3,420,818

	For	Against	Abstentions
3. Confirmation of the appointment of Ernst & Young LLP:	27,404,382	322,305	17,214

Item 6. Exhibits
Exhibits are as follow:
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99	OM Group, Inc. 2007 Incentive Compensation Plan

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.

Dated August 2, 2007	By:

/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)