Form 10-Q
period 2007-09-30
OM GROUP INC
filed 2007-11-02
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
216-781-0083
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑; No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐      No ☑
As of October 31, 2007 there were 30,419,105 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION
Item 1A. Risk Factors

Item 6. Exhibits

Signatures
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$435,452	$282,288
Accounts receivable, less allowances	127,978	82,931
Inventories	314,511	216,492
Other current assets	36,163	30,648
Assets of discontinued operations	—	597,682

Total current assets	914,104	1,210,041

Property, plant and equipment, net	200,662	210,953
Goodwill	140,342	137,543
Notes receivable from joint venture partner, less allowance of $5,200 in 2007 and 2006	24,179	24,179
Other non-current assets	34,342	35,508

Total assets	$1,313,629	$1,618,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$337	$326
Current portion of long-term debt	191	167
Debt to be redeemed	—	402,520
Accounts payable	147,379	90,768
Accrued income taxes	35,178	17,497
Accrued employee costs	21,466	28,806
Other current liabilities	37,114	42,057
Liabilities of discontinued operations	—	167,148

Total current liabilities	241,665	749,289

Long-term debt	1,131	1,224
Deferred income taxes	3,685	4,118
Minority interests	51,228	43,286
Other non-current liabilities	39,403	38,228

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 30,092,869 in 2007 and 29,801,334 shares in 2006	301	297
Capital in excess of par value	551,195	533,818
Retained earnings	419,739	221,310
Treasury stock (61,541 shares in 2007 and 2006, at cost)	(2,239)	(2,239)
Accumulated other comprehensive income	7,521	28,893

Total stockholders’ equity	976,517	782,079

Total liabilities and stockholders’ equity	$1,313,629	$1,618,224

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net sales	$264,640	$170,420	$712,134	$488,023
Cost of products sold	191,502	117,245	483,075	350,159

Gross profit	73,138	53,175	229,059	137,864
Selling, general and administrative expenses	31,674	23,958	88,276	74,408

Operating profit	41,464	29,217	140,783	63,456
Other income (expense):
Interest expense	(238)	(9,712)	(7,523)	(29,331)
Interest income	5,041	2,358	15,643	5,412
Loss on redemption of Notes	—	—	(21,733)	—
Foreign exchange gain	4,178	772	5,962	3,033
Gain on sale of investment	—	—	—	12,223
Other expense, net	(501)	(515)	(999)	(162)

	8,480	(7,097)	(8,650)	(8,825)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	49,944	22,120	132,133	54,631
Income tax expense	(7,926)	(5,452)	(57,715)	(10,498)
Minority partners’ share of income	(2,511)	(2,838)	(9,320)	(3,474)

Income from continuing operations before cumulative effect of change in accounting principle	39,507	13,830	65,098	40,659
Discontinued operations
Income (loss) from discontinued operations, net of tax	(1,412)	74,178	61,511	118,350
Gain on sale of discontinued operations, net of tax	—	—	72,270	—

Total income (loss) from discontinued operations, net of tax	(1,412)	74,178	133,781	118,350
Income before cumulative effect of change in accounting principle	38,095	88,008	198,879	159,009
Cumulative effect of change in accounting principle	—	—	—	287

Net income	$38,095	$88,008	$198,879	$159,296

Net income (loss) per common share — basic:
Continuing operations	$1.32	$0.47	$2.18	$1.39
Discontinued operations	(0.05)	2.53	4.47	4.03
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.27	$3.00	$6.65	$5.43

Net income (loss) per common share — assuming dilution:
Continuing operations	$1.30	$0.47	$2.15	$1.38
Discontinued operations	(0.04)	2.50	4.43	4.01
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.26	$2.97	$6.58	$5.40

Weighted average shares outstanding
Basic	30,031	29,336	29,902	29,322
Assuming dilution	30,350	29,635	30,235	29,486
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Nine Months Ended September 30,
(In thousands)	2007	2006
Operating activities
Net income	$198,879	$159,296
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(61,511)	(118,350)
Gain on sale of discontinued operations	(72,270)	—
Income from cumulative effect of change in accounting principle	—	(287)
Gain on sale of investment	—	(12,223)
Loss on redemption of Notes	21,733	—
Depreciation and amortization	24,652	23,706
Share-based compensation expense	5,180	3,783
Excess tax benefit on exercise of stock options	(1,045)	—
Foreign exchange gain	(5,962)	(3,033)
Minority partners’ share of income	9,320	3,474
Other non-cash items	(7,500)	(1,040)
Changes in operating assets and liabilities
Accounts receivable	(45,456)	(15,682)
Inventories	(98,019)	(6,823)
Accounts payable	56,611	23,541
Other, net	4,146	(3,753)

Net cash provided by operating activities	28,758	52,609

Investing activities
Expenditures for property, plant and equipment	(12,833)	(8,876)
Proceeds from sale of asset	461	—
Net proceeds from the sale of the Nickel business	490,036	—
Proceeds from sale of investment	—	12,223
Proceeds from loans to non-consolidated joint ventures	7,568	—
Loans to non-consolidated joint ventures	—	(5,046)
Acquisition of businesses, net of cash acquired	—	(5,417)
Investment in QSI	(2,000)	—
Expenditures for ERP project	(3,263)	(2,456)

Net cash provided by (used for) investing activities	479,969	(9,572)

Financing activities
Payments of long-term debt	(400,000)	(17,250)
Premium for redemption of Notes	(18,500)	—
Distribution to joint venture partners	(1,350)	—
Proceeds from exercise of stock options	10,489	897
Excess tax benefit on exercise of stock options	1,045	—

Net cash used for financing activities	(408,316)	(16,353)

Effect of exchange rate changes on cash	5,718	3,287

Cash and cash equivalents
Increase from continuing operations	106,129	29,971
Discontinued operations — net cash provided by operating activities	48,575	94,893
Discontinued operations — net cash used for investing activities	(1,540)	(14,691)
Balance at the beginning of the period	282,288	114,618

Balance at the end of the period	$435,452	$224,791

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Nine Months Ended September 30,
(In thousands)	2007	2006
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	29,740	29,307
Shares issued under share-based compensation plans	291	46

	30,031	29,353

Common Stock — Dollars
Beginning balance	$297	$293
Shares issued under share-based compensation plans	4	—

	301	293

Capital in Excess of Par Value
Beginning balance	533,818	516,510
Shares issued under share-based compensation plans	10,485	897
Excess tax benefit on the exercise of stock options	1,045	—
Share-based compensation	5,847	3,938

	551,195	521,345

Retained Earnings
Beginning balance, as originally reported	221,310	6,811
Adoption of FIN No. 48 in 2007 and EITF 04-6 in 2006	(450)	(1,574)

Beginning balance, as adjusted for the adoption of FIN No. 48 and EITF 04-6	220,860	5,237
Net income	198,879	159,296

	419,739	164,533

Treasury Stock
Beginning balance	(2,239)	(2,226)
Reacquired shares	—	(13)

	(2,239)	(2,239)

Accumulated Other Comprehensive Income
Beginning balance	28,893	15,145
Foreign currency translation	(11,548)	4,062
Reclassification of hedging activities into earnings, net of tax	(9,824)	(954)
Unrealized gain on cash flow hedges, net of tax expense of $3,541	—	7,780
Reclassification of realized gain on available-for-sale securities into earnings	—	(4,745)

	7,521	21,288

Total Stockholders’ Equity	$976,517	$705,220

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 — Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of OM Group, Inc. and its subsidiaries (the “Company”). These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2007 and 2006 have been included. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Note 2 — Discontinued Operations and Disposition of Nickel Business
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The transaction closed on March 1, 2007 and at closing the Company received cash proceeds of $413.3 million. In addition, the agreement provided for a final purchase price adjustment (primarily related to working capital for the net assets sold), which was determined to be $83.2 million, and was received by the Company in the second quarter of 2007.
The following table sets forth the components of the proceeds from the sale of the Nickel business:

Initial proceeds	$413.3
Final purchase price adjustment	83.2
Transaction costs	(6.5)

$490.0

The agreement also provided for interest on the working capital adjustment from the transaction closing date. For the nine months ended September 30, 2007, the Company recorded interest income of $1.2 million which is included in Other income, net on the Unaudited Condensed Statements of Consolidated Income.
The Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.
Discontinued operations includes share-based incentive compensation expense related to Nickel management that previously had been included in corporate expenses. No interest expense has been allocated to discontinued operations.

Income (loss) from discontinued operations consisted of the following for the three months ended September 30:

	2007	2006
Net sales	$—	$205,352

Income (loss) from discontinued operations before income taxes	$(319)	$91,571
Income tax expense	1,093	17,393

Income (loss) from discontinued operations, net of tax	(1,412)	74,178
Gain on sale of discontinued operations, net of tax	—	—

Total income (loss) from discontinued operations	$(1,412)	$74,178

Income from discontinued operations consisted of the following for the nine months ended September 30:

	2007	2006
Net sales	$193,091	$512,522

Income from discontinued operations before income taxes	$83,289	$144,185
Income tax expense	21,778	25,835

Income from discontinued operations, net of tax	61,511	118,350
Gain on sale of discontinued operations, net of tax	72,270	—

Total income from discontinued operations	$133,781	$118,350

Assets and liabilities of discontinued operations at December 31, 2006 were as follows:

December 31,
2006
Accounts receivable	$97,050
Inventories	191,380
Property, plant and equipment, net	149,857
Goodwill	46,481
Other current assets	112,914

Assets of discontinued operations	$597,682

Accounts payable	$100,644
Other current liabilities	66,504

Liabilities of discontinued operations	$167,148

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

Debt consists of the following:

	September 30,	December 31,
	2007	2006
Senior Subordinated Notes	$—	$400,000
Notes payable — bank	1,659	1,717
Deferred gain on termination of fair value hedges	—	2,520

	1,659	404,237
Less: Short-term debt	337	326
Less: Current portion of long-term debt	191	167
Less: Debt to be redeemed	—	402,520

Total long-term debt	$1,131	$1,224

Note 4 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$162,024	$138,913
Work-in-process	22,484	17,265
Finished goods	130,003	60,314

	$314,511	$216,492

Note 5 — Investments and Acquisitions
During the third quarter of 2007, the Company invested $2.0 million in Quantumsphere, Inc. (“QSI”) through the purchase of 615,385 shares of common stock and warrants to purchase an additional 307,692 shares of common stock. The Company allocated $1.6 million to the common stock and $0.4 million to the warrants. The Company accounts for its investment in QSI under the cost method. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, OMG will supply QSI with raw materials and has the right to market and distribute certain QSI products.
On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with integrated manufacturing, research and technical support facilities in Singapore and the Shanghai area of China. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note payable. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to the seller if certain specified financial performance targets of the acquired business are met over the three-year period following the acquisition. At September 30, 2007, the Company has not recorded any contingent consideration. Goodwill of $1.3 million was recognized as a result of this acquisition. Plaschem is included in the Electronic Chemicals product line grouping results of operations since the date of acquisition.
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
Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$(9,855)	$(35,680)	$(48,484)	$(63,320)
Outside the United States	59,799	57,800	180,617	117,951

	$49,944	$22,120	$132,133	$54,631

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
The Company’s effective income tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Effective income tax rate	15.9%	24.6%	43.7%	19.2%
The effective income tax rate for the first nine months of 2007 includes the $38.8 million tax expense to repatriate foreign cash in the first quarter of 2007 as described above. The effective income tax rate for the first nine months of 2007 also includes a tax benefit of $7.6 million associated with the $21.7 million loss on the redemption of the Notes in the first quarter of 2007. These items were treated as discrete items in the first quarter of 2007. Excluding these discrete items, the effective income tax rates for all periods are lower than the United States statutory rate primarily due to a higher proportion of earnings in foreign jurisdictions having lower statutory tax rates than the United States, a tax holiday in Malaysia and the recognition of tax benefits for domestic losses in 2007.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires December 31, 2011, reduced income tax expense by $1.3 million and $4.9 million in the three and nine months ended September 30, 2007, respectively, and $1.8 million and $4.9 million in the three and nine months ended September 30, 2006, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.04 and $0.16 in the three and nine months ended September 30, 2007, respectively, and approximately $0.06 and $0.17 in the three and nine months ended September 30, 2006, respectively.
The Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, the Company recognized a $0.5 million liability which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including reserves for tax contingencies previously recorded, the Company has $2.0 million of uncertain tax positions, all of which would affect the Company’s effective income tax rate if recognized, and of which $1.8 million is included as a component of other non-current liabilities and $0.2 million is recorded in other current liabilities on the Unaudited Condensed Consolidated Balance Sheet at September 30, 2007. There were no material changes to the liability for uncertain tax positions in the three months ended September 30, 2007.
The Company accrues interest related to uncertain tax positions and penalties as a component of income tax expense. The Company had $0.6 million and $0.5 million accrued at September 30, 2007 and December 31, 2006, respectively, for the payment of interest and penalties.
Included in the liability for uncertain tax positions at September 30, 2007 and December 31, 2006, is $0.2 million for which it is reasonably possible that the liability will decrease due to settlement with the tax authorities within the next 12 months.
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
Set forth below is a detail of the net periodic pension expense for the defined benefit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Pension Benefits
Interest cost	$334	$306	$1,002	$918
Amortization of unrecognized net loss	75	67	227	201
Expected return on plan assets	(197)	(228)	(592)	(684)

Total expense	$212	$145	$637	$435

Other Postretirement Benefits
Service cost	$21	$33	$62	$98
Interest cost	66	60	198	181
Amortization of unrecognized prior service cost	10	10	30	30

Total expense	$97	$103	$290	$309

Note 8 — Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations before cumulative effect of change in accounting principle:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations before cumulative effect of change in accounting principle	$39,507	$13,830	$65,098	$40,659

Weighted average shares outstanding	30,031	29,336	29,902	29,322
Dilutive effect of stock options and restricted stock	319	299	333	164

Weighted average shares outstanding — assuming dilution	30,350	29,635	30,235	29,486

Income per common share from continuing operations before cumulative effect of change in accounting principle — basic	$1.32	$0.47	$2.18	$1.39

Income per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$1.30	$0.47	$2.15	$1.38

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$38,095	$88,008	$198,879	$159,296

Weighted average shares outstanding	30,031	29,336	29,902	29,322
Dilutive effect of stock options and restricted stock	319	299	333	164

Weighted average shares outstanding — assuming dilution	30,350	29,635	30,235	29,486

Net income per common share — basic	$1.27	$3.00	$6.65	$5.43

Net income per common share — assuming dilution	$1.26	$2.97	$6.58	$5.40

Note 9 — Accumulated Other Comprehensive Income

		Unrealized
		Gains and
		Losses, Net		Accumulated
	Foreign	on Cash Flow	Pension and	Other
	Currency	Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income (Loss)
Balance at December 31, 2006	$29,094	$9,824	$(10,025)	$28,893
Reclassification adjustment	—	2,465	—	2,465
Current period credit	3,931	—	—	3,931
Disposal of Nickel business	(15,479)	(12,289)	—	(27,768)

Balance at September 30, 2007	$17,546	$—	$(10,025)	$7,521

Comprehensive income, net of related tax effects, for the three months ended September 30, 2007 and 2006 was $40.0 million and $91.9 million, respectively. Comprehensive income, net of related tax effects, for the nine months ended September 30, 2007 and 2006 was $177.5 million and $165.4 million, respectively.
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
The Division of Enforcement of the Securities and Exchange Commission (the “SEC”) conducted an informal investigation resulting from the self reporting by the Company of the internal investigation conducted in 2003 and 2004 by the audit committee of the Company’s board of directors in connection with the previously filed restatement of the Company’s financial results for periods prior to December 31, 2003. On July 18, 2007, without admitting or denying the nonjurisdictional findings by the SEC, the Company consented to an order to cease-and-desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-11, and 13a-13 under the Securities Exchange Act. The SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff and did not assess the Company any financial penalties.
During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of the Company’s Precious Metals Group (“PMG”) as the liability was no longer considered probable. Such amount had previously been included in Retained Liabilities of Businesses Sold. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. Although the contingency is no longer probable, the likelihood of an unfavorable outcome of this contingency is reasonably possible based on the length of time expected before the matter is closed and the inherent risk of changes in the political or legal situation in Brazil. If the ultimate outcome of this contingency is unfavorable, the loss, based on exchange rates at September 30, 2007, would be $6.2 million and would be recorded in discontinued operations.
During the first nine months of 2007, the Company became aware of two additional contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of OMG to the extent the matters relate to the period from 2001-2003 during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG during 2001-2003, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that they are reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at September 30, 2007, would be up to $25.0 million and would be recorded in discontinued operations.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require and the complexity of environmental regulations. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At September 30, 2007 and December 31, 2006 the Company had recorded environmental liabilities of $7.8 million and $8.0 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. The Unaudited Condensed Statement of Consolidated Income includes expense of $3.5 million and $4.6 million for the three and nine months ended September 30, 2007, respectively, for increases in the estimate to complete the remediation at the Newark, New Jersey site.
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
Note 11 — Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan supersedes and replaces the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan. The 1998 Plan and 2002 Plan terminated upon stockholder approval of the 2007 Plan, such that no further grants may be made under either the 1998 Plan or the 2002 Plan. The terminations will not affect awards already outstanding under the 1998 Plan or the 2002 Plan, which consist of options and restricted stock awards. All options outstanding under each of the 1998 Plan and the 2002 Plan have 10-year terms and have an exercise price of not less than the per share fair market value, measured by the average of the high and low price of the Company’s common stock on the NYSE, on the date of grant.
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
The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense for option grants and restricted stock awards granted to employees as a component of selling, general and administrative expenses of $1.8 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, and $5.2 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting for all unvested stock options and time-based and performance-based restricted stock previously granted to those employees. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.1 million for the three months ended September 30, 2006 and $0.7 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.
At September 30, 2007, there was $9.7 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $1.6 million in the remaining three months of 2007, $5.1 million in 2008, $2.8 million in 2009 and $0.2 million in 2010. There is no unrecognized compensation expense related to the Nickel business. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures.
The Company adopted SFAS No. 123R on January 1, 2006. An adjustment to apply estimated forfeitures to previously recognized share-based compensation was accounted for as a cumulative effect of a change in accounting principle and increased net income by $0.3 million, or $.01 per basic and diluted share for the nine months ended September 30, 2006.

The Company received cash payments of $10.5 million and $0.9 million in the first nine months of 2007 and 2006, respectively, in connection with the exercise of stock options. SFAS 123R requires that excess tax benefits be recognized as an increase to additional paid-in capital. The exercise of stock options during the first nine months of 2007 resulted in a $1.0 million increase in additional paid-in capital. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During the first nine months of 2007, the Company granted stock options to purchase 184,750 shares of common stock. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.
The fair value of options granted during the first nine months of 2007 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

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
The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-Average
		Fair Value at Grant
	Shares	Date
Non-vested at December 31, 2006	439,008	$11.60
Non-vested at September 30, 2007	454,923	$17.44
Granted during the first nine months of 2007	184,750	$26.24
Vested during the first nine months of 2007	168,833	$11.88
Forfeited during the first nine months of 2007	—	$—
The total intrinsic value of options exercised during the first nine months of 2007 was $5.8 million. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

A summary of the Company’s stock option activity for the first nine months of 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	894,703	$32.40
Granted	184,750	51.16
Exercised	(285,600)	36.73
Expired unexercised	(11,000)	54.76
Forfeited	—	—

Outstanding at September 30, 2007	782,853	$34.93	7.88	$14,179,397
Vested or expected to vest at September 30, 2007	763,385	$34.85	7.88	$13,898,946
Exercisable at September 30, 2007	327,930	$30.61	7.07	$7,464,204
Restricted Stock – Performance-Based Awards
During the first nine months of 2007, the Company awarded a total of 86,854 shares of performance-based restricted stock that vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. Of the 86,854 shares awarded during the first nine months of 2007, 80,600 shares will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target for the Specialties business segment during any one of the years in the three-year period ending December 31, 2009.
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
In connection with the sale of the Nickel business, the Company entered into an agreement with a Nickel employee that provided for the acceleration of vesting at the “target” performance level for unvested performance-based restricted stock previously granted to that employee. As a result, during the first nine months of 2007, 3,825 shares of performance-based restricted stock vested and 3,825 shares of performance-based restricted shares were cancelled.
A summary of the Company’s performance-based restricted stock awards for the first nine months of 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2007	95,900	$28.93
Granted	86,854	$42.13
Vested	(3,825)	$41.57
Cancelled	(3,825)	$28.80

Non-vested at September 30, 2007	175,104	$38.29
Expected to vest at September 30, 2007	124,914

Restricted Stock – Time-Based Awards
During the first nine months of 2007, the Company awarded 24,360 shares of time-based restricted stock that vest three years from the date of grant subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $1.2 million. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
In connection with the sale of the Nickel business, the Company entered into an agreement with a Nickel employee that provided for the acceleration of vesting, during the first nine months of 2007, of 2,100 shares of unvested time-based restricted stock previously granted to that employee.
A summary of the Company’s time-based restricted stock awards for the first nine months of 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	188,494	$25.39
Granted	24,360	$51.16
Vested	(2,100)	$41.57

Nonvested at September 30, 2007	210,754	$29.04
Expected to vest at September 30, 2007	209,741
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
After reclassifying the Nickel segment to discontinued operations, the Company has one remaining operating segment — Specialties. The Specialties segment includes products manufactured using cobalt and other metals such as copper, zinc, manganese, and calcium. In late 2005, the Company began a strategic transformation away from commodity-based businesses and markets to value-added, specialty businesses and markets. The sale of the Company’s Nickel business, discussed above, was part of the transformation. Pursuant to the transformation, the Vice President and General Manager of the Specialties segment organized certain product lines around end markets, creating three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals. The Specialties segment also includes certain other operations, primarily the Democratic Republic of Congo (the “DRC”) smelter operations, which are not classified into one of these groupings. The Company’s products are sold in various forms such as solutions, crystals and powders. The Company’s products are essential components in numerous complex chemical and industrial processes and are used in many end markets.
Corporate is comprised of general and administrative expenses not allocated to Specialties.
While its primary manufacturing site is in Finland, the Company also has manufacturing and other facilities in the United States, Europe, Asia-Pacific and Canada, and the Company markets its products worldwide. Further, approximately 36% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.

The following table reflects the results of the segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Business Segment Information
Net Sales
Specialties	$264,640	$170,420	$712,134	$488,023

Operating profit
Specialties	$48,843	$38,580	$165,146	$90,925
Corporate	(7,379)	(9,363)	(24,363)	(27,469)

	$41,464	$29,217	$140,783	$63,456

Interest expense	$(238)	$(9,712)	$(7,523)	$(29,331)
Loss on redemption of Notes	—	—	(21,733)	—
Foreign exchange gain	4,178	772	5,962	3,033
Gain on sale of investment	—	—	—	12,223
Other income, net	4,540	1,843	14,644	5,250

	$8,480	$(7,097)	$(8,650)	$(8,825)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$49,944	$22,120	$132,133	$54,631

Expenditures for property, plant & equipment
Specialties	$4,880	$3,588	$12,833	$8,876

Depreciation and amortization
Specialties	$8,050	$7,730	$23,980	$22,981
Corporate	204	240	672	725

	$8,254	$7,970	$24,652	$23,706

	September 30,	December 31,
Total assets	2007	2006

Specialties	$1,054,365	$826,488
Corporate	259,264	194,054
Assets of discontinued operations	—	597,682

	$1,313,629	$1,618,224

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
Accounting Standards Not Yet Adopted
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.
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
Note 14 – Subsequent Events
On October 1, 2007, the Company acquired Borchers GmbH (“Borchers”), a European-based specialty coatings additive supplier, for €12.7 million (US$18.1 million) in cash, subject to a final working capital adjustment. Borchers, which had sales in 2006 of approximately €36 million (US$45.2 million), offers products to enhance the performance of coatings and ink systems from the production stage through customer end use. The products improve processing options, free-flowing properties, consistency and gloss, control surface drying and drying-out properties, enhance rheology and dispersency, optimize resistance to the most diverse range of stresses and shape the environmental compatibility of contemporary surface hardening. The Borchers operations will be included with OMG’s existing Advanced Organics product line grouping.
On October 7, 2007, the Company entered into a Stock Purchase Agreement with Rockwood Specialties Group, Inc (“Rockwood”). OMG will acquire Rockwood’s Electronics businesses, excluding its French entity, for approximately $265 million in cash. Rockwood’s French electronic chemicals business is subject to a put option, at the discretion of Rockwood, for an additional purchase price of approximately $50 million. The Rockwood Electronics businesses, which had combined sales of $187 million in 2006, consist of its Printed Circuit Board business, Ultra-Pure Chemicals business, and its Photomasks business. The businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers, employ approximately 700 people, and have locations in the United States, the United Kingdom, France, Taiwan, Singapore and China. The closing of the transaction is expected to occur in the fourth quarter of 2007 subject to approval by regulatory authorities and the satisfaction of other customary closing conditions.

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
Subsequent events – Acquisitions
On October 1, 2007, the Company acquired Borchers, a European-based specialty coatings additive supplier, for €12.7 million (US$18.1 million) in cash, subject to a final working capital adjustment. Borchers offers products to enhance the performance of coatings and ink systems from the production stage through customer end use. The products improve processing options, free-flowing properties, consistency and gloss, control surface drying and drying-out properties, enhance rheology and dispersency, optimize resistance to the most diverse range of stresses and shape the environmental compatibility of contemporary surface hardening. The Borchers operations will be included with OMG’s existing Advanced Organics product line grouping.
On October 7, 2007, the Company entered into a Stock Purchase Agreement with Rockwood to acquire Rockwood’s Electronics businesses, excluding its French entity, for approximately $265 million in cash. Rockwood’s French electronic chemicals business is subject to a put option, at the discretion of Rockwood, for an additional purchase price of approximately $50 million. The Rockwood Electronics businesses consist of its Printed Circuit Board business, Ultra-Pure Chemicals business, and its Photomasks business. The businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers and have locations in the United States, the United Kingdom, France, Taiwan, Singapore and China. The closing of the transaction is expected to occur in the fourth quarter of 2007 subject to approval by regulatory authorities and the satisfaction of other customary closing conditions.
Results of Operations
Third Quarter of 2007 Compared With Third Quarter of 2006

	Three Months Ended September 30,
(thousands of dollars & percent of net sales)	2007		2006
Net sales	$264,640		$170,420
Cost of products sold	191,502		117,245

Gross profit	73,138	27.6%	53,175	31.2%
Selling, general and administrative expenses	31,674	12.0%	23,958	14.1%

Operating profit	41,464	15.7%	29,217	17.1%
Other income (expense), net (including interest expense)	8,480		(7,097)
Income tax expense	(7,926)		(5,452)
Minority partners’ share of income	(2,511)		(2,838)

Income from continuing operations	39,507		13,830
Income (loss) from discontinued operations, net of tax	(1,412)		74,178

Net income	$38,095		$88,008

The following table reflects the sales for the product line groupings in the Specialties segment for the three months ended September 30,

(thousands of dollars)	2007	%	2006	%
Net Sales
Inorganics	$192,654	73%	$110,922	65%
Advanced organics	44,578	17%	37,255	22%
Electronic chemicals	27,408	10%	22,243	13%

	$264,640		$170,420

The following table reflects the volumes in the Specialties segment for the three months ended September 30,

	2007	2006
Volumes
Inorganics sales volume — metric tons *	6,875	7,742
Advanced organics sales volume — metric tons	6,797	6,904
Electronic chemicals sales volume — gallons (thousands)	1,818	1,753
Cobalt refining volume — metric tons	2,402	2,333

*	Inorganics sales volume includes cobalt metal resale and copper by-product sales and excludes volume related to specialty nickel salts sales under the Norilsk distribution agreement.

The following table summarizes the percentage of sales dollars by region for the three months ended September 30:

	2007	2006	Change
Americas	22%	21%	1%
Asia	46%	44%	2%
Europe	32%	35%	-3%
The following table summarizes the percentage of sales dollars by end market for the three months ended September 30:

	2007	2006	Change
Batteries	29%	25%	4%
Chemical	16%	15%	1%
Electronic Chemical	11%	13%	-2%
Tire	7%	8%	-1%
Powder Metallurgy	8%	8%	—
Coatings	5%	7%	-2%
Other	24%	24%	—
The following table summarizes the average quarterly reference price of low grade (formerly referred to as 99.3%) cobalt:

	2007	2006	2005
First Quarter	$25.82	$12.43	$17.26
Second Quarter	$28.01	$14.43	$15.03
Third Quarter	$25.84	$15.59	$13.41
Fourth Quarter	n/a	$18.66	$12.51
Full Year	n/a	$15.22	$14.55
Net sales increased to $264.6 million in the third quarter of 2007 from $170.4 million in the third quarter of 2006, primarily due to increased product selling prices across all product line groupings ($74.0 million). The increase in product selling prices was primarily caused by the higher average cobalt reference price in 2007 compared with 2006. The resale of cobalt metal resulted in a $29.2 million increase to net sales in the third quarter of 2007 compared with the third quarter of 2006. In the Inorganics product line grouping, increased sales volume, excluding cobalt metal resale, copper by-product and specialty nickel salts, favorably impacted net sales by $8.3 million. In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under the contracts, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company, through its Specialties business, was the primary obligor for these sales and recorded the revenue on a gross basis. This change resulted in a $9.7 million decrease in net sales in the third quarter of 2007 compared with the third quarter of 2006. Net sales was also negatively impacted by a decrease in copper by-product sales ($6.5 million).
Gross profit was $73.1 million in the third quarter of 2007, compared with $53.2 million in the third quarter of 2006. The increase was primarily due to increased selling prices ($19.3 million) and volume ($6.3 million). The increase in selling prices was primarily due to the increase in the average cobalt reference price in the third quarter of 2007 compared to the third quarter of 2006. Increased volume was primarily related to the Inorganics product line grouping, as discussed in the net sales paragraph above. These factors were partially offset by the decrease in copper by-product sales ($6.1 million). Gross profit as a percentage of sales (27.6% in the third quarter of 2007, 31.2% in the third quarter of 2006) was negatively impacted by the low margins on the resale of cobalt metal.
Selling, general and administrative (“SG&A”) expenses were $31.7 million in the third quarter of 2007 compared with $24.0 million in the third quarter of 2006. The increase was primarily due to a $3.5 million charge to increase the estimated environmental remediation liability related to the Company’s closed Newark, New Jersey site, a $2.4 million increase in selling expenses as a result of the increase in sales and $1.2 million in legal fees incurred by Specialties for a lawsuit the Company filed related to the unauthorized use by a third-party of proprietary information and higher employee incentive compensation expense. Also included in SG&A are corporate expenses for the third quarter of 2007 of $7.4 million compared with $9.4 million in the third quarter of 2006. Corporate expenses consist of unallocated corporate overhead, including legal, finance, human resources, information technology, strategic development and corporate governance activities, as well as share-based compensation. The decrease in corporate expenses was primarily due to a $1.2 million decrease in corporate legal and other professional fees and a $0.6 million decrease in information technology expense, as a higher percentage of information technology costs were allocated to Specialties in 2007.
Operating profit for the third quarter of 2007 increased to $41.5 million from $29.2 million in the third quarter of 2006 due to the factors impacting gross profit and selling general and administrative expenses discussed above.
Other income (expense), net (including interest expense) increased to income of $8.5 million in the third quarter of 2007 compared with expense of $7.1 million in the third quarter of 2006. The following table summarizes the components of Other income (expense), net:

	Three Months Ended September 30,
(In thousands)	2007	2006
Interest expense	$(238)	$(9,712)
Interest income	5,041	2,358
Foreign exchange gain	4,178	772
Other income, net	(501)	(515)

	$8,480	$(7,097)

The $9.5 million decrease in interest expense in the third quarter of 2007 is due to the redemption on March 7, 2007 of the $400.0 million of 9.25% Senior Subordinated Notes due 2011(the “Notes”). The third quarter of 2007 was also favorably impacted by favorable foreign exchange gains primarily resulting from translating cash held in Euros to US dollars as the Euro strengthened during the quarter against the U.S. dollar, and a $2.7 million increase in interest income. Both the foreign exchange gain and the increase in interest income were impacted by the higher average cash balance in the third quarter of 2007 compared with the third quarter of 2006, which is discussed below under “Liquidity and Capital Resources.”
Income tax expense in the third quarter of 2007 was $7.9 million on pre-tax income of $49.9 million, or 15.9%, compared to 24.6% in the third quarter of 2006. The effective income tax rates are lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U. S., a tax holiday in Malaysia and the recognition of tax benefits for domestic losses in 2007.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The decrease in the minority partner’s income in the third quarter of 2007 compared with the third quarter of 2006 is primarily due to the timing of deliveries.
Income from continuing operations was $39.5 million in the third quarter of 2007 compared with $13.8 million in the third quarter of 2006 due primarily to the aforementioned factors.
Loss from discontinued operations of $1.4 million for the third quarter of 2007 is primarily due to $1.1 million of tax expense related to the Company’s former Precious Metals Group upon finalization of the Company’s 2006 U.S. Federal tax return. Income from discontinued operations of $74.2 million for the third quarter of 2006 primarily related to the operations of the Nickel business.
Net income was $38.1 million, or $1.26 per diluted share, in the third quarter of 2007 compared with net income of $88.0 million, or $2.97 per diluted share, in the third quarter of 2006, due primarily to the aforementioned factors.

First Nine Months of 2007 Compared With First Nine Months of 2006

	Nine Months Ended September 30,
(thousands of dollars & percent of net sales)	2007		2006
Net sales	$712,134		$488,023
Cost of products sold	483,075		350,159

Gross profit	229,059	32.2%	137,864	28.2%
Selling, general and administrative expenses	88,276	12.4%	74,408	15.2%

Operating profit	140,783	19.8%	63,456	13.0%
Other expense, net (including interest expense)	(8,650)		(8,825)
Income tax expense	(57,715)		(10,498)
Minority partners’ share of income	(9,320)		(3,474)

Income from continuing operations	65,098		40,659
Discontinued operations
Income from discontinued operations, net of tax	61,511		118,350
Gain on sale of discontinued operations, net of tax	72,270		—

Total income from discontinued operations, net of tax	133,781		118,350
Income before cumulative effect of change in accounting principle	198,879		159,009
Cumulative effect of change in accounting principle	—		287

Net income	$198,879		$159,296

The following table reflects the sales for the product line groupings in the Specialties segment for the nine months ended September 30:

(thousands of dollars)	2007	%	2006	%
Net Sales
Inorganics	$495,433	69%	$309,295	63%
Advanced organics	134,221	19%	117,105	24%
Electronic chemicals	82,480	12%	61,623	13%

	$712,134		$488,023

The following table reflects the volumes in the Specialties segment for the nine months ended September 30,

	2007	2006
Volumes
Inorganics sales volume — metric tons*	18,944	21,086
Advanced organics sales volume — metric tons	21,692	21,341
Electronic chemicals sales volume — gallons (thousands)	5,369	4,847
Cobalt refining volume — metric tons	6,659	6,494

*	Inorganics sales volume includes cobalt metal resale and copper by-product sales and excludes volume related to specialty nickel salts sales under the Norilsk distribution agreement.

The following table summarizes the percentage of sales dollars by region for the nine months ended September 30:

	2007	2006	Change
Americas	20%	23%	-3%
Asia	48%	42%	6%
Europe	32%	35%	-3%
The following table summarizes the percentage of sales dollars by end market for the nine months ended September 30:

	2007	2006	Change
Batteries	30%	24%	6%
Chemical	9%	9%	—
Electronic Chemical	12%	13%	-1%
Tire	7%	8%	-1%
Powder Metallurgy	5%	8%	-3%
Coatings	17%	15%	2%
Other	20%	23%	-3%
The following table summarizes the average quarterly reference price of low grade cobalt:

	2007	2006	2005
First Nine Months	$26.54	$14.15	$15.24
Net sales increased to $712.1 million in the first nine months of 2007 from $488.0 million in the first nine months of 2006, primarily due to increased product selling prices ($211.7 million). The increase in product selling prices was primarily caused by the increase in the average cobalt reference price in the first nine months of 2007 compared with the first nine months of 2006. The resale of cobalt metal resulted in a $34.5 million increase to net sales in the first nine months of 2007 compared with the first nine months of 2006. These increases were partially offset by an unfavorable shift in product mix ($13.2 million) and an $11.4 million decrease due to the change with respect to sales of specialty nickel salts products as discussed above.
Gross profit increased to $229.1 million in the first nine months of 2007, compared with $137.9 million in the first nine months of 2006, and as a percentage of net sales increased to 32.2% from 28.2%. Gross profit in the first nine months of 2007 was higher due to the impact of both the higher cobalt reference price and the sale into a higher price environment of finished products that were manufactured using cobalt raw material that was purchased at lower prices ($95.2 million). Gross profit was also favorably impacted by improved volume ($8.8 million) across all three product line groupings (excluding copper by-product and specialty nickel salts in the Inorganics product line grouping). These increases to gross profit were partially offset by a decrease in copper by-product sales ($14.2 million). The increase in gross profit as a percentage of sales (32.2% in the first nine months of 2007, 28.2% in the first nine months of 2006) was primarily due to the higher cobalt metal reference price partially offset by the low margins on the resale of cobalt metal.
Selling, general and administrative expenses were $88.3 million in the first nine months of 2007 compared with $74.4 million in the first nine months of 2006. The increase was primarily due to a $5.7 million increase in selling expenses primarily as a result of the increase in sales, charges totaling $4.6 million to increase the estimated environmental remediation liability related to the Company’s closed Newark, New Jersey site, and $3.2 million in legal fees incurred by Specialties for a lawsuit the Company filed related to the use by a third-party of proprietary information. In addition, the first nine months of 2007 included a full nine months of expense relating to Plaschem, which was acquired on March 21, 2006. SG&A expenses in the first nine months of 2006 included a $1.0 million charge to provide an allowance against the note receivable from our joint venture partner in the DRC. Included in SG&A are corporate expenses for the first nine months of 2007 of $24.4 million compared with $27.5 million in the first nine months of 2006. Corporate expenses, as described above, decreased primarily due to a $2.0 million decrease in information technology expense as a higher percentage of costs were allocated to Specialties in 2007, and a $2.0 million decrease in corporate legal and other professional fees, partially offset by higher employee incentive compensation expense.
Operating profit for the first nine months of 2007 increased to $140.8 million from $63.5 million in the first nine months of 2006 due to the factors impacting gross profit and selling, general and administrative expenses discussed above.

Other expense, net (including interest expense) for the first nine months of 2007 decreased to $8.7 million from $8.8 million in the first nine months of 2006. The following table summarizes the components of Other expense, net:

	Nine Months Ended September 30,
(In thousands)	2007	2006
Interest expense	$(7,523)	$(29,331)
Interest income	15,643	5,412
Loss on redemption of Notes	(21,733)	—
Foreign exchange gain	5,962	3,033
Gain on sale of investment	—	12,223
Other expense, net	(999)	(162)

	$(8,650)	$(8,825)

Included in Other expense, net in the first nine months of 2007 is the loss on redemption of the $400.0 million Notes. The Notes were redeemed on March 7, 2007, at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The loss on redemption of the Notes was $21.7 million, which includes the premium of $18.5 million plus related deferred financing costs of $5.7 million less a deferred net gain on terminated interest rate swaps of $2.5 million. The loss on redemption of the Notes was offset by a $21.8 million decrease in interest expense due to the redemption of the Notes. In addition, the first nine months of 2007 was also favorably impacted by a $10.2 million increase in interest income due to the higher average cash balance described below under “Liquidity and Capital Resources” and interest earned on the working capital adjustment related to the Norilsk transaction. The first nine months of 2006 included the $12.2 million gain related to the sale of the Company’s investment in Weda Bay (See Note 5 to the Unaudited Condensed Consolidated Financial Statements).
Income tax expense for the first nine months of 2007 was $57.7 million on pre-tax income of $132.1 million, or 43.7%, compared to 19.2% in the 2006 period. The higher effective income tax rate in 2007 is due primarily to two discrete items. The Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings in the first quarter of 2007. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million loss on redemption of the Notes. Excluding these discrete items, the effective income tax rate would have been 17.2% in the first nine months of 2007 compared to 19.2% in the first nine months of 2006. These rates are lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S., a tax holiday in Malaysia and the recognition of tax benefits for domestic losses in 2007.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partner’s income in the first nine months of 2007 compared with the first nine months of 2006 is primarily due to higher cobalt prices and increased production.
Income from continuing operations was $65.1 million in the first nine months of 2007 compared with $40.7 million in the first nine months of 2006 due primarily to the aforementioned factors.
Income from discontinued operations for the first nine months of 2007 and 2006 was primarily related to the Nickel business. Total income from discontinued operations for the first nine months of 2007 also included the $72.3 million gain on the sale of the Nickel business.
Net income was $198.9 million, or $6.58 per diluted share, in the first nine months of 2007 compared with net income of $159.3 million, or $5.40 per diluted share, in the first nine months of 2006, due primarily to the aforementioned factors.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Nine months ended
	September 30,
Cash Flow Summary	2007	2006	Change
Net cash provided by (used for):
Operating activities	$28,758	$52,609	$(23,851)
Investing activities	479,969	(9,572)	489,541
Financing activities	(408,316)	(16,353)	(391,963)
Effect of exchange rate changes on cash	5,718	3,287	2,431
Discontinued operations-operating activities	48,575	94,893	(46,318)
Discontinued operations-investing activities	(1,540)	(14,691)	13,151

Net change in cash and cash equivalents	$153,164	$110,173	$42,991

The $23.9 million decrease in net cash provided by operating activities was primarily due to a $98.0 million increase in inventories during the first nine months of 2007 compared with a $6.8 million increase in inventories during the first nine months of 2006 and a $45.5 million increase in accounts receivable during the first nine months of 2007 compared with a $15.7 million increase in accounts receivable during the first nine months of 2006. These items were partially offset by a $56.6 million increase in accounts payable during the first nine months of 2007 compared with a $23.5 million increase in the first nine months of 2006. The increase in inventories, accounts receivable and accounts payable in the first nine months of 2007 was primarily due to higher cobalt metal prices in the first nine months of 2007 compared to the first nine months of 2006. Also impacting net cash provided by operating activities was the positive cash flow impact of income from continuing operations of $65.1 million in the first nine months of 2007 compared with income from continuing operations of $40.7 million in the first nine months of 2006. In addition, the first nine months of 2007 included a $21.7 million charge related to the redemption of the Notes while the first nine months of 2006 included a $12.2 million gain on the sale of the Company’s investment in Weda Bay. The $21.7 million charge related to the redemption of the Notes consisted of a cash premium of $18.5 million and non-cash charges totaling $3.2 million. The $18.5 million cash premium payment is included as a component of financing activities. The receipt of the Weda Bay proceeds is included as a component of investing activities.
Net cash provided by investing activities increased $489.5 million in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the $490.0 million of net proceeds related to the sale of the Nickel business and $7.6 million of proceeds from the repayment of a loan made to a former Nickel joint venture partner. The first nine months of 2006 included proceeds of $12.2 million from the sale of the Company’s investment in Weda Bay, a $5.4 million payment for the Plaschem acquisition and a $5.0 million loan to a former Nickel joint venture partner.
Net cash used in financing activities increased $392.0 million in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the $418.5 million payment to redeem the Notes partially offset by a $9.6 million increase in proceeds from the exercise of stock options.
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
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At September 30, 2007, there were no borrowings outstanding under the Revolver and the Company was in compliance with all covenants.
The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at September 30, 2007 and $1.4 million at December 31, 2006. At September 30, 2007 and December 31, 2006, the Company also had a $0.3 million short-term note payable.
The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service, acquisition and capital expenditure requirements during 2007.
Capital Expenditures
Capital expenditures in the first nine months of 2007 were $12.8 million, related primarily to ongoing projects to maintain current operating levels, and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $6.8 million for the remainder of 2007 primarily for projects at the Kokkola refinery to expand capacity in selected product lines, maintain and improve throughput with outlays for sustaining operations, and for expenditures related to environmental, health & safety compliance, and also for other fixed asset additions at existing facilities.
During 2005, the Company initiated a multi-year Enterprise Resource Planning (“ERP”) project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. The new ERP system will replace or complement existing legacy systems and standardize the global business processes across the enterprise. The system implementation began in the first quarter of 2007, and the Company will continue to implement the ERP system at additional locations in a phased approach.
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
Except as noted above, there have been no other significant changes in the total amount of contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s 2006 Annual Report on Form 10-K. There have been no material changes from December 31, 2006 to September 30, 2007.

Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007 solely because of the material weakness identified as of December 31, 2006 relating to accounting for income taxes, as summarized in the Form 10-K for the year ended December 31, 2006. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2007.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2006, management identified inadequate controls over the Company’s accounting for income taxes. Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures and by hiring a third-party service provider to review the Company’s tax provision. However, the improvements in controls have not all been operating effectively for a period of time sufficient for the Company to fully evaluate their design and operating effectiveness. Additionally, certain internal controls over the accounting for income taxes are annual controls associated with the preparation of the Company’s year-end financial statements and, therefore, cannot be evaluated as fully remediated until that time.
The Company completed the implementation of a new ERP system at its Manchester, England location and the human resource module at multiple locations during the third quarter of 2007, which resulted in certain changes to businesses processes and related internal controls. The implementation is part of a multi-year project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes. As currently planned, the Company will continue to implement the ERP system in a phased approach. The Company is taking steps to monitor and maintain appropriate internal controls during the implementation. The Company performed additional procedures, including performing additional verifications and testing data integrity, to ensure the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2007.
The Company continues to review, revise and improve the effectiveness of its internal control over financial reporting including the controls over taxes discussed above. There were no other changes in the Company’s internal control over financial reporting in connection with the Company’s third quarter 2007 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 except as discussed below:
▪	The risks associated with any failures or delays in satisfying closing conditions for the sale of the Company’s Nickel business are no longer applicable, as the sale of the Nickel business was consummated on March 1, 2007.

▪	The risks associated with the SEC’s Division of Enforcement investigation are no longer applicable, as the Company consented to an order to cease-and-desist from committing or causing any violations and any future violations of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, and various rules under the Securities Exchange Act. The SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff and did not assess the Company any financial penalties.
Item 6. Exhibits
Exhibits are as follow:

10.1	Form of Stock Option Agreement under the 2007 Incentive Compensation Plan

10.2	Form of Restricted Stock Agreement (time-based) under the 2007 Incentive Compensation Plan

10.3	Form of Restricted Stock Agreement (performance-based) under the 2007 Incentive Compensation Plan

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.

Dated November 2, 2007	By: /s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)