Form 10-K
period 2007-12-31
OM GROUP INC
filed 2008-02-28
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 001-12515

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1736882
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
127 Public Square, 1500 Key Tower, Cleveland, Ohio	44114-1221
(Address of principal executive offices)	(Zip Code)

216-781-0083
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐     No ☒

The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 29, 2007 was approximately $1,589.3 million.

As of January 31, 2008 there were 30,067,780 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

OM Group, Inc.

PART I

Item 1.	Business
General
OM Group, Inc. (the “Company”) is a diversified global developer, producer and marketer of value-added specialty chemicals and advanced materials that are essential to complex chemical and industrial processes. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products, and the largest producer of electroless nickel plating chemistry for memory disk applications.

The Company is executing a deliberate and aggressive strategy to grow its value-added Specialties businesses through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a transformational process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results. The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value. During 2007, the Company completed three important transactions in connection with its long-term strategy:

•	On March 1, 2007, the Company completed the sale of its Nickel business

•	On October 1, 2007, the Company completed the acquisition of Borchers GmbH (“Borchers”)

•	On December 31, 2007, the Company completed the acquisition of the Electronics businesses (“REM”) of Rockwood Specialties Group, Inc.

The REM and Borchers acquisitions represent an important step in the Company’s effort to transform itself into a diversified, market-facing global provider of specialty chemicals and advanced materials. These events are discussed further in the “2007 Events” section below.

As a result of the acquisition of REM, beginning January 1, 2008, the Company reorganized its management structure and external reporting around two segments: Specialty Chemicals and Advanced Materials (as set forth at the end of the products description below). However, the Company operated only one business segment throughout 2007: Specialties. Since the acquisition of REM was completed on December 31, 2007, the Company’s results of operations for 2007 do not include the results of the REM businesses. Unless indicated otherwise, the discussion contained in Item 1 of this Form 10-K relates solely to the Company’s Specialties business and does not include REM.

The Specialties business produces products using unrefined cobalt and other metals including nickel, copper, zinc, manganese and calcium. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, cathodes and powders.

The Company’s Specialties business is critically connected to both the price and availability of raw materials. The primary raw material used by the Company is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt reference price and changes in availability from suppliers. Fluctuations in the prices of cobalt have been significant in the past and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to pass increases in raw material prices through to its customers by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.

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

2007 Events
REM Acquisition:  On December 31, 2007, the Company acquired the Electronic businesses of Rockwood Specialties Group, Inc., which consist of its Printed Circuit Board (“PCB”) business, its Ultra-Pure Chemicals (“UPC”) business, and its Compugraphics business. The businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers. REM employs approximately 700 people, has locations in the United States, the United Kingdom, France, Taiwan, Singapore and China and had combined sales of approximately $200 million in 2007.

Borchers Acquisition:  On October 1, 2007, the Company acquired Borchers GmbH, a European-based specialty coatings additive supplier, with locations in France and Germany. Borchers had sales in the first nine months of 2007 of approximately $42 million.

Sale of the Nickel business:  On March 1, 2007, the Company completed the sale of its Nickel business to Norilsk Nickel (“Norilsk”). The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The Company received cash proceeds of $490.0 million, net of transaction costs, for the Nickel business, including a final purchase price adjustment primarily related to working capital for the net assets sold. In connection with the sale of the Nickel business, the Company entered into five-year supply agreements with Norilsk for cobalt and nickel raw materials, as described under “Raw Materials” below.

Redemption of Senior Subordinated Notes:  On March 7, 2007, the Company redeemed the entire $400.0 million of its outstanding 9.25% Senior Subordinated Notes due 2011 (the “Notes”) at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million.

Products
Specialties Business

The Company’s Specialties business develops, processes, manufactures and markets specialty chemicals, powders, metals and related products from various base metals feeds, primarily cobalt. The Company offers more than 1,300 Specialties products to customers in more than 40 industries, including aerospace, hard metal tools, appliance, rubber, automotive, ceramics, coatings and ink, catalysts, electronics, petrochemicals, magnetic media, rechargeable battery chemicals and other manufacturers who use specialty chemicals. Key technology-based end-use applications include affordable energy, portable power, clean air, clean water and proprietary products and services for the microelectronics industry. The Company’s Specialties products leverage the Company’s production capabilities and bring value to its customers through superior product performance. Typically, these products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. The products frequently are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. The Company’s Specialties products are sold in various forms such as solutions, crystals, cathodes and powders.

The Specialties business includes products manufactured using cobalt and other metals such as copper, zinc, manganese and calcium. The Specialties business is made up of three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals. Advanced Organics offers products for the tire, coatings and inks, additives and chemical markets. Inorganics serves the battery, powder metallurgy, ceramics and chemicals markets. Electronic Chemicals develops products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets. The Specialties business also includes certain other operations, primarily the DRC smelter operations, which are not classified into one of these groupings.

The following table sets forth key applications for the Company’s products in the Specialties business:

Product Line
Applications	Grouping	Metals Used	Product Attributes

Rechargeable Batteries	Inorganics	Cobalt, Nickel	Improves the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electric vehicles
Coatings and paints	Advanced Organics	Cobalt, Manganese, Calcium, Zirconium, Aluminum	Promotes faster drying and other performance characteristics in such products as house paints (exterior and interior) and industrial and marine coatings
Printing Inks	Advanced Organics	Cobalt, Manganese	Promotes faster drying in various printing inks
Tires	Advanced Organics	Cobalt	Promotes bonding of metal-to-rubber in radial tires
Construction Equipment and Cutting Tools	Inorganics	Cobalt	Strengthens and adds durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying
Petrochemical Refining	Advanced Organics	Cobalt, Nickel	Catalyzes reduction of sulfur dioxide and nitrogen emissions
Ceramics and Glassware	Inorganics	Cobalt, Nickel	Provides color for pigments, earthenware and glass and facilitates adhesion of porcelain to metal
Polyester Resins	Advanced Organics	Cobalt, Copper, Zinc	Accelerates the curing of polyester resins found in reinforced fiberglass boats, storage tanks, bathrooms, sports equipment, automobile and truck components
Memory Disks	Electronic Chemicals	Nickel	Enhances information storage on disks for computers and consumer electronics

In addition, Borchers, which is included in the Advanced Organics product line grouping, offers products to enhance the performance of coatings and ink systems from the production stage through customer end use. The Borchers business supplies customers with antiskinning agents/antioxidants, catalysts/accelerators, deaeration/antifoaming agents, specialties (moisture scavengers and adhesion promoters), driers, rheological additives, silicone additives, stabilizers and wetting and dispersing agents. These products improve processing options, free-flowing properties, consistency and gloss, control surface drying and drying-out properties, enhance rheology and dispersency, optimize resistance to the most diverse range of stresses and shape the environmental compatibility of contemporary surface hardening.

REM Businesses

The REM businesses supply customers with chemicals used in the manufacture of printed circuit boards and semiconductors as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers. Key products of the REM businesses are described below.

Printed Circuit Boards:  The PCB business, operated as Electrochemicals, Inc., produces specialty and proprietary chemicals used in the manufacture of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. The PCB business develops and manufactures chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology, electroless copper processes, Co-Bra Bond®, the newer oxide replacement technology and a proprietary direct metallization process known as Shadow®.

Ultra-Pure Chemicals:  The UPC business develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers, and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. The UPC business also develops and manufactures a broad range of chemicals used in the manufacture of photomasks and provides a range of analytical, logistical and development support services to the semiconductor industry. These include total chemicals management, primarily offered in Singapore, under which the Company manages the clients’ entire electronic process chemicals operations including providing logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals, including third party products.

Photomasks:  The Photomasks business manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics and microelectronics industries under the Compugraphics brand name. Photomasks are a key enabling technology to the semiconductor and integrated circuit industries, and perform a function similar to that of a negative in conventional photography.

Financial information, including reportable segment and geographic data, is contained in Note 18 to the consolidated financial statements contained in Item 8 of this Annual Report.

2008 Business Segments:  As a result of the acquisition of REM, beginning January 1, 2008, the Company reorganized its management structure and external reporting around two reportable segments: Specialty Chemicals and Advanced Materials.

The Specialty Chemicals segment will consist of the Electronic Chemicals, Ultra Pure Chemicals, Photomasks and Advanced Organic product line groupings. The Electronic Chemicals product line grouping will include the PCB business.

The Advanced Materials segment will consist of the Inorganics product line grouping and the DRC smelter operations.

Competition
The Company encounters a variety of competitors in each of its product lines, but no single company competes with the Company across all of its existing product lines. For 2007, the Company believes that it was the largest refiner of cobalt and producer of cobalt-based specialty products and the largest producer of electroless nickel plating chemistry for memory disk applications in the world. Competition in these markets is based primarily on product quality, supply reliability, price, service and technical support capabilities. The markets in which the Company participates have historically been competitive and this environment is expected to continue.

Customers
The Company’s Specialties business serves approximately 1,800 customers, excluding REM customers. During 2007, approximately 48% of the Company’s net sales were in Asia, 31% in Europe and 21% in the Americas. Sales to Nichia Chemical Corporation represented approximately 23%, 19% and 19% of net sales in 2007, 2006 and 2005, respectively. Sales to Luvata Pori Oy were approximately 11% of net sales in 2006. Sales to the Company’s top five customers represented approximately 40% of net sales in 2007. The loss of one or more of these customers could have a material adverse effect on the Company’s business, results of operations or financial position.

While customer demand for the Company’s Specialties products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company’s products, generating short-term results that may not be indicative of longer-term trends. Historically, revenues during July and August have been lower than other months due to the summer holiday season in Europe. Furthermore, the Company uses the summer season to perform its annual maintenance shut-down at its refinery in Finland.

Raw Materials
The primary raw material used by the Specialties business in manufacturing its products is unrefined cobalt. Cobalt raw materials include ore, concentrates, slag and scrap. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in the cobalt reference price and changes in availability from suppliers. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt.

A significant portion of the Company’s supply of cobalt historically has been sourced from the DRC, Australia and Finland. Upon closing the transaction to sell the Company’s Nickel business to Norilsk in the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s Electronic Chemicals business. In addition, the Company entered into two-year agency and distribution agreements for nickel salts. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials for its Specialties business. These agreements provide the Company with a stable supply of cobalt metal through the long-term supply agreements. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s Specialties business will continue to sell Nickel-based specialty products to end markets in the electronic chemicals industry.

Production problems and political and civil instability in supplier countries, as well as increased demand in developing countries, have affected and may continue to affect the supply and market price of raw materials. During 2007, the reference price of low grade (formerly 99.3%) cobalt listed in the trade publication, Metal Bulletin, continued the increase which began in 2006, increasing from an average of $25.82 per pound in the first quarter of 2007 to an average of $32.68 per pound in the fourth quarter of 2007.

A graph of the end of the month reference price of low grade (formerly 99.3%) cobalt (as published in Metal Bulletin magazine) per pound for 2002 through 2007 is as follows:

GTL shut down its smelter as scheduled during January of 2005 for approximately four months for maintenance and production improvements. The smelter was re-opened in May of 2005. The Company expects the next maintenance shut-down will occur in late 2008 or early 2009.

Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development expenses for the Company’s Specialties business were approximately $8.2 million in 2007, $8.1 million for 2006 and $8.3 million for 2005.

The Company’s research staff conducts research and development in laboratories located in Westlake, Ohio; South Plainfield, New Jersey; Kuching, Malaysia; Manchester, England; Singapore; Lagenfeld, Germany and Kokkola, Finland. REM has research facilities in Riddings, England; Glenrothes, England; Chung Li, Taiwan; Los Gatos, California and Saint Fromond, France.

During 2007, the Company invested $2.0 million in Quantumsphere, Inc. (“QSI”) through the purchase of 615,385 shares of common stock and warrants to purchase an additional 307,692 shares of common stock. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, the Company will supply QSI with raw materials and has the right to market and distribute certain QSI products.

Patents and Trademarks
The Company holds patents registered in the United States and foreign countries relating to the manufacturing, processing and use of metal-organic and metal-based compounds. Specifically, the majority of these patents cover proprietary technology for base metal refining, metal and metal oxide powders, catalysts, metal-organic compounds and inorganic salts. The Company does not consider any single patent or group of patents to be material to its business as a whole.

Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2007 and 2006, the Company had environmental reserves of $4.9 million and $8.0 million, respectively.

Ongoing environmental compliance costs, which are expensed as incurred, were approximately $8.0 million in 2007 and $7.1 million in 2006 and included costs relating to waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; groundwater monitoring and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent.

The Company’s Specialties business also incurred capital expenditures of approximately $1.9 million and $0.8 million in 2007 and 2006, respectively, in connection with ongoing environmental compliance. The Company anticipates that capital expenditure levels for these purposes will increase to approximately $6.0 million in 2008, as it continues to modify certain processes that may have an environmental impact and undertakes new pollution prevention and waste reduction projects, including relating to the REM businesses.

The European Union’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation establishes a new system to register and evaluate chemicals manufactured in, or imported to, the European Union and will require additional testing, documentation and risk assessments for the chemical industry. Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations.

Employees
At December 31, 2007, the Company had 2,096 full-time employees, of which 372 were located in North America, 808 in Europe, 392 in Africa and 524 in Asia-Pacific, including 719 REM employees. Employees at the Company’s production facilities in Franklin, Pennsylvania and Kuching, Malaysia are non-unionized. Employees at the Company’s facility in Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Company’s facility in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term. Employees at the Belleville, Canada facility are members of the Communications, Energy and Paperworkers Union of Canada. The current Belleville union agreement was entered into in February 2008 and has a term extending until December 31, 2008. Employees in the DRC are members of various trade unions. The union agreements have a term of three years expiring in April 2008. The Company expects to enter into new agreements covering those employees upon expiration of the current agreements. Some REM and Borchers international employees are represented by either a labor union or a statutory work council arrangement. The Company believes that relations with its employees are good.

SEC Reports
The Company makes available free of charge through its website (www.omgi.com) its reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission. A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Troy Dewar, Director of Investor Relations.

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

EXTENDED BUSINESS INTERRUPTION AT OUR FACILITIES COULD HAVE AN ADVERSE IMPACT ON OPERATING RESULTS.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. Any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Kokkola, Finland facility is the primary refining and production facility for our products. The GTL smelter in the DRC is the primary source for our cobalt raw material feed. Our Cleveland, Ohio facility serves as our corporate headquarters. These facilities are critical to our business, and a fire, flood, earthquake or other disaster or condition that damaged or destroyed any of these facilities could disable them. Any such damage to, or other condition interfering with the operation of these facilities would have a material adverse effect on our business, financial position and results of operations. Our insurance coverage may not be adequate to fully cover the potential risks described above. In addition, our insurance coverage may become more restrictive and/or increasingly costly, and there can be no assurance that we will be able to maintain insurance coverage in the future at an acceptable cost or at all.

WE ARE AT RISK FROM UNCERTAINTIES IN THE SUPPLY OF UNREFINED COBALT, WHICH IS OUR PRIMARY RAW MATERIAL.
There are a limited number of supply sources for unrefined cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Australia, Finland and Russia, may affect the supply and market price of unrefined cobalt.

In particular, political and civil instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties and quotas, may affect the availability of raw materials from the DRC. If a substantial interruption should occur in the supply of unrefined cobalt from the DRC or elsewhere, we may not be able to obtain as much unrefined cobalt from other sources as would be necessary to satisfy our requirements at prices comparable to our current arrangements and our operating results could be adversely impacted.

OUR SUBSTANTIAL INTERNATIONAL OPERATIONS SUBJECT US TO RISKS, WHICH MAY INCLUDE UNFAVORABLE SOCIAL, LEGAL, POLITICAL, REGULATORY AND ECONOMIC CONDITIONS IN OTHER COUNTRIES.
Our business is subject to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. In addition to risks associated with fluctuations in foreign exchange rates, risks inherent in international operations include the following:

•	potential supply disruptions as a result of political instability, civil unrest or labor difficulties in countries in which we have operations, especially the DRC and surrounding countries;

•	agreements may be difficult to enforce and contracts and agreements may be subject to government renegotiation;

•	receivables may be difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to export duties and quotas; and

•	compliance with a variety of foreign laws and regulations may be difficult.

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

WE ARE AT RISK FROM FLUCTUATIONS IN THE PRICE OF UNREFINED COBALT AND OTHER RAW MATERIALS.
Unrefined cobalt is the principal raw material we use in manufacturing base metal chemistry products, and the cost of cobalt fluctuates due to actual or perceived changes in supply and demand, changes in the reference price and changes in availability from suppliers. Fluctuations in the prices of cobalt have been significant in the past and we believe price fluctuations are likely to occur in the future. Our ability to pass increases in raw material prices through to our customers by increasing the prices of our products is an important factor in our business. The extent of our profitability depends, in part, on our ability to maintain the differential between our product prices and raw material prices, and we cannot guarantee that we will be able to maintain an appropriate differential at all times.

We may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when cobalt and other raw material prices decrease. In periods of raw material metal price declines or declines in the selling price of our finished products, inventory carrying values could exceed the amount we could realize on sale, resulting in a charge against inventory that could adversely affect our operating results.

WE MAY EXPERIENCE DIFFICULTIES INTEGRATING REM AND BORCHERS.
The integration of the operations of REM and Borchers involves consolidating products, operations and administrative functions. Achieving the anticipated benefits of the acquisitions will depend in part upon our ability to integrate the businesses in an efficient and effective manner. The integration of the businesses faces significant challenges, and we may be unable to accomplish the integration successfully.

In particular, the need to coordinate geographically dispersed organizations, the addition of lines of business in which we have not historically engaged and possible differences in corporate cultures and management philosophies may increase the difficulties of the integration. Additionally, we may incur substantial expense in our efforts to integrate general and administrative services and the key information processing systems of REM and Borchers into our pre-existing services and systems, and these efforts may not prove successful. The integration may take longer than planned and may be subject to unanticipated difficulties and expenses. The integration of these acquisitions will require the dedication of significant management resources and may temporarily divert management’s attention from operational matters. Employee uncertainty and lack of focus during the integration process may also disrupt our businesses. We may lose key personnel from the acquired organizations and employees in the acquired organizations may be resistant to change and may not adapt well to our corporate structure. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses.

Any inability of management to successfully integrate the operations of REM and Borchers with our other businesses could result in our not achieving the projected profitability and efficiencies of these transactions and could adversely affect our results of operations and financial condition.

In addition, there may be liabilities of the acquired companies that we failed to or were unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. Indemnities and warranties obtained from the sellers may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

WE ARE UNDERGOING A STRATEGIC TRANSFORMATION.
As a result of changes to our strategic direction, we are currently in a transformational period in which we have made and may continue to make changes that could be material to our business, financial condition and results of operations. These changes have included the sale of our Nickel business and the REM and Borchers acquisitions. It is impossible to predict what additional changes will occur and the impact they will have on our future results of operations.

WE INTEND TO CONTINUE TO SEEK ADDITIONAL ACQUISITIONS, WHICH COULD DIVERT MANAGEMENT’S ATTENTION, RESULT IN DIFFICULTIES INTEGRATING THE ACQUIRED OPERATIONS AND EXPOSE US TO UNANTICIPATED COSTS AND LIABILITIES.
Our strategy anticipates growth through future acquisitions. However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services and key information processing systems. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated. It is also possible that expected synergies from future acquisitions may not materialize. We may also incur costs and divert management attention with regard to potential acquisitions that are never consummated.

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

THE RAPID INCREASE IN COBALT PRICES MAY CAUSE OUR CUSTOMERS TO LOOK FOR ALTERNATIVES TO COBALT IN THEIR PRODUCTS.
The average reference price for cobalt increased from an average of $12.43 per pound in the first quarter of 2006 to an average of $32.68 in the fourth quarter of 2007. If prices for cobalt are sustained at this level or continue to increase, new markets and application opportunities for cobalt may diminish as the use of cobalt becomes too costly for some manufacturers. In addition, manufacturers that currently use cobalt for their products may look for less expensive alternatives for cobalt in existing products and applications. If these events were to occur, our sales and operating results could decrease substantially, resulting in decreased profitability.

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN EXCHANGE RATES, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
We have manufacturing and other facilities in North America, Europe, Asia-Pacific and Africa, and we market our products worldwide. Although most of our raw material purchases and product sales are transacted in U.S. dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products provided by us in foreign markets where payment for our products is made in the local currency. Accordingly, fluctuations in currency rates (particularly the Euro) may affect our operating results.

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION AND MAY INCUR UNANTICIPATED COSTS OR LIABILITIES ARISING OUT OF ENVIRONMENTAL MATTERS.
We are subject to stringent laws and regulations relating to the storage, handling, disposal, emission and discharge of materials into the environment, and we have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, we may from time to time be subjected to claims for personal injury, property damages or natural resource damages made by third parties or regulators. Our annual environmental compliance costs were $8.0 million in 2007. In addition, we made capital expenditures of approximately $1.9 million in 2007 in connection with environmental compliance.

As of December 31, 2007, we had reserves of $4.9 million for environmental liabilities. However, given the many uncertainties involved in assessing liability for environmental claims, our current reserves may prove to be insufficient. We continually evaluate the adequacy of our reserves and adjust reserves when determined to be appropriate. In addition, our current reserves are based only on known sites and the known contamination on those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could require us to make additional expenditures for environmental remediation or could result in exposure to claims in the future.

CHANGES IN ENVIRONMENTAL, HEALTH AND SAFETY REGULATORY REQUIREMENTS COULD AFFECT SALES OF THE COMPANY’S PRODUCTS.
New or revised governmental regulations relating to health, safety and the environment may affect demand for our products. The European Union’s REACH legislation, for example, could affect our ability to sell certain products. REACH establishes a new system to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry. Such new or revised regulations may result in heightened concerns about the chemicals involved and in additional requirements being placed on the production, handling, or labeling of the chemicals and may increase the cost of producing them and/or limit the use of such chemicals or products containing such chemicals, which could lead to a decrease in demand. The regulations likely will require us to incur significant additional compliance costs.

IMPLEMENTATION OF AN ENTERPRISE RESOURCE PLANNING (“ERP”) PROJECT HAS THE POTENTIAL FOR BUSINESS INTERRUPTION AND ASSOCIATED ADVERSE IMPACT ON OPERATING RESULTS.
We have initiated a multi-year ERP project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. During 2007, we began the implementation at several locations. We will continue to implement the ERP system in a phased approach through 2009. The implementation of the ERP system has the potential to disrupt our business by delaying the processing of key business transactions. In addition, the implementation of the ERP system may take longer than anticipated or be more costly than originally estimated.

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

BECAUSE WE DEPEND ON SEVERAL LARGE CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY ANY DISRUPTION OF OUR RELATIONSHIP WITH THESE CUSTOMERS OR ANY MATERIAL ADVERSE CHANGE IN THEIR BUSINESSES.
We depend on several large customers for a significant portion of our business. In 2007, the top five customers accounted for 40% of net sales. Sales to Nichia Chemical Corporation represented approximately 23% of net sales in 2007. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or the unwillingness or inability of them to perform their obligations under the agreements, would adversely affect our operating results. In addition, any material adverse change in the financial condition of any of our major customers would have similar adverse effects.

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

FAILURE TO RETAIN AND RECRUIT KEY PERSONNEL WOULD HARM OUR ABILITY TO MEET KEY OBJECTIVES.
Our key personnel are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain key personnel and other capable management personnel. It is particularly important that we maintain our senior management group that is responsible for implementing our strategic transformation. If we were not able to attract and retain talented personnel and replace key personnel should the need arise, the inability could make it difficult to meet key objectives and disrupt the operations of our businesses.

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.
Historically, our common stock has experienced substantial price volatility, particularly as a result of changes in metal prices, primarily unrefined cobalt, which is our primary raw material. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has affected the market price of equity securities of many companies. This volatility has often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2.	Properties
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. The depreciation lives of fixed assets do not exceed the lives of the leases.

The Company’s Kokkola, Finland production facility is situated on property owned by Boliden Kokkola Oy. The Company and Boliden Kokkola Oy share certain physical facilities, services and utilities under agreements with varying expiration dates.

Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, is set forth below:

	Facility	Segment	Approximate
Location	Function*	(at December 31, 2007)	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	M	Specialties	116,000	joint venture (55% owned)
North America:
Cleveland, Ohio	A	Corporate	24,500	Leased
Westlake, Ohio	A, R	Specialties	35,200	Owned
Belleville, Ontario	M	Specialties	38,000	Owned
Franklin, Pennsylvania	M	Specialties	331,500	Owned
Newark, New Jersey	Held for sale	Specialties	32,000	Owned
South Plainfield, New
Jersey	A, R	Specialties	18,400	Leased
Los Gatos, California	M, A	(a)	24,912	Leased
Fremont, California	M, A	(a)	16,000	Leased
Maple Plain, Minnesota	M, A, R	(a)	65,000	Owned
Asia-Pacific:
Kuching, Malaysia	M, R	Specialties	55,000	Leased
Tokyo, Japan	A	Specialties	2,300	Leased
Taipei, Taiwan	A	Specialties	2,350	Leased
Chung-Li, Taiwan	M, A, R	(a)	37,000	Leased
Suzhou, China	M	Specialties	85,530	Owned
Suzhou, China	M, A	(a)	30,000	Leased
Shenzen, China	A, W	(a)	25,000	Leased
Singapore	M, A, R	Specialties	5,375	Leased
Singapore	A, W	(a)	70,000	Leased
Europe:
Manchester, England	M, A, R	Specialties	73,300	Owned
Kokkola, Finland	M, A, R	Specialties	470,000	Owned
Glenrothes, England	M,, A	(a)	80,000	Owned
Riddings, England	M, A, R	(a)	30,000	Leased
Saint Cheron, France	W	(a)	42,030	Owned
Saint Fromond, France	M, A, R	(a)	99,207	Owned
Rousset Cedex, France	A, W	(a)	14,400	Leased
Castres, France	M, A	Specialties	43,000	Owned
Lagenfeld, Germany	A, R	Specialties	47,430	Leased

•	* M — Manufacturing/refining; A — Administrative; R — Research and Development; W — Warehouse

•	(a) Location acquired with the REM acquisition. As a result of the acquisition, beginning January 1, 2008, the Company reorganized its management structure and external reporting around two segments: Specialty Chemicals and Advanced Materials (as set forth in the products description section below).

Item 3.	Legal Proceedings
The Company is a party to various legal and administrative proceedings incidental to its business. In the opinion of the Company, disposition of all suits and claims related to its ordinary course of business should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2007 fiscal year.

Executive Officers of the Registrant
The information under this item is being furnished pursuant to General Instruction G of Form 10-K.

There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

Joseph M. Scaminace — 54

•	Chairman and Chief Executive Officer, August 2005

•	Chief Executive Officer, June 2005

•	President, Chief Operating Officer and Board Member, The Sherwin-Williams Company 1999-2005

Kenneth Haber — 57

•	Chief Financial Officer, March 2006

•	Interim Chief Financial Officer, November 2005 — March 2006

•	Owner and President, G&H Group Company, dba Partners in Success, May 2000 — March 2006

Valerie Gentile Sachs — 52

•	Vice President, General Counsel and Secretary, September 2005

•	Executive Vice President, General Counsel and Secretary, Jo-Ann Stores, Inc., 2003-2005

•	General Counsel, Marconi plc, 2002-2003.

•	Executive Vice President and General Counsel, Marconi Communications, Inc., the operating company for Marconi, plc in the Americas, April 2001 to March 2002, and Vice President and General Counsel, November 2000 to April 2001.

Stephen D. Dunmead — 44

•	Vice President and General Manager, Specialties Group, January 2006

•	Vice President and General Manager, Cobalt Group, August 2003 — January 2006

•	Corporate Vice President of Technology, 2000 — August 2003

Gregory J. Griffith — 52

•	Vice President, Strategic Planning and Business Development, February 2007

•	Vice President, Corporate Affairs and Investor Relations, October 2005 — February 2007

•	Director of Investor Relations, July 2002 — October 2005

•	Director, Corporate Communications, Great Lakes Chemical Corporation 1999-2002

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2007, the approximate number of record holders of the Company’s common stock was 1,417.

The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2007			2006
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend

First quarter	$53.83	$39.36	$—	$23.85	$17.12	$—
Second quarter	$63.73	$43.35	$—	$34.32	$23.14	$—
Third quarter	$56.03	$36.22	$—	$44.70	$30.13	$—
Fourth quarter	$61.42	$43.90	$—	$59.75	$43.28	$—

Item 6.	Selected Financial Data

	Year Ended December 31,
	2007	2006		2005	2004		2003
(In millions, except per share data)

Income Statement Data:
Net sales	$1,021.5	$660.1		$617.5	$689.5		$417.4
Cost of products sold	708.3	475.4		516.5	468.9		304.4

Gross profit	313.2	184.7		101.0	220.6		113.0
Selling, general and administrative expenses	117.0	109.4		75.9	116.2		185.6

Income (loss) from operations	$196.2	$75.3		$25.1	$104.4		$(72.6)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$111.5	$23.6		$(12.4)	$40.1		$(102.6)
Income of discontinued operations, net of tax	63.1	192.2		49.0	88.5		186.3
Gain on sale of discontinued operations, net of tax	72.3	—		—	—		—
Cumulative effect of a change in accounting principle	—	0.3		2.3	—		—

Net income	$246.9	$216.1		$38.9	$128.6		$83.7

Net income (loss) per common share — basic:
Continuing operations	$3.73	$0.80		$(0.43)	$1.41		$(3.62)
Discontinued operations	4.52	6.55		1.71	3.11		6.57
Cumulative effect of change in accounting principle	—	0.01		0.08	—		—

Net income	$8.25	$7.36		$1.36	$4.52		$2.95

Net income (loss) per common share — assuming dilution:
Continuing operations	$3.68	$0.80		$(0.43)	$1.40		$(3.62)
Discontinued operations	4.47	6.50		1.71	3.09		6.57
Cumulative effect of a change in accounting principle	—	0.01		0.08	—		—

Net income	$8.15	$7.31		$1.36	$4.49		$2.95

Dividends declared and paid per common share	$—	$—		$—	$—		$—
Ratio of earnings to fixed charges(a)	n/a	2.5	x	—	2.5	x	—
Balance Sheet Data:
Total assets	$1,469.2	$1,618.2		$1,220.3	$1,334.7		$1,211.4
Long-term debt, excluding current portion(b)	$1.1	$1.2		$416.1	$24.7		$430.5

(a)	The ratio of earnings to fixed charges is not applicable for 2007 as a result of the redemption of the Notes on March 7, 2007. The ratio of earnings to fixed charges has been recalculated for all periods presented to reflect the Nickel business as discontinued operations. Earnings were inadequate to cover fixed charges by $16.6 million and $96.1 million in 2005 and 2003, respectively.

(b)	Amount in 2006 excludes the $400.0 million of outstanding Notes. On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding Notes and, accordingly, the Notes were classified as a current liability at December 31, 2006. The Notes were redeemed on March 7, 2007. Amount in 2004 excludes the $400.0 million of Notes, which were then in default and classified as a current liability.

Results for 2007 include a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively. In addition, 2007 results also include a $21.7 million charge ($14.1 million after tax) related to the redemption of the Notes and income tax expense of $45.7 million related to repatriation of cash from overseas primarily as a result of the redemption of the Notes in March 2007.

Results for 2006 include a $12.2 million pre tax gain related to the common shares of Weda Bay Minerals, Inc. The net book value of the investment was zero due to a permanent impairment charge recorded in prior years. Results for 2006 also include a $3.2 million pre tax charge for the settlement of litigation related to the former chief executive officer’s termination. Income tax expense for 2006 includes $14.1 million to provide additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries in connection with the Company’s planned redemption of the Notes in March 2007.

Results for 2005 include $27.5 million of pre tax income related to the receipt of net insurance proceeds related to shareholder class action and derivative lawsuits, and $4.6 million of pre tax income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation, both partially offset by an $8.9 million charge related to the former chief executive officer’s termination.

Results for 2004 include a charge of $7.5 million for the shareholder derivative lawsuits.

Results for 2003 include the sale of the Company’s Precious Metals Group (PMG) for cash proceeds of approximately $814 million, which resulted in a gain on sale of $145.9 million ($131.7 million after tax). Results for PMG are included in discontinued operations. In 2003, cost of products sold includes restructuring charges of $5.8 million. Selling, general and administrative expenses include restructuring charges of $14.2 million and a charge of $84.5 million related to the shareholder class action and derivative lawsuits. In addition, discontinued operations include $5.6 million of restructuring charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

Overview
The Company is a diversified global developer, producer and marketer of value-added specialty chemicals and advanced materials that are essential to complex chemical and industrial processes. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products and the largest producer of electroless nickel plating chemistry for memory disk applications.

The Company is executing a deliberate and aggressive growth strategy to grow its value-added Specialties businesses through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a transformational process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results. The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value. During 2007, the Company completed three important transactions in connection with this long-term strategy:

•	On March 1, 2007, the Company completed the sale of its Nickel business

•	On October 1, 2007, the Company completed the acquisition of Borchers

•	On December 31, 2007, the Company completed the acquisition of the REM businesses of Rockwood Specialties Group, Inc.

The REM and Borchers acquisitions represent an important step in the Company’s effort to transform itself into a diversified, market-facing global provider of specialty chemicals and advanced materials. These events are discussed further under “2007 Events” below.

As a result of the acquisition of REM, beginning January 1, 2008, the Company reorganized its management structure and external reporting around two reportable segments: Specialty Chemicals and Advanced Materials. However, the Company operated only one business segment throughout 2007: Specialties. Since the REM acquisition was completed on December 31, 2007, the Company’s results of operations for 2007 do not include the results of the REM businesses. The assets and liabilities of REM are included in the Company’s consolidated balance sheet at December 31, 2007. Unless indicated otherwise, this Management’s Discussion and Analysis of Financial Condition and Results of Operations relates solely to the Company’s Specialties business and does not include REM.

The Specialties business produces products using unrefined cobalt and other metals including nickel, copper, zinc, manganese and calcium. The Company’s products are essential components in numerous complex chemical and industrial processes, and are used in many end markets, such as rechargeable batteries, coatings, custom catalysts, liquid detergents, lubricants and fuel additives, plastic stabilizers, polyester promoters, adhesion promoters for rubber tires, colorants, petroleum additives, magnetic media, metal finishing agents, cemented carbides for mining and machine tools, diamond tools used in construction, stainless steel, alloy and plating applications. The Company’s products are sold in various forms such as solutions, crystals, cathodes and powders.

The Company’s Specialties business is critically connected to both the price and availability of raw materials. The primary raw material used by the Company is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. The Company attempts to mitigate changes in availability by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt reference price and changes in availability from suppliers. Fluctuations in the prices of cobalt have been significant in the past and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to pass through to its customer’s increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.

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

2007 Events
REM Acquisition:  On December 31, 2007, the Company acquired the Electronics businesses of Rockwood Specialties Group, Inc., which consist of its PCB business, its UPC business, and its Compugraphics business. The businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers. REM employs approximately 700 people, has locations in the United States, the United Kingdom, France, Taiwan, Singapore and China and had combined sales of approximately $200 million in 2007. The purchase price was approximately $315.6 million in cash, subject to customary post-closing adjustments. The Company has incurred fees as of December 31, 2007 of approximately $4.9 million associated with this transaction.

Borchers Acquisition:  On October 1, 2007, the Company acquired Borchers GmbH, a European-based specialty coatings additive supplier, with locations in France and Germany, for approximately $20.7 million, net of cash acquired. The Company has incurred fees as of December 31, 2007 of approximately $1.2 million associated with this transaction. Borchers had sales in the first nine months of 2007 of approximately $42 million.

Sale of the Nickel business:  On March 1, 2007, the Company completed the sale of its Nickel business to Norilsk. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The Company received cash proceeds of $490.0 million for the Nickel business, net of transaction costs, including a final purchase price adjustment primarily related to working capital for the net assets sold. In connection with the sale of the Nickel business, the Company entered into five-year supply agreements with Norilsk for cobalt and nickel raw materials. The Nickel business has been reclassified to discontinued operations for all periods presented.

Redemption of Senior Subordinated Notes:  On March 7, 2007, the Company redeemed the entire $400.0 million of its outstanding 9.25% Senior Subordinated Notes due 2011 at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million.

Overall operating results for 2007, 2006 and 2005
Set forth below is a summary of the Statements of Consolidated Income for the years ended December 31,

(Millions of dollars & percent of net sales)	2007		2006		2005

Net sales	$1,021.5		$660.1		$617.5
Cost of products sold	708.3		475.4		516.5

Gross profit	313.2	30.7%	184.7	28.0%	101.0	16.4%
Selling, general and administrative expenses	117.0	11.5%	109.4	16.6%	75.9	12.3%

Operating profit	196.2	19.2%	75.3	11.4%	25.1	4.1%
Other income (expense), net	2.0		(14.8)		(42.9)
Income tax expense	(76.3)		(30.6)		(1.7)
Minority partners’ share of (income) loss	(10.4)		(6.3)		7.1

Income (loss) from continuing operations before cumulative effect of change in accounting principle	111.5		23.6		(12.4)
Discontinued operations:
Income from discontinued operations, net of tax	63.1		192.2		49.0
Gain on sale of discontinued operations, net of tax	72.3		—		—

Total income from discontinued operations, net of tax	135.4		192.2		49.0
Income before cumulative effect of change in accounting principle	246.9		215.8		36.6
Cumulative effect of change in accounting principle	—		0.3		2.3

Net income	$246.9		$216.1		$38.9

Net income (loss) per common share — basic:
Continuing operations	$3.73		$0.80		$(0.43)
Discontinued operations	4.52		6.55		1.71

(Millions of dollars & percent of net sales)	2007	2006	2005

Cumulative effect of change in accounting principle	—	0.01	0.08

Net income	$8.25	$7.36	$1.36

Net income (loss) per common share — assuming dilution:
Continuing operations	$3.68	$0.80	$(0.43)
Discontinued operations	4.47	6.50	1.71
Cumulative effect of change in accounting principle	—	0.01	0.08

Net income	$8.15	$7.31	$1.36

Weighted average shares outstanding:
Basic	29,937	29,362	28,679
Assuming dilution	30,276	29,578	28,679

The Specialties segment is made up of three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals. Advanced Organics offers products for the tire, coatings and inks, additives and chemical markets. Inorganics serves the battery, powder metallurgy, ceramics and chemicals markets. Electronic Chemicals develops products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets. The Specialties business also includes certain other operations, primarily the DRC smelter operations, which are not classified into one of these groupings. Additional product information is contained in Item 1 of this Form 10-K.

2007 operating results compared to 2006
The following table reflects the sales for the product line groupings in the Specialties segment for the year ended December 31,

(thousands of dollars)	2007	%	2006	%

Net Sales
Inorganics	$717,605	70%	$422,496	64%
Advanced organics	194,620	19%	151,114	23%
Electronic chemicals	109,276	11%	86,494	13%

	$1,021,501		$660,104

The following table reflects the volumes in the Specialties segment for the year ended December 31,

	2007	2006

Volumes
Inorganics sales volume — metric tons*	25,432	27,435
Advanced organics sales volume — metric tons	30,272	27,524
Electronic chemicals sales volume — gallons (thousands)	7,278	6,635
Cobalt refining volume — metric tons	9,158	8,582

*	Inorganics sales volume includes cobalt metal resale and copper by-product sales and excludes volume related to specialty nickel salts sales under the Norilsk distribution agreement, as explained below.

The following table summarizes the percentage of sales dollars by region for the year ended December 31:

	2007	2006

Americas	21%	22%
Asia	48%	44%
Europe	31%	34%

The following table summarizes the percentage of sales dollars by end market:

	2007	2006

Batteries	31%	25%
Chemical	15%	16%
Electronic Chemical	11%	13%
Tire	7%	8%
Powder Metallurgy	9%	9%
Coatings	6%	7%
Other	21%	22%

The following table summarizes the average quarterly reference price of low grade (formerly referred to as 99.3%) cobalt:

	2007	2006	Change

First Quarter	$25.82	$12.43	$13.39
Second Quarter	$28.01	$14.43	$13.58
Third Quarter	$25.84	$15.59	$10.25
Fourth Quarter	$32.68	$18.66	$14.02
Full Year	$27.99	$15.22	$12.77

Net sales increased $361.4 million to $1,021.5 million in 2007 from $660.1 million in 2006, primarily due to increased product selling prices ($291.0 million). The increase in product selling prices was primarily caused by the increase in the average cobalt reference price during 2007 compared with 2006. The resale of cobalt metal resulted in a $72.8 million increase to net sales in 2007 compared with 2006, and increased volume, primarily in the inorganics and electronic chemical product line groupings, contributed an additional $27.0 million. The acquisition of Borchers in October 2007 contributed an additional $12.7 million. These increases were partially offset by a $9.5 million decrease related to copper by-product sales and a $9.1 million unfavorable shift in product mix. The decrease in copper by-product sales was primarily due to a decrease in copper by-product volume partially offset by an increase in copper price. In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under the contracts, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company, through its Specialties business, was the primary obligor for these sales and recorded the revenue on a gross basis. This change resulted in a $23.5 million decrease in net sales in 2007 compared with 2006.

Gross profit increased to $313.2 million in 2007, compared with $184.7 million in 2006, and as a percentage of net sales increased to 30.7% from 28.0%. Gross profit in 2007 was higher due to the impact of both the higher cobalt reference price and the sale into a higher price environment of finished products that were manufactured using cobalt raw material that was purchased at lower prices ($121.7 million), increased volume ($11.7 million) and a $6.7 million unrealized gain on cobalt forward purchase contracts (see discussion of these contracts below). These increases were partially offset by a decrease in profit associated with lower copper by-product sales ($16.1 million).

The increase in gross profit as a percentage of sales (30.7% in 2007, 28.0% in 2006) was primarily due to the positive factors discussed above, partially offset by the low margins on the resale of cobalt metal.

During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the anticipated sale during the second quarter of 2008 of cobalt-containing finished products that are priced based on a formula that includes a fixed cobalt price component. These forward purchase contracts have not been designated as hedging instruments under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, these contracts are adjusted to fair value at the end of each reporting period, with the gain or loss recorded in cost of products sold. The adjustment to fair value had no cash impact in 2007 as the contracts will be net settled with the counterparty in 2008. As noted above, the Company recorded a $6.7 million gain in 2007 related to these contracts. These contracts will continue to be marked to fair value until settlement, resulting in additional gains or losses based on changes in the cobalt reference price.

Selling, general and administrative (“SG&A”) expenses were $117.0 million in 2007 compared with $109.4 million in 2006. The increase was primarily due to increased selling expenses as a result of the increase in sales. SG&A expense in 2007 also includes $3.5 million in legal fees incurred by Specialties for a lawsuit the Company filed related to the unauthorized use by a third-party of proprietary information; and $3.1 million of SG&A expense related to Plaschem Specialty Products Pte Ltd. (“Plaschem”), which was acquired on March 21, 2006, and Borchers, which was acquired on October 1, 2007. Included in SG&A are corporate expenses in 2007 of $35.8 million compared with $40.1 million in 2006. Corporate expenses consist of unallocated corporate overhead, including legal, finance, human resources, information technology, strategic development and corporate governance activities, as well as share-based compensation. The decrease in corporate expenses was primarily due to a $3.2 million charge for the settlement of litigation related to the former chief executive officer’s termination in 2006 and a $2.9 million decrease in corporate legal and other professional fees, partially offset by a $3.0 million increase in employee incentive and share-based compensation expense.

Operating profit for 2007 increased to $196.2 million from $75.3 million in 2006 due to the factors impacting gross profit and SG&A expenses discussed above.

Other income (expense), net for 2007 was to $2.0 million of income compared with $14.8 million of expense in 2006. The following table summarizes the components of Other income (expense), net:

	Year Ended December 31,
(In thousands)	2007	2006	Change

Interest expense	$(7,820)	$(38,659)	$30,839
Loss on redemption of Notes	(21,733)	—	(21,733)
Interest income	19,396	8,566	10,830
Interest income on Notes receivable from joint venture partner	4,526	—	4,526
Foreign exchange gain	8,100	3,661	4,439
Gain on sale of investment	—	12,223	(12,223)
Other income (expense), net	(449)	(582)	133

	$2,020	$(14,791)	$16,811

The Company redeemed all $400.0 million of its outstanding Notes on March 7, 2007, at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The loss on redemption of the Notes was $21.7 million, which includes the premium of $18.5 million plus related deferred financing costs of $5.7 million less a deferred net gain on terminated interest rate swaps of $2.5 million. The loss on redemption of the Notes was offset by a $30.8 million decrease in interest expense due to the redemption of the Notes. Increased interest income in 2007 was primarily due to increased interest earned on the higher average cash balance throughout 2007 and $1.2 million of interest earned on the working capital adjustment related to the Norilsk transaction. In addition, 2007 also includes $4.5 million of interest income related to the notes receivable from the 25% minority shareholder in its joint venture in the DRC (See Note 1 to the Consolidated Financial Statements in

this Form 10-K). The $12.2 million gain included in 2006 was related to the sale of the Company’s investment in Weda Bay (See Note 5 to the Consolidated Financial Statements in this Form 10-K).

Income tax expense in 2007 was $76.3 million on pre-tax income of $198.3 million, or 38.5%, compared with income tax expense in 2006 of $30.6 million on pre-tax income of $60.5 million, or 50.5%. Income tax expense in 2007 includes $45.7 million of expense for the repatriation of foreign earnings in the first quarter of 2007, partially offset by a $7.6 million income tax benefit related to the $21.7 million loss on redemption of the Notes. Excluding these discrete items, the effective income tax rate would have been 17.3% in 2007. This rate is lower than the U.S. statutory rate (35%) due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S., a tax holiday in Malaysia and the recognition of tax benefits for domestic losses in 2007. During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired, resulting in $9.8 million of expense related to income earned in the DRC. In both years, the strengthening Euro compared with the US dollar positively impacted the effective tax rate, as the Company’s statutory tax liability in Finland is calculated and payable in Euros but is remeasured to the US dollar functional currency for preparation of the consolidated financial statements. The 2006 effective tax rate is discussed below under “2006 operating results compared to 2005”.

Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partner’s income in 2007 compared with 2006 is primarily due to higher cobalt prices.

Income from continuing operations was $111.5 million in 2007 compared with $23.6 million in 2006 due primarily to the aforementioned factors.

Income from discontinued operations for 2007 and 2006 was primarily related to the operations of the Nickel business. Total income from discontinued operations for 2007 also included the $72.3 million gain on the sale of the Nickel business. Also included in income from discontinued operations in 2006 was $5.8 million of income from the discontinued operations of the Company’s former Precious Metals Group (“PMG”) primarily due to the reversal of a $4.6 million tax contingency accrual and a $2.4 million gain on the sale of a former PMG building that had been fully depreciated, both partially offset by foreign exchange losses of $1.8 million from remeasuring Euro-denominated liabilities to U.S. dollars.

Net income in 2006 includes $0.3 million of income related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R, “Share-Based Payments.” See further discussion of the adoption of SFAS No. 123R in Note 2 to the Consolidated Financial Statements in this Form 10-K.

Net income was $246.9 million, or $8.15 per diluted share, in 2007 compared with $216.1 million, or $7.31 per diluted share, in 2006, due primarily to the aforementioned factors.

2006 operating results compared to 2005
The following table reflects the sales for the product line groupings in the Specialties segment for the year ended December 31,

(thousands of dollars)	2006	%	2005	%

Net Sales
Inorganics	$422,496	64%	$400,921	65%
Advanced organics	151,114	23%	157,195	25%
Electronic chemicals	86,494	13%	59,411	10%

	$660,104		$617,527

The following table summarizes the percentage of sales dollars by region for the year ended December 31:

	2006	2005

Americas	22%	28%
Asia	44%	41%
Europe	34%	31%

The following table summarizes the percentage of sales dollars by end market:

	2006	2005

Batteries	25%	26%
Chemical	16%	15%
Electronic Chemical	13%	10%
Tire	8%	9%
Powder Metallurgy	9%	12%
Coatings	7%	8%
Other	22%	20%

The following table summarizes the average quarterly reference price of low grade (formerly 99.3%) cobalt:

	2006	2005	Change

First Quarter	$12.43	$17.26	$(4.83)
Second Quarter	$14.43	$15.03	$(0.60)
Third Quarter	$15.59	$13.41	$2.18
Fourth Quarter	$18.66	$12.51	$6.15
Full Year	$15.22	$14.55	$0.67

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

SG&A expenses increased to $109.4 million in 2006 compared with $75.9 million in 2005. SG&A expenses in 2006 include $4.7 million of increased employee incentive compensation expense triggered by increased profitability in 2006, a $3.2 million charge for the settlement of litigation related to the former chief executive officer’s termination, a $1.7 million increase in share-based compensation, environmental charges of $4.2 million and an additional $1.0 million reserve against the note receivable from one of our joint venture partners in the DRC. SG&A expenses in 2005 included $27.5 million of income related to the receipt of net insurance proceeds related to the shareholder class action litigation, $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation and income of $2.5 million related to the collection of a note receivable that had been fully reserved in 2002. In addition, 2005 included an $8.9 million charge related to the former chief executive officer’s departure, a $4.2 million charge to establish a reserve against the notes receivable from one of our joint venture partners in the DRC and environmental charges of $2.8 million.

Other expense, net decreased $28.1 million to $14.8 million in 2006 compared with $42.9 million in 2005. The decrease was primarily due to a $12.2 million gain in 2006 related to the sale of the Company’s investment in Weda Bay (See Note 5 to the Consolidated Financial Statements in this Form 10-K) and a $6.7 million increase in interest income in 2006 compared with 2005 due to the higher average cash balance. In addition, other expense, net was also impacted by foreign exchange gains of $3.7 million in 2006 compared with a foreign exchange loss of $4.6 million in 2005.

Income tax expense in 2006 was $30.6 million on pre-tax income of $60.5 million, compared with income tax expense in 2005 of $1.7 million on a pre-tax loss of $17.8 million. The 2006 effective rate is higher than the statutory rate in the United States (35%) due primarily to additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries as of December 31, 2006. The taxes provided on such earnings were partially offset by the reversal of the valuation allowance against certain operating loss carryforwards. Previously, the Company’s intent was for such earnings to be reinvested by the subsidiaries indefinitely. However, due primarily to the redemption of the Notes in March 2007, the Company repatriated such undistributed earnings to the United States during 2007. The effective tax rate was also negatively impacted by losses in the United States with no corresponding tax benefit. These increases to the effective tax rate were partially offset by income earned in tax jurisdictions with lower statutory tax rates (primarily Finland at 26%) and a tax “holiday” in Malaysia. Also in 2006, the strengthening Euro compared with the US dollar positively impacted the effective tax rate, as the Company’s statutory tax liability in Finland is calculated and payable in Euros but is remeasured to the US dollar functional currency for preparation of the consolidated financial statements. The 2005 expense results primarily from profitability of the Company’s Kokkola, Finland operations and no tax benefit from losses in the US. In addition, the effective income tax rate in 2005 was negatively impacted by the weakening Euro compared with the US dollar.

Minority interest share of (income) loss relates to the Company’s 55%-owned smelter joint venture in the DRC. The minority partner’s income in 2006 reflects production and shipments throughout the year, whereas the losses in 2005 were attributable to the scheduled extended maintenance shut-down of the GTL smelter from January through May 2005.

Income from discontinued operations for 2006 was $192.2 million, of which $186.4 million relates to the Nickel business and $5.8 million relates to retained liabilities of PMG, which was sold in 2003. Income from discontinued operations for 2005 was $49.0 million, of which $39.6 million relates to the Nickel business and $9.4 million relates to PMG.

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

The Company recorded income from the discontinued operations of PMG of $5.8 million in 2006 primarily due to the reversal of a $4.6 million tax contingency accrual and a $2.4 million gain on the sale of a former PMG building that had been fully depreciated, both offset by foreign exchange losses of $1.8 million from remeasuring Euro-denominated liabilities to U.S. dollars. The Company recorded income from non-Nickel discontinued operations of $9.4 million in 2005 primarily due to the reversal of a $5.5 million tax contingency accrual, a $1.6 million tax refund related to PMG, and foreign exchange gains of $1.6 million from remeasuring Euro-denominated liabilities to U.S. dollars.

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

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	2007	2006	change

Net cash provided by (used for):
Operating activities	$41.0	$95.0	$(54.0)
Investing activities	135.2	(18.0)	153.2
Financing activities	(406.7)	(5.7)	(401.0)
Effect of exchange rate changes on cash	1.4	4.6	(3.2)
Discontinued operations-net cash used for operating activities	48.5	107.4	(58.9)
Discontinued operations-net cash used for investing activities	(1.5)	(15.6)	14.1

Net change in cash and cash equivalents	$(182.1)	$167.7	$(349.8)

The $54.0 million decrease in net cash provided by operating activities was primarily due to a $165.7 million increase in inventories during 2007 compared with a $27.6 million increase in inventories during 2006 and a $38.4 million increase in accounts receivable during 2007 compared with a $3.9 million increase in accounts receivable during 2006. These items were partially offset by a $92.2 million increase in accounts payable during 2007 compared with a $39.3 million increase in 2006. These increases in inventories, accounts receivable and accounts payable in 2007, which excludes amounts acquired in business combinations, were primarily due to higher cobalt metal prices in 2007 compared with 2006. Also impacting net cash provided by operating activities was the positive cash flow impact of income from continuing operations of $111.5 million in 2007 compared with income from continuing operations of $23.6 million in 2006. In addition, 2007 includes a $21.7 million charge related to the redemption of the Notes while 2006 includes a $12.2 million gain on the sale of the Company’s investment in Weda Bay. The $21.7 million charge related to the redemption of the Notes consisted of a cash premium of $18.5 million and non-cash charges totaling $3.2 million. The $18.5 million cash premium payment is included as a component of financing activities. The receipt of the Weda Bay proceeds is included as a component of investing activities

Net cash provided by investing activities increased $153.2 million in 2007 compared with 2006 primarily due to the $490.0 million of net proceeds related to the sale of the Nickel business partially offset by the cash outflow for acquisitions in 2007 ($337.0 million, net of cash acquired). Net cash provided by investing activities in 2007 also includes $7.6 million of proceeds from the repayment of a loan made to a former Nickel joint venture partner. Investing activities in 2006 include proceeds of $12.2 million from the sale of the Company’s investment in Weda Bay, a $5.4 million payment for the Plaschem acquisition and a $6.9 million loan to a former Nickel joint venture partner.

Net cash used in financing activities increased $401.0 million in 2007 compared with 2006 primarily due to the $418.5 million payment to redeem the Notes.

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

Higher cash used in investing activities in 2006 was due primarily to the acquisition of Plaschem in March 2006 ($5.4 million, net of cash acquired) and loans to non-consolidated joint ventures in 2006 of $6.9 million, compared with proceeds from the collection of notes receivable of $5.5 million in 2005. Investing activities in 2006 also include proceeds of $12.2 million from the sale of the Company’s investment in Weda Bay. Capital expenditures were $14.5 million in 2006 compared with $13.4 million in 2005

In 2006, financing activities include proceeds from the exercise of stock options of $11.6 million, compared with $0.1 million in 2005. The cash inflow from the exercise of stock options in 2006 was offset by the repayment of the $17.3 million note payable with a Finnish bank.

Debt and Other Financing Activities
On March 7, 2007, the Company redeemed the entire $400.0 million of its outstanding Notes at a redemption price of 104.625% of the principal amount, or $418.5 million, plus accrued interest of $8.4 million. The premium amount of $18.5 million plus related deferred financing costs of $5.7 million less the deferred net gain on terminated interest rate swaps of $2.5 million is included in the Loss on redemption of Notes in the Statements of Consolidated Income.

The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt-to-adjusted-earnings ratio. The Revolver matures on

December 20, 2010 and contains various affirmative and negative covenants. At December 31, 2007, there were no borrowings outstanding under the Revolver and the Company was in compliance with all covenants.

The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at December 31, 2007 and $1.4 million at December 31, 2006. At December 31, 2007 and December 31, 2006, the Company also had a $0.3 million short-term note payable.

The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service, acquisition and capital expenditure requirements during 2008.

The Company did not pay cash dividends in 2007, 2006 or 2005. The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2008.

Capital Expenditures
Capital expenditures in 2007 were $19.4 million, related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $53.0 million in 2008, (including items relating to the REM businesses), for projects to expand capacity, maintain and improve throughput with outlays for sustaining operations, and for expenditures related to environmental, health and safety compliance, and also for other fixed asset additions at existing facilities.

During 2005, the Company initiated a multi-year Enterprise Resource Planning (“ERP”) project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. The new ERP system will replace or complement existing legacy systems and standardize the global business processes across the enterprise. The system implementation began in the first quarter of 2007, and the Company will continue to implement the ERP system at additional locations in a phased approach through 2009.

Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2007 (in thousands).

	Payments due by period
	2008	2009	2010	2011	2012	Thereafter	Total

Purchase and other obligations(1)	$657,954	$506,987	$506,899	$505,530	$103,402	$—	$2,280,772
Debt obligations	513	138	138	138	138	584	1,649
Operating lease obligations	4,472	4,123	3,831	1,636	1,609	8,317	23,988

Total	$662,939	$511,248	$510,868	$507,304	$105,149	$8,901	$2,306,409

(1)	For 2008 through 2013, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average daily price for the last week of December 2007 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Pension funding and postretirement benefit payments can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension funding and post-retirement benefit payments have not been included in the table above. The Company expects to contribute approximately $0.8 million related to its SCM pension plan in 2008. Pension benefit payments are made from assets of the pension plan. The Company expects to make payments related to its other postretirement benefit plans of approximately $0.5 million annually over the next ten years. Benefit payments beyond that time cannot currently be estimated. The Company also has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan. The Company expects to make annual benefit payments of approximately $0.7 million related to the former chief executive officer.

Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table and Note 17 to the consolidated financial statements included in Item 8 of this Annual Report.

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

Inventories — The Company’s inventories are stated at the lower of cost or market and valued using the first-in, first-out (FIFO) method. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt reference/market prices and changes in availability from suppliers. In periods of raw material metal price declines or declines in the selling prices of the Company’s finished products, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge. The Company evaluates on a monthly basis the need for a lower of cost or market adjustment to inventories based on the end-of-the-month market price.

Long-Lived Assets — Goodwill must be reviewed at least annually for impairment, in accordance with a specified methodology. Further, goodwill, intangibles and other long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company generally invests in long-lived assets to secure raw material feedstocks, produce new products, or increase production capacity or capability. Because market conditions may change, future cash flows may be difficult to forecast. Furthermore, the assets and related businesses may be in different stages of development. If the Company determined that the future undiscounted cash flows from these investments were not expected to exceed the carrying value of the investments, the Company would record an impairment charge. However, determining future cash flows is subject to estimates and different estimates could yield different results. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the future cash flows of the these investments, could change and, therefore, impact the analysis of impairment in the future.

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are determined to be reinvested for an indefinite period of time. The Company has significant operations outside the United States, where most of its pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is lower than in the United States. The Company’s tax assets, liabilities, and tax expense are supported by its best estimates and assumptions of its global cash requirements, planned dividend repatriations, and expectations of future earnings. When the Company determines that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.

Prior to December 31, 2006, the Company had recorded a valuation allowance against its U.S. net deferred tax assets, primarily related to net operating loss carryforwards, because it was more likely than not that those deferred tax assets would not be realized. However, the Company now believes that it is more likely than not that the net deferred tax asset related to temporary differences that reverse in 2008 and 2009 will be realized. Because there has been no fundamental change in the Company’s U.S. operations, it is more likely than not that deferred tax assets related to state and local net operating loss carryforwards and temporary differences that will reverse beyond 2009 will not be realized, and therefore the Company has recorded a valuation allowance against those deferred tax assets.

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

Accounting Standards Not Yet Adopted
SFAS No. 160:  In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”). SFAS No. 160

requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company has not determined the effect, if any; the adoption of SFAS No. 160 will have on its results of operations, financial position and related disclosure.

SFAS No. 159:  On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. The pronouncement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations, financial position and related disclosures.

SFAS No. 157:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the Company’s results of operations or financial position. The FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company has not determined the effect, if any; the adoption of the provisions of SFAS No. 157 for non-financial assets and liabilities will have on its results of operations, financial position and related disclosures.

SFAS No. 141R:  In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations”. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R requires restructuring and acquisition-related costs to be recognized separately from the acquisition and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date is on or after the adoption date. Early adoption is not permitted. The Company has not determined the effect, if any; the adoption of SFAS No. 141R will have on its results of operations or financial position.

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

Effects of Foreign Currency
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

The European Union’s REACH legislation establishes a new system to register and evaluate chemicals manufactured in, or imported to, the European Union and will require additional testing, documentation and risk assessments for the chemical industry. Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations.

See Item I of this Annual Report on Form 10-K for further discussion of these matters.

Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative Disclosures About Market Risk
The Company, as a result of its global operating and financing activities, is exposed to changes in commodity prices, interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposures to changes in commodity prices, interest rates and, at times, foreign currency exchange rates through its regular operating and financing activities, which include the use of derivative instruments.

The primary raw material used by the Company in manufacturing its products is cobalt. There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Australia, Finland and Russia, have affected and may continue to affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country. Although the Company has never experienced a significant shortage of cobalt raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of cobalt raw materials.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note 9 to the consolidated financial statements contained in Item 8 of this Annual Report).

The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk and interest rate risk related to borrowings. All derivatives are reflected at their fair value in the Consolidated Balance Sheets. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings each period.

The Company, from time to time, employs derivative instruments in connection with certain purchases and sales of inventory in order to establish a fixed margin and mitigate the risk of price volatility. Some customers request fixed pricing and the Company may use a derivative to mitigate price risk. While this hedging may limit the Company’s ability to participate in gains from favorable commodity price fluctuations, it eliminates the risk of loss from adverse commodity price fluctuation.

During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the anticipated sale during the second quarter of 2008 of cobalt-containing finished products that are priced based on a formula which includes a fixed cobalt price component. These forward purchase contracts have not been designated as hedging instruments under SFAS No. 133. Accordingly, these contracts are adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of sales in the statements of consolidated income. Fair value is estimated based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price when quoted forward prices are not available. These adjustments to fair value had no cash impact in 2007 as the contracts will be net settled with the counterparty in 2008. The Company recorded a $6.7 million gain in 2007 related to these contracts. These contracts will continue to be marked to fair value until settlement, resulting in additional gains or losses based on changes in the cobalt reference price.

By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk.

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and the Company does not possess credit risk. To mitigate credit risk, it is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. There were no counterparty defaults during the years ended December 31, 2007, 2006 and 2005.

Market risk is the change in value of a derivative instrument that results from a change in commodity prices or interest rates. The market risk associated with commodity prices and interests is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

During 2007, the Company invested $2.0 million in Quantumsphere, Inc. (“QSI”) through the purchase of 615,385 shares of common stock and warrants to purchase an additional 307,692 shares of common stock. The Company and QSI, a privately-held company, have agreed to co-develop new applications for the clean-energy and portable power sectors based upon QSI’s proprietary technology. This type of investment has an inherent risk as the technologies or products under development are generally early stage and may never materialize into a commercial opportunity. The carrying amount of this investment approximated fair value as of December 31, 2007.

In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although most of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operations. The Company does not currently hedge against the risk of exchange rate fluctuation.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 7 and 15 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109,” as of January 1, 2007, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R),” as of December 31, 2006, Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and Emerging Issues Task Force No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” as of January 1, 2006 and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” as of October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2007.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited OM Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Electronics businesses of Rockwood Specialties Group, Inc. and Borchers GmbH (both acquired in 2007), which are included in the 2007 consolidated financial statements of OM Group, Inc. and together constituted 28% and 34% of total assets and net assets, respectively, as of December 31, 2007 and 1% and less than 1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of OM Group, Inc. also did not include an evaluation of the internal control over financial reporting of the Electronics businesses of Rockwood Specialties Group, Inc. and Borchers GmbH.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

•	Management has identified a material weakness in internal controls related to the accounting for income taxes.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated February 26, 2008, on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OM Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2008

OM Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$100,187	$282,288
Accounts receivable, less allowance of $1,541 in 2007 and $1,137 in 2006	178,481	82,931
Inventories	413,434	216,492
Other current assets	60,655	30,648
Interest receivable from joint venture partner	3,776	—
Assets of discontinued operations	—	597,682

Total current assets	756,533	1,210,041
Property, plant and equipment, net	288,834	210,953
Goodwill	322,172	137,543
Notes receivable from joint venture partner, less allowance of $5,200 in 2007 and 2006	24,179	24,179
Other non-current assets	77,492	35,508

Total assets	$1,469,210	$1,618,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$347	$326
Current portion of long-term debt	166	167
Debt to be redeemed	—	402,520
Accounts payable	214,244	90,768
Accrued income taxes	32,040	17,497
Accrued employee costs	34,707	28,806
Other current liabilities	25,435	42,057
Liabilities of discontinued operations	—	167,148

Total current liabilities	306,939	749,289
Long-term debt	1,136	1,224
Deferred income taxes	29,645	4,118
Minority interests	52,314	43,286
Other non-current liabilities	50,790	38,228
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 30,122,209 in 2007 and 29,801,334 shares in 2006	301	297
Capital in excess of par value	554,933	533,818
Retained earnings	467,726	221,310
Treasury stock (61,541 shares in 2007 and 2006, at cost)	(2,239)	(2,239)
Accumulated other comprehensive income	7,665	28,893

Total stockholders’ equity	1,028,386	782,079

Total liabilities and stockholders’ equity	$1,469,210	$1,618,224

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Income

	Year Ended December 31
	2007	2006	2005
(In thousands, except per share data)

Net sales	$1,021,501	$660,104	$617,527
Cost of products sold	708,257	475,437	516,566

Gross profit	313,244	184,667	100,961
Selling, general and administrative expenses	117,009	109,408	75,849

Operating profit	196,235	75,259	25,112
Other income (expense):
Interest expense	(7,820)	(38,659)	(41,064)
Loss on redemption of Notes	(21,733)	—	—
Interest income	19,396	8,566	1,904
Interest income on Notes receivable from joint venture partner	4,526	—	—
Foreign exchange gain (loss)	8,100	3,661	(4,580)
Gain on sale of investment	—	12,223	—
Other income (expense), net	(449)	(582)	860

	2,020	(14,791)	(42,880)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	198,255	60,468	(17,768)
Income tax expense	(76,311)	(30,554)	(1,710)
Minority partners’ share of (income) loss	(10,405)	(6,291)	7,128

Income (loss) from continuing operations before cumulative effect of change in accounting principle	111,539	23,623	(12,350)
Discontinued operations:
Income from discontinued operations, net of tax	63,057	192,163	48,989
Gain on sale of discontinued operations, net of tax	72,270	—	—

Total income from discontinued operations, net of tax	135,327	192,163	48,989
Income before cumulative effect of change in accounting principle	246,866	215,786	36,639
Cumulative effect of change in accounting principle	—	287	2,252

Net income	$246,866	$216,073	$38,891

Net income (loss) per common share — basic:
Continuing operations	$3.73	$0.80	$(0.43)
Discontinued operations	4.52	6.55	1.71
Cumulative effect of change in accounting principle	—	0.01	0.08

Net income	$8.25	$7.36	$1.36

Net income (loss) per common share — assuming dilution:
Continuing operations	$3.68	$0.80	$(0.43)
Discontinued operations	4.47	6.50	1.71
Cumulative effect of change in accounting principle	—	0.01	0.08

Net income	$8.15	$7.31	$1.36

Weighted average shares outstanding:
Basic	29,937	29,362	28,679
Assuming dilution	30,276	29,578	28,679

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Comprehensive Income

	Year Ended December 31
	2007	2006	2005
(In thousands)

Net income	$246,866	$216,073	$38,891
Foreign currency translation adjustments	(11,014)	10,394	(6,365)
Reclassification of hedging activities into earnings, net of tax	(9,824)	(954)	(3,475)
Unrealized gain on cash flow hedges, net of tax expense of $3,117 in 2006 and $335 in 2005	—	9,824	954
Realized gain on available-for-sale securities	—	(4,745)	(930)
Unrealized gain on available-for-sale securities	—	—	4,745
Additional pension and post-retirement obligation	(390)	(199)	(1,071)

Net change in accumulated other comprehensive income	(21,228)	14,320	(6,142)

Comprehensive income	$225,638	$230,393	$32,749

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31
(In thousands)	2007	2006	2005

Operating activities
Net income	$246,866	$216,073	$38,891
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(63,057)	(192,163)	(48,989)
Gain on sale of discontinued operations	(72,270)	—	—
Income from cumulative effect of change in accounting principle	—	(287)	(2,252)
Gain on sale of investment	—	(12,223)	—
Loss on redemption of Notes	21,733	—	—
Depreciation and amortization	33,229	31,841	32,593
Share-based compensation expense	7,364	5,227	3,509
Excess tax benefit on exercise of stock options	(1,744)	—	—
Foreign exchange (gain) loss	(8,100)	(3,661)	4,580
Unrealized gain on cobalt forward purchase contracts	(6,735)	—	—
Payment for termination of swap agreement	—	(2,877)	—
Gain on collection of notes receivable	—	—	(2,500)
Provision for Note receivable from joint venture partner	—	1,000	4,200
Interest income receivable from joint venture partner	(3,776)	—	—
Deferred income taxes	(15,756)	13,864	(3,300)
Minority partners’ share of income (loss)	10,405	6,291	(7,128)
Other non-cash items	431	(67)	(3,736)
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(38,364)	(3,879)	(2,440)
Inventories	(165,694)	(27,613)	67,418
Accounts payable	92,161	39,310	(23,625)
Shareholder litigation accrual	—	—	(74,000)
Other, net	4,311	24,131	9,436

Net cash provided by (used for) operating activities	41,004	94,967	(7,343)
Investing activities
Expenditures for property, plant and equipment	(19,357)	(14,547)	(13,386)
Proceeds from the sale of assets	461	—	—
Net proceeds from the sale of the Nickel business	490,036	—	—
Proceeds from collection of notes receivable	—	—	2,500
(Purchase) sale of investments	(2,000)	12,223	—
Proceeds from loans to non-consolidated joint ventures	7,568	—	3,035
Loans to non-consolidated joint ventures	—	(6,888)	—
Acquisition of businesses, net of cash acquired	(336,976)	(5,418)	—
Expenditures for software	(4,483)	(3,329)	(1,007)

Net cash provided by (used for) investing activities	135,249	(17,959)	(8,858)
Financing activities
Payments of long-term debt and revolving line of credit	(400,000)	(17,250)	(55,622)
Proceeds from the revolving line of credit	—	—	49,872
Premium for redemption of Notes	(18,500)	—	—
Distribution to joint venture partners	(1,350)	—	—
Proceeds from exercise of stock options	11,344	11,558	117
Excess tax benefit on exercise of stock options	1,744	—	—

Net cash used for financing activities	(406,762)	(5,692)	(5,633)
Effect of exchange rate changes on cash	1,440	4,569	(5,293)

Cash and cash equivalents
Increase (decrease) from continuing operations	(229,069)	75,885	(27,127)
Discontinued operations — net cash provided by operating activities	48,508	107,379	123,769
Discontinued operations — net cash used for investing activities	(1,540)	(15,594)	(8,803)
Balance at the beginning of the year	282,288	114,618	26,779

Balance at the end of the year	$100,187	$282,288	$114,618

See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries

Statements of Consolidated Stockholders’ Equity

	Year Ended December 31,
(In thousands)	2007	2006	2005

Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	29,740	29,307	28,480
Shares issued under share-based compensation plans	321	433	40
Shares issued for settlement of shareholder litigation	—	—	787

	30,061	29,740	29,307

Common Stock — Dollars
Beginning balance	$297	$293	$285
Shares issued under share-based compensation plans	4	4	—
Shares issued for settlement of shareholder litigation	—	—	8

	301	297	293

Capital in Excess of Par Value
Beginning balance	533,818	516,510	498,250
Shares issued under share-based compensation plans	11,340	11,555	845
Excess tax benefit on the exercise of stock options	1,744	—	—
Settlement of shareholder litigation	—	—	13,375
Share-based compensation — employees	7,929	5,753	4,040
Share-based compensation — non-employee directors	102	—	—

	554,933	533,818	516,510

Retained Earnings
Beginning balance	221,310	6,811	(32,080)
Adoption of FIN No. 48 in 2007 and EITF No. 04-6 in 2006	(450)	(1,574)	—
Net income	246,866	216,073	38,891

	467,726	221,310	6,811

Treasury Stock
Beginning balance	(2,239)	(2,226)	(710)
Reacquired shares	—	(13)	(1,516)

	(2,239)	(2,239)	(2,226)

Accumulated Other Comprehensive Income
Beginning balance	28,893	15,145	21,287
Foreign currency translation	(11,014)	10,394	(6,365)
Reclassification of hedging activities into earnings, net of tax	(9,824)	(954)	(3,475)
Unrealized gain on cash flow hedges, net of tax expense of $3,541 in 2006 and $286 in 2005	—	9,824	954
Reclassification of realized gain on available-for-sale securities into earnings	—	(4,745)	(930)
Unrealized gain on available-for-sale securities	—	—	4,745
Additional pension and post-retirement obligation	(390)	(199)	(1,071)
Adoption of SFAS No. 158	—	(572)	—

	7,665	28,893	15,145

Total Stockholders’ Equity	$1,028,386	$782,079	$536,533

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries

(In thousands, except as noted and per share amounts)

Note 1 —	Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the “Company”) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a joint venture that has a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has a controlling interest in the joint venture. Minority interest is recorded for the remaining 45% interest.

On December 31, 2007, the Company completed the acquisition of the Electronics businesses (“REM”) of Rockwood Specialties Group, Inc. The assets and liabilities of REM, included in the Company’s Consolidated Balance Sheet at December 31, 2007, are based upon a preliminary allocation of the purchase price as the Company has not completed its evaluation of the fair value of assets acquired and liabilities assumed. REM operating results will be included in the Company’s Statement of Consolidated Income beginning January 1, 2008.

On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk Nickel (“Norilsk”). As a result, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements and accompanying notes reflect the Nickel business as a discontinued operation for all periods presented. The transaction closed on March 1, 2007.

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

Revenue Recognition — The Company recognizes revenue when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of inventory consigned to customers.

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

The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use and value-added taxes. The Company reports the collection of these taxes on a net basis (excluded from revenues).

Cost of Products Sold — Shipping and handling costs are included in cost of products sold.

Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes evident that collections will not occur. Bad debt expense is

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

included in selling, general and administrative expenses and amounted to $0.5 million in 2007 and 2006 and $0.6 million in 2005.

Inventories — Inventories are stated at the lower of cost or market and valued using the first-in, first-out (FIFO) method. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt market prices and changes in availability from suppliers. Monthly, the Company evaluates the need for a lower of cost or market adjustment to inventories based on the end of the month market prices.

Receivables from Joint Venture Partners and Minority Interests — The Company has a 55% interest in a joint venture that has a smelter in the DRC. The remaining 45% interest is owned by two partners at 25% and 20% each.

In years prior to 2005, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At December 31, 2007 and 2006 the notes receivable from this partner were $24.2 million, net of a $5.2 million valuation allowance. The notes were originally due in full on December 31, 2008 ($22.9 million) and December 31, 2010 ($6.5 million). However, in January 2008, the Company agreed to modify the terms of the notes. The modified terms include a new interest rate of LIBOR and a revised repayment date for the entire balance on December 31, 2010, which may be extended at the Company’s option.

Prior to the modification, the interest rate on the $22.9 million note was LIBOR plus 2.75%, (7.63% at December 31, 2007) and the interest rate on the $6.5 million note was LIBOR plus 1.25%, (6.59% at December 31, 2007). Prior to December 31, 2007, the Company had a full valuation allowance against the interest receivable under the notes. During 2007, the Company received $0.8 million, which was recorded as interest income, and agreed to forgive $4.0 million of interest due, resulting in a $3.8 million interest receivable at December 31, 2007. The Company received the $3.8 million in January 2008. Accordingly, the allowance against the interest receivable was reversed as of December 31, 2007.

Under the terms of the receivables, the partner’s share of any dividends from the joint venture and any other cash flow distributions (“secondary considerations”) paid by the joint venture, if any, first serve to reduce the Company’s receivables before any amounts are remitted to the joint venture partner. The receivables are secured by 80% of the partner’s interest in the joint venture (book value of $28.2 million at December 31, 2007 and $20.3 million at December 31, 2006), and by a loan payable from the joint venture to the partner (principal balance of $3.9 million at December 31, 2007 and 2006, plus accrued interest of $1.1 million at December 31, 2007 and $0.7 million at December 31, 2006), as repayment of the loan would qualify as a secondary consideration.

The Company currently anticipates that repayment of the receivables, net of the reserve, will be made from the partner’s share of any dividends from the joint venture and any other secondary considerations paid by the joint venture.

Property, Plant and Equipment — Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment is provided by the straight-line method over the useful lives of 5 to 25 years for land improvements, 5 to 40 years for buildings and improvements and 3 to 20 years for equipment and furniture and fixtures. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and amortized over the asset’s useful life.

Internal Use Software — The Company capitalizes costs associated with the development and installation of internal use software in accordance with American Institute of Certified Public Accountants Statement of Position

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software.

Long-lived Assets — Long-lived assets, including finite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill and Other Intangible Assets — In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The results of the testing as of October 1, 2007 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized.

Excluding intangible assets related to the REM and Borchers acquisitions, finite lived intangible assets, which are included in Other non-current assets, consist principally of capitalized software which is being amortized using the straight-line method over 3 years.

Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold on July 31, 2003. Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which the Company owned PMG. The liability at December 31, 2007 was $8.0 million, of which $2.7 million was included in current liabilities and $5.3 million was included in Other non-current liabilities. The liability at December 31, 2006 was $6.9 million, of which $2.2 million is included in current liabilities and $4.7 million is included in Other non-current liabilities. The increase in the liability at December 31, 2007 compared with December 31, 2006 is primarily due to the translation of these primarily Euro denominated liabilities to the U.S. dollar

Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $8.2 million, $8.1 million and $8.3 million in 2007, 2006, and 2005, respectively.

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

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are to be reinvested for an indefinite period of time.

Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiaries and related DRC operations is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Income.

The functional currency for the Company’s other operating subsidiaries outside of the United States is the applicable local currency. For those operations, financial statements are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income in stockholders’ equity.

Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2007 and 2006. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.

The Company, from time to time, employs derivative instruments in connection with purchases and sales of inventory in order to establish a fixed margin and mitigate the risk of price volatility. Some customers request fixed pricing and the Company may use a derivative to mitigate price risk. While this hedging may limit the Company’s ability to participate in gains from favorable commodity price fluctuations, it eliminates the risk of loss from adverse commodity price fluctuation.

Periodically, the Company enters into certain derivative instruments designated as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings. At December 31, 2006, the notional value of the open contracts approximated $12.5 million. The fair value of open contracts, based on settlement prices at December 31, 2006, generated unrealized gains of approximately $0.9 million (net of $0.3 million deferred tax liability), which was included in Accumulated other comprehensive income at December 31, 2006 and reclassified to the Statement of Consolidated Income in 2007 as the underlying transactions occurred . The Company records related receivables in other current assets. Any ineffective portions of such cash flow hedges are recognized immediately in the Statements of Consolidated Income. In 2007, 2006 and 2005, there was no impact on earnings resulting from hedge ineffectiveness. There were no outstanding cash flow hedges at December 31, 2007.

Note 2 —	Recently Issued Accounting Standards
Accounting Standards adopted in 2007:
FIN No. 48:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007. The transition provisions require that the effect of applying the provisions of FIN No. 48 be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The effect of adoption was a $0.5 million reduction to retained earnings at January 1, 2007.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

EITF No. 06-3:  In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, gross versus net presentation).” EITF No. 06-03 indicates that the income statement presentation of taxes within the scope of the Issue on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policy”. The Company has historically accounted for such taxes on a net basis and therefore the adoption of EITF No. 06-03 in the first quarter of 2007 had no impact on the Company’s results of operations and financial position.

Accounting Standards Not Yet Adopted:
SFAS No. 160:  In December 2007, the FASB issued SFAS No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company has not determined the effect, if any, the adoption of SFAS No. 160 will have on its results of operations, financial position and related disclosure.

SFAS No. 159:  On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value that are not currently required to be measured at fair value. An entity will report unrealized gains and losses on items for which the fair value option has been elected in the consolidated statements of income at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. The pronouncement also establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations, financial position and related disclosures.

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

The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet as of December 31, 2006. The adoption resulted in an additional $0.6 million liability related to its postretirement plan and corresponding debit to Accumulated other comprehensive income. The adoption of SFAS No. 158 had no impact on the Company’s defined benefit pension plans. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

consolidated balance sheet is effective for fiscal years ending after December 15, 2008. The Company expects to change the measurement date of its postretirement benefit plans from October 31 to the date of its statement of financial position as of December 31, 2008

SFAS No. 157:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the Company’s results of operations or financial position. The FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company has not determined the effect, if any, the adoption of the provisions of SFAS No. 157 for non-financial assets and liabilities will have on its results of operations, financial position and related disclosures.

SFAS No. 141R:  In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations”. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R requires restructuring and acquisition-related costs to be recognized separately from the acquisition and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date is on or after the adoption date. Early adoption is not permitted.

EITF No. 06-4:  In June 2006, the EITF reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS No. 106 would require the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company may have certain policies subject to the provisions of this new pronouncement but has not determined the effect the adoption of EITF No. 06-4 will have on its results of operations, financial position and related disclosures.

Note 3 —	Inventories
Inventories consist of the following as of December 31,

	2007	2006

Raw materials and supplies	$199,901	$138,913
Work-in-process	32,565	17,265
Finished goods	180,968	60,314

	$413,434	$216,492

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 4 —	Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2007	2006

Land and improvements	$10,482	$7,517
Buildings and improvements	140,742	121,321
Machinery and equipment	440,350	355,142
Furniture and fixtures	12,907	14,283

Property, plant and equipment, at cost	604,481	498,263
Less accumulated depreciation	315,647	287,310

	$288,834	$210,953

Total depreciation expense on property, plant and equipment was $31.5 million in 2007 and $31.4 million 2006 and 2005.

Note 5 —	Investments
During 2007, the Company invested $2.0 million in Quantumsphere, Inc. (“QSI”) through the purchase of 615,385 shares of common stock and warrants to purchase an additional 307,692 shares of common stock. The Company allocated $1.6 million to the common stock and $0.4 million to the warrants. The Company accounts for its investment in QSI under the cost method. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, OMG will supply QSI with raw materials and has the right to market and distribute certain QSI products.

Prior to 2005, the Company had an interest in Weda Bay Minerals, Inc. (“Weda Bay”) that was accounted for under the equity method. As a result of an other-than-temporary decline in value, the investment was written down to $0 in 2002. In December 2005, Weda Bay completed a private placement of 17,600,000 shares of common stock. Subsequent to that transaction, the Company owned approximately 7% of the outstanding shares of Weda Bay at December 31, 2005. In May of 2005, the Company signed a standstill agreement in which it agreed not to sell or otherwise dispose of it shares of Weda Bay for a period of 18 months. In December 2005, as consideration for consenting to the private placement, the Company was released from the standstill agreement, and was therefore free to sell the Weda Bay shares without restriction. Accordingly, the Company concluded that this investment should be accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” beginning in December of 2005. At December 31, 2005, the unrealized gain of $4.7 million (based on the quoted market price of related shares) was included in Accumulated other comprehensive income. During 2006, the Company sold the common shares it held in Weda Bay and received cash proceeds of $12.2 million. The Company recognized a $12.0 million gain, net of $0.2 million tax expense, upon completion of the sale. The gain is included in Gain on sale of investment in the Statement of Consolidated Income. The Weda Bay Nickel deposit in Indonesia has not yet been developed, but the Company may be entitled to certain royalties if the project is completed.

Note 6 —	Acquisitions
On December 31, 2007, the Company completed the acquisition of REM for approximately $315.6 million in cash, subject to customary post-closing adjustments. The Company incurred fees to date of approximately $4.9 million associated with this transaction. The REM businesses, which had combined sales of approximately $200 million in 2007 and employ approximately 700 people, include its Printed Circuit Board (“PCB”) business, its Ultra-Pure Chemicals (“UPC”) business, and its Photomasks business. The businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers and have locations in the United States, the United Kingdom,

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

France, Taiwan, Singapore and China. The acquisition of REM provides new products and expanded distribution channels for the Company’s Electronic Chemicals product line.

The excess of the total purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill and is estimated to be approximately $180.0 million as of December 31, 2007. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary. When the Company completes its evaluation of the fair value of assets acquired and liabilities assumed, including the valuation of any specifically identifiable intangible assets, the allocation will be adjusted accordingly. Goodwill is not deductible for tax purposes.

The preliminary allocation at December 31, 2007 is summarized below:

Accounts receivable	$46,090
Inventory	23,121
Other current assets	23,977
Property, plant and equipment	79,733
Other intangibles	38,000
Other assets	2,443
Goodwill	179,955

Total assets acquired	393,319

Accounts payable	24,384
Other current liabilities	12,758
Other liabilities	19,916

Total liabilities assumed	57,058

Net assets acquired	$336,261

Cash acquired	15,754

Purchase price, net of cash acquired	$320,507

The unaudited pro forma information below reflects pro forma adjustments which are based upon currently available information and certain estimates and assumptions, and therefore the actual results may differ from the pro forma results. However, the Company believes that the assumptions provide a reasonable basis for presenting the significant effects of the transaction, and that the pro forma adjustments give appropriate effect to those assumptions and are properly applied in the pro forma financial information.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the acquisition had been completed as of the beginning of 2007 or 2006. The information does not necessarily indicate the future results of operations or financial position of the Company.

	(Unaudited)	(Unaudited)
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Net sales	$1,223.9	$847.1
Income from continuing operations before cumulative effect of change in accounting principle	$112.3	$20.5
Net income	$247.6	$213.0
Net income per common share — basic
Continuing operations	$3.75	$0.69
Discontinued operations	4.52	6.55
Cumulative effect of change in accounting principle	—	0.01

Net income	$8.27	$7.25

Net income per common share — assuming dilution
Continuing operations	$3.71	$0.69
Discontinued operations	4.47	6.50
Cumulative effect of change in accounting principle	—	0.01

Net income	$8.18	$7.20

On October 1, 2007, the Company completed the acquisition of Borchers GmbH (“Borchers”), a European-based specialty coatings additive supplier, with locations in France and Germany for approximately $20.7 million, net of cash acquired. Borchers had sales of approximately $42 million in the first nine months of 2007. The Company incurred fees to date of approximately $1.2 million associated with this transaction. The impact of the Borchers acquisition was not deemed to be material to the results of operations or financial position of the Company.

On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with integrated manufacturing, research and technical support facilities in Singapore and the Shanghai area of China. In connection with the acquisition, the Company paid $5.2 million in cash, net of cash acquired and issued a $0.5 million note payable which was paid in 2007. The Company incurred fees of approximately $0.2 million associated with this transaction. Additional contingent consideration, up to a maximum of $2.0 million, is due to the seller if certain specified financial performance targets of the acquired business are met over the three-year period following the acquisition. At December 31, 2007, the Company has not recorded any contingent consideration. Goodwill of $1.3 million was recognized as a result of this acquisition. Plaschem is included in the Electronic Chemicals product line grouping results of operations since the date of acquisition.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 7 —	Discontinued Operations and Disposition of the Nickel Business
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk. The Nickel business consisted of the Harjavalta, Finland nickel refinery; the Cawse, Australia nickel mine and intermediate refining facility; a 20% equity interest in MPI Nickel Pty. Ltd.; and an 11% ownership interest in Talvivaara Mining Company, Ltd. The transaction closed on March 1, 2007, and at closing the Company received cash proceeds of $413.3 million. In addition, the agreement provided for a final purchase price adjustment (primarily related to working capital for the net assets sold), which was determined to be $83.2 million and was received by the Company in the second quarter of 2007.

The following table sets forth the components of the proceeds from the sale of the Nickel business:

Initial proceeds	$413.3
Final purchase price adjustment	83.2
Transaction costs	(6.5)

$490.0

The agreement also provided for interest on the working capital adjustment from the transaction closing date. In 2007, the Company recorded interest income of $1.2 million which is included in Other income (expense), net.

The Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.

Discontinued operations includes share-based incentive compensation expense related to Nickel management that previously had been included in corporate expenses. No interest expense has been allocated to discontinued operations. The adoption of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” at the Cawse, Australia nickel mine in 2005 resulted in a $2.3 million cumulative effect of a change in accounting principle in the Statements of Consolidated Income for the year ended December 31, 2005. The cumulative effect adjustment has not been reclassified to discontinued operations. Upon the adoption of EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” the Company wrote off the amount of deferred stripping costs at the Cawse, Australia nickel mine that were incurred after production commenced at each pit. The effect of adoption was $1.6 million reduction to retained earnings at January 1, 2006.

During 2003, the Company completed the sale of its copper powders business, SCM Metal Products, Inc. (“SCM”), and PMG. The Company recorded income related to these discontinued operations of $5.8 million in 2006 primarily due to the reversal of a $4.6 million tax contingency accrual and a $2.4 million gain on the sale of a retained PMG building that was fully depreciated, both partially offset by foreign exchange losses of $1.8 million from remeasuring Euro denominated liabilities to U.S. dollars. In 2005, the Company recorded income from these discontinued operations of $9.4 million primarily due to the reversal of a $5.5 million tax contingency accrual, a $1.6 million tax refund related to PMG and foreign exchange gains of $1.6 million from remeasuring Euro-denominated liabilities to U.S. dollars. The reversal of the tax contingency accruals in 2006 and 2005 was due to a change in facts and circumstances.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Income from discontinued operations consisted of the following for the years ended December 31:

	2007	2006	2005

Net sales	$193,091	$790,939	$632,082
Income from discontinued operations before income taxes	$82,699	$236,325	$58,015
Income tax expense	19,642	44,162	9,026

Income from discontinued operations	63,057	192,163	48,989
Gain on sale of discontinued operations	76,991	—	—
Income tax expense	(4,721)	—	—

Total income from discontinued operations, net of tax	$135,327	$192,163	$48,989

Assets and liabilities of discontinued operations at December 31, 2006 were as follows:

December 31,
2006

Accounts receivable	$97,050
Inventories	191,380
Property, plant and equipment, net	149,857
Goodwill	46,481
Other current assets	112,914

Assets of discontinued operations	$597,682

Accounts payable	$100,644
Other current liabilities	66,504

Liabilities of discontinued operations	$167,148

Note 8 —	Goodwill and Other Intangible Assets
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. Estimates of future cash flows, discount rates and terminal value amounts are used to determine the estimated fair value of the Company’s reporting units. The results of the Company’s testing in 2007 and 2006 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized.

Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). Goodwill was allocated to the reporting units based on their estimated fair values. The assignment of goodwill resulting from the REM acquisition to reporting units has not been completed as of December 31, 2007.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The change in the carrying amount of goodwill is as follows:

Balance at January 1, 2006	$132,642
Plaschem acquisition	1,295
Foreign currency translation adjustments	3,606

Balance at December 31, 2006	137,543
Borchers acquisition	2,660
REM acquisition	179,955
Foreign currency translation adjustments	2,014

Balance at December 31, 2007	$322,172

A summary of intangible assets follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Balance

Customer list	$4,584	$(3,896)	$688
Capitalized software	8,944	(1,319)	7,625
Other intangibles	40,136	(1,995)	38,141

Balance at December 31, 2007	$53,664	$(7,210)	$46,454

Customer list	$4,584	$(3,590)	$994
Capitalized software	4,336	—	4,336
Other intangibles	2,184	(1,915)	269

Balance at December 31, 2006	$11,104	$(5,505)	$5,599

Other intangibles include $38.0 million related to the REM acquisition. The valuation of REM’s and Borchers intangible assets is preliminary as the Company has not completed its appraisal of the acquired assets. The remaining other intangibles consists primarily of patents. The weighted average remaining amortization period for the customer list is 2 years and the weighted average remaining amortization period for capitalized software and the other intangibles, excluding the REM portion, is 3 years at December 31, 2007. Amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005 was approximately $1.7 million, $0.4 million and $1.2 million, respectively. Estimated annual pretax amortization expense for intangible assets is approximately $2.1 million for 2008 and 2009 and $0.6 million for 2010. The expected amortization expense excludes REM and Borchers as the future expense will be dependant on completion of the valuation of the fair value of assets acquired and liabilities assumed. The Company does not have any indefinite lived intangible assets.

During 2005, the Company initiated a multi-year ERP project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. Implementation of the system began during 2007, at which time the Company began amortizing costs capitalized during the application development stage.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 9 —	Debt
Debt consists of the following as of December 31:

	2007	2006

Senior Subordinated Notes	$—	$400,000
Notes payable — bank	1,649	1,717
Deferred gain on termination of fair value hedges	—	2,520

	1,649	404,237
Less: Short-term debt	347	326
Less: Current portion of long-term debt	166	167
Less: Debt to be redeemed	—	402,520

Total long-term debt	$1,136	$1,224

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

The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”), plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver expires on December 20, 2010. At December 31, 2007, there were no borrowings outstanding under the Revolver.

The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum cash flow coverage ratio and (ii) not exceed a certain debt to adjusted earnings ratio. As of December 31, 2007, the Company was in compliance with all of the covenants under the Revolver.

The Company incurred fees and expenses of approximately $0.4 million in 2005 related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense. Unamortized fees of $0.7 million related to the previous revolver were expensed in 2005 and are included in interest expense in the Statements of Consolidated Income.

The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at December 31, 2007 and $1.4 million at December 31, 2006. At December 31, 2007 and 2006, the Company also had a $0.3 million short-term note payable.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Aggregate annual maturities of total debt are as follows:

2008	$513
2009	138
2010	138
2011	138
2012	138
thereafter	584

$1,649

Interest paid on long-term debt was $8.5 million, $37.5 million, and $38.2 million for 2007, 2006 and 2005, respectively. Interest expense has not been allocated to discontinued operations. No interest was capitalized in 2007, 2006 or 2005.

Note 10 —	Financial Instruments
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the anticipated sale during the second quarter of 2008 of cobalt-containing finished products that are priced based on a formula which includes a fixed cobalt price component. These forward purchase contracts have not been designated as hedging instruments under SFAS No. 133. Accordingly, these contracts, with a notional value of $17.3 million, are adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of sales. Fair value is estimated based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price when quoted forward prices are not available. The Company recorded a $6.7 million gain in 2007 related to these contracts. The adjustment to fair value had no cash impact in 2007 as the contracts will be net settled with the counterparty in 2008. These contracts will continue to be marked to fair value until settlement, resulting in additional gains or losses based on changes in the cobalt reference price. The ultimate gain or loss on the forward purchase contracts will be realized upon the net settlement with the counterparty in the second quarter of 2008 when the underlying transactions are scheduled to occur.

During 2006, the Company completed the termination of, and settled for cash, two interest rate swap agreements expiring in 2011. These swap agreements converted $100 million of the fixed 9.25% Notes to a floating rate. The combined pretax loss on the termination of the swaps of $2.9 million was deferred and was being amortized to interest expense through the date on which the swaps were originally scheduled to mature. In previous years, the Company completed the termination of, and settled for cash, other interest rate swap agreements, resulting in an aggregate pretax gain of $8.0 million that was deferred and was being amortized to interest expense through the date on which the swaps were originally scheduled to mature. In connection with the redemption of the Notes on March 7, 2007, the Company recognized a net gain on the terminated interest rate swaps of $2.5 million.

The Company also holds financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments.

Accounts receivable potentially subjects the Company to a concentration of credit risk. The Company maintains significant accounts receivable balances with several large customers. At December 31, 2007 receivables from the five largest customers represented 7% of the Company’s net accounts receivable. Generally, the company does not obtain security from its customers in support of accounts receivable. Historically, minimal credit losses have been incurred.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Sales to Nichia Chemical Corporation represented approximately 23%, 19% and 19% of net sales in 2007, 2006 and 2005, respectively. Sales to Luvata Pori Oy were approximately 11% of net sales in 2006. No other customer individually represented more than 10% of net sales for any period presented. Sales to the top five customers represented approximately 40% of net sales in 2007. The loss of one or more of these customers, or any decrease in sales to any of these customers, could have a material adverse effect on the Company’s business, results of operations or financial position.

Note 11 —	Income Taxes
Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following:

	Year Ended December 31
	2007	2006	2005

United States	$(50,638)	$(72,018)	$(48,325)
Outside the United States	248,893	132,486	30,557

	$198,255	$60,468	$(17,768)

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31
	2007	2006	2005

Current tax provision (benefit):
United States:
Federal	$51,195	$422	$365
State and local	80	150	(105)
Outside the United States	40,792	16,118	4,750

Total current	92,067	16,690	5,010

Deferred tax provision (benefit):
United States	(18,997)	14,077	—
Outside the United States	3,241	(213)	(3,300)
Total deferred	(15,756)	13,864	(3,300)

	$76,311	$30,554	$1,710

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2007	2006	2005

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$198,255	$60,468	$(17,768)

Income taxes at the United States statutory rate (35)%	$69,389	$21,164	$(6,219)
Effective tax rate differential on earnings/losses outside of the United States	(40,775)	(23,966)	(3,061)
Repatriation of foreign earnings	45,709	92,841	46,900
Malaysian tax holiday	(6,975)	(6,963)	(4,899)
Change in deferred tax rates	1,930	—	—
Increase (reversal) of valuation allowance	4,103	(53,026)	—
Income with no related tax expense	—	—	(30,769)
Other, net	2,930	504	(242)

Income tax expense	$76,311	$30,554	$1,710

Effective income tax rate	38.5%	50.5%	−9.6%

Significant components of the Company’s deferred income taxes are as follows:

	December 31
	2007	2006

Current asset — operating accruals	$7,131	$7,892
Current asset — federal operating loss and credit carryforwards	—	71,812
Current liability — earnings repatriation	—	(95,840)
Current liability — prepaid expenses	(3,069)	(2,503)
Non-current asset — employee benefit and other accruals	16,462	17,843
Non-current asset — state operating loss carryforwards	7,827	10,697
Non-current liability — accelerated depreciation	(24,850)	(9,394)
Non-current liability — pensions	(4,793)	(1,559)
Valuation allowance	(22,048)	(18,762)

Net deferred tax liability	$(23,340)	$(19,814)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2007	2006

Other current assets	$2,867	$—
Other non-current assets	6,507	5,648
Other current liabilities	(3,069)	(21,344)
Deferred income taxes — non-current liabilities	(29,645)	(4,118)

	$(23,340)	$(19,814)

At December 31, 2007, the Company had U.S. state net operating loss carryforwards representing a potential future tax benefit of approximately $7.8 million. These carryforwards expire at various dates from 2009 through 2028. The U.S. federal net operating losses utilized in 2007 and 2006 were $178.9 million and $32.9 million, respectively, primarily due to the repatriation of earnings. The Company has no U.S. federal net operating loss carryforwards at December 31, 2007.

Prior to December 31, 2006, the Company had recorded a valuation allowance against its U.S. net deferred tax assets, primarily related to net operating loss carryforwards, because it was more likely than not that those deferred tax assets would not be realized. However, due primarily to the redemption of the Notes in March 2007, the Company decided to repatriate the undistributed earnings of certain European subsidiaries during the first quarter of 2007. Previously, the Company had planned to permanently reinvest such undistributed earnings overseas. As a result of the plan to repatriate, the Company recorded a deferred tax liability and reversed a portion of the valuation allowance in 2006. During 2007, the Company repatriated $528.5 million and recorded an additional tax liability of $45.7 million. The additional $45.7 million tax liability recorded in 2007 was due to the repatriation of the proceeds from the sale of the Nickel business and other cash amounts, which in the aggregate were in excess of undistributed earnings overseas at December 31, 2006. This tax liability provides sufficient positive evidence that it is more likely than not that the net deferred tax asset related to temporary differences that reverse in 2008 and 2009 will be realized. Because there has been no fundamental change in the Company’s U.S. operations, it is more likely than not that deferred tax assets related to state and local net operating loss carryforwards and temporary differences that will reverse beyond 2009 will not be realized, and therefore the Company has recorded a valuation allowance against those deferred tax assets.

The Company has not provided additional United States income taxes on approximately $140.1 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This arrangement, which expires on December 31, 2011, reduced income tax expense by $7.0 million, $7.0 million and $4.9 million for 2007, 2006, and 2005, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.23, $0.24 and $0.17 in 2007, 2006 and 2005, respectively.

During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired, resulting in $9.8 million of tax expense related to income earned in the DRC.

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

assessments resulting from such examinations for which an accrual has not been previously provided, and the Company would vigorously contest any material assessment. While the examinations are ongoing, the Company believes that any potential assessment would not materially affect the Company’s financial condition or results of operations.

Income tax payments were $75.1 million, $24.7 million and $37.0 million in 2007, 2006 and 2005, respectively.

The Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, the Company recognized a $0.5 million liability which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2.1
Additions for tax positions related to the current year	8.0
Additions for tax positions of prior years	0.3
Reductions for tax positions of prior years	(0.1)
Settlements	—

Balance at December 31, 2007	$10.3

If recognized, all uncertain tax positions would affect the effective tax rate. At December 31, 2007, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. During the year ended December 31, 2007, the Company recognized approximately $0.7 million in interest and penalties, all of which is accrued at December 31, 2007.

At December 31, 2007, the liability for unrecognized tax benefits includes $0.2 million for uncertain tax positions for which it is reasonably possible that the unrecognized tax position will decrease within the next twelve months. These unrecognized tax benefits relate to mark-ups on management charges and may decrease upon completion of examination by taxing authorities.

Note 12 —	Pension and Other Post-Retirement Benefit Plans
The Company sponsors a defined contribution plan covering all eligible U.S. employees. To be eligible for the plan, an employee must be a full-time associate and at least 21 years of age. Company contributions are determined by the board of directors annually and are computed based upon participant compensation. The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain employees to restore benefit levels to employees whose benefits have been limited by the defined contribution plan due to IRS limitations. Aggregate defined contribution plan expenses were $2.7 million, $2.4 million and $2.2 million in 2007, 2006 and 2005, respectively. Company contributions are directed by the employee into various investment options. Prior to 2007, Company stock was an investment option. All Company stock was transferred to other investments as of December 31, 2007. At December 31, 2006, the plan had invested in 35,083 shares, or $1.6 million, of the Company’s common stock based on the market price of the common stock on that date.

The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. The Company also has an unfunded obligation to its former Chief Executive Officer in settlement of an unfunded supplemental executive retirement plan (“SERP”) and other unfunded post-

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

retirement benefit plans (“OPEB”), primarily health care and life insurance for certain employees and non-employees in the United States. The Company uses an October 31 measurement date for both its pension and post-retirement benefit plans.

The non-U.S. plans are not significant and relate primarily to liabilities of the acquired Borchers entities.

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	2007	2006

U.S. Plans
Weighted-average discount rate	5.50%	5.50%
Expected return on pension plan assets	7.00%	8.75%
Projected health care cost trend rate	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	6.00%
Year ultimate health care trend rate is achieved	2012	2011
Non U.S. Plans
Weighted-average discount rate	5.0% - 5.25%	n/a
Expected return on pension plan assets	5.0% - 6.0%	n/a

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

The Company’s U.S. pension plan weighted-average asset allocations and target allocation by asset category are as follows:

	Target	December 31,
	Allocation	2007	2006

Equity securities	50%	54%	47%
Debt securities	50%	45%	53%
Cash	—	1%	—

Total assets	100%	100%	100%

The Company’s investment objective for defined benefit plan assets is to meet the plan’s benefit obligations, without undue exposure to risk. The investment strategy focuses on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. The Investment Committee oversees the investment allocation process, which includes the selection and evaluation of the investment manager, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance. During 2006, the Company reviewed the investment allocations and changed the target allocations. As a result of the change in the target allocation, the expected return on pension plan assets assumption for 2007 decreased to 7.0% from the 8.75% assumption used in 2006.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007

Service cost	$—	$—	$—	$4
Interest cost	1,317	1,272	1,246	8
Amortization of unrecognized net loss	302	269	214	—
Expected return on plan assets	(788)	(922)	(575)	(2)
Amortization of unrecognized prior service cost	—	—	172	—
Amortization of unrecognized net transition (asset) obligation	—	9	(369)	—
SERP expense related to former CEO	—	1,413	2,919	—

	$831	$2,041	$3,607	$10

	Other Post-retirement Benefits
	U.S. Plans
	2007	2006	2005

Service cost	82	131	69
Interest cost	264	242	252
Net amortization	40	40	40

	$386	$413	$361

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2007	2006	2007

Change in benefit obligation
Projected benefit obligation at beginning of year	$(24,902)	$(22,737)	$—
Service cost	—	—	(4)
Interest cost	(1,317)	(1,272)	(8)
Actuarial loss (gain)	171	(673)	(9)
Benefits paid	904	997	14
Acquisition	—	—	(1,866)
Foreign currency exchange rate changes	—	—	(64)
SERP payments (increase) related to former CEO	672	(1,217)	—

Projected benefit obligation at end of year	$(24,472)	$(24,902)	$(1,937)

Change in plan assets
Fair value of plan assets at beginning of year	$10,940	$9,951	$—
Actual return on plan assets	1,025	922	2
Employer contributions	1,625	1,064	251
Acquisition	—	—	81
Foreign currency exchange rate changes	—	—	10
Benefits paid	(904)	(997)	(14)

Fair value of plan assets at end of year	$12,686	$10,940	$330

Funded status — plan assets less than benefit obligations	$(11,786)	$(13,962)	$(1,607)

Recognized in accumulated other comprehensive income:
Net actuarial loss	$8,744	$9,453	$9

Amounts not yet recognized as a component of net postretirement benefit cost	$8,744	$9,453	$9

Amounts recorded in the balance sheet consist of:
Accrued benefit liability	$(11,786)	$(13,962)	$(1,607)
Accumulated other comprehensive loss	8,744	9,453	9

Net amount recognized	$(3,042)	$(4,509)	$(1,598)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Other Post-retirement Benefits
	U.S. Plans
	2007	2006

Change in benefit obligation
Projected benefit obligation at beginning of year	$(4,988)	$(4,514)
Service cost	(82)	(131)
Interest cost	(264)	(242)
Actuarial loss	(1,131)	(391)
Benefits paid	385	290

Projected benefit obligation at end of year	$(6,080)	$(4,988)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	385	290
Benefits paid	(385)	(290)

Fair value of plan assets at end of year	$—	$—

Funded status — plan assets less than benefit obligations	$(6,080)	$(4,988)

Recognized in accumulated other comprehensive income:
Net actuarial gain	$1,431	$301
Prior service cost	231	271

Amounts not yet recognized as a component of net postretirement benefit cost	$1,662	$572

Amounts recorded in the balance sheet consist of:
Accrued benefit liability	$(6,080)	$(4,988)
Accumulated other comprehensive loss	1,662	572

Net amount recognized	$(4,418)	$(4,416)

The accumulated benefit obligation at December 31, 2007 and 2006 equals the projected benefit obligation at December 31, 2007 and 2006 for the U.S. plans as those defined benefit plans are frozen and no additional benefits are being accrued. The accumulated benefit obligation at December 31, 2007 and 2006 approximates the projected benefit obligation at December 31, 2007 and 2006 for the non-U.S. plans. The non-U.S. defined benefit plans are active and additional benefits are being accrued.

The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates.

The Company expects to contribute $1.5 million to its pension plans in 2008.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Future pension and other post-retirement benefit payments expected to be paid are as follows:

		Other
		Postretirement
Expected Benefit Payments	Pension	Benefits

2008	$1,855	$383
2009	$1,822	$413
2010	$1,835	$413
2011	$1,870	$420
2012	$1,825	$393
2013-2017	$9,295	$1,939

The expected other post-retirement benefits payments included above are net of expected Medicare subsidy receipts of approximately $0.5 million, to be received over the 10 year period 2008 — 2017.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

		Other
		Postretirement
	Pension	Benefits

Net actuarial loss	$277	$609
Prior service cost	—	40

Total	$277	$649

Assumed health care cost trend rates may have a significant effect on the amounts reported for other post-retirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease

Benefit cost	$84	$(66)
Projected benefit obligation	$897	$(734)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 13 —	Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and
		Losses, Net	Unrealized		Accumulated
	Foreign	on Cash Flow	Gain on	Pension and	Other
	Currency	Hedging	Available for	Post-Retirement	Comprehensive
	Translation	Derivatives	Sale Securities	Obligation	Income (Loss)

Balance January 31, 2005	25,065	3,475	930	(8,183)	21,287
Reclassification adjustments	(723)	(3,475)	(930)	—	(5,128)
Current period credit (charge)	(5,642)	1,289	4,745	(1,071)	(679)
Deferred taxes	—	(335)	—	—	(335)

Balance December 31, 2005	18,700	954	4,745	(9,254)	15,145
Reclassification adjustments	—	(954)	(4,745)	—	(5,699)
Current period credit (charge)	10,394	12,941	—	(199)	23,136
Deferred taxes	—	(3,117)	—	—	(3,117)
Adoption of SFAS No. 158	—	—	—	(572)	(572)

Balance December 31, 2006	29,094	9,824	—	(10,025)	28,893
Reclassification adjustments	—	(875)	—	—	(875)
Current period credit (charge)	4,465	3,340	—	(390)	7,415
Disposal of Nickel business	(15,479)	(12,289)	—	—	(27,768)

Balance December 31, 2007	$18,080	$—	$—	$(10,415)	$7,665

During 2005, $0.7 million which had been included as a component of foreign currency translation in Accumulated other comprehensive income was charged to foreign exchange loss in the Statements of Consolidated Income pursuant to the liquidation of an entity in Thailand.

Note 14 —	Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations before cumulative effect of change in accounting principle for the years ended December 31:

	2007	2006	2005

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$111,539	$23,623	$(12,350)
Weighted average shares outstanding	29,937	29,362	28,679
Dilutive effect of stock options and restricted stock	339	216	—

Weighted average shares outstanding — assuming dilution	30,276	29,578	28,679

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$3.73	$0.80	$(0.43)

Income (loss) per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$3.68	$0.80	$(0.43)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the computation of basic and dilutive net income per common share for the years ended December 31:

	2007	2006	2005

Net income	$246,866	$216,073	$38,891
Weighted average shares outstanding	29,937	29,362	28,679
Dilutive effect of stock options and restricted stock	339	216	—

Weighted average shares outstanding — assuming dilution	30,276	29,578	28,679

Net income per common share	$8.25	$7.36	$1.36

Net income per common share — assuming dilution	$8.15	$7.31	$1.36

Due to the net loss in 2005, 1.6 million shares of unvested stock options and restricted stock that could potentially dilute income (loss) per common share from continuing operations before cumulative effect of change in accounting principle in the future were not included in the computation because to do so would have been antidilutive.

Note 15 —	Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan supersedes and replaces the 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). The 1998 Plan and 2002 Plan terminated upon stockholder approval of the 2007 Plan, such that no further grants may be made under either the 1998 Plan or the 2002 Plan. The terminations will not affect awards already outstanding under the 1998 Plan or the 2002 Plan, which consist of options and restricted stock awards. All options outstanding under each of the 1998 Plan and the 2002 Plan have 10-year terms and have an exercise price of not less than the per share fair market value, measured by the average of the high and low price of the Company’s common stock on the NYSE on the date of grant.

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

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company has selected the Black-Scholes option-pricing model and will recognize compensation expense on a straight-line method over the awards’ vesting period. Previously, the Company expensed share-based payments under the provisions of SFAS No. 123.

SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation while SFAS No. 123 had permitted the Company to recognize forfeitures as an expense reduction upon occurrence. The adjustment to apply estimated forfeitures to previously recognized share-based compensation

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

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

The Statements of Consolidated Income include share-based compensation expense for option grants and restricted stock awards granted to employees as a component of Selling, general and administrative expenses of $7.2 million, $5.2 million and $3.5 million in 2007, 2006 and 2005, respectively. The income tax benefit recognized in the income statement for share based compensation expense was $1.8 million for 2007. No tax benefit was realized during 2006 or 2005. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting of all unvested stock options and time-based and performance-based restricted stock previously granted to those employees. The Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.7 million, $0.8 million and $0.5 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, there was $9.1 million of unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $5.6 million in 2008, $3.3 million in 2009 and $0.2 million in 2010 as a component of Selling, general and administrative expenses. There is no unrecognized compensation expense related to the Nickel business. Unearned compensation expense is recognized over the vesting period for the particular grant. Unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures.

In connection with the exercise of stock options previously granted, the Company received cash payments of $11.3 million in 2007, $11.6 million in 2006 and $0.1 million in 2005. SFAS 123R requires that excess tax benefits be recognized as an increase to additional paid-in capital. The exercise of stock options during 2007 resulted in a $1.7 million increase in additional paid-in capital. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.

Beginning in 2007, non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. Shares awarded under the plan are fully vested and are not subject to any restrictions. For purposes of determining the number of shares of common stock to be issued, the shares are measured using the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 1,919 shares during the fourth quarter of 2007.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During 2007 and 2006, the Company granted stock options to purchase 184,750 and 144,700 shares of common stock, respectively. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.

In June 2005, as an inducement to join the Company, the CEO was granted options to purchase 254,996 shares of common stock, of which options for 80,001 shares vested on May 31, 2006, options for 85,050 shares vested on May 31, 2007 and options for 89,945 shares vest on May 31, 2008, subject to the CEO remaining employed by the Company on that date. The options that vested in 2006 have an exercise price equal to the market price of the Company’s common stock on the date of grant ($24.89). The options that vested in 2007 and will vest in 2008 have

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

exercise prices set above the grant date market price of the Company’s common stock ($28.67 and $33.67, respectively).

The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2007	2006	2005

Risk-free interest rate	4.7%	4.9%	4.0%
Dividend yield	—	—	—
Volatility factor of Company common stock	0.47	0.47	0.44
Weighted-average expected option life (years)	6.0	6.1	5.0
Weighted-average grant-date fair value	$26.24	$14.97	$9.61

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

The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Non-vested at December 31, 2006	439,008	$11.60
Non-vested at December 31, 2007	364,343	$18.46
Granted during 2007	184,750	$26.24
Vested during 2007	254,665	$12.18
Vested during 2006	324,316	$11.12
Vested during 2005	216,666	$11.99
Forfeited during 2007	4,750	$47.61

The fair value of options that vested during 2007, 2006 and 2005 was $3.1 million, $3.6 million and $2.6 million, respectively. The intrinsic value of options exercised during 2007, 2006 and 2005 was $6.4 million, $8.2 million and $1.3 million, respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of the Company’s stock option activity for 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	894,703	$32.40
Granted	184,750	51.16
Exercised	(308,021)	36.53
Expired unexercised	(11,000)	54.76
Forfeited	(4,750)	47.61

Outstanding at December 31, 2007	755,682	$34.88	7.67	$17,170,998
Vested or expected to vest at December 31, 2007	748,952	$34.81	7.66	$17,072,619
Exercisable at December 31, 2007	391,339	$29.85	6.93	$10,884,737

Restricted Stock — Performance-Based Awards
During 2007 and 2006, the Company awarded 86,854 and 99,520 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. Of the 86,854 shares awarded during 2007, 80,600 shares will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target for the Specialties business segment during any one of the years in the three-year period ending December 31, 2009. The target for the 6,254 shares was not met for the year ended December 31, 2007.

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

In connection with the sale of the Nickel business, the Company entered into an agreement with a Nickel employee that provided for the acceleration of vesting at the “target” performance level for unvested performance-based restricted stock previously granted to that employee. As a result, during 2007, 3,825 shares of performance-based restricted stock vested and 3,825 shares of performance-based restricted stock were forfeited.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of the Company’s performance-based restricted stock awards for 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2007	95,900	$28.93
Granted	86,854	42.13
Vested	(3,825)	28.80
Forfeited	(7,865)	32.65

Non-vested at December 31, 2007	171,064	$35.46
Expected to vest at December 31, 2007	164,810

Restricted Stock — Time-Based Awards
During 2007 and 2006, the Company awarded 24,360 and 23,300 shares, respectively, of time-based restricted stock that vest three years from the date of grant subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awarded in 2007 and 2006, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $1.2 million and $0.7 million, respectively. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

In connection with the sale of the Nickel business, the Company entered into an agreement with a Nickel employee that provided for the acceleration of vesting for unvested time-based restricted stock previously granted. As a result, during 2007, 2,100 shares of unvested time-based restricted stock vested.

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

A summary of the Company’s time-based restricted stock awards for 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2007	188,494	$25.39
Granted	24,360	$51.16
Vested	(2,100)	$28.76
Forfeitures	(1,250)	$43.10

Non-vested at December 31, 2007	209,504	$28.25
Expected to vest at December 31, 2007	209,159	$28.24

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 16 —	Commitments and Contingencies
The Company received a letter, dated February 11, 2008, from the Ministry of Mining of the government of the DRC with respect to the Company’s joint venture smelter operations in the DRC. The letter contains the results of an inter-ministerial review of the joint venture’s contracts, which review was undertaken as part of a broader examination of mining contracts in the DRC to determine whether any such contracts need to be revisited and whether adjustments are recommended to be made. The Company is currently reviewing the contents of the letter and preparing its response, which is due by March 5, 2008, and believes that any potential impact is not reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

During 2007, the Company entered into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company entered into two-year agency and distribution agreements for nickel salts.

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

During 2005, the Company reversed a $5.5 million tax contingency accrual that was originally established in July 2003 upon the sale of PMG as the liability was no longer considered probable. The contingency relates to a tax matter in Brazil for which the Company has indemnified the PMG buyer under terms of the PMG sale agreement. This case was heard during the fourth quarter of 2007 and a favorable ruling was received; therefore this contingency has been resolved.

During 2007, the Company became aware of two contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of OMG to the extent the matters relate to the period from 2001-2003 during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that they are reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at December 31, 2007, would be up to $24.3 million and would be recorded in discontinued operations.

The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

probable that a liability has been incurred. The Company’s expense related to environmental liabilities was $4.9 million in 2007, $4.2 million in 2006 and $2.8 million in 2005. At December 31, 2007 and 2006 the Company has recorded environmental liabilities of $4.9 million and $8.0 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. The Company has recorded $3.2 million in other current liabilities and $1.7 million in Other non-current liabilities as of December 31, 2007.

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

Note 17 —	Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $5.2 million in 2007, $4.3 million in 2006 and $4.2 million in 2005.

Future minimum payments under noncancellable operating leases, including REM and Borchers, at December 31, 2007 are as follows for the year ending December 31:

2008	$4,472
2009	4,123
2010	3,831
2011	1,636
2012	1,609
2013 and thereafter	8,317

Total minimum lease payments	$23,988

Note 18 —	Reportable Segments and Geographic Information
As a result of the sale of the Nickel business on March 1, 2007, the Company’s consolidated financial statements, accompanying notes and other information provided in this Form 10-K reflect the Nickel segment as a discontinued operation for all periods presented. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd.

After reclassifying the Nickel segment to discontinued operations, the Company has one remaining operating segment — Specialties. The Specialties segment includes products manufactured using cobalt and other metals such as copper, zinc, manganese, and calcium. In late 2005, the Company began a strategic transformation away from commodity-based businesses and markets to value-added, specialty businesses and markets. The sale of the Company’s Nickel business, discussed above, was part of the transformation. Pursuant to the transformation, the Vice President and General Manager of the Specialties segment established three business units that represent product line groupings around end markets: Advanced Organics, Inorganics and Electronic Chemicals. The Specialties segment also includes certain other operations, primarily the DRC smelter operations, which are not classified into one of these groupings. The Company’s products are sold in various forms such as solutions, crystals and powders. The Company’s products are essential components in numerous complex chemical and industrial processes and are used in many end markets.

On October 1, 2007, the Company acquired Borchers, a European-based specialty coatings additive supplier that offers products to enhance the performance of coatings and ink systems from the production stage through customer

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

end use. Borchers has locations in Germany and France. The Borchers operations are included with the Company’s existing Advanced Organics product line grouping from the date of acquisition. The results of operations of Borchers are included in the Company’s results beginning October 1, 2007.

On December 31, 2007, the Company acquired REM. The REM businesses consist of its Printed Circuit Board business, Ultra-Pure Chemicals business, and its Photomasks business. The businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers and have locations in the United States, the United Kingdom, France, Taiwan, Singapore and China. The financial position of REM is included in the consolidated balance sheet as of December 31, 2007.

As a result of the acquisition of REM, beginning January 1, 2008, the Company reorganized its management structure and external reporting around two reportable segments: Specialty Chemicals and Advanced Materials. However, as discussed above, the Company operated only the Specialties segment throughout 2007.

Corporate is comprised of general and administrative expenses not allocated to Specialties.

The following table reflects the 2007, 2006 and 2005 sales for the product line groupings within Specialties:

	2007	2006	2005

Net Sales
Inorganics	$717,605	$422,496	$400,921
Advanced organics	194,620	151,114	157,195
Electronic chemicals	109,276	86,494	59,411

	$1,021,501	$660,104	$617,527

Sales to one customer represented approximately 23%, 19% and 19% of net sales in 2007, 2006 and 2005, respectively. In addition, sales to another customer were approximately 11% of net sales in 2006. There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Australia, Finland and Russia, as well as increased demand in developing countries may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country.

While its primary manufacturing site is in Finland, the Company also has manufacturing and other facilities in North America, Europe and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 24% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	2007	2006	2005

Business Segment Information
Net Sales
Specialties	$1,021,501	$660,104	$617,527

Operating profit (loss)
Specialties	$232,042	$115,349	$36,124
Corporate(a)	(35,807)	(40,090)	(11,012)

	$196,235	$75,259	$25,112

Interest expense	$(7,820)	$(38,659)	$(41,064)
Loss on redemption of Notes	(21,733)	—	—
Interest income	23,922	8,566	1,904
Foreign exchange gain (loss)	8,100	3,661	(4,580)
Gain on sale of investment	—	12,223	—
Other (expense) income, net	(449)	(582)	860

	2,020	$(14,791)	$(42,880)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$198,255	$60,468	$(17,768)

Expenditures for property, plant & equipment
Specialties	$19,357	$14,547	$13,386

Depreciation and amortization
Specialties	$32,333	$30,867	$30,676
Corporate	896	974	1,917

	$33,229	$31,841	$32,593

Total assets
Specialties	$1,034,025	$826,488
Corporate	41,866	194,054
REM	393,319	—
Assets of discontinued operations	—	597,682

	$1,469,210	$1,618,224

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

		Long-Lived
	Net Sales(b)	Assets(c)

Geographic Region Information
2007
Finland	$373,148	$76,491
United States	178,894	47,298
Japan	313,195	80
Other	156,264	95,273
Democratic Republic of the Congo	—	69,692

	$1,021,501	$288,834

2006
Finland	$209,603	$75,257
United States	147,395	32,347
Japan	189,493	77
Other	113,613	23,047
Democratic Republic of the Congo	—	80,225

	$660,104	$210,953

2005
Finland	$171,190
United States	177,275
Japan	178,887
Other	90,175
Democratic Republic of the Congo	—

	$617,527

(a)	In 2006, the Corporate loss includes a $3.2 million charge related to the settlement of litigation with the Company’s former CEO. In 2005, the Corporate loss includes $27.5 million of income related to the receipt of net insurance proceeds after legal expenses, charges totaling $9.6 million related to the departure of the Company’s former CEO and former CFO and $4.6 million of income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation.

(b)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.

(c)	Long-lived assets consists of property, plant and equipment, net and includes a preliminary allocation of $79.7 million related to REM. The Company has not yet completed its evaluation of the fair value of assets acquired.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 19 —	Quarterly Results of Operations (Unaudited)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$216,196	$231,298	$264,640	$309,367	$1,021,501
Gross profit	$72,244	$83,677	$73,138	$84,185	$313,244
Income (loss) from continuing operations	$(18,541)	$44,132	$39,507	$46,441	$111,539
Income (loss) from discontinued operations, net of tax	61,019	1,904	(1,412)	1,546	63,057
Gain (loss) on sale of discontinued operations, net of tax	72,289	(19)	—	—	72,270

Net income	$114,767	$46,017	$38,095	$47,987	$246,866

Net income (loss) per common share — basic
Continuing operations	$(0.63)	$1.48	$1.32	$1.55	$3.73
Discontinued operations	4.48	0.06	(0.05)	0.05	4.52

Net income	$3.85	$1.54	$1.27	$1.60	$8.25

Net income (loss) per common share — assuming dilution
Continuing operations	$(0.63)	$1.46	$1.30	$1.53	$3.68
Discontinued operations	4.48	0.06	(0.04)	0.05	4.47

Net income	$3.85	$1.52	$1.26	$1.58	$8.15

In the first quarter of 2007, the Company recognized a pre-tax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively. The first quarter of 2007 also includes a $21.7 million loss ($14.1 million after tax) on redemption of the Notes, and income tax expense of $38.8 million related to repatriation of cash from foreign entities for the redemption of the Notes in March 2007.

The second quarter of 2007 includes $2.0 million in legal fees for a lawsuit the Company filed related to the unauthorized use by a third-party of proprietary information and a $1.1 million charge to increase the environmental liability due to a change in the estimate to complete the environmental remediation activities at the Company’s closed Newark, New Jersey site. Income from continuing operations also reflects the extension of the tax holiday in Malaysia retroactive to January 1, 2007, which resulted in a reduction in income tax expense in the second quarter of $3.6 million, of which $2.7 million relates to and would have been recorded in the first quarter of 2007 if the extension had been granted during the first quarter of 2007.

The third quarter of 2007 includes a $3.5 million charge to increase the estimated environmental remediation liability related to the Newark, New Jersey site and $1.2 million in legal fees for a lawsuit the Company filed related to the unauthorized use by a third-party of proprietary information.

The fourth quarter of 2007 includes the results of Borchers. The fourth quarter of 2007 also includes income tax expense of $18.6 million, or an effective income tax rate of 28.1%, which includes $9.8 million of expense related to income earned in the DRC. During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$142,447	$175,156	$170,420	$172,081	$660,104
Gross profit	$34,154	$50,535	$53,175	$46,803	$184,667
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$2,744	$24,085	$13,830	$(17,036)	$23,623
Income from discontinued operations, net of tax	15,142	29,030	74,178	73,813	192,163
Cumulative effect of change in accounting principle	287	—	—	—	287

Net income	$18,173	$53,115	$88,008	$56,777	$216,073

Net income (loss) per common share — basic
Continuing operations	$0.09	$0.82	$0.47	$(0.58)	$0.80
Discontinued operations	0.52	0.99	2.53	2.51	6.55
Cumulative effect of change in accounting principle	0.01	—	—	—	0.01

Net income	$0.62	$1.81	$3.00	$1.93	$7.36

Net income (loss) per common share — assuming dilution
Continuing operations	$0.09	$0.82	$0.47	$(0.58)	$0.80
Discontinued operations	0.52	0.98	2.50	2.51	6.50
Cumulative effect of change in accounting principle	0.01	—	—	—	0.01

Net income	$0.62	$1.80	$2.97	$1.93	$7.31

The first quarter of 2006 includes $0.3 million of income related to the cumulative effect of a change in accounting principle for the adoption of SFAS No. 123R, “Share-Based Payments.” See further discussion of the adoption of SFAS No. 123R in Note 15.

The second quarter of 2006 includes a $12.0 million gain related to the sale of common shares of Weda Bay Minerals, Inc. The net book value of the investment was zero due to a permanent impairment charge recorded in prior years. The second quarter also includes an additional $1.0 million reserve provided against the note receivable from our joint venture partner in the DRC.

The fourth quarter of 2006 includes a $1.8 million charge for the settlement of litigation related to the termination of the Company’s former chief executive officer.

In the fourth quarter of 2006, the effective income tax rate for the full year 2006 for continuing operations was adjusted to 50.5% from 19.2%. The adjustment relates primarily to providing additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries as of December 31, 2006. The taxes provided on such earnings were partially offset by the reversal of the valuation allowance against certain operating loss carryforwards. Previously, the Company’s intent was for such earnings to be reinvested by the subsidiaries indefinitely. However, due primarily to the planned redemption of the Notes in March 2007 the Company determined it would repatriate such undistributed earnings to the United States during 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, due solely to the material weakness in the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report present fairly in all material respects the Company’s financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting solely as a result of the following material weakness:

•	The Company did not maintain effective controls over its accounting for income taxes. This material weakness resulted in adjustments during the year-end audit process to income tax expense and accrued income taxes.

On October 1, 2007, the Company acquired Borchers, a European-based specialty coatings additive supplier. On December 31, 2007, the Company completed the acquisition of REM from Rockwood Specialties Group, Inc. Due to the close proximity of the completion date of the acquisitions to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management did not include Borchers and REM in its assessment of internal control over financial reporting.

The total combined assets of Borchers and REM represented 28% of the Company’s total assets as of December 31, 2007.

The operating results of Borchers are included in the Company’s financial statements from the date of acquisition. The assets and liabilities of REM are included in the Company’s Consolidated Balance Sheet at December 31, 2007. Operating results of REM will be included in the Company’s financial statements beginning January 1, 2008.

Changes in Internal Controls
Management previously identified a material weakness with respect to the Company’s accounting for income taxes in 2006 and addressed this material weakness by identifying and implementing additional enhancements to the related control procedures and by hiring a third-party service provider to review the Company’s tax provision. However, these remediation steps implemented during 2007 did not adequately remediate the material weakness in accounting for income taxes.

In light of the continuation of the material weakness described above in 2007, the Company plans to implement additional review and control procedures to ensure compliance with SFAS No. 109, FIN No. 48, and other applicable rules and regulations with respect to tax matters. The Company believes that such actions will remediate the material weakness in 2008.

There were no other changes in the Company’s internal control over financial reporting in connection with the Company’s fourth quarter 2007 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to directors of the Company will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2008 Annual Meeting of Stockholders of the Company (the “2008 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Information with respect to the Company’s audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2008 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics, the Company’s corporate governance principles and all committee charters are posted on the Corporate Governance portion of the Company’s website (www.omgi.com). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Troy Dewar, Director of Investor Relations.

In accordance with New York Stock Exchange rules, on June 5, 2007, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.  Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2008 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2008 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners” and is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2007.

			Number of securities
			remaining available for
			future issuance under
	Number of securities		equity compensation plans
	to be issued upon	Weighted-average	(excluding securities
	exercise of	exercise price of	issuable under
	outstanding options	outstanding options	outstanding options)

Equity Compensation Plans Approved by the Stockholders	748,952	$34.81	2,998,081
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—

(a)	As an inducement to join the Company, on June 30, 2005, the Chief Executive Officer was granted options to purchase 88,934 shares of common stock that are not covered by the equity compensation plans approved by the Company’s stockholders. These options have an exercise price of $33.67 per share (the market price of Company stock on the grant date was $24.89) and will become exercisable on May 31, 2008 if the Chief Executive Officer remains employed by the Company on that date. The options have an expiration date of June 13, 2015.

Item 13.	Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2008 Proxy Statement under the headings “Corporate Governance and Board Matters — Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2008 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1) The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2007 and 2006

Statements of Consolidated Income for the years ended December 31, 2007, 2006 and 2005

Statements of Consolidated Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

Statements of Consolidated Cash Flows for the years ended December 31, 2007, 2006 and 2005

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation of the Company.‡

3.2	Amended and Restated Bylaws of the Company.

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company.‡

4.2	Revolving Credit Agreement, dated as of December 20, 2005, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed March 9, 2006).

4.3	First Amendment to the Revolving Credit Agreement, dated as of November 10, 2006, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed February 28, 2007).

4.4	Second Amendment to the Revolving Credit Agreement, dated as of January 31, 2007, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed February 28, 2007).

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993.‡

*10.2	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.3	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.4	Amendment to OM Group, Inc. Benefit Restoration Plan (frozen Post-2004/Pre-2008 Terms) effective as of January 1, 2005.

10.5	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc.

*10.6	OM Group, Inc. Bonus Program for Key Executives and Middle Management.‡

+10.7	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

++10.8	Contract for the Sale of Cobalt Copper Concentrate between OMG Kokkola Chemicals Oy and Central Trading of Africa Ltd dated October 4, 2007.

+10.9	Long Term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.14).

+10.10	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.14).

+10.11	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.14).

*10.12	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

*10.13	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

*10.14	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.15	Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.16	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace dated May 26, 2005 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on June 2, 2005).

*10.17	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.18	Employment Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated September 8, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

*10.19	Severance Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

*10.20	Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005).

*10.21	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed May 5, 2006).

*10.22	Form of Restricted Stock Agreement for Joseph M. Scaminace under the 1998 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.23	Form of Restricted Stock Agreement (time-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.24	Form of Restricted Stock Agreement (performance-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.25	Employment Agreement by and between OM Group, Inc. and Kenneth Haber dated March 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2006).

*10.26	Form of Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.27	Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.28	Amendment No. 1, effective November 13, 2006, to Employment Agreement dated May 26, 2005 between Joseph M Scaminace and OM Group, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.29	Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.30	Amended and Restated Severance Agreement dated as of November 13, 2006 between OM Group, Inc. and Valerie Gentile Sachs (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.31	Retention and Severance Agreement by and between OM Group, Inc. and Marcus P. Bak dated February 9, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.32	Stock Purchase Agreement Among OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, OMG Finland Oy, OM Group, Inc., Norilsk Nickel (Cyprus) Limited And OJSC MMC Norilsk Nickel (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

*10.33	OM Group, Inc. 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2007).

*10.34	Form of Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.35	Form of Restricted Stock Agreement (time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.36	Form of Restricted Stock Agreement (performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

12	Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.

++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance upon the Company’s request for confidential treatment in reliance on Rule 24b-2.

‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005
(Dollars in Millions)

	Balance	Charged		Charged
	at	to		to				Balance at
	Beginning	Costs and		Other				End of
Classifications	of Year	Expenses		Accounts		Deductions		Year

2007:
Allowance for doubtful accounts	$1.1	0.5	(1)	—		(0.1	)(4)	$1.5
Income tax valuation allowance	18.8	3.2	(2)	—	(2)	—		22.0
Environmental reserve	8.0	4.9	(3)	0.3	(6)	(8.3	)(5)	4.9

	$27.9	$8.6		$0.3		$(8.4)		$28.4

2006:
Allowance for doubtful accounts	$1.4	0.5	(1)	(0.1	)(6)	(0.7	)(4)	$1.1
Income tax valuation allowance	78.0	—		—		(59.2	)(2)	18.8
Environmental reserve	8.8	4.2	(3)	(0.5	)(6)	(4.5	)(5)	8.0

	$88.2	$4.7		$(0.6)		$(64.4)		$27.9

2005:
Allowance for doubtful accounts	$2.0	0.6	(1)	(0.2	)(6)	(1.0	)(4)	$1.4
Income tax valuation allowance	123.1	—		—		(45.1	)(2)	78.0
Environmental reserve	9.5	2.8	(3)	(0.4	)(6)	(3.1	)(5)	8.8
Shareholder litigation accrual	92.0	—		—		(92.0	)(7)	—

	$226.6	$3.4		$(0.6)		$(141.2)		$88.2

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Increase (decrease) in valuation allowance is recorded as a component of the provision for income taxes.

(3)	Provision for environmental costs included in selling, general and administrative expenses.

(4)	Actual accounts written-off against the allowance.

(5)	Actual cash expenditures charged against the accrual.

(6)	Foreign currency translation adjustment.

(7)	Settlement of shareholder class action and shareholder derivative lawsuits.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

OM GROUP, INC

By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 28, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph M. Scaminace Joseph M. Scaminace	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth Haber Kenneth Haber	Chief Financial Officer (Principal Financial Officer)

/s/ Robert T. Pierce Robert T. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Richard W. Blackburn Richard W. Blackburn	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Katharine L. Plourde Katharine L. Plourde	Director

/s/ David L. Pugh David L. Pugh	Director

/s/ William J. Reidy William J. Reidy	Director

/s/ Gordon A. Ulsh Gordon A. Ulsh	Director

/s/ Kenneth Haber Kenneth Haber Attorney-in-Fact