Form 10-Q
period 2008-03-31
OM GROUP INC
filed 2008-05-08
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
216-781-0083
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer ,a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
As of May 1, 2008 there were 30,537,345 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$74,890	$100,187
Accounts receivable, less allowances	237,672	178,481
Inventories	497,643	413,434
Other current assets	87,293	60,655
Interest receivable from joint venture partner	—	3,776

Total current assets	897,498	756,533

Property, plant and equipment, net	277,665	288,834
Goodwill	339,267	322,172
Notes receivable from joint venture partner, less allowance of $5,200 in 2008 and 2007	19,665	24,179
Other non-current assets	68,309	77,492

Total assets	$1,602,404	$1,469,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$363	$347
Current portion of long-term debt	147	166
Accounts payable	247,386	214,244
Accrued income taxes	30,481	32,040
Accrued employee costs	27,676	34,707
Other current liabilities	26,697	25,435

Total current liabilities	332,750	306,939

Long-term debt	48,169	1,136
Deferred income taxes	24,524	29,645
Minority interests	50,124	52,314
Other non-current liabilities	51,305	50,790

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares; issued 30,144,004 in 2008 and 30,122,209 shares in 2007	301	301
Capital in excess of par value	558,004	554,933
Retained earnings	522,753	467,726
Treasury stock (61,541 shares in 2008 and 2007, at cost)	(2,239)	(2,239)
Accumulated other comprehensive income	16,713	7,665

Total stockholders’ equity	1,095,532	1,028,386

Total liabilities and stockholders’ equity	$1,602,404	$1,469,210

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Net sales	$480,795	$216,196
Cost of products sold	344,129	143,952

Gross profit	136,666	72,244
Selling, general and administrative expenses	42,032	25,432

Operating profit	94,634	46,812
Other income (expense):
Interest expense	(360)	(7,105)
Interest income	466	5,198
Loss on redemption of Notes	—	(21,733)
Foreign exchange gain	646	468
Other income (expense), net	90	(246)

	842	(23,418)

Income from continuing operations before income taxes and minority interest	95,476	23,394
Income tax expense	(27,145)	(39,974)
Minority partners’ share of income	(12,742)	(1,961)

Income (loss) from continuing operations	55,589	(18,541)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(369)	61,019
Gain on sale of discontinued operations, net of tax	—	72,289

Total income (loss) from discontinued operations, net of tax	(369)	133,308

Net income	$55,220	$114,767

Net income (loss) per common share — basic:
Continuing operations	$1.85	$(0.63)
Discontinued operations	(0.01)	4.48

Net income	$1.84	$3.85

Net income (loss) per common share — assuming dilution:
Continuing operations	$1.82	$(0.63)
Discontinued operations	(0.01)	4.48

Net income	$1.81	$3.85

Weighted average shares outstanding
Basic	30,074	29,771
Assuming dilution	30,460	29,771
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Three Months Ended March 31,
(In thousands)	2008	2007
Operating activities
Net income	$55,220	$114,767
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	369	(61,019)
Gain on sale of discontinued operations	—	(72,289)
Loss on redemption of Notes	—	21,733
Depreciation and amortization	13,365	8,065
Share-based compensation expense	2,231	1,513
Excess tax benefit on exercise of stock options	(23)	—
Foreign exchange gain	(646)	(468)
Minority partners’ share of income	12,742	1,961
Unrealized gain on cobalt forward purchase contracts	(5,782)	—
Interest income received from consolidated joint venture partner	3,776	—
Other non-cash items	(2,753)	(6,080)
Changes in operating assets and liabilities
Accounts receivable	(59,656)	(27,413)
Inventories	(86,921)	(29,414)
Accounts payable	33,080	33,638
Other, net	(18,652)	20,160

Net cash (used for) provided by operating activities	(53,650)	5,154

Investing activities
Expenditures for property, plant and equipment	(6,725)	(3,660)
Proceeds from loans to consolidated joint venture partner	4,514	—
Proceeds from loans to non-consolidated joint ventures	—	3,104
Net proceeds from the sale of the Nickel business	—	411,142
Transaction fees paid related to acquisitions made in prior periods	(3,375)	—
Expenditures for software	(601)	(795)

Net cash (used for) provided by investing activities	(6,187)	409,791

Financing activities
Payments of revolving line of credit and long-term debt	(23,046)	(400,000)
Borrowings from revolving line of credit	70,000	—
Premium for redemption of Notes	—	(18,500)
Distributions to joint venture partners	(14,934)	(1,350)
Proceeds from exercise of stock options	818	248
Excess tax benefit on exercise of stock options	23	—

Net cash provided by (used for) financing activities	32,861	(419,602)
Effect of exchange rate changes on cash	1,679	1,109

Cash and cash equivalents
Decrease from continuing operations	(25,297)	(3,548)
Discontinued operations — net cash provided by operating activities	—	49,623
Discontinued operations — net cash used for investing activities	—	(1,540)
Balance at the beginning of the period	100,187	282,288

Balance at the end of the period	$74,890	$326,823

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Three Months Ended March 31,
(In thousands)	2008	2007
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,061	29,740
Shares issued under share-based compensation plans	21	60

	30,082	29,800

Common Stock — Dollars
Beginning balance	$301	$297
Shares issued under share-based compensation plans	—	1

	301	298

Capital in Excess of Par Value
Beginning balance	554,933	533,818
Shares issued under share-based compensation plans — employees	817	2,583
Shares issued under share-based compensation plans — non-employee directors	102	—
Excess tax benefit on the exercise of stock options	23	—
Share-based compensation	2,129	2,181

	558,004	538,582

Retained Earnings
Beginning balance	467,726	221,310
Adoption of EITF No. 06-10 in 2008 and FIN No. 48 in 2007	(193)	(450)
Net income	55,220	114,767

	522,753	335,627

Treasury Stock
Beginning balance	(2,239)	(2,239)

	(2,239)	(2,239)

Accumulated Other Comprehensive Income
Beginning balance	7,665	28,893
Foreign currency translation	9,381	(15,165)
Reclassification of hedging activities into earnings, net of tax	—	(9,824)
Unrealized loss on cash flow hedges, net of tax benefit of $117 and $25 in 2008 and 2007, respectively	(333)	(70)

	16,713	3,834

Total Stockholders’ Equity	$1,095,532	$876,102

See accompanying notes to unaudited condensed consolidated financial statements

Notes to Unaudited Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and per share amounts)
Note 1 — Basis of Presentation
OM Group, Inc. (“OMG” or the “Company”) is a diversified global developer, producer and marketer of value-added specialty chemicals and advanced materials that are essential to complex chemical and industrial processes.
The consolidated financial statements include OMG and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a joint venture that has a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has a controlling interest in the joint venture. Minority interest is recorded for the remaining 45% interest.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2008 and the results of its operations, its cash flows and changes in stockholders’ equity for the three months ended March 31, 2008 and 2007 have been included. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
On October 1, 2007, the Company completed the acquisition of Borchers GmbH (“Borchers”). On December 31, 2007, the Company completed the acquisition of the Electronics businesses (“REM”) of Rockwood Specialties Group, Inc. The financial position, results of operations and cash flows of Borchers are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The financial position of REM was included in the Company’s balance sheet at December 31, 2007. The results of operations and cash flows of REM are included in the Unaudited Condensed Consolidated Financial Statements from January 1, 2008.
Unless otherwise indicated, all disclosures and amounts in the Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
Note 2 — Recently Issued Accounting Standards
Accounting Standards adopted in 2008:
SFAS No. 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R “Share Based Payment.”)
SFAS No. 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect market assumptions. SFAS No. 157 classifies these inputs into the following hierarchy:
Level 1 Inputs – Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “The Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
As of January 1, 2008, in accordance with this FSP, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities that are measured at fair value within the financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its results of operations, financial position and related disclosure.
SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included under existing pronouncements.  The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to report any additional assets or liabilities at fair value that were not already reported at fair value. Therefore, the adoption of SFAS No. 159 did not have any impact on the Company’s results of operations, financial position or related disclosures.
EITF No. 06-4: In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to endorsement split-dollar life insurance arrangements. SFAS No. 106 requires the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. The Company adopted EITF No. 06-4 on January 1, 2008. The adoption did not impact have any impact on the Company’s results of operations, financial position or related disclosures.
EITF No. 06-10: In November 2006, the FASB issued EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Statement establishes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “Accounting Principles Board Opinion No. 12, Omnibus Opinion,” if, based on the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The EITF also concluded that an employer should recognize and measure an associated asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company has one arrangement with a former executive under which the Company has agreed to fund a life insurance policy during the former executive’s retirement. The insurance policy is a collateral assignment split-dollar agreement owned by a trust established by the former executive. The collateral assignment provides the Company with an interest in the policy equal to its cumulative premium payments. The Company adopted EITF No. 06-10 on January 1, 2008. The effect of adoption was a $0.2 million cumulative effect adjustment to retained earnings at January 1, 2008.
Accounting Standards Not Yet Adopted
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet as of December 31, 2006. The additional requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet is effective for fiscal years ending after December 15, 2008. The Company currently uses October 31st as the measurement date and will change to December 31st, the date of its fiscal year-end, during the fourth quarter of 2008.
SFAS No. 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. The Company chose to adopt the measurement date requirement in 2008 using the 14-month approach. Under this approach, an additional two months of net periodic benefit cost covering the period between the previous measurement date and the December 31st measurement date will be recognized as an adjustment to equity in the fourth quarter of 2008. The adoption of this measurement date requirement is not expected to have a material impact on the Company’s results of operations, financial position and related disclosure.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company has not determined the effect, if any, the adoption of SFAS No. 160 will have on its results of operations, financial position and related disclosure.
SFAS No. 161: On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will change the disclosures related to derivative instruments held by the Company.
SFAS No. 141R: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R requires restructuring and acquisition-related costs to be recognized separately from the acquisition and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date is on or after the adoption date. Early adoption is not permitted.
Note 3 – Acquisitions
On December 31, 2007, the Company completed the acquisition of REM. The REM businesses, which had combined sales of approximately $200 million in 2007 and employ approximately 700 people worldwide, include its Printed Circuit Board (“PCB”) business, its Ultra-Pure Chemicals (“UPC”) business, and its Photomasks business. The acquired REM businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers and have locations in the United States, the United Kingdom, France, Taiwan, Singapore and China. The acquisition of REM also provides new products and expanded distribution channels for the Company’s Electronic Chemicals offerings.
PCB produces specialty and proprietary chemicals used in the manufacture of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. UPC develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics and microelectronics industries under the Compugraphics brand name.

The total purchase price of $321.0 million, net of cash acquired and including $4.9 million of transaction fees, was funded with existing cash. The purchase price is subject to customary post-closing adjustment.
Under SFAS No. 141, “Business Combinations,” the cost of the acquired business was allocated to the assets acquired and liabilities assumed. In connection with this allocation, the Company recorded a step-up to fair value related to acquired inventories of $1.7 million to reflect manufacturing profit in inventory at the date of the acquisition.  This amount was expensed in the first quarter of 2008 as the acquired inventory was sold in the normal course of business.
The excess of the total purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill and is estimated to be approximately $197.6 million as of March 31, 2008. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary. When the Company completes its evaluation of the fair value of assets acquired and liabilities assumed, including the valuation of any specifically identifiable intangible assets, the allocation will be adjusted accordingly. Goodwill is not deductible for tax purposes.
The preliminary allocation at March 31, 2008 is summarized below:

Accounts receivable	$45,973
Inventory	20,409
Other current assets	23,612
Property, plant and equipment	72,656
Other intangibles	28,246
Other assets	269
Goodwill	197,572

Total assets acquired	388,737

Accounts payable	24,446
Other current liabilities	12,017
Other liabilities	15,489

Total liabilities assumed	51,952

Net assets acquired	$336,785

Cash acquired	15,754

Purchase price, net of cash acquired	$321,031

On October 1, 2007, the Company completed the acquisition of Borchers, a European-based specialty coatings additive supplier, with locations in France and Germany for approximately $20.7 million, net of cash acquired. The Company incurred fees of approximately $1.2 million associated with this transaction.
Note 4 — Discontinued Operations and Disposition of Nickel Business
On November 17, 2006, the Company entered into a definitive agreement to sell its Nickel business to Norilsk. The Nickel business consisted of the Harjavalta, Finland nickel refinery, the Cawse, Australia nickel mine and intermediate refining facility, a 20% equity interest in MPI Nickel Pty. Ltd. and an 11% ownership interest in Talvivaara Mining Company, Ltd. The transaction closed on March 1, 2007 and at closing the Company received cash proceeds of $413.3 million. In addition, the agreement provided for a final purchase price adjustment (primarily related to working capital for the net assets sold), which was determined to be $83.2 million, and was received by the Company in the second quarter of 2007.
The following table sets forth the components of the proceeds from the sale of the Nickel business:

Initial proceeds	$413.3
Final purchase price adjustment	83.2
Transaction costs	(6.5)

$490.0

The agreement also provided for interest on the working capital adjustment from the transaction closing date. For the three months ended March 31, 2007, the Company recorded interest income of $0.6 million which is included in Interest income on the Unaudited Condensed Statements of Consolidated Income.
In the three months ended March 31, 2007, the Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.
Discontinued operations includes share-based incentive compensation expense related to Nickel management that previously had been included in corporate expenses. No interest expense has been allocated to discontinued operations.
Income (loss) from discontinued operations consisted of the following for the three months ended March 31:

	2008	2007
Net sales	$—	$193,091

Income (loss) before income taxes and minority interest	$(243)	$80,503
Income tax expense	126	19,484

Income (loss) from discontinued operations, net of tax	(369)	61,019
Gain on sale of discontinued operations, net of tax	—	72,289

Total income (loss) from discontinued operations	$(369)	$133,308

The loss from discontinued operations for the three months ended March 31, 2008 is primarily due to translating Euro-denominated liabilities to US dollars.
Note 5 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2008	2007
Raw materials and supplies	$235,963	$199,901
Work-in-process	43,847	32,565
Finished goods	217,833	180,968

	$497,643	$413,434

Note 6 — Debt
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. During the first quarter of 2008, the Company borrowed under the Revolver. The outstanding Revolver balance was $47.0 million at March 31, 2008. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.

The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at March 31, 2008 and December 31, 2007. The Company also had a $0.4 million and $0.3 million short-term note payable at March 31, 2008 and December 31, 2007, respectively.
Debt consists of the following:

	March 31,	December 31,
	2008	2007
Revolving credit agreement	$47,000	$—
Notes payable — bank	1,679	1,649

	48,679	1,649
Less: Short-term debt	363	347
Less: Current portion of long-term debt	147	166

Total long-term debt	$48,169	$1,136

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
Note 7 — Financial Instruments
Cash Flow Hedges
The Company has certain copper swaps that are designated as cash flow hedges. The Company must assess, both at inception of the hedge transaction and on an ongoing basis, whether the hedge is highly effective in offsetting change in the cash flow of the hedged item. The effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. Any ineffective portions of such cash flow hedges are recognized immediately in earnings. In the first three months of 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. The estimated fair value of open contracts at March 31, 2008, generated an unrealized loss of approximately $0.3 million (net of $0.1 million deferred tax asset), which is included in Accumulated other comprehensive income. At March 31, 2008, the notional quantity of open contracts designated as cash flow hedges under SFAS No. 133 was 1.3 million pounds. The Company had no cash flow hedges at December 31, 2007. At March 31, 2008, the related payable is recorded in Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. All open contracts at March 31, 2008 mature no later than the second quarter of 2008.
Fair Value Hedges
The Company has certain cobalt forward purchase contracts that are designated as fair value hedges. For fair value hedges, changes in the fair value of the derivative instrument will be offset against the change in fair value of the hedged item through earnings. Any ineffective portions of such fair value hedges are recognized immediately in earnings. In the first three months of 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. At March 31, 2008, the notional quantity of open contracts designated as fair value hedges under SFAS No. 133 was 0.4 million pounds. The Company had no fair value hedges at December 31, 2007. The related $0.1 million receivable is recorded in Other current assets in the Unaudited Condensed Consolidated Balance Sheets. All open contracts at March 31, 2008 mature no later than the third quarter of 2008.
Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the planned sale during the second quarter of 2008 of cobalt-containing finished products that are priced based on a formula which includes a fixed cobalt price component. These forward purchase contracts have not been designated as hedging instruments under SFAS No. 133. Accordingly, these contracts, with a notional quantity of 0.6 million pounds, are adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. Fair value is estimated based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price when quoted forward prices are not available. The Company recorded a $5.8 million gain in the three months ended March 31, 2008, in addition to the $6.7 million gain in the fourth quarter of 2007, related to these contracts. These adjustments to fair value had no cash impact in 2007 or 2008 as the contracts will be net settled with the counterparty in the second quarter of 2008. These contracts will continue to be marked to fair value until settlement, resulting in additional gains or losses based on changes in the cobalt reference price. The ultimate gain or loss on the forward purchase contracts will be realized upon the net settlement with the counterparty in the second quarter of 2008 when the underlying transactions are scheduled to occur.
Note 8 — Fair Value Disclosures
The fair values of derivative assets and liabilities based on the level of inputs are summarized below:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
Description	March 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Derivative Assets	$12,540	$—	$—	$12,540

Total	$12,540	$—	$—	$12,540

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Liabilities	Observable Inputs	Unobservable
Description	March 31, 2008	(Level 1)	(Level 2)	Inputs (Level 3)
Derivative Liabilities	$(449)	$—	$(449)	$—

Total	$(449)	$—	$(449)	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge copper price volatility and therefore they are classified within Level 2 of the valuation hierarchy. Cobalt forward purchase contracts are classified as Level 3 as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available.
The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 or significant unobservable inputs for the period of January 1, 2008 to March 31, 2008:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Derivatives
January 1, 2008	$6,734
Total gains or losses (realized or unrealized):
Included in earnings	5,806
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

March 31, 2008	$12,540

The $5.8 million of unrealized gains presented in the table above relate to derivatives that are still held at March 31, 2008, and are included in Cost of products sold in the Unaudited Condensed Consolidated Statement of Consolidated Income.
Note 9 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.
The Company’s interim income tax provisions are based on the application of an estimated annual effective income tax rate applied to year-to-date income from continuing operations before income taxes and minority interest. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of the Company’s annual earnings, taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
Income from continuing operations before income taxes and minority interest consists of the following:

	Three Months Ended March 31,
	2008	2007
United States	$577	$(30,539)
Outside the United States	94,899	53,933

	$95,476	$23,394

The Company’s effective income tax rates are as follows:

	Three Months Ended March 31,
	2008	2007
Effective income tax rate	28.4%	170.9%
The effective income tax rate for the first quarter of 2007 included discrete items related to the repatriation of foreign earnings and the redemption of the Notes. Specifically, the Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings and proceeds from the sale of the Nickel business. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million cost to redeem the Notes. Excluding these discrete items, the Company’s effective income tax rate would have been 19.5% for the first quarter 2007. Excluding the discrete items, the effective income tax rates for 2007 and 2008 are lower than the U.S. Statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S., (primarily Finland), tax holidays in Malaysia and China, and the recognition of tax benefits for domestic losses. In the first quarter of 2008, these factors were partially offset by tax expense related to planned foreign earnings repatriation during 2008.
In connection with an investment incentive arrangement, the Company had a “tax holiday” from income taxes in Malaysia that expired on December 31, 2006. During the second quarter of 2007, the Malaysian tax holiday was extended for an additional five years, retroactive to January 1, 2007. The tax holiday reduced income tax expense for the first quarter of 2008 by $1.9 million. Had the tax holiday been in effect in the first quarter 2007, it would have reduced tax expense in that quarter by $2.7 million. The benefit of the tax holiday on net income per diluted share was approximately $0.06 in the first quarter 2008.
The Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, the Company recognized a $0.5 million liability which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including reserves for tax contingencies previously recorded, the Company has $10.4 million of uncertain tax positions, all of which would affect the Company’s effective income tax rate if recognized, and of which $10.2 million is included as a component of other non-current liabilities and $0.2 million is recorded in other current liabilities on the Unaudited Condensed Consolidated Balance Sheet at March 31, 2008. There were no material changes to the liability for uncertain tax positions in the three months ended March 31, 2008.

The Company accrues interest related to uncertain tax positions and penalties as a component of income tax expense. The Company had $0.7 million and $0.6 million accrued at March 31, 2008 and December 31, 2007, respectively, for the payment of interest and penalties.
Included in the liability for uncertain tax positions at March 31, 2008, is $0.2 million for which it is reasonably possible that the liability will decrease due to settlement with the tax authorities and expiration of statutes of limitation within the next 12 months.
Note 10 — Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. Under this plan, the Company contributes 3.5% of employee compensation unconditionally and matches 100% of participants’ contributions up to the first three percent of contributions and 50% on the next 2% of participants’ contributions. Contributions are directed by the employee into various investment options. The Company maintains additional defined contribution plans in certain locations outside the United States. The Company also sponsors an unfunded non-contributory, nonqualified supplemental executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan.
The Company has a funded non-contributory defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. Certain non-U.S. employees are covered under defined benefit plans. These non-U.S. plans are not significant and relate to liabilities of the acquired Borchers entities and one REM location. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for the former Chief Executive Officer and other unfunded postretirement benefit plans (“OPEB”), primarily health care and life insurance for certain employees and retirees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.

Set forth below is a detail of the net periodic expense for the pension and other postretirement defined benefit plans:

	Three Months Ended
	March 31,
	2008	2007
Pension Benefits
Interest cost	$362	$334
Service cost	28	—
Amortization of unrecognized net loss	70	75
Expected return on plan assets	(224)	(197)

Total expense	$236	$212

Other Postretirement Benefits
Service cost	$28	$21
Interest cost	81	66
Amortization of unrecognized net loss	11	—
Amortization of unrecognized prior service cost	10	10

Total expense	$130	$97

Note 11 — Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations:

	Three Months Ended
	March 31,
	2008	2007
Income (loss) from continuing operations	$55,589	$(18,541)

Weighted average shares outstanding	30,074	29,771
Dilutive effect of stock options and restricted stock	386	—

Weighted average shares outstanding — assuming dilution	30,460	29,771

Income (loss) per common share from continuing operations — basic	$1.85	$(0.63)

Income (loss) per common share from continuing operations — assuming dilution	$1.82	$(0.63)

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended
	March 31,
	2008	2007
Net income	$55,220	$114,767

Weighted average shares outstanding	30,074	29,771
Dilutive effect of stock options and restricted stock	386	—

Weighted average shares outstanding — assuming dilution	30,460	29,771

Net income per common share — basic	$1.84	$3.85

Net income per common share — assuming dilution	$1.81	$3.85

Note 12 —  Accumulated Other Comprehensive Income

		Unrealized
		Losses, Net		Accumulated
	Foreign	on Cash Flow	Pension and	Other
	Currency	Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income
Balance at December 31, 2007	$18,080	$—	$(10,415)	$7,665
Current period credit (charge)	9,381	(333)	—	9,048

Balance at March 31, 2008	$27,461	$(333)	$(10,415)	$16,713

Comprehensive income, net of related tax effects, for the three months ended March 31, 2008 and 2007 was $64.3 million and $89.7 million, respectively.
Note 13 —  Commitments and Contingencies
The Company’s joint venture in the DRC received a letter, dated February 11, 2008, from the Ministry of Mining of the government of the DRC. The letter contains the results of an inter-ministerial review of the joint venture’s contracts, which review was undertaken as part of a broader examination of mining contracts in the DRC to determine whether any such contracts need to be revisited and whether adjustments are recommended to be made. The joint venture has submitted its response to the inquiries of the Ministry of Mining. The Company believes that any potential adjustments are not reasonably likely to have a material adverse effect on its financial condition, results of operations or cash flows.
During 2007, the Company became aware of two contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of OMG to the extent the matters relate to the period from 2001-2003 during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that they are reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at March 31, 2008, would be up to $27.3 million and would be recorded in discontinued operations.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2008 and December 31, 2007 the Company has recorded environmental liabilities of $4.2 million and $4.9 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France.
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
Note 14 —   Share-Based Compensation
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
The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense for option grants and restricted stock awards granted to employees as a component of Selling, general and administrative expenses of $2.1 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting of all unvested stock options and time-based and performance-based restricted stock previously granted to those employees. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.7 million for the three months ended March 31, 2007.
At March 31, 2008, there was $13.2 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $5.5 million in the remaining nine months of 2008, $5.3 million in 2009, $2.1 million in 2010 and $0.3 million in 2011. There is no unrecognized compensation expense related to the Nickel business. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures.
The Company received cash payments of $0.8 million and $0.2 million in the first three months of 2008 and 2007, respectively, in connection with the exercise of stock options. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Beginning in the third quarter of 2007, non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 1,778 shares to non-employee directors during the first three months of 2008.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 163,675 and 184,750 shares of common stock during the first three months of 2008 and 2007, respectively. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.
The fair value of options granted during the first three months of 2008 and 2007 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	2.6%	4.7%
Dividend yield	—	—
Volatility factor of Company common stock	0.47	0.47
Weighted-average expected option life (years)	6.0	6.0
Weighted-average grant-date fair value	$28.09	$26.24
The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the options being valued. The dividend yield assumption is zero, as the Company intends to continue to retain earnings for use in the operations of the business and does not anticipate paying dividends in the foreseeable future. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of options granted is determined using the simplified method allowed by Staff Accounting Bulletin (“SAB”) No. 110 as historical data was not sufficient to provide a reasonable estimate. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at December 31, 2007	364,343	$18.46
Granted during the first quarter of 2008	163,675	$28.09
Granted during the first quarter of 2007	184,750	$26.24
Vested during the first quarter of 2008	70,450	$30.92
Vested during the first quarter of 2007	27,166	$14.18
Non-vested at March 31, 2008	457,568	$20.67
Non-vested at March 31, 2007	596,590	$16.02
The total intrinsic value of options exercised was $0.4 million during the first three months of 2008 and 2007. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

A summary of the Company’s stock option activity for the first three months of 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	755,682	$34.88
Granted	163,675	58.46
Exercised	(20,017)	40.85
Expired unexercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	899,340	$39.04	7.92	$14,700,361
Vested or expected to vest at March 31, 2008	885,610	$38.86	7.90	$14,622,171
Exercisable at March 31, 2008	441,772	$32.92	7.11	$9,708,599
Restricted Stock — Performance-Based Awards
During the first three months of 2008, the Company awarded a total of 57,550 shares of performance-based restricted stock that vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. The shares awarded during the first three months of 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2010.
During the first three months of 2007, the Company awarded a total of 86,854 shares of performance-based restricted stock that vest subject to the Company’s financial performance. Of such shares, 80,600 shares will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target during any one of the years in the three-year period ending December 31, 2009.
The value of the performance-based restricted stock awards was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite service period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the applicable plan, the shares become 100% vested. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.
A summary of the Company’s performance-based restricted stock awards for the first three months of 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2008	171,064	$35.46
Granted	57,550	58.41
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2008	228,614	$41.24
Expected to vest at March 31, 2008	178,716

Restricted Stock — Time-Based Awards
The Company awarded 16,675 and 24,360 shares of time-based restricted stock during the first three months of 2008 and 2007, respectively, which shares vest three years from the date of grant subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $1.0 million for the 2008 awards and $1.2 million for the 2007 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock awards for the first three months of 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	209,504	$28.25
Granted	16,675	58.42
Vested	—	—

Nonvested at March 31, 2008	226,179	$30.47
Expected to vest at March 31, 2008	225,398
Note 15 — Reportable Segments
To better align its transformation and growth strategy, including two strategic acquisitions completed in 2007, the Company, effective January 1, 2008, reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of Inorganics, the DRC smelter joint venture and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Ultra Pure Chemicals, Photomasks and Advanced Organics. The corresponding information for 2007 has been reclassified to conform to the current year reportable segment presentation.
Corporate is comprised of general and administrative expenses not allocated to the Advanced Materials or Specialty Chemicals segments.
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

The following table reflects the results of the Company’s current reportable segments:

	Three Months Ended March 31,
	2008	2007
Business Segment Information
Net Sales
Advanced Materials	$332,385	$151,432
Specialty Chemicals	149,114	66,719
Eliminations	(704)	(1,955)

	$480,795	$216,196

Operating profit
Advanced Materials	$95,319	$47,201
Specialty Chemicals	8,454	7,976
Corporate	(9,439)	(8,351)
Eliminations	300	(14)

	$94,634	$46,812

Interest expense	$(360)	$(7,105)
Interest income	466	5,198
Loss on redemption of Notes	—	(21,733)
Foreign exchange gain	646	468
Other income (expense), net	90	(246)

	$842	$(23,418)

Income from continuing operations before income taxes and minority interest	$95,476	$23,394

Expenditures for property, plant & equipment
Advanced Materials	4,879	3,019
Specialty Chemicals	1,846	641

	$6,725	$3,660

Depreciation and amortization
Advanced Materials	$6,389	$6,223
Specialty Chemicals	6,716	1,604
Corporate	260	238

	$13,365	$8,065

	March 31,	December 31,
	2008	2007
Total assets
Advanced Materials	$879,875	$756,938
Specialty Chemicals	668,812	680,139
Corporate	53,868	32,581
Eliminations	(151)	(448)

	$1,602,404	$1,469,210

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a diversified global developer, producer and marketer of value-added specialty chemicals and advanced materials that are essential to complex chemical and industrial processes. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products.
The Company is executing a deliberate and aggressive strategy to grow through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a transformational process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results.
The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value. During 2007, the Company completed three important transactions in connection with this long-term strategy:
•	On March 1, 2007, the Company completed the sale of its Nickel business.

•	On October 1, 2007, the Company completed the acquisition of Borchers.

•	On December 31, 2007, the Company completed the acquisition of REM.
To better align its transformation and growth strategy, including two strategic acquisitions completed in 2007, the Company, effective January 1, 2008, reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of Inorganics, the DRC smelter joint venture and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Ultra Pure Chemicals, Photomasks and Advanced Organics. The corresponding information for 2007 has been reclassified to conform to the current year reportable segment presentation.
The Advanced Materials segment manufactures inorganics products using unrefined cobalt and other metals and serves the battery, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of our customers’ products. These products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles, and also strengthen and add durability to diamond and machine cutting tools and drilling equipment use in construction, oil and gas drilling, and quarrying.
The Specialty Chemicals segment consists of the following:
Electronic Chemicals: Electronic Chemicals develops products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets and includes the REM Printed Circuit Board (“PCB”) business. The acquired PCB business develops and manufactures chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology and electroless copper processes used in the manufacture of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. Memory disk products include electroless nickel solutions and preplate chemistries for the computer and consumer electronics industries and for the manufacture of hard drive memory disks used for memory and data storage applications. Memory disk applications include computer hard drives, digital video recorders, MP3 players, digital cameras, and business and enterprise servers.

Ultra Pure Chemicals: Ultra Pure Chemicals (“UPC”) develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. UPC also develops and manufactures a broad range of chemicals used in the manufacture of photomasks and provides a range of analytical, logistical and development support services to the semiconductor industry. These include Total Chemicals Management under which the Company manages the clients’ entire electronic process chemicals operations, including coordination of logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals.

Photomasks: Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics and microelectronics industries under the Compugraphics brand name. Photomasks are a key enabling technology to the semiconductor and integrated circuit industries and perform a function similar to that of a negative in conventional photography.

Advanced Organics: Advanced Organics offers products for the tire, coating and inks, additives and chemical markets. These products promote adhesion of metal to rubber in tires and faster drying of paints, coatings, and inks. Within the additives and chemical markets, these products catalyze the reduction of sulfur dioxide and other emissions and also accelerate the curing of polyester resins found in reinforced fiberglass. The Borchers acquisition, which has been integrated into Advanced Organics, offers products to enhance the performance of coatings and ink systems from the production stage through customer end use.
The Company’s products are sold in various forms such as solutions, crystals, cathodes and powders. The Company’s business is critically connected to both the price and availability of raw materials. The primary raw material used by the Company is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt reference price and changes in availability from suppliers. Fluctuations in the price of cobalt have been significant in the past and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to pass through to its customer’s increases in raw material prices by increasing the prices of its products. The Company’s profitability is largely dependent on the Company’s ability to maintain the differential between its product prices and product costs. Certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods could also result in the Company’s inventory carrying value being written down to a lower market value.
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the Company’s results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
Because the Company changed the structure of its internal organization in a manner that caused its reportable segments to change, the corresponding information for prior periods has been reclassified to conform to the current year reportable segment presentation.
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.

Results of Operations
First Quarter of 2008 Compared With First Quarter of 2007
Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each business segment.

	Three Months Ended March 31,
(thousands of dollars & percent of net sales)	2008		2007
Net sales	$480,795		$216,196
Cost of products sold	344,129		143,952

Gross profit	136,666	28.4%	72,244	33.4%
Selling, general and administrative expenses	42,032	8.7%	25,432	11.8%

Operating profit	94,634	19.7%	46,812	21.7%
Other income (expense), net (including interest expense)	842		(23,418)
Income tax expense	(27,145)		(39,974)
Minority partners’ share of income	(12,742)		(1,961)

Income (loss) from continuing operations	55,589		(18,541)
Income (loss) from discontinued operations, net of tax	(369)		61,019
Gain on sale of discontinued operations, net of tax	—		72,289

Net income	$55,220		$114,767

Net sales increased to $480.8 million in the first three months of 2008 from $216.2 million in the first three months of 2007. The $264.6 million increase was primarily due to a $109.6 million increase from product selling prices in the Advanced Materials segment, which benefited from a $20.37 per pound increase in the average cobalt reference price in the first three months of 2008 compared with the first three months of 2007, and a $61.3 million increase from the resale of cobalt metal. In addition, the REM and Borchers acquisitions contributed $67.0 million in the first quarter of 2008. The remaining increase in net sales was due to increased volumes in the Advanced Materials segment which contributed $22.6 million and favorable pricing in the Specialty Chemicals segment contributed $16.0 million.
Gross profit increased to $136.7 million in the first three months of 2008, compared with $72.2 million in the first three months of 2007. The $64.4 million increase in gross profit was primarily due to the impact of the higher cobalt reference price and the resulting increase in sales discussed above partially offset by the increase in cobalt raw material costs. The REM and Borchers acquisitions contributed $13.4 million in the first quarter of 2008, which included a $1.7 million charge related to the step-up to fair value of inventory acquired and sold in the ordinary course of business. Gross profit was also favorably impacted by improved volume in the Advanced Materials segment and a $5.8 million unrealized gain on cobalt forward purchase contracts, which are discussed below under “Advanced Materials.” The decrease in gross profit as a percentage of sales (28.4% in the first three months of 2008, 33.4% in the first three months of 2007) was primarily due to higher cobalt metal resale volume, which generally generates a lower margin percentage.
Selling, general and administrative expenses (“SG&A”) increased to $42.0 million in the first three months of 2008, compared with $25.4 million in the first three months of 2007. The $16.6 million increase was primarily due to $10.9 million of REM and Borchers SG&A expenses. SG&A was also impacted by an increase in employee incentive and share-based compensation and the unfavorable impact of the weakening U.S. dollar.
The increase in operating profit for the first three months of 2008 as compared to the first three months of 2007 was due to the factors discussed above.
Other income (expense), net (including interest expense) increased to income of $0.8 million in the first quarter of 2008 compared with expense of $23.4 million in the first quarter of 2007. The following table summarizes the components of Other income (expense), net:

	Three Months Ended March 31,
(In thousands)	2008	2007
Interest expense	$(360)	$(7,105)
Interest income	466	5,198
Loss on redemption of Notes	—	(21,733)
Foreign exchange gain	646	468
Other income, net	90	(246)

	$842	$(23,418)

The $6.7 million decrease in interest expense was primarily due to the redemption on March 7, 2007 of the $400.0 million of 9.25% Senior Subordinated Notes due 2011(the “Notes”). The first quarter of 2008 was also impacted by a $4.7 million decrease in interest income due to the lower average cash balance in the first quarter of 2008 compared with the first quarter of 2007 as the acquisition of REM on December 31, 2007 was funded with existing cash. See additional discussion below under “Liquidity and Capital Resources.” The $21.7 million loss on redemption of the Notes is discussed below under “Debt and Other Financing Activities.”
Income tax expense in the first quarter of 2008 was $27.1 million on pre-tax income of $95.5 million, or 28.4%, compared to income tax expense in the first quarter of 2007 of $40.0 million on pre-tax income of $23.4 million. The first quarter of 2007 included discrete items related to the repatriation of foreign earnings and the redemption of the Notes. Specifically, the Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings and proceeds from the sale of the Nickel business. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million cost to redeem the Notes. Excluding these discrete items, the effective income tax rate would have been 19.5% in the first quarter of 2007. The effective income tax rates are lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U. S. (primarily Finland), tax holidays in Malaysia and China, and the recognition of tax benefits for domestic losses.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partner’s income in the first quarter of 2008 compared with the first quarter of 2007 is primarily due to higher cobalt prices and timing of deliveries. The increase is partially offset by increased income tax expense in the first quarter of 2008. During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired. As a result, the first quarter of 2008 includes income tax expense related to income earned in the DRC. No income tax expense was recorded by the joint venture in the first quarter of 2007.
Income from continuing operations was $55.6 million in the first quarter of 2008 compared with an $18.5 million loss in the first quarter of 2007 due primarily to the aforementioned factors.
The loss from discontinued operations in the first quarter of 2008 of $0.4 million resulted from the translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Total income from discontinued operations of $133.3 million for the first quarter of 2007 primarily related to the operations of the Nickel business and the $72.3 million gain on the sale of the Nickel business.
Net income was $55.2 million, or $1.81 per diluted share, in the first quarter of 2008 compared with net income of $114.8 million, or $3.85 per diluted share, in the first quarter of 2007, due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended March 31,
(millions of dollars)	2008	2007

Net sales	$332.4	$151.4

Operating profit	$95.3	$47.2

The following table reflects the volumes in the Advanced Materials segment for the three months ended March 31,

	2008	2007
Volumes
Sales volume — metric tons	8,541	6,167
Cobalt refining volume — metric tons	2,376	2,186
* Sales volume includes cobalt metal resale and copper by-product sales and excludes volume related to specialty nickel salts sales under the Norilsk distribution agreement, as explained below.
The following table summarizes the percentage of sales dollars by end market for the three months ended March 31:

	2008	2007
Batteries	42%	47%
Chemical	16%	18%
Powder Metallurgy	10%	13%
Ceramics	4%	6%
Other	28%	16%
The following table summarizes the percentage of sales dollars by region for the three months ended March 31:

	2008	2007
Americas	10%	10%
Asia	45%	56%
Europe	45%	34%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2008	2007
First Quarter	$46.19	$25.82
Second Quarter	n/a	$28.01
Third Quarter	n/a	$25.84
Fourth Quarter	n/a	$32.68
Full Year	n/a	$27.99
Net sales increased to $332.4 million in the first three months of 2008 from $151.4 million in the first three months of 2007. The primary reason for the $181.0 million increase was increased product selling prices ($109.6 million) which benefited from a $20.37 per pound increase in the average cobalt reference price in the first three months of 2008 compared with the first three months of 2007. The resale of cobalt metal resulted in $61.3 million of the increase to net sales in the first three months of 2008 compared with the first three months of 2007 and increased volume contributed $22.6 million.
In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under the contracts, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company was the primary obligor for these sales and recorded the revenue on a gross basis. This change resulted in a $14.4 million decrease in net sales in the first quarter of 2008 compared with the first quarter of 2007.
The $48.1 million increase in operating profit in the first three months of 2008 as compared to the first three months of 2007 was due to a $34.9 million net impact of the higher cobalt reference price and the resulting increase in sales discussed above partially offset by the increase in cobalt raw material costs. Operating profit was also favorably impacted by improved volume ($11.8 million) (excluding copper by-product and specialty nickel salts) and a $5.8 million unrealized gain on cobalt forward purchase contracts (see discussion of these contracts in the Advanced Materials segment results section) partially offset by increased manufacturing costs and an unfavorable currency impact. Operating profit was negatively impacted by an increase in SG&A expenses to $10.6 million in the first three months of 2008 compared with $8.9 million in the first three months of 2007. The increase was primarily due to the unfavorable impact of the weakening U.S. dollar ($1.3 million) and an increase in selling expenses primarily as a result of the increase in sales.
During the fourth quarter of 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the planned sale during the second quarter of 2008 of cobalt-containing finished products that are priced based on a formula that includes a fixed cobalt price component. These forward purchase contracts have not been designated as hedging instruments under SFAS No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, these contracts are adjusted to fair value at the end of each reporting period, with the gain or loss recorded in cost of products sold. The adjustment to fair value had no cash impact in the first quarter of 2008 as the contracts will be net settled with the counterparty in the second quarter of 2008. As noted above, the Company recorded a $5.8 million gain in the first quarter of 2008 related to these contracts. These contracts will continue to be marked to fair value until settlement, resulting in additional gains or losses based on changes in the cobalt reference price.
Specialty Chemicals

	Three Months Ended March 31,
(millions of dollars)	2008	2007

Net sales	$149.1	$66.7

Operating profit	$8.5	$8.0

The following table summarizes the percentage of sales dollars by end market for the three months ended March 31:

	2008	2007
Semiconductor	22%	4%
Coatings	20%	18%
Tire	15%	22%
PCB	14%	4%
Memory Disk	13%	27%
Chemical	11%	16%
General Metal Finishing	3%	4%
Other	2%	5%
The following table summarizes the percentage of sales dollars by region for the three months ended March 31:

	2008	2007
Americas	28%	38%
Asia	38%	41%
Europe	34%	21%
The following table reflects the volumes in the Specialty Chemicals segment for the three months ended March 31,

	2008	2007
Volumes
Advanced Organics sales volume — metric tons	8,386	7,240
Electronic Chemicals sales volume — gallons (thousands) *	1,935	1,726
* Sales volume excludes volume related to the REM PCB business.

Net sales increased to $149.1 million in the first three months of 2008 from $66.7 million in the first three months of 2007. The REM and Borchers acquisitions contributed $67.0 million of the $82.4 million increase in the first quarter of 2008. The remaining increase in net sales was primarily due to increased product selling prices ($16.0 million). Favorable pricing in Advanced Organics was slightly offset by unfavorable pricing in Electronic Chemicals primarily due to a decline in the price of nickel.
Operating profit for the first quarter of 2008 increased to $8.5 million from $8.0 million in the first quarter of 2007. In connection with the REM acquisition, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition.  The inventory step-up to fair value totaled $1.7 million and was recognized as expense in the first quarter of 2008 as the inventory was sold in the normal course of business. The REM and Borchers acquisitions contributed $2.5 million, including the inventory fair value step-up expense of $1.7 million, in the first quarter of 2008. Operating profit was also positively impacted by favorable pricing of $3.1 million. These positive factors were partially offset by a $1.1 million increase in certain administrative expenses and a $0.9 million charge for two distributor terminations. The increase in certain administrative expenses was due primarily to increased information technology and travel costs associated with the acquisition integration and Enterprise Resource Planning (“ERP”) system implementation.
Corporate Expenses
Corporate expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses were $9.4 million in the first quarter of 2008 compared with $8.4 million in the first quarter of 2007. The $1.0 million increase in corporate expenses was primarily due to an increase in employee incentive and share-based compensation.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Three months ended
	March 31,
	2008	2007	Change
Cash Flow Summary
Net cash provided by (used for):
Operating activities	$(53,650)	$5,154	$(58,804)
Investing activities	(6,187)	409,791	(415,978)
Financing activities	32,861	(419,602)	452,463
Effect of exchange rate changes on cash	1,679	1,109	570
Discontinued operations-operating activities	—	49,623	(49,623)
Discontinued operations-investing activities	—	(1,540)	1,540

Net change in cash and cash equivalents	$(25,297)	$44,535	$(69,832)

Net cash used for operations was $53.7 million in the first quarter of 2008 compared with cash provided by operations of $5.1 million in the first quarter of 2007. This change was primarily due to an increase in cash used for working capital in the first three months of 2008, which reflected an increase in inventories and accounts receivable due to the significantly higher cobalt metal prices in the first three months of 2008 compared to the first three months of 2007. Also impacting net cash provided by operating activities was the positive cash flow impact of income from continuing operations of $55.6 million in the first three months of 2008 compared with a loss from continuing operations of $18.5 million in the first three months of 2007. The first three months of 2007 included a $21.7 million charge related to the redemption of the Notes. The $21.7 million charge related to the redemption of the Notes consisted of a cash premium of $18.5 million and non-cash charges totaling $3.2 million. The $18.5 million cash premium payment is included as a component of financing activities.
The $416.0 million change in net cash provided by investing activities in the first three months of 2008 compared with the first three months of 2007 was primarily due to the $411.1 million of net proceeds related to the sale of the Nickel business and $3.1 million of proceeds from the repayment of a loan made to a former Nickel joint venture partner received in the first quarter of 2007. The first three months of 2008 includes a $3.1 million increase in capital expenditures and $3.4 million of payments of transaction fees related to the REM and

Borchers acquisitions. These uses of cash were partially offset by a $4.5 million repayment against the Notes receivable from the Company’s joint venture partner.
Net cash provided by financing activities was $32.9 million in the first three months of 2008 compared with cash used for financing activities of $419.6 million in the first three months of 2007 primarily due to the $418.5 million payment to redeem the Notes in the first quarter of 2007. The first three months of 2008 includes the $47.0 million net borrowings on the revolver partially offset by a $14.9 million distribution to the DRC smelter joint venture partners.
Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR, plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At March 31, 2008, the Company was in compliance with all covenants. Borrowings outstanding under the Revolver were $47.0 million at March 31, 2008.
The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at March 31, 2008 and December 31, 2007. The Company also had a $0.4 million and $0.3 million short-term note payable at March 31, 2008 and December 31, 2007, respectively.
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
The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during 2008.
Capital Expenditures
Capital expenditures in the first three months of 2008 were $6.7 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $30 to $35 million for the remainder of 2008. The primary projects are capacity expansion in selected product lines at the Kokkola refinery, expenditures to maintain and improve throughput with outlays for sustaining operations and environmental, health and safety compliance, and other fixed asset additions at existing facilities.
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
Contractual Obligations
During the first quarter of 2008, the Company borrowed on its Revolver. The outstanding Revolver balance was $47.0 million at March 31, 2008. The Revolver provides for interest-only payments during its term, with principal due at maturity, December 20, 2010.

Since December 31, 2007, there have been no other significant changes in the total amount of contractual obligations or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to our critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2007 other than the adoption of SFAS No. 157, SFAS No. 159 and EITF No. 06-10, as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s 2007 Annual Report on Form 10-K. There have been no material changes from December 31, 2007 to March 31, 2008.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 solely because of the material weakness identified as of December 31, 2007 relating to accounting for income taxes, as summarized in the Form 10-K for the year ended December 31, 2007. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of March 31, 2008, and the results of its operations, cash flows and changes in stockholders’ equity for the three months ended March 31, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2007, management identified inadequate controls over the Company’s accounting for income taxes. Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures, by deciding to hire an additional internal tax resource and by the increased use of a third-party service provider to review the Company’s tax provision. However, the improvements in controls have not all been operating effectively for a period of time sufficient for the Company to fully evaluate their design and operating effectiveness and the additional internal tax resource has not yet been identified and hired. Additionally, certain internal controls over the accounting for income taxes are annual controls associated with the preparation of the Company’s year-end financial statements and, therefore, cannot be evaluated as fully remediated until that time.

The Company completed the implementation of a new ERP system at multiple U.S. locations and its Canadian site during the first quarter of 2008, which resulted in certain changes to businesses processes and related internal controls. The implementation is part of a multi-year project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes. As currently planned, the Company will continue to implement the ERP system in a phased approach. The Company is taking steps to monitor and maintain appropriate internal controls during the implementation. The Company performed additional procedures, including performing additional verifications and testing data integrity, to ensure the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of March 31, 2008, and the results of its operations, cash flows and changes in stockholders’ equity for the three months ended March 31, 2008.
There were no other changes in the Company’s internal control over financial reporting in connection with the Company’s first quarter 2008 evaluation, or subsequent to such evaluation, that would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
                OM GROUP, INC.

Dated May 8, 2008	By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)