Form 10-Q
period 2008-06-30
OM GROUP INC
filed 2008-08-07
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
As of August 1, 2008 there were 30,467,614 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

     Part I — FINANCIAL INFORMATION
     Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$115,388	$100,187
Accounts receivable, less allowances	232,245	178,481
Inventories	473,550	413,434
Other current assets	76,032	60,655
Interest receivable from joint venture partner	—	3,776

Total current assets	897,215	756,533

Property, plant and equipment, net	270,688	288,834
Goodwill	303,990	322,172
Intangible assets	91,273	46,454
Notes receivable from joint venture partner, less allowance of $5,200 in 2008 and 2007	19,665	24,179
Other non-current assets	29,732	31,038

Total assets	$1,612,563	$1,469,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$—	$347
Current portion of long-term debt	121	166
Accounts payable	202,007	214,244
Accrued income taxes	27,553	32,040
Accrued employee costs	29,536	34,707
Other current liabilities	30,136	25,435

Total current liabilities	289,353	306,939

Long-term debt	26,162	1,136
Deferred income taxes	40,073	29,645
Minority interests	54,483	52,314
Other non-current liabilities	50,672	50,790

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 60,000,000 shares in 2008 and 2007; issued 30,312,837 in 2008 and 30,122,209 shares in 2007	303	301
Capital in excess of par value	561,572	554,933
Retained earnings	578,985	467,726
Treasury stock (136,328 and 61,541 shares in 2008 and 2007, respectively, at cost)	(5,490)	(2,239)
Accumulated other comprehensive income	16,450	7,665

Total stockholders’ equity	1,151,820	1,028,386

Total liabilities and stockholders’ equity	$1,612,563	$1,469,210

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$510,825	$231,298	$991,620	$447,494
Cost of products sold	384,802	147,621	728,931	291,573

Gross profit	126,023	83,677	262,689	155,921
Selling, general and administrative expenses	42,444	31,170	84,476	56,602

Operating profit	83,579	52,507	178,213	99,319
Other income (expense):
Interest expense	(547)	(180)	(907)	(7,285)
Interest income	408	5,404	874	10,603
Loss on redemption of Notes	—	—	—	(21,733)
Foreign exchange gain	102	1,316	748	1,784
Other expense, net	(284)	(252)	(194)	(499)

	(321)	6,288	521	(17,130)

Income from continuing operations before income tax expense and minority partners’ share of income	83,258	58,795	178,734	82,189
Income tax expense	(22,306)	(9,815)	(49,451)	(49,789)
Minority partners’ share of income, net of tax	(4,358)	(4,848)	(17,100)	(6,809)

Income from continuing operations	56,594	44,132	112,183	25,591
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(362)	1,904	(731)	62,923
Gain on sale of discontinued operations, net of tax	—	(19)	—	72,270

Total income (loss) from discontinued operations, net of tax	(362)	1,885	(731)	135,193

Net income	$56,232	$46,017	$111,452	$160,784

Net income (loss) per common share — basic:
Continuing operations	$1.88	$1.48	$3.73	$0.86
Discontinued operations	(0.01)	0.06	(0.02)	4.53

Net income	$1.87	$1.54	$3.71	$5.39

Net income (loss) per common share — assuming dilution:
Continuing operations	$1.86	$1.46	$3.69	$0.85
Discontinued operations	(0.01)	0.06	(0.02)	4.48

Net income	$1.85	$1.52	$3.67	$5.33

Weighted average shares outstanding
Basic	30,072	29,900	30,051	29,836
Assuming dilution	30,314	30,266	30,365	30,177
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Six Months Ended June 30,
(In thousands)	2008	2007
Operating activities
Net income	$111,452	$160,784
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	731	(62,923)
Gain on sale of discontinued operations	—	(72,270)
Loss on redemption of Notes	—	21,733
Depreciation and amortization	27,538	16,398
Share-based compensation expense	4,658	3,418
Excess tax benefit on share-based compensation	(1,111)	(1,045)
Foreign exchange gain	(748)	(1,784)
Minority partners’ share of income	17,100	6,809
Gain on cobalt forward purchase contracts	(4,002)	—
Interest income received from consolidated joint venture partner	3,776	—
Other non-cash items	(2,524)	128
Changes in operating assets and liabilities
Accounts receivable	(52,992)	(37,654)
Inventories	(62,827)	(78,075)
Accounts payable	(12,299)	38,531
Other, net	(13,835)	4,405

Net cash provided by (used for) operating activities	14,917	(1,545)

Investing activities
Expenditures for property, plant and equipment	(16,512)	(7,953)
Proceeds from loans to consolidated joint venture partner	4,514	—
Proceeds from loans to non-consolidated joint ventures	—	7,568
Net proceeds from the sale of the Nickel business	—	490,036
Payments related to acquisitions made in prior periods	(3,775)	—
Proceeds from settlement of cobalt forward purchase contracts	7,661	—
Expenditures for software	(1,232)	(2,127)

Net cash provided by (used for) investing activities	(9,344)	487,524

Financing activities
Payments of revolving line of credit and long-term debt	(45,438)	(400,000)
Borrowings from revolving line of credit	70,000	—
Premium for redemption of Notes	—	(18,500)
Distributions to joint venture partners	(14,934)	(1,350)
Payment related to surrendered shares	(3,251)	—
Proceeds from exercise of stock options	872	10,489
Excess tax benefit on share-based compensation	1,111	1,045

Net cash provided by (used for) financing activities	8,360	(408,316)

Effect of exchange rate changes on cash	1,268	4,053

Cash and cash equivalents
Increase from continuing operations	15,201	81,716
Discontinued operations – net cash provided by operating activities	—	49,623
Discontinued operations – net cash used for investing activities	—	(1,540)
Balance at the beginning of the period	100,187	282,288

Balance at the end of the period	$115,388	$412,087

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Six Months Ended June 30,
(In thousands)	2008	2007
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,061	29,740
Shares issued under share-based compensation plans	116	291

	30,177	30,031

Common Stock — Dollars
Beginning balance	$301	$297
Shares issued under share-based compensation plans	2	4

	303	301

Capital in Excess of Par Value
Beginning balance	554,933	533,818
Shares issued under share-based compensation plans — employees	870	10,485
Shares issued under share-based compensation plans — non-employee directors	155	—
Excess tax benefit on share-based compensation	1,111	1,045
Share-based compensation	4,503	4,086

	561,572	549,434

Retained Earnings
Beginning balance	467,726	221,310
Adoption of EITF No. 06-10 in 2008 and FIN No. 48 in 2007	(193)	(450)
Net income	111,452	160,784

	578,985	381,644

Treasury Stock
Beginning balance	(2,239)	(2,239)
Value of surrendered shares	(3,251)	—

	(5,490)	(2,239)

Accumulated Other Comprehensive Income
Beginning balance	7,665	28,893
Foreign currency translation	9,064	(13,483)
Reclassification of hedging activities into earnings, net of tax benefit of $117 and $3,452 in 2008 and 2007, respectively	333	(9,824)
Unrealized loss on cash flow hedges, net of tax benefit of $215	(612)	—

	16,450	5,586

Total Stockholders’ Equity	$1,151,820	$934,726

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
The consolidated financial statements include OMG and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a joint venture, that has a smelter, in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has a controlling interest in the joint venture. Minority interest is recorded for the remaining 45% interest.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2008 and the results of its operations, its cash flows and changes in stockholders’ equity for the three and six months ended June 30, 2008 and 2007, have been included. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
On October 1, 2007, the Company completed the acquisition of Borchers GmbH (“Borchers”). On December 31, 2007, the Company completed the acquisition of the Electronics businesses (“REM”) of Rockwood Specialties Group, Inc. The financial position, results of operations and cash flows of Borchers are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. The financial position of REM is included in the Company’s balance sheet at December 31, 2007. The results of operations and cash flows of REM are included in the Unaudited Condensed Consolidated Financial Statements from January 1, 2008.
Unless otherwise indicated, all disclosures and amounts in the Notes to Unaudited Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
Note 2 — Recently Issued Accounting Standards
Accounting Standards adopted in 2008:
SFAS No. 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. SFAS No. 157 only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R “Share Based Payment”).
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
Level 3 Inputs – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “The Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
As of January 1, 2008, in accordance with this FSP, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities that are measured at fair value within the financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its results of operations, financial position and related disclosures. See Note 8.
SFAS No. 159: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included under existing pronouncements.  The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to report any additional assets or liabilities at fair value that were not already reported at fair value. Therefore, the adoption of SFAS No. 159 did not have any impact on the Company’s results of operations, financial position or related disclosures.
EITF No. 06-4: In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to endorsement split-dollar life insurance arrangements. SFAS No. 106 requires the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. The Company adopted EITF No. 06-4 on January 1, 2008. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
EITF No. 06-10: In November 2006, the FASB issued EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Statement establishes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “Accounting Principles Board Opinion No. 12, Omnibus Opinion,” if, based on the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The EITF also concluded that an employer should recognize and measure an associated asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company has one arrangement with a former executive under which the Company has agreed to fund a life insurance policy during the former executive’s retirement. The insurance policy is a collateral assignment split-dollar agreement owned by a trust established by the former executive. The collateral assignment provides the Company with an interest in the policy equal to its cumulative premium payments. The Company adopted EITF No. 06-10 on January 1, 2008. The effect of adoption was a $0.2 million cumulative effect adjustment to decrease retained earnings at January 1, 2008.

Accounting Standards Not Yet Adopted
SFAS No. 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet as of December 31, 2006. The additional requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet is effective for fiscal years ending after December 15, 2008. The Company currently uses October 31 as the measurement date and will change to December 31st, the date of its fiscal year-end, during the fourth quarter of 2008.
SFAS No. 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. The Company chose to adopt the measurement date requirement in 2008 using the 14-month approach. Under this approach, an additional two months of net periodic benefit cost, covering the period between the previous measurement date and the December 31st measurement date will be recognized as an adjustment to equity in the fourth quarter of 2008. The adoption of this measurement date requirement is not expected to have a material impact on the Company’s results of operations, financial position or related disclosures.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The Company has not determined the effect, if any, the adoption of SFAS No. 160 will have on its results of operations, financial position and related disclosures.
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
SFAS No. 161: On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will change the disclosures related to derivative instruments held by the Company.
FSP No. 142-3: In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 allows the Company to use its historical experience in renewing or extending the useful life of intangible assets, is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The Company has not determined the effect, if any, the adoption of FSP No. 142-3 will have on its results of operations, financial position and related disclosures.

Note 3 – Acquisitions
On December 31, 2007, the Company completed the acquisition of REM. The REM businesses, which had combined sales of approximately $200 million in 2007 and employ approximately 700 people worldwide, include the Printed Circuit Board (“PCB”) business, the Ultra-Pure Chemicals (“UPC”) business, and the Photomasks business. The acquired REM businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers and have locations in the United States, the United Kingdom, France, Taiwan, Singapore and China. The acquisition of REM also provides new products and expanded distribution channels for the Company’s Electronic Chemicals offerings.
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
Under SFAS No. 141, “Business Combinations,” the cost of the acquired business is allocated to the assets acquired and liabilities assumed. In connection with this allocation, the Company recorded a step-up to fair value related to acquired inventories of $1.7 million to reflect manufacturing profit in inventory at the date of the acquisition.  This amount was charged to cost of products sold in the first quarter of 2008 as the acquired inventory was sold in the normal course of business.
The excess of the total purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill and is estimated to be approximately $163.3 million, as of June 30, 2008. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and reflects adjustments from the original allocation reported in the Company’s Form 10-K for the year ended December 31, 2007. The adjustments, which are still preliminary, are based on management’s current estimates and assumptions. When the Company completes its evaluation of the fair value of assets acquired and liabilities assumed, including the valuation of specifically identifiable intangible assets, the allocation will be adjusted accordingly. Goodwill is not deductible for tax purposes.
The preliminary allocation at June 30, 2008 is summarized below:

Accounts receivable	$45,973
Inventory	20,409
Other current assets	23,612
Property, plant and equipment	67,509
Other intangibles	82,400
Other assets	269
Goodwill	163,266

Total assets acquired	403,438

Accounts payable	24,446
Other current liabilities	12,017
Other liabilities	30,190

Total liabilities assumed	66,653

Net assets acquired	336,785

Cash acquired	15,754

Purchase price, net of cash acquired	$321,031

On October 1, 2007, the Company completed the acquisition of Borchers, a European-based specialty coatings additive supplier with locations in France and Germany, for approximately $20.7 million, net of cash acquired. The Company incurred fees of approximately $1.2 million associated with this transaction.
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

$490.0

The agreement also provided for interest on the working capital adjustment from the transaction closing date. For the three and six months ended June 30, 2007, the Company recorded interest income of $0.6 million and $1.2 million, respectively, which is included in Interest income on the Unaudited Condensed Statements of Consolidated Income.
In the six months ended June 30, 2007, the Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.
Discontinued operations includes share-based incentive compensation expense related to Nickel management that previously had been included in corporate expenses. No interest expense has been allocated to discontinued operations.
Income (loss) from discontinued operations consisted of the following for the three months ended June 30:

	2008	2007
Income (loss) from discontinued operations before income taxes	$(488)	$3,105
Income tax (expense) benefit	126	(1,201)

Income (loss) from discontinued operations, net of tax	(362)	1,904
Gain on sale of discontinued operations, net of tax	—	(19)

Total income (loss) from discontinued operations	$(362)	$1,885

The loss from discontinued operations for the three months ended June 30, 2008 is primarily due to an additional contingency accrual for non-income taxes related to the Company’s former Precious Metals Group (“PMG”).

Income (loss) from discontinued operations consisted of the following for the six months ended June 30:

	2008	2007
Net sales	$—	$193,091

Income (loss) from discontinued operations before income taxes	$(731)	$83,608
Income tax (expense) benefit	—	(20,685)

Income (loss) from discontinued operations, net of tax	(731)	62,923
Gain on sale of discontinued operations, net of tax	—	72,270

Total income (loss) from discontinued operations	$(731)	$135,193

The loss from discontinued operations for the six months ended June 30, 2008 is primarily due to an additional contingency accrual for non-income taxes related to PMG and remeasuring Euro-denominated liabilities to US dollars.
Note 5 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Raw materials and supplies	$259,544	$199,901
Work-in-process	38,579	32,565
Finished goods	175,427	180,968

	$473,550	$413,434

Note 6 – Debt
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million, to a maximum of $150.0 million, subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Company has the option to specify that interest be calculated based either on LIBOR plus a calculated margin amount or a base rate. The margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. During the first six months of 2008, the Company borrowed under the Revolver, and the outstanding Revolver balance was $25.0 million at June 30, 2008. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.
The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at June 30, 2008 and December 31, 2007. The Company also had a $0.3 million short-term note payable at December 31, 2007 which was repaid during the second quarter of 2008.

Debt consists of the following:

	June 30,	December 31,
	2008	2007
Revolving credit agreement	$25,000	$—
Notes payable — bank	1,283	1,649

	26,283	1,649
Less: Short-term debt	—	347
Less: Current portion of long-term debt	121	166

Total long-term debt	$26,162	$1,136

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
Note 7 — Financial Instruments
Cash Flow Hedges
The Company has certain copper forward sales contracts that are designated as cash flow hedges. The Company must assess, both at inception of the hedge transaction and on an ongoing basis, whether the hedge is highly effective in offsetting change in the cash flow of the hedged item. The effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. For the three and six months ended June 30, 2008, derivative losses of $0.4 million and $0.7 million, respectively, were recognized in net sales. These losses were offset by gains on the transactions being hedged. Any ineffective portions of such cash flow hedges are recognized immediately in earnings. In the first six months of 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. The estimated fair value of open contracts at June 30, 2008, generated an unrealized loss of approximately $0.3 million (net of $0.1 million deferred tax asset), which is included in Accumulated other comprehensive income. At June 30, 2008, the notional quantity of open contracts designated as cash flow hedges under SFAS No. 133 was 2.6 million pounds. The Company had no cash flow hedges at December 31, 2007. At June 30, 2008, the related payable is recorded in Other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. All open contracts at June 30, 2008 mature no later than the fourth quarter of 2008.
Fair Value Hedges
The Company has certain cobalt forward purchase contracts that are designated as fair value hedges. For fair value hedges, changes in the fair value of the derivative instrument will be offset against the change in fair value of the hedged item through earnings. Any ineffective portions of such fair value hedges are recognized immediately in earnings. In the first six months of 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. At June 30, 2008, the notional quantity of open contracts designated as fair value hedges under SFAS No. 133 was 0.4 million pounds. The Company had no fair value hedges at December 31, 2007. The related $3.0 million payable resulting from the unrealized loss is recorded in Other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. All open contracts at June 30, 2008 mature no later than the third quarter of 2008.
Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula which included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under SFAS No. 133. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company recorded a $6.7 million gain in the fourth quarter of 2007, a $5.8 million gain in the first quarter of 2008 and a $1.8 million loss in the second quarter of 2008, resulting in a cumulative gain of $10.7 million related to these contracts. These contracts matured in the second quarter of 2008. The Company received cash related to these contracts of $7.7 million during the second quarter of 2008 and has a $3.0 million receivable at June 30, 2008. The receivable was collected in the third quarter of 2008. The gain on the forward purchase contracts has been partially offset by the sales in the second quarter of 2008 of cobalt-containing finished products with a fixed cobalt price component.
Note 8 – Fair Value Disclosures
The fair values of derivative liabilities based on the level of inputs are summarized below:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Liabilities	Observable	Unobservable
Description	June 30, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Derivative Liabilities	$(3,365)	$—	$(377)	$(2,988)

Total	$(3,365)	$—	$(377)	$(2,988)

The Company uses significant other observable inputs to value derivative instruments used to hedge copper price volatility and therefore they are classified within Level 2 of the valuation hierarchy. Cobalt forward purchase contracts are classified as Level 3, as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available.
The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 or significant unobservable inputs for the period of April 1, 2008 to June 30, 2008:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Derivatives
April 1, 2008	$12,540
Total realized or unrealized gains (losses):
Included in earnings	(4,792)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(10,736)
Transfers in and/or out of Level 3	—

June 30, 2008	$(2,988)

The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 or significant unobservable inputs for the period of January 1, 2008 to June 30, 2008:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Derivatives
January 1, 2008	$6,734
Total realized or unrealized gains (losses):
Included in earnings	1,014
Included in other comprehensive income	—
Purchases, issuances, and settlements	(10,736)
Transfers in and/or out of Level 3	—

June 30, 2008	$(2,988)

Included in gains or losses in the tables above is $3.0 million of unrealized losses related to derivatives that are still held at June 30, 2008. The realized and unrealized gains and losses are included in Cost of products sold in the Unaudited Condensed Statement of Consolidated Income.
Note 9 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before January 1, 2002.
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
Income (loss) from continuing operations before income tax expense and minority partners’ share of income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
United States	$(3,594)	$(8,090)	$(3,017)	$(38,629)
Outside the United States	86,852	66,885	181,751	120,818

	$83,258	$58,795	$178,734	$82,189

The Company’s effective income tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Effective income tax rate	26.8%	16.7%	27.7%	60.6%
The effective income tax rates for the three and six months ended June 30, 2008 are lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland), tax holidays in Malaysia and China, and the recognition of tax benefits for domestic losses. In the three and six months ended June 30, 2008, these factors were partially offset by tax expense related to planned foreign earnings repatriation during 2008.

During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired. As a result, the first six months of 2008 includes income tax expense related to income earned at the Company’s joint venture in the DRC. No income tax expense was recorded by the joint venture in the first six months of 2007. The effective income tax rate for the first six months of 2007 included discrete items related to the repatriation of foreign earnings and the redemption of the Notes. Specifically, the Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings and proceeds from the sale of the Nickel business. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million cost to redeem the Notes. Excluding these discrete items, the Company’s effective income tax rate would have been 17.9% for the first six months of 2007.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced income tax expense by $2.1 million and $4.0 million in the three and six months ended June 30, 2008, respectively, and $3.6 million in the three and six months ended June 30, 2007. The benefit of the tax holiday on net income per diluted share was approximately $0.07 and $0.13 in the three and six months ended June 30, 2008, respectively, and approximately $0.12 in the three and six months ended June 30, 2007. The tax holiday, which originally expired on December 31, 2006, was extended during the second quarter of 2007 for an additional five years, retroactive to January 1, 2007. The $3.6 million benefit, recognized in the second quarter of 2007, includes $2.7 million related to the first quarter of 2007.
The Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, the Company recognized a $0.5 million liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including reserves for tax contingencies previously recorded, the Company has $10.2 million of uncertain tax positions, all of which would affect the Company’s effective income tax rate if recognized, and are included as a component of other non-current liabilities. There were no material changes to the liability for uncertain tax positions in the three and six months ended June 30, 2008.
The Company accrues interest related to uncertain tax positions and penalties as a component of income tax expense. The Company had $0.7 million and $0.6 million accrued at June 30, 2008 and December 31, 2007, respectively, for the payment of interest and penalties.
There were no uncertain tax positions at June 30, 2008 for which it is reasonably possible that the liability will decrease within the next 12 months.
Note 10 — Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. Under this plan, the Company contributes 3.5% of employee compensation unconditionally and matches 100% of participants’ contributions, up to the first three percent of contributions and 50% on the next 2% of participants’ contributions. Contributions are directed by the employee into various investment options. The Company maintains additional defined contribution plans in certain locations outside the United States. The Company also sponsors an unfunded non-contributory, nonqualified executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan.
The Company has a funded, non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. Certain non-U.S. employees are covered under defined benefit plans. These non-U.S. plans are not significant and relate to liabilities of the acquired Borchers entities and one REM location. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for the former Chief Executive Officer and other unfunded postretirement benefit plans (“OPEB”), primarily health care and life insurance, for certain employees and retirees in the United States. The Company uses an October 31 measurement date for both its pension and postretirement benefit plans.
Set forth below is the detail of the net periodic expense for the pension and other postretirement defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension Benefits
Interest cost	$359	$334	$721	$668
Service cost	29	—	57	—
Amortization of unrecognized net loss	70	75	140	151
Expected return on plan assets	(225)	(197)	(449)	(394)

Total expense	$233	$212	$469	$425

Other Postretirement Benefits
Service cost	$28	$21	$56	$41
Interest cost	81	66	162	132
Amortization of unrecognized net loss	12	—	23	—
Amortization of unrecognized prior service cost	10	10	20	20

Total expense	$131	$97	$261	$193

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from continuing operations	$56,594	$44,132	$112,183	$25,591

Weighted average shares outstanding	30,072	29,900	30,051	29,836
Dilutive effect of stock options and restricted stock	242	366	314	341

Weighted average shares outstanding — assuming dilution	30,314	30,266	30,365	30,177

Income per common share from continuing operations — basic	$1.88	$1.48	$3.73	$0.86

Income per common share from continuing operations — assuming dilution	$1.86	$1.46	$3.69	$0.85

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$56,232	$46,017	$111,452	$160,784

Weighted average shares outstanding	30,072	29,900	30,051	29,836
Dilutive effect of stock options and restricted stock	242	366	314	341

Weighted average shares outstanding — assuming dilution	30,314	30,266	30,365	30,177

Net income per common share — basic	$1.87	$1.54	$3.71	$5.39

Net income per common share — assuming dilution	$1.85	$1.52	$3.67	$5.33

Note 12 —  Accumulated Other Comprehensive Income

		Unrealized
		Losses, Net		Accumulated
	Foreign	on Cash Flow	Pension and	Other
	Currency	Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income
Balance at December 31, 2007	$18,080	$—	$(10,415)	$7,665
Current period credit (charge)	9,064	(279)	—	8,785

Balance at June 30, 2008	$27,144	$(279)	$(10,415)	$16,450

Comprehensive income, net of related tax effects, for the three months ended June 30, 2008 and 2007 was $56.0 million and $47.8 million, respectively. Comprehensive income, net of related tax effects, for the six months ended June 30, 2008 and 2007 was $120.2 million and $137.5 million, respectively.
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
During 2007, the Company became aware of two contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of OMG to the extent the matters relate to the period from 2001-2003, during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that it is reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at June 30, 2008, would be up to $27.2 million and would be recorded in discontinued operations.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. At June 30, 2008 and December 31, 2007, the Company has recorded environmental liabilities of $3.9 million and $4.9 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France.
Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters, as well as other legal proceedings arising out of operations in the normal course of business, is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.
Note 14 —   Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan supersedes and replaces the 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). The 1998 Plan and 2002 Plan terminated upon stockholder approval of the 2007 Plan, such that no further grants may be made under either the 1998 Plan or the 2002 Plan. The terminations did not affect awards already outstanding under the 1998 Plan or the 2002 Plan, which consist of options and restricted stock awards. All options outstanding under each of the 1998 Plan and the 2002 Plan have 10-year terms and have an exercise price of not less than the per share fair market value, measured by the average of the high and low price of the Company’s common stock on the NYSE, on the date of grant.
  Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all, or part of, their annual compensation for serving as directors, as may be determined by the board of directors. The total number of shares of common stock available for awards under the 2007 Plan (including any annual stock issuances made to non-employee directors) is 3,000,000. The 2007 Plan provides that no more than 1,500,000 shares of common stock may be the subject of awards that are not stock options or stock appreciation rights. In addition, no more than 250,000 shares of common stock may be awarded to any one person in any calendar year, whether in the form of stock options, restricted stock or another form of award. The 2007 Plan provides that all options granted must have an exercise price of not less than the per share fair market value on the date of grant and that no option may have a term of more than ten years.

The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense for option grants and restricted stock awards granted to employees as a component of Selling, general and administrative expenses of $2.4 million and $4.5 million for the three and six months ended June 30, 2008, respectively, and $1.9 million and $3.4 million for the three and six months ended June 30, 2007, respectively. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting of all unvested stock options and time-based and performance-based restricted stock previously granted to those employees. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.7 million for the six months ended June 30, 2007.

At June 30, 2008, there was $12.0 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $3.7 million in the remaining six months of 2008, $5.6 million in 2009, $2.4 million in 2010 and $0.3 million in 2011. There is no unrecognized compensation expense related to the Nickel business. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures.

The Company received cash payments of $0.1 million and $0.9 million in the three and six months ended June 30, 2008, respectively, and $10.3 million and $10.5 million in the three and six months ended June 30, 2007, respectively, in connection with the exercise of stock options. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Beginning in the third quarter of 2007, non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 972 and 2,750 shares to non-employee directors during the three and six months ended June 30, 2008, respectively.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 166,675 and 184,750 shares of common stock during the first six months of 2008 and 2007, respectively. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.
The fair value of options granted during the first six months of 2008 and 2007 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	2.6%	4.7%
Dividend yield	—	—
Volatility factor of Company common stock	0.47	0.47
Weighted-average expected option life (years)	6.0	6.0
Weighted-average grant-date fair value	$27.90	$26.24
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
The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at December 31, 2007	364,343	$18.46
Granted during the first six months of 2008	166,675	$27.90
Granted during the first six months of 2007	184,750	$26.24
Vested during the first six months of 2008	162,495	$16.55
Vested during the first six months of 2007	47,700	$13.98
Non-vested at June 30, 2008	344,739	$24.07
Non-vested at June 30, 2007	479,007	$17.15
The total intrinsic value of options exercised was $0.4 million and $5.8 million during the first six months of 2008 and 2007, respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
A summary of the Company’s stock option activity for the first six months of 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	755,682	$34.88
Granted	166,675	$58.04
Exercised	(21,684)	$40.12
Expired unexercised	—	$—
Forfeited	(4,001)	$45.22

Outstanding at June 30, 2008	896,672	$39.01	7.68	$2,840,041
Vested or expected to vest at June 30, 2008	882,941	$38.83	7.66	$2,833,593
Exercisable at June 30, 2008	551,932	$32.98	6.93	$2,243,308
Restricted Stock – Performance-Based Awards
During the first six months of 2008, the Company awarded a total of 57,550 shares of performance-based restricted stock that vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. The shares awarded during the first six months of 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2010.
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

A summary of the Company’s performance-based restricted stock awards for the first six months of 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2008	171,064	$35.46
Granted	57,550	$58.41
Vested	—	$—
Forfeited	—	$—

Non-vested at June 30, 2008	228,614	$41.24

Expected to vest at June 30, 2008	198,395
Restricted Stock – Time-Based Awards
The Company awarded 17,675 and 24,360 shares of time-based restricted stock during the first six months of 2008 and 2007, respectively, which vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $1.0 million for the 2008 awards and $1.2 million for the 2007 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock awards for the first six months of 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	209,504	$28.25
Granted	17,675	$57.08
Vested	(166,194)	$24.89

Nonvested at June 30, 2008	60,985	$45.76

Expected to vest at June 30, 2008	60,159
In June 2005, the Company granted 166,194 shares of restricted stock to its Chief Executive Officer (“CEO”) in connection with his hiring. The restricted shares vested on May 31, 2008. Upon vesting, the CEO received 91,407 unrestricted shares of common stock and surrendered 74,787 shares of common stock to the Company to pay required taxes applicable to the vesting of restricted stock in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company and the related agreement previously approved by the Compensation Committee of the Board of Directors of the Company. The surrendered shares are held by the Company as treasury stock.
Note 15 — Reportable Segments
To better align its transformation and growth strategy, which includes the two strategic acquisitions completed in 2007, the Company, effective January 1, 2008, reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of Inorganics, the DRC smelter joint venture and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Ultra Pure Chemicals, Photomasks and Advanced Organics. The corresponding information for 2007 has been reclassified to conform to the current year reportable segment presentation.

Corporate is comprised of general and administrative expenses not allocated to the Advanced Materials or Specialty Chemicals segments.
As a result of the sale of the Nickel business on March 1, 2007, the Company’s Unaudited Condensed Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q, reflect the Company’s former Nickel segment as a discontinued operation for all periods presented. The Nickel business consisted of the Harjavalta, Finland nickel refinery; the Cawse, Australia nickel mine and intermediate refining facility; a 20% equity interest in MPI Nickel Pty. Ltd.; and an 11% ownership interest in Talvivaara Mining Company, Ltd.
The Company has manufacturing and other facilities in the United States, Finland and other countries in Europe, Asia-Pacific and Canada, and the Company markets its products worldwide. Further, approximately 24% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.
The following table reflects the results of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Business Segment Information
Net Sales
Advanced Materials	$359,127	$154,890	$691,512	$306,322
Specialty Chemicals	152,485	77,997	301,599	144,716
Intersegment items	(787)	(1,589)	(1,491)	(3,544)

	$510,825	$231,298	$991,620	$447,494

Operating profit
Advanced Materials	$79,480	$52,387	$174,799	$99,588
Specialty Chemicals	12,384	7,033	20,838	15,009
Corporate	(9,621)	(8,633)	(19,060)	(16,984)
Intersegment items	1,336	1,720	1,636	1,706

	$83,579	$52,507	$178,213	$99,319

Interest expense	$(547)	$(180)	$(907)	$(7,285)
Interest income	408	5,404	874	10,603
Loss on redemption of Notes	—	—	—	(21,733)
Foreign exchange gain	102	1,316	748	1,784
Other expense, net	(284)	(252)	(194)	(499)

	$(321)	$6,288	$521	$(17,130)

Income from continuing operations before income tax expense and minority partners’ share of income	$83,258	$58,795	$178,734	$82,189

Expenditures for property, plant & equipment
Advanced Materials	$7,567	$3,604	$12,446	$6,623
Specialty Chemicals	2,220	689	4,066	1,330

	$9,787	$4,293	$16,512	$7,953

Depreciation and amortization
Advanced Materials	$6,471	$6,699	$12,860	$12,922
Specialty Chemicals	7,346	1,404	14,062	3,008
Corporate	356	230	616	468

	$14,173	$8,333	$27,538	$16,398

	June 30, 2008	December 31, 2007
Total assets
Advanced Materials	$876,230	$756,938
Specialty Chemicals	686,509	679,691
Corporate	49,824	32,581

	$1,612,563	$1,469,210

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
To better align its transformation and growth strategy, which includes the two strategic acquisitions completed in 2007, the Company, effective January 1, 2008, reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of Inorganics, the Democratic Republic of Congo (the “DRC”) smelter joint venture and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Ultra Pure Chemicals, Photomasks and Advanced Organics.
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
The Specialty Chemicals segment consists of the following:
Electronic Chemicals: Electronic Chemicals develops products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets and includes the REM Printed Circuit Board (“PCB”) business. The acquired PCB business develops and manufactures chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology and electroless copper processes used in the manufacturing of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. Memory disk products include electroless nickel solutions and preplate chemistries for the computer and consumer electronics industries and for the manufacture of hard drive memory disks used for memory and data storage applications. Memory disk applications include computer hard drives, digital video recorders, MP3 players, digital cameras and business and enterprise servers.
Ultra Pure Chemicals: Ultra Pure Chemicals (“UPC”) develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. UPC also develops and manufactures a broad range of chemicals used in the manufacturing of photomasks and provides a range of analytical, logistical and development support services to the semiconductor industry. These include total chemicals management, under which the Company manages the clients’ entire electronic process chemicals operations, including coordination of logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals.
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

Results of Operations
Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each business segment.
Second Quarter of 2008 Compared With Second Quarter of 2007

	Three Months Ended June 30,
(thousands of dollars & percent of net sales)	2008		2007
Net sales	$510,825		$231,298
Cost of products sold	384,802		147,621

Gross profit	126,023	24.7%	83,677	36.2%
Selling, general and administrative expenses	42,444	8.3%	31,170	13.5%

Operating profit	83,579	16.4%	52,507	22.7%
Other income (expense), net	(321)		6,288
Income tax expense	(22,306)		(9,815)
Minority partners’ share of income, net of tax	(4,358)		(4,848)

Income from continuing operations	56,594		44,132
Income (loss) from discontinued operations, net of tax	(362)		1,904
Gain on sale of discontinued operations, net of tax	—		(19)

Net income	$56,232		$46,017

Net sales increased to $510.8 million in the second quarter of 2008 from $231.3 million in the second quarter of 2007. The $279.5 million increase was primarily due to an $89.4 million increase from higher product selling prices in the Advanced Materials segment, which resulted from an increase in the average cobalt reference price in the second quarter of 2008 compared with the second quarter of 2007, and an $87.2 million increase from the resale of cobalt metal. In addition, the REM and Borchers acquisitions, completed in the fourth quarter of 2007, contributed $77.0 million in the second quarter of 2008. The remaining increase in net sales was primarily due to increased volumes in the Advanced Materials segment, which contributed $20.3 million to net sales.
Gross profit increased to $126.0 million in the second quarter of 2008, compared with $83.7 million in the second quarter of 2007. The $42.3 million increase in gross profit was primarily due to the impact of the higher cobalt reference price and the resulting increase in sales discussed above, partially offset by the increase in cobalt raw material costs. The fourth quarter 2007 REM and Borchers acquisitions contributed $18.2 million in gross profit in the second quarter of 2008. Gross profit was also favorably impacted by improved volume in the Advanced Materials segment. The decrease in gross profit as a percentage of sales (24.7% in the second quarter of 2008 versus 36.2% in the second quarter of 2007) was primarily due to higher cobalt metal resale volume in 2008, which generally generates a lower margin percentage, and the impact of higher cost cobalt raw materials.
Selling, general and administrative expenses (“SG&A”) increased to $42.4 million in the second quarter of 2008, compared with $31.2 million in the second quarter of 2007. The $11.2 million increase was primarily due to $12.6 million of REM and Borchers SG&A expenses, including amortization expense of acquired intangibles of $1.4 million and a $1.0 million increase in corporate expenses primarily due to an increase in employee incentive and share-based compensation expense and increased professional services fees. These increases were partially offset by a decrease in legal and environmental expenses. The second quarter of 2007 included $2.0 million in legal fees for a lawsuit the Company filed related to the use by a third-party of proprietary information, and a $1.1 million charge to increase the environmental liability at the Company’s closed Newark, New Jersey site. The lawsuit related to the use by a third-party of proprietary information was settled in the third quarter of 2007.
The increase in operating profit for the second quarter of 2008 as compared to the second quarter of 2007 was due to the factors discussed above.
Other income (expense), net decreased to expense of $0.3 million in the second quarter of 2008 compared with income of $6.3 million in the second quarter of 2007. The following table summarizes the components of Other income (expense), net:

	Three Months Ended June 30,
(In thousands)	2008	2007
Interest expense	$(547)	$(180)
Interest income	408	5,404
Foreign exchange gain	102	1,316
Other income, net	(284)	(252)

	$(321)	$6,288

The $5.0 million decrease in interest income in the second quarter of 2008 was due to the lower average cash balance in the second quarter of 2008 compared with the second quarter of 2007, as the acquisition of REM on December 31, 2007 was funded with existing cash. See additional discussion below under “Liquidity and Capital Resources.” The $0.4 million increase in interest expense was primarily due to borrowings on the revolver during the second quarter of 2008. The Company had no borrowings under the revolver during the second quarter of 2007.
Income tax expense in the second quarter of 2008 was $22.3 million on pre-tax income of $83.3 million, or 26.8%, compared to income tax expense in the second quarter of 2007 of $9.8 million on pre-tax income of $58.8 million, or 16.7%. The effective income tax rates were lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U. S. (primarily Finland), tax holidays in Malaysia and China, and the recognition of tax benefits for domestic losses. During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired. As a result, the second quarter of 2008 included income tax expense related to income earned at the Company’s joint venture in the DRC. No income tax expense was recorded by the joint venture in the second quarter of 2007. The second quarter of 2007 reflected the extension of the tax holiday in Malaysia, retroactive to January 1, 2007, which resulted in a reduction in income tax expense of $3.6 million, of which $2.7 million related to, and would have been recorded in, the first quarter of 2007 if the extension had been granted during the first quarter of 2007.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. Minority partners’ income in the second quarter of 2008 was favorably impacted by higher cobalt prices offset by timing of deliveries and income tax expense, as income earned in the DRC is now subject to income tax, as discussed above.
Income from continuing operations was $56.6 million, or $1.86 per diluted share, in the second quarter of 2008 compared with a $44.1 million or $1.46 per diluted share, in the second quarter of 2007. The increase was due primarily to the aforementioned factors.
The loss from discontinued operations in the second quarter of 2008 of $0.4 million was primarily due to an additional contingency accrual for non-income taxes related to the Company’s former Precious Metals Group (“PMG”). Income from discontinued operations of $1.9 million for the second quarter of 2007 was primarily due to a favorable German tax ruling related to PMG, which was sold in 2003.
Net income was $56.2 million, or $1.85 per diluted share, in the second quarter of 2008 compared with net income of $46.0 million, or $1.52 per diluted share, in the second quarter of 2007. The increase was due primarily to the aforementioned factors.

First Six Months of 2008 Compared With First Six Months of 2007

	Six Months Ended June 30,
(thousands of dollars & percent of net sales)	2008		2007
Net sales	$991,620		$447,494
Cost of products sold	728,931		291,573

Gross profit	262,689	26.5%	155,921	34.8%
Selling, general and administrative expenses	84,476	8.5%	56,602	12.6%

Operating profit	178,213	18.0%	99,319	22.2%
Other income (expense), net	521		(17,130)
Income tax expense	(49,451)		(49,789)
Minority partners’ share of income, net of tax	(17,100)		(6,809)

Income from continuing operations	112,183		25,591
Income (loss) from discontinued operations, net of tax	(731)		62,923
Gain on sale of discontinued operations, net of tax	—		72,270

Net income	$111,452		$160,784

Net sales increased to $991.6 million in the first six months of 2008 from $447.5 million in the first six months of 2007. The $544.1 million increase was primarily due to a $199.8 million increase from higher product selling prices in the Advanced Materials segment, which resulted from an increase in the average cobalt reference price in the first six months of 2008 compared with the first six months of 2007, and a $148.4 million increase from the resale of cobalt metal. In addition, the REM and Borchers acquisitions contributed $143.9 million in the first six months of 2008. The remaining increase in net sales was due to increased volumes in the Advanced Materials segment, which contributed $41.9 million, and favorable pricing in the Specialty Chemicals segment, which contributed $27.0 million. These increases were partially offset by decreased volumes ($12.1 million) in the Specialty Chemicals segment.
Gross profit increased to $262.7 million in the first six months of 2008, compared with $155.9 million in the first six months of 2007. The $106.8 million increase in gross profit was primarily due to the impact of the higher cobalt reference price and the resulting increase in sales discussed above, partially offset by the increase in cobalt raw material costs. The REM and Borchers acquisitions contributed $31.6 million in gross profit in the first six months of 2008, which included a $1.7 million charge related to the step-up to fair value of inventory acquired and sold in the ordinary course of business. Gross profit was also favorably impacted by improved volume in the Advanced Materials segment and a $4.0 million gain on cobalt forward purchase contracts, which are discussed below under “Advanced Materials.” The decrease in gross profit as a percentage of sales (26.5% in the first six months of 2008 versus 34.8% in the first six months of 2007) was primarily due to higher cobalt metal resale volume, which generally generates a lower margin percentage, and the impact of higher cost cobalt raw materials.
SG&A increased to $84.5 million in the first six months of 2008, compared with $56.6 million in the first six months of 2007. The $27.9 million increase was primarily due to $23.5 million of REM and Borchers SG&A expenses, including amortization expense of $2.0 million on acquired intangibles. SG&A was also impacted by an increase in employee incentive and share-based compensation expense, the unfavorable impact of the weakening U.S. dollar and increased information technology and travel costs associated with the acquisition integration and Enterprise Resource Planning (“ERP”) system implementation. The first six months of 2007 included $2.0 million in legal fees for a lawsuit the Company filed, related to the use by a third-party of proprietary information, and a $1.1 million charge to increase the environmental liability at the Company’s closed Newark, New Jersey site. The lawsuit related to the use by a third-party of proprietary information was settled in the third quarter of 2007.
The increase in operating profit for the first six months of 2008, as compared to the first six months of 2007, was due to the factors discussed above.
Other income (expense), net increased to income of $0.5 million in the first six months of 2008 compared with expense of $17.1 million in the first six months of 2007. The following table summarizes the components of Other income (expense), net:

	Six Months Ended June 30,
(In thousands)	2008	2007
Interest expense	$(907)	$(7,285)
Interest income	874	10,603
Loss on redemption of Notes	—	(21,733)
Foreign exchange gain	748	1,784
Other income, net	(194)	(499)

	$521	$(17,130)

The $6.4 million decrease in interest expense was primarily due to the redemption, on March 7, 2007, of $400.0 million of 9.25% Senior Subordinated Notes due 2011(the “Notes”). The $9.7 million decrease in interest income in the first six months of 2008 was due to the lower average cash balance during that period compared with the first six months of 2007, as the acquisition of REM on December 31, 2007 was funded with existing cash. See additional discussion below under “Liquidity and Capital Resources.” The $21.7 million loss on redemption of the Notes is discussed below under “Debt and Other Financing Activities.”
Income tax expense in the first six months of 2008 was $49.5 million on pre-tax income of $178.7 million, or 27.7%, compared to income tax expense in the first six months of 2007 of $49.8 million on pre-tax income of $82.2 million, or 60.6%. The effective income tax rate was lower than the U.S. statutory rate in the first six months of 2008 due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U. S. (primarily Finland), tax holidays in Malaysia and China, and the recognition of tax benefits for domestic losses. During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired. As a result, the first six months of 2008 included income tax expense related to income earned at the Company’s joint venture in the DRC. No income tax expense was recorded by the joint venture in the first six months of 2007. However, the first six months of 2007 included discrete items related to the repatriation of foreign earnings and the redemption of the Notes. Specifically, the Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings and proceeds from the sale of the Nickel business. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million cost to redeem the Notes. Excluding these discrete items, the effective income tax rate would have been 17.9% in the first six months of 2007.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partners’ income in the first six months of 2008 compared with the first six months of 2007 was primarily due to higher cobalt prices and timing of deliveries, partially offset by income tax expense, as income earned in the DRC is now subject to income tax, as discussed above.
Income from continuing operations was $112.2 million, or $3.69 per diluted share, in the first six months of 2008 compared with $25.6 million, or $0.85 per diluted share, in the first six months of 2007. The increase was due primarily to the aforementioned factors.
The loss from discontinued operations in the first six months of 2008 of $0.7 million resulted from an additional contingency accrual for non-income taxes related to PMG and the translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Total income from discontinued operations of $135.2 million for the first six months of 2007 primarily related to the operations of the Nickel business and the $72.3 million gain on the sale of the Nickel business.
Net income was $111.5 million, or $3.67 per diluted share, in the first six months of 2008 compared with net income of $160.8 million, or $5.33 per diluted share, in the first six months of 2007. The decrease was due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2008	2007	2008	2007
Net sales	$359.1	$154.9	$691.5	$306.3

Operating profit	$79.5	$52.4	$174.8	$99.6

The following table reflects the volumes in the Advanced Materials segment for the three and six months ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Volumes
Sales volume — metric tons	7,934	5,902	16,476	12,069
Cobalt refining volume — metric tons	2,148	2,071	4,524	4,257

*	Sales volume includes cobalt metal resale and copper by-product sales and excludes volume related to specialty nickel salts sales under the Norilsk distribution agreement, as explained below.
The following table summarizes the percentage of sales dollars by end market for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Batteries	37%	44%	40%	46%
Chemical	12%	17%	14%	17%
Powder Metallurgy	13%	14%	11%	14%
Ceramics	4%	6%	4%	6%
Other*	34%	19%	31%	17%

*	Other includes cobalt metal resale.
The following table summarizes the percentage of sales dollars by region for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas	11%	9%	10%	10%
Asia	40%	51%	44%	53%
Europe	49%	40%	46%	37%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2008	2007
First Quarter	$46.19	$25.82
Second Quarter	$45.93	$28.01
Third Quarter	n/a	$25.84
Fourth Quarter	n/a	$32.68
Full Year	n/a	$27.99
Net Sales
Net sales increased to $359.1 million in the second quarter of 2008 from $154.9 million in the second quarter of 2007 and to $691.5 million in the first six months of 2008 from $306.3 million in the first six months of 2007. As discussed above, the net sales increases in the second quarter and the first six months of 2008 were due primarily to increased product selling prices which resulted from an increase in the average cobalt reference price, increased cobalt metal resale and increased volume. In the second quarter and first six months of 2008, copper by-product sales contributed an additional $8.8 million and $16.2 million, respectively, to net sales. Copper by-product sales increased due to the higher average copper price in 2008 compared with 2007 and increased volume. The increase in cobalt metal resale in 2008 compared with 2007 reflects increased volume and the increase in the average cobalt reference price. Increased volume resulted from sales of metal received under the five-year supply agreement with Norilsk for up to 2,500 metric tons per year of cobalt. This agreement was entered into in the first quarter of 2007; however, the Company did not receive regular deliveries of cobalt metal until the second half of 2007. Volume was also driven by sales of non-Norilsk cobalt metal resale inventory in connection with the Company’s initiative to manage working capital, including reducing inventory price exposure where possible.
In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under the contracts, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company was the primary obligor for these sales and recorded the revenue on a gross basis. This change resulted in a $13.7 million decrease in net sales in the first six months of 2008 compared with the first six months of 2007.
Operating Profit
The $27.1 million increase in operating profit in the second quarter of 2008 as compared to the second quarter of 2007 was due to a $27.3 million net impact of the higher cobalt reference price and the resulting increase in sales discussed above (including cobalt metal resale) partially offset by the increase in cobalt raw material costs. Operating profit was also favorably impacted by improved volume ($12.9 million) (including metal resale and excluding copper by-product and specialty nickel salts) and increased copper by-product sales ($4.9 million) partially offset by increased manufacturing and non-cobalt raw material costs ($11.5 million) and an unfavorable currency impact ($5.5 million). The impact of price includes a $1.2 million charge to reduce the carrying value of cobalt metal resale inventory to market value at June 30, 2008. Operating profit was also negatively impacted by a $1.8 million loss on cobalt forward purchase contracts (see discussion of these contracts below).
The $75.2 million increase in operating profit in the first six months of 2008 as compared to the first six months of 2007 was due to a $63.4 million net impact of the higher cobalt reference price and the resulting increase in sales discussed above (including cobalt metal resale), partially offset by the increase in cobalt raw material costs. Operating profit was also favorably impacted by improved volume ($30.3 million) (including metal resale and excluding copper by-product and specialty nickel salts), increased copper by-product sales ($9.5 million) and a gain on cobalt forward purchase contracts ($4.0 million) (see discussion of these contracts below), partially offset by increased manufacturing and non-cobalt raw material costs ($24.7 million) and an unfavorable currency impact ($10.2 million). The impact of price includes a $1.2 million charge to reduce the carrying value of cobalt metal resale inventory to market value at June 30, 2008.
During the fourth quarter of 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula that included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under SFAS No. 133. Accordingly, these contracts were adjusted to fair value at the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company recorded a $6.7 million gain in the fourth quarter of 2007, a $5.8 million gain in the first quarter of 2008 and a $1.8 million loss in the second quarter of 2008, resulting in a cumulative gain of $10.7 million related to these contracts. These contracts matured in the second quarter of 2008. The Company received cash related to these contracts of $7.7 million during the second quarter of 2008 and has a $3.0 million receivable at June 30, 2008. The receivable was collected in the third quarter of 2008. The gain on the forward purchase contracts has been partially offset by the sales in the second quarter of 2008 of cobalt-containing finished products with a fixed cobalt price component.
Specialty Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2008	2007	2008	2007
Net sales	$152.5	$78.0	$301.6	$144.7

Operating profit	$12.4	$7.0	$20.8	$15.0

The following table summarizes the percentage of sales dollars by end market for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Semiconductor	22%	3%	22%	3%
Coatings	20%	18%	20%	18%
Tire	15%	23%	15%	22%
PCB	18%	3%	16%	4%
Memory Disk	9%	27%	11%	28%
Chemical	11%	17%	11%	17%
General Metal Finishing	3%	5%	3%	4%
Other	2%	4%	2%	4%
The following table summarizes the percentage of sales dollars by region for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas	30%	38%	29%	37%
Asia	38%	41%	38%	41%
Europe	32%	21%	33%	22%
The following table reflects the volumes in the Specialty Chemicals segment for the three and six months ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Volumes
Advanced Organics sales volume — metric tons	7,738	7,609	16,124	14,895
Electronic Chemicals sales volume — gallons (thousands)*	1,571	1,813	3,506	3,551

*	Sales volume excludes volume related to the REM PCB business.
Net Sales
Net sales increased $74.5 million, to $152.5 million in the second quarter of 2008 from $78.0 million in the second quarter of 2007. The REM and Borchers acquisitions contributed $77.0 million in the second quarter of 2008. Excluding the REM and Borchers acquisitions, net sales decreased $2.5 million. Favorable pricing ($12.9 million) was offset by a decrease in volume ($12.6 million) and unfavorable mix ($2.7 million). Favorable pricing in Advanced Organics was slightly offset by unfavorable pricing in Electronic Chemicals primarily due to a decline in the price of nickel.
Net sales increased to $301.6 million in the first six months of 2008 from $144.7 million in the first six months of 2007. The REM and Borchers acquisitions contributed $143.9 million of the $156.9 million increase in the first six months of 2008. The remaining increase in net sales was primarily due to increased product selling prices ($27.0 million) partially offset by decreased volumes ($12.1 million). Favorable pricing in Advanced Organics was slightly offset by unfavorable pricing in Electronic Chemicals, primarily due to a decline in the price of nickel.
Operating Profit
Operating profit for the second quarter of 2008 increased to $12.4 million from $7.0 million in the second quarter of 2007. The REM and Borchers acquisitions contributed $5.6 million in the second quarter of 2008. Excluding the REM and Borchers acquisitions, operating profit decreased $0.2 million. Operating profit was positively impacted by favorable pricing of $4.7 million offset by decreased volume ($5.0 million), unfavorable mix ($0.7 million) and an increase in administrative expenses, primarily due to ERP system implementation and increased information technology and travel costs associated with the acquisition integration ($1.1 million). The second quarter of 2007 includes $2.0 million in legal fees, for a lawsuit related to the unauthorized use by a third-party of proprietary information, and a $1.1 million charge to increase the environmental liability at the Company’s closed Newark, New Jersey site.
Operating profit for the first six months of 2008 increased to $20.8 million from $15.0 million in the first six months of 2007. In connection with the REM acquisition, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition.  The inventory step-up to fair value totaled $1.7 million and was recognized as a charge to cost of products sold in the first six months of 2008, as the inventory was sold in the normal course of business. The REM and Borchers acquisitions contributed $8.1 million to operating profit, including the inventory fair value step-up expense of $1.7 million, in the first six months of 2008. Excluding the REM and Borchers acquisitions, operating profit decreased $2.3 million. Operating profit was impacted by favorable pricing of $6.9 million offset by decreased volume ($4.1 million), higher manufacturing and distribution costs ($2.4 million), an increase in certain administrative expenses, primarily due to increased information technology and travel costs associated with the acquisition integration and ERP system implementation ($2.4 million) and a $0.9 million charge for a distributor termination. In addition, the first six months of 2007 included $2.0 million in legal fees, for a lawsuit related to the unauthorized use by a third-party of proprietary information, and a $1.1 million charge to increase the environmental liability at the Company’s closed Newark, New Jersey site. The lawsuit related to the use by a third-party of proprietary information was settled in the third quarter of 2007.
Corporate Expenses
Corporate expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses were $9.6 million in the second quarter of 2008 compared with $8.6 million in the second quarter of 2007, and $19.1 million in the first six months of 2008 compared with $17.0 million in the first six months of 2007. The increase in corporate expenses in the three and six month periods was primarily due to an increase in employee incentive and share-based compensation expense and increased professional services fees. The increase in employee incentive and share-based compensation is primarily due to higher headcount in 2008, as a result of the acquisitions in 2007, as well additional expense in 2008 related to performance-based incentive compensation awards granted in prior years, for which the probability of achievement/vesting has increased.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Six months ended
Cash Flow Summary	June 30,
	2008	2007	Change
Net cash provided by (used for):
Operating activities	$14,917	$(1,545)	$16,462
Investing activities	(9,344)	487,524	(496,868)
Financing activities	8,360	(408,316)	416,676
Effect of exchange rate changes on cash	1,268	4,053	(2,785)
Discontinued operations-operating activities	—	49,623	(49,623)
Discontinued operations-investing activities	—	(1,540)	1,540

Net change in cash and cash equivalents	$15,201	$129,799	$(114,598)

Net cash provided by operating activities was $14.9 million in the first six months of 2008 compared with net cash used for operating activities of $1.5 million in the first six months of 2007. This change was primarily due to income from continuing operations of $112.2 million in the 2008 period compared to $25.6 million in the corresponding period in 2007. This change was substantially offset by an increased use of cash for working capital needs in 2008, primarily higher inventories and accounts receivable, which were driven by higher cobalt metal prices, and lower accounts payable.
Net cash used for investing activities was $9.3 million in the first six months of 2008 compared with net cash provided by investing activities of $487.5 million in the first six months of 2007. The change was primarily due to the $490.0 million of net proceeds related to the sale of the Nickel business in the 2007 period. The 2008 period includes cash receipts of $7.7 million for settlement of cobalt forward purchase contracts, a $4.5 million receipt against the notes receivable from the Company’s joint venture partner, and net cash payments of $3.8 million for transaction-related fees for acquisitions made in prior periods.
Net cash provided by financing activities was $8.4 million in the first six months of 2008 compared with cash used for financing activities of $408.3 million in the first six months of 2007, primarily due to the $418.5 million payment to redeem the Notes in the first half of 2007. The 2008 period includes net borrowings of $25.0 million on the Company’s revolver to fund short-term working capital needs as described above, a $14.9 million distribution to the Company’s DRC smelter joint venture partners, and a required tax withholding payment of $3.3 million made in connection with the surrender of shares of common stock by the Chief Executive Officer (the “CEO”), upon the vesting of restricted stock granted to the CEO in prior years.
Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million, to a maximum of $150.0 million, subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At June 30, 2008, the Company was in compliance with all covenants. Borrowings outstanding under the Revolver were $25.0 million at June 30, 2008 at an interest rate of 3.3%.
The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.3 million at June 30, 2008 and December 31, 2007. The Company also had a $0.3 million short-term note payable at December 31, 2007 that was repaid in the second quarter of 2008.
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
Capital Expenditures
Capital expenditures in the first six months of 2008 were $16.5 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $26 to $31 million for the remainder of 2008. The primary projects are capacity expansion in selected product lines at the Kokkola refinery, expenditures to maintain and improve throughput with outlays for sustaining operations and environmental, health and safety compliance, and other fixed asset additions at existing facilities.
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

Contractual Obligations
During the first six months of 2008, the Company borrowed on its Revolver. The outstanding Revolver balance was $25.0 million at June 30, 2008. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.
Since December 31, 2007, there have been no other significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to our critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 other than the adoption of SFAS No. 157, SFAS No. 159 and EITF No. 06-10, as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from December 31, 2007 to June 30, 2008.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 solely because of the material weakness identified as of December 31, 2007 relating to accounting for income taxes, as summarized in the Form 10-K for the year ended December 31, 2007. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of June 30, 2008, and the results of its operations, cash flows and changes in stockholders’ equity for the three and six months ended June 30, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2007, management identified inadequate controls over the Company’s accounting for income taxes. Management believes that the Company has made progress in addressing this material weakness by identifying additional enhancements to the related control procedures, by beginning a search for an additional permanent internal tax resource, by hiring a temporary tax resource, by purchasing a tax software package, and by the increased use of a third-party service provider to review the Company’s tax provision. However, the improvements in controls have not all been operating effectively for a period of time sufficient for the Company to fully evaluate their design and operating effectiveness and the additional internal tax resource has not yet been identified and hired. Additionally, certain internal controls over the accounting for income taxes are annual controls associated with the preparation of the Company’s year-end financial statements and, therefore, cannot be evaluated as fully remediated until that time.
The Company completed the implementation of a new ERP system at multiple U.S. locations and its Canadian site during the first half of 2008, which resulted in certain changes to businesses processes and related internal controls. The implementation is part of a multi-year project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes. As currently planned, the Company will continue to implement the ERP system in a phased approach. The Company is taking steps to monitor and maintain appropriate internal controls during the implementation. The Company performed additional procedures, including performing additional verifications and testing data integrity, to ensure the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of June 30, 2008, and the results of its operations, cash flows and changes in stockholders’ equity for the three and six months ended June 30, 2008.
There were no other changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal controls over financial reporting that occurred during the second quarter of 2008, and would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
		Average	Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans or	Purchased under the
Period	Shares Purchased (1)	per Share	Programs	Plans or Programs

April 1 - 30, 2008	—	$—	—	$—
May 1 - 31, 2008	74,787	43.48	—	—
June 1 - 30, 2008	—	—	—	—

Total April 1 - June 30, 2008	74,787	$43.48	—	$—

(1)	Consists of shares surrendered to the Company by the Chief Executive Officer to pay required taxes applicable to the vesting of restricted stock in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company and the related agreement previously approved by the Compensation Committee of the Board of Directors of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on May 13, 2008:

Description	For	Withheld
1. Election of Directors:
For terms expiring in 2011
William J. Reidy	27,537,806	806,429
Joseph M. Scaminace	28,182,090	162,145

	For	Against	Abstentions
2. Proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 60 million shares to 90 million shares:	25,712,604	2,617,196	14,430

	For	Against	Abstentions
3. Confirmation of the appointment of Ernst & Young LLP:	28,165,136	137,999	41,099
Item 6. Exhibits
Exhibits are as follow:

10.1	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace, dated May 15, 2008 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 21, 2008)

10.2	OM Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on July 2, 2008)

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.

Dated August 7, 2008	By:
/s/ Kenneth Haber

Kenneth Haber
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)