Form 10-Q
period 2008-09-30
OM GROUP INC
filed 2008-11-06
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-12515
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square 1500 Key Tower Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)
216-781-0083
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐     No ☑
As of October 31, 2008 there were 30,470,674 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$144,566	$100,187
Accounts receivable, less allowances	201,758	178,481
Inventories	453,353	413,434
Other current assets	70,559	60,655
Interest receivable from joint venture partner	—	3,776

Total current assets	870,236	756,533

Property, plant and equipment, net	258,053	288,834
Goodwill	303,936	322,172
Intangible assets	74,463	46,454
Notes receivable from joint venture partner, less allowance of $5,200 in 2008 and 2007	19,665	24,179
Other non-current assets	31,986	31,038

Total assets	$1,558,339	$1,469,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$—	$347
Current portion of long-term debt	88	166
Accounts payable	149,357	214,244
Accrued income taxes	3,211	32,040
Accrued employee costs	30,224	34,707
Other current liabilities	30,453	25,435

Total current liabilities	213,333	306,939

Long-term debt	26,080	1,136
Deferred income taxes	27,725	29,645
Minority interests	58,524	52,314
Other non-current liabilities	49,606	50,790

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares in 2008 and 60,000,000 shares in 2007; issued 30,314,343 shares in 2008 and and 30,122,209 shares in 2007	303	301
Capital in excess of par value	563,559	554,933
Retained earnings	635,251	467,726
Treasury stock (136,328 and 61,541 shares in 2008 and 2007, respectively, at cost)	(5,490)	(2,239)
Accumulated other comprehensive income (loss)	(10,552)	7,665

Total stockholders’ equity	1,183,071	1,028,386

Total liabilities and stockholders’ equity	$1,558,339	$1,469,210

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net sales	$448,630	$264,640	$1,440,250	$712,134
Cost of products sold	362,369	191,502	1,091,300	483,075

Gross profit	86,261	73,138	348,950	229,059
Selling, general and administrative expenses	40,902	31,674	125,378	88,276

Operating profit	45,359	41,464	223,572	140,783
Other income (expense):
Interest expense	(385)	(238)	(1,292)	(7,523)
Interest income	535	5,041	1,409	15,643
Loss on redemption of Notes	—	—	—	(21,733)
Foreign exchange gain	121	4,178	869	5,962
Other expense, net	(371)	(501)	(565)	(999)

	(100)	8,480	421	(8,650)

Income from continuing operations before income tax (expense) benefit and minority partners’ share of income	45,259	49,944	223,993	132,133
Income tax (expense) benefit	14,533	(7,926)	(34,918)	(57,715)
Minority partners’ share of income, net of tax	(4,046)	(2,511)	(21,146)	(9,320)

Income from continuing operations	55,746	39,507	167,929	65,098
Discontinued operations:
Income (loss) from discontinued operations, net of tax	520	(1,412)	(211)	61,511
Gain on sale of discontinued operations, net of tax	—	—	—	72,270

Total income (loss) from discontinued operations, net of tax	520	(1,412)	(211)	133,781

Net income	$56,266	$38,095	$167,718	$198,879

Net income (loss) per common share — basic:
Continuing operations	$1.85	$1.32	$5.58	$2.18
Discontinued operations	0.01	(0.05)	(0.01)	4.47

Net income	$1.86	$1.27	$5.57	$6.65

Net income (loss) per common share — assuming dilution:
Continuing operations	$1.84	$1.30	$5.53	$2.15
Discontinued operations	0.01	(0.04)	—	4.43

Net income	$1.85	$1.26	$5.53	$6.58

Weighted average shares outstanding
Basic	30,183	30,031	30,087	29,902
Assuming dilution	30,350	30,350	30,352	30,235
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Nine Months Ended September 30,
(In thousands)	2008	2007
Operating activities
Net income	$167,718	$198,879
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	211	(61,511)
Gain on sale of discontinued operations	—	(72,270)
Loss on redemption of Notes	—	21,733
Depreciation and amortization	41,636	24,652
Share-based compensation expense	6,645	5,180
Excess tax benefit on share-based compensation	(1,111)	(1,045)
Foreign exchange gain	(869)	(5,962)
Minority partners’ share of income	21,146	9,320
Gain on cobalt forward purchase contracts	(4,002)	—
Interest income received from consolidated joint venture partner	3,776	—
Other non-cash items	(6,473)	(7,500)
Changes in operating assets and liabilities
Accounts receivable	(22,322)	(45,456)
Inventories	(42,631)	(98,019)
Accounts payable	(64,887)	56,611
Accrued income taxes	(28,829)	17,915
Other, net	(17,547)	(13,769)

Net cash provided by operating activities	52,461	28,758

Investing activities
Expenditures for property, plant and equipment	(23,282)	(12,833)
Proceeds from sale of assets	—	461
Proceeds from loans to consolidated joint venture partner	4,514	—
Proceeds from loans to non-consolidated joint ventures	—	7,568
Net proceeds from the sale of the Nickel business	—	490,036
Payments related to acquisitions made in prior periods	(5,288)	—
Proceeds from settlement of cobalt forward purchase contracts	10,736	—
Investments in and advances to non-consolidated joint ventures	(790)	(2,000)
Expenditures for software	(1,286)	(3,263)

Net cash provided by (used for) investing activities	(15,396)	479,969

Financing activities
Payments of revolving line of credit and long-term debt	(45,485)	(400,000)
Borrowings from revolving line of credit	70,000	—
Premium for redemption of Notes	—	(18,500)
Distributions to joint venture partners	(14,934)	(1,350)
Payment related to surrendered shares	(3,251)	—
Proceeds from exercise of stock options	872	10,489
Excess tax benefit on share-based compensation	1,111	1,045

Net cash provided by (used for) financing activities	8,313	(408,316)
Effect of exchange rate changes on cash	(999)	5,718

Cash and cash equivalents
Increase from continuing operations	44,379	106,129
Discontinued operations — net cash provided by operating activities	—	48,575
Discontinued operations — net cash used for investing activities	—	(1,540)
Balance at the beginning of the period	100,187	282,288

Balance at the end of the period	$144,566	$435,452

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Nine Months Ended September 30,
(In thousands)	2008	2007
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,061	29,740
Shares issued under share-based compensation plans	117	291

	30,178	30,031

Common Stock — Dollars
Beginning balance	$301	$297
Shares issued under share-based compensation plans	2	4

	303	301

Capital in Excess of Par Value
Beginning balance	554,933	533,818
Shares issued under share-based compensation plans — employees	870	10,485
Excess tax benefit on share-based compensation	1,111	1,045
Share-based compensation — non-employee directors	274	—
Share-based compensation — employees	6,371	5,847

	563,559	551,195

Retained Earnings
Beginning balance	467,726	221,310
Adoption of EITF No. 06-10 in 2008 and FIN No. 48 in 2007	(193)	(450)
Net income	167,718	198,879

	635,251	419,739

Treasury Stock
Beginning balance	(2,239)	(2,239)
Value of surrendered shares	(3,251)	—

	(5,490)	(2,239)

Accumulated Other Comprehensive Income
Beginning balance	7,665	28,893
Foreign currency translation	(18,595)	(11,548)
Reclassification of hedging activities into earnings, net of tax benefit of $185 and $3,452 in 2008 and 2007, respectively	(526)	(9,824)
Unrealized gain on cash flow hedges, net of tax expense of $318	904	—

	(10,552)	7,521

Total Stockholders’ Equity	$1,183,071	$976,517

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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2008 and the results of its operations, its cash flows and changes in stockholders’ equity for the three and nine months ended September 30, 2008 and 2007, have been included. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Level 1 Inputs — Quoted unadjusted prices for identical instruments in active markets to which the Company has access at the date of measurement.
     Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “The Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP became effective upon issuance, including prior periods for which financial statements have not been issued. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
As of January 1, 2008, in accordance with FSP 157-2, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities that are measured at fair value within the financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its results of operations, financial position and related disclosures. See Note 8.
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
EITF No. 06-4: In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires the application of the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” to endorsement split-dollar life insurance arrangements. SFAS No. 106 requires the Company to recognize a liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. The Company adopted EITF No. 06-4 on January 1, 2008. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
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
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. Upon adoption, the Company will change the presentation of its noncontrolling interests to comply with the requirements of SFAS No. 160. The Company has not determined the effect, if any, the adoption of SFAS No. 160 will have on its results of operations or financial position.
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

Note 3 — Acquisitions
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
The excess of the total purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill and is estimated to be approximately $179.3 million, as of September 30, 2008. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and reflects adjustments from the original allocation reported in the Company’s Form 10-K for the year ended December 31, 2007. The adjustments, which are preliminary, are based on management’s current estimates and assumptions. When the Company completes its evaluation of the fair value of assets acquired and liabilities assumed, including the valuation of specifically identifiable intangible assets, the allocation will be adjusted accordingly. Goodwill is not deductible for tax purposes.
The preliminary allocation at September 30, 2008 is summarized below:

Accounts receivable	$45,973
Inventory	20,409
Other current assets	23,612
Property, plant and equipment	67,509
Other intangibles	62,913
Other assets	269
Goodwill	179,310

Total assets acquired	399,995

Accounts payable	24,446
Other current liabilities	12,017
Other liabilities	26,747

Total liabilities assumed	63,210

Net assets acquired	336,785

Cash acquired	15,754

Purchase price, net of cash acquired	$321,031

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

$490.0

The agreement also provided for interest on the working capital adjustment from the transaction closing date. For the nine months ended September 30, 2007, the Company recorded interest income of $1.2 million which is included in Interest income on the Unaudited Condensed Statements of Consolidated Income.
In the nine months ended September 30, 2007, the Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.
Discontinued operations includes share-based incentive compensation expense related to Nickel management that previously had been included in corporate expenses. No interest expense has been allocated to discontinued operations.
Income (loss) from discontinued operations consisted of the following for the three months ended September 30:

	2008	2007
Income (loss) from discontinued operations before income taxes	$520	$(319)
Income tax expense	—	(1,093)

Income (loss) from discontinued operations, net of tax	$520	$(1,412)

The income from discontinued operations before income taxes in the three months ended September 30, 2008 is primarily due to remeasuring Euro-denominated liabilities to U.S. dollars.
Income (loss) from discontinued operations consisted of the following for the nine months ended September 30:

	2008	2007
Net sales	$—	$193,091

Income (loss) from discontinued operations before income taxes	$(211)	$83,289
Income tax expense	—	(21,778)

Income (loss) from discontinued operations, net of tax	(211)	61,511
Gain on sale of discontinued operations, net of tax	—	72,270

Total income (loss) from discontinued operations	$(211)	$133,781

The loss from discontinued operations before income taxes in the nine months ended September 30, 2008 is primarily due to an additional contingency accrual for non-income taxes related to the Company’s former Precious Metals Group (“PMG”), partially offset by remeasuring Euro-denominated liabilities to U.S. dollars.
Note 5 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw materials and supplies	$218,342	$199,901
Work-in-process	40,082	32,565
Finished goods	194,929	180,968

	$453,353	$413,434

Note 6 — Debt
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million, to a maximum of $150.0 million, subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Company has the option to specify that interest be calculated based either on LIBOR plus a calculated margin amount or a base rate. The margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. During the first nine months of 2008, the Company borrowed under the Revolver, and the outstanding Revolver balance was $25.0 million at September 30, 2008 at an interest rate of 3.3%. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.
The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.2 million and $1.3 million, at September 30, 2008 and December 31, 2007, respectively. The Company also had a $0.3 million short-term note payable at December 31, 2007 which was repaid during the second quarter of 2008.
Debt consists of the following:

	September 30,	December 31,
	2008	2007
Revolving credit agreement	$25,000	$—
Notes payable — bank	1,168	1,649

	26,168	1,649
Less: Short-term debt	—	347
Less: Current portion of long-term debt	88	166

Total long-term debt	$26,080	$1,136

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
Note 7 — Financial Instruments
Cash Flow Hedges
The Company has certain copper forward sales contracts that are designated as cash flow hedges. The Company must assess, both at inception of the hedge transaction and on an ongoing basis, whether the hedge is highly effective in offsetting change in the cash flow of the hedged item. The effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. For the three and nine months ended September 30, 2008, derivative gains of $0.6 million and derivative losses of $0.1 million, respectively, were recognized in net sales. These gains and losses were offset by gains and losses on the transactions being hedged. Any ineffective portions of such cash flow hedges are recognized immediately in earnings. In the first nine months of 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. The estimated fair value of open contracts at September 30, 2008, generated an unrealized gain of approximately $0.4 million (net of $0.1 million deferred tax liability), which is included in Accumulated other comprehensive income. At September 30, 2008, the notional quantity of open contracts designated as cash flow hedges under SFAS No. 133 was 0.7 million pounds of copper. The Company had no cash flow hedges at December 31, 2007. At September 30, 2008, the related receivable is recorded in Other current assets in the Unaudited Condensed Consolidated Balance Sheet. All open contracts at September 30, 2008 mature no later than the fourth quarter of 2008.
Fair Value Hedges
Beginning in 2008, the Company entered into certain cobalt forward purchase contracts designated as fair value hedges. For fair value hedges, changes in the fair value of the derivative instrument are offset against the change in fair value of the hedged item through earnings. Any ineffective portions of such fair value hedges are recognized immediately in earnings. In the first nine months of 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. For the three and nine months ended September 30, 2008, derivative losses of $3.7 million and $6.7 million, respectively, were recognized in cost of products sold. These losses were offset by gains on the transactions being hedged. The Company had no fair value hedges at September 30, 2008 or December 31, 2007.
Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula which included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under SFAS No. 133. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company recorded a $6.7 million gain in the fourth quarter of 2007, a $5.8 million gain in the first quarter of 2008 and a $1.8 million loss in the second quarter of 2008, resulting in a cumulative gain of $10.7 million related to these contracts. These contracts matured in the second quarter of 2008. The Company received cash related to these contracts of $10.7 million during the first nine months of 2008. The gain on the forward purchase contracts has been partially offset by the sales in the second quarter of 2008 of cobalt-containing finished products with a fixed cobalt price component.
Note 8 — Fair Value Disclosures
The fair values of derivative liabilities based on the level of inputs are summarized below:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$511	$—	$511	$—

Total	$511	$—	$511	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge copper price volatility and therefore they are classified within Level 2 of the valuation hierarchy.
Cobalt forward purchase contracts are classified as Level 3, as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available. The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 or significant unobservable inputs for the period of July 1, 2008 to September 30, 2008:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Derivatives
July 1, 2008	$(2,988)
Total realized or unrealized gains (losses):
Included in earnings	(3,708)
Included in other comprehensive income	—
Purchases, issuances, and settlements	6,696
Transfers in and/or out of Level 3	—

September 30, 2008	$—

The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 or significant unobservable inputs for the period of January 1, 2008 to September 30, 2008:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Derivatives
January 1, 2008	$6,734
Total realized or unrealized gains (losses):
Included in earnings	(2,694)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(4,040)
Transfers in and/or out of Level 3	—

September 30, 2008	$—

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
Income (loss) from continuing operations before income tax expense and minority partners’ share of income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$(11,899)	$(9,855)	$(14,916)	$(48,484)
Outside the United States	57,158	59,799	238,909	180,617

	$45,259	$49,944	$223,993	$132,133

The Company’s effective income tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Effective income tax rate	-32.1%	15.9%	15.6%	43.7%
During the third quarter of 2008, the Company completed an initial analysis of foreign tax credit positions and recorded a $25.1 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryover position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The benefit related to the foreign tax credits was $0.83 per diluted share in the three and nine months ended September 30, 2008. The $25.1 million tax benefit is net of a valuation allowance of $3.5 million on deferred tax assets as to which the Company believes it is more likely than not it will be unable to realize as a result of its election to claim the foreign tax credits. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 23.3% and 26.8% for the three and nine months ended September 30, 2008, respectively.
During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired. As a result, the first nine months of 2008 included income tax expense related to income earned at the Company’s joint venture in the DRC. No income tax expense was recorded by the joint venture in the first nine months of 2007.
Excluding the tax benefit related to the foreign tax credits, the effective income tax rates for the three and nine months ended September 30, 2008 are lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland), a tax holiday in Malaysia, and the recognition of tax benefits for domestic losses. In the three and nine months ended September 30, 2008, these factors were partially offset by tax expense related to planned foreign earnings repatriation during 2008.
The effective income tax rate for the first nine months of 2007 included discrete items related to the repatriation of foreign earnings and the redemption of the Notes. Specifically, the Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings and proceeds from the sale of the Nickel business. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million cost to redeem the Notes. Excluding these discrete items, the Company’s effective income tax rate would have been 17.2% for the first nine months of 2007.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced consolidated income tax expense as computed on an interim basis by $0.3 million and $4.3 million in the three and nine months ended September 30, 2008, respectively, and $1.3 million and $4.9 million in the three and nine months ended September 30, 2007, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.01 and $0.14 in the three and nine months ended September 30, 2008, respectively, and approximately $0.04 and $0.16 in the three and nine months ended September 30, 2007, respectively.
The Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption, the Company recognized a $0.5 million liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Including reserves for tax contingencies previously recorded, the Company has $10.4 million of uncertain tax positions, of which $2.4 million would affect the Company’s effective income tax rate if recognized, and are included as a component of other non-current liabilities. There were no material changes to the liability for uncertain tax positions in the three and nine months ended September 30, 2008.

The Company accrues interest related to uncertain tax positions and penalties as a component of income tax expense. The Company had $0.8 million and $0.6 million accrued at September 30, 2008 and December 31, 2007, respectively, for the payment of interest and penalties.
There were no uncertain tax positions at September 30, 2008 for which it is reasonably possible that the liability will decrease within the next 12 months.
Note 10 — Pension and Other Postretirement Benefit Plans
The Company sponsors a defined contribution plan covering substantially all U.S. employees. Under this plan, the Company contributes 3.5% of employee compensation unconditionally and matches 100% of participants’ contributions up to the first three percent of contributions, and 50% on the next 2% of participants’ contributions. Contributions are directed by the employee into various investment options. The Company maintains additional defined contribution plans in certain locations outside the United States. The Company also sponsors an unfunded non-contributory, nonqualified executive retirement plan for certain employees, providing benefits beyond those covered in the defined contribution plan.
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
Set forth below is the detail of the net periodic expense for the pension and other postretirement defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension Benefits
Interest cost	$360	$334	$1,081	$1,002
Service cost	28	—	85	—
Amortization of unrecognized net loss	70	75	210	227
Expected return on plan assets	(225)	(197)	(674)	(592)

Total expense	$233	$212	$702	$637

Other Postretirement Benefits
Service cost	$28	$21	$84	$62
Interest cost	81	66	243	198
Amortization of unrecognized net loss	11	—	34	—
Amortization of unrecognized prior service cost	10	10	30	30

Total expense	$130	$97	$391	$290

Note 11 — Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income from continuing operations	$55,746	$39,507	$167,929	$65,098

Weighted average shares outstanding	30,183	30,031	30,087	29,902
Dilutive effect of stock options and restricted stock	167	319	265	333

Weighted average shares outstanding — assuming dilution	30,350	30,350	30,352	30,235

Income per common share from continuing operations — basic	$1.85	$1.32	$5.58	$2.18

Income per common share from continuing operations — assuming dilution	$1.84	$1.30	$5.53	$2.15

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$56,266	$38,095	$167,718	$198,879

Weighted average shares outstanding	30,183	30,031	30,087	29,902
Dilutive effect of stock options and restricted stock	167	319	265	333

Weighted average shares outstanding — assuming dilution	30,350	30,350	30,352	30,235

Net income per common share — basic	$1.86	$1.27	$5.57	$6.65

Net income per common share — assuming dilution	$1.85	$1.26	$5.53	$6.58

Note 12 — Accumulated Other Comprehensive Income
The following table sets forth the change in Accumulated other comprehensive income for the three months ended September 30, 2008:

		Unrealized
		Gain (loss), Net		Accumulated
	Foreign	on Cash Flow	Pension and	Other
	Currency	Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income
Balance at June 30, 2008	$27,144	$(279)	$(10,415)	$16,450
Current period credit (charge)	(27,659)	657	—	(27,002)

Balance at September 30, 2008	$(515)	$378	$(10,415)	$(10,552)

The following table sets forth the change in Accumulated other comprehensive income for the nine months ended September 30, 2008:

		Unrealized
		Gain, Net		Accumulated
	Foreign	on Cash Flow	Pension and	Other
	Currency	Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income
Balance at December 31, 2007	$18,080	$—	$(10,415)	$7,665
Current period credit (charge)	(18,595)	378	—	(18,217)

Balance at September 30, 2008	$(515)	$378	$(10,415)	$(10,552)

Comprehensive income, net of related tax effects, for the three months ended September 30, 2008 and 2007 was $29.3 million and $40.0 million, respectively. Comprehensive income, net of related tax effects, for the nine months ended September 30, 2008 and 2007 was $149.5 million and $177.5 million, respectively.
Note 13 — Commitments and Contingencies
The Company’s joint venture in the DRC received a letter dated February 11, 2008 from the Ministry of Mines of the DRC. The letter contained the results of an inter-ministerial review of the joint venture’s contracts, which review was undertaken as part of a broader examination of mining contracts in the DRC to determine whether any such contracts needed to be revisited and whether any adjustments were recommended to be made. The joint venture has been engaged in ongoing communications with the DRC government, the most recent of which occurred on October 6, 2008, when the joint venture partners commenced discussions regarding revisitation of the joint venture’s contracts. While the discussions have not concluded as of November 6, 2008, the Company continues to believe, based on current facts and conditions, that any potential adjustments are not reasonably likely to have a material adverse affect on its financial condition, results of operations or cash flows.
During 2007, the Company became aware of two contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of OMG to the extent the matters relate to the 2001-2003 period, during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that it is reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at September 30, 2008, would be up to $23.5 million and would be recorded in discontinued operations.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years. The Company accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. At September 30, 2008 and December 31, 2007, the Company has recorded environmental liabilities of $3.6 million and $4.9 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France.
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
Note 14 — Share-Based Compensation

On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan superseded and replaced the 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). The 1998 Plan and 2002 Plan terminated upon stockholder approval of the 2007 Plan, such that no further grants may be made under either the 1998 Plan or the 2002 Plan. The terminations did not affect awards already outstanding under the 1998 Plan or the 2002 Plan, which consist of options and restricted stock awards. All options outstanding under each of the 1998 Plan and the 2002 Plan have 10-year terms and have an exercise price of not less than the per share fair market value, measured by the average of the high and low price of the Company’s common stock on the NYSE, on the date of grant.
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
The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense for option grants and restricted stock awards granted to employees as a component of Selling, general and administrative expenses of $1.9 million and $6.4 million for the three and nine months ended September 30, 2008, respectively, and $1.8 million and $5.2 million for the three and nine months ended September 30, 2007, respectively. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting of all unvested stock options and time-based and performance-based restricted stock previously granted to those employees. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.7 million for the nine months ended September 30, 2007.
At September 30, 2008, there was $10.1 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $1.8 million in the remaining three months of 2008, $5.6 million in 2009, $2.4 million in 2010 and $0.3 million in 2011. There is no unrecognized compensation expense related to the Nickel business. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures.
The Company received cash payments of $0.9 million and $10.5 million in the nine months ended September 30, 2008 and 2007, respectively, in connection with the exercise of stock options. The Company issues new shares to satisfy stock option exercises and restricted stock awards. The Company does not settle share-based payment obligations for cash.
Beginning in the third quarter of 2007, non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 1,506 and 4,256 shares to non-employee directors during the three and nine months ended September 30, 2008, respectively.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 166,675 and 184,750 shares of common stock during the first nine months of 2008 and 2007, respectively. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.
The fair value of options granted during the first nine months of 2008 and 2007 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

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
The following table sets forth the number and weighted-average grant-date fair value (in thousands except weighted average fair value at grant date):

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at December 31, 2007	364	$18.46
Granted during the first nine months of 2008	167	$27.90
Granted during the first nine months of 2007	185	$26.24
Vested during the first nine months of 2008	206	$15.81
Vested during the first nine months of 2007	169	$11.88
Non-vested at September 30, 2008	320	$24.99
Non-vested at September 30, 2007	455	$17.44
The total intrinsic value of options exercised was $0.4 million and $5.8 million during the first nine months of 2008 and 2007, respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
A summary of the Company’s stock option activity for the first nine months of 2008 is as follows (in thousands except weighted average exercise price):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2008	756	$34.88
Granted	167	$58.04
Exercised	(22)	$40.12
Expired unexercised	(2)	$45.49
Forfeited	(6)	$48.04

Outstanding at September 30, 2008	893	$38.97	7.43	$366
Vested or expected to vest at September 30, 2008	885	$38.84	7.41	$366
Exercisable at September 30, 2008	573	$32.59	6.69	$280
Restricted Stock — Performance-Based Awards

During the first nine months of 2008, the Company awarded a total of 57,550 shares of performance-based restricted stock that vest subject to the Company’s financial performance. The total number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. The shares awarded during the first nine months of 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2010.
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
A summary of the Company’s performance-based restricted stock awards for the first nine months of 2008 is as follows (in thousands except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2008	171	$35.46
Granted	58	$58.41
Vested	—	$—
Forfeited	—	$—

Non-vested at September 30, 2008	229	$41.24

Expected to vest at September 30, 2008	198
Restricted Stock — Time-Based Awards
The Company awarded 17,675 and 24,360 shares of time-based restricted stock during the first nine months of 2008 and 2007, respectively, which vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $1.0 million for the 2008 awards and $1.2 million for the 2007 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock awards for the first nine months of 2008 is as follows (in thousands except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	209	$28.25
Granted	18	$57.08
Vested	(166)	$24.89

Nonvested at September 30, 2008	61	$45.76

Expected to vest at September 30, 2008	60
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
The following table reflects the results of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Business Segment Information
Net Sales
Advanced Materials	$306,789	$193,281	$998,301	$499,603
Specialty Chemicals	142,337	71,985	443,936	216,701
Intersegment items	(496)	(626)	(1,987)	(4,170)

	$448,630	$264,640	$1,440,250	$712,134

Operating profit
Advanced Materials	$44,771	$48,571	$219,570	$148,159
Specialty Chemicals	9,455	35	30,293	15,044
Corporate	(9,857)	(7,379)	(28,917)	(24,363)
Intersegment items	990	237	2,626	1,943

	$45,359	$41,464	$223,572	$140,783

Interest expense	$(385)	$(238)	$(1,292)	$(7,523)
Interest income	535	5,041	1,409	15,643
Loss on redemption of Notes	—	—	—	(21,733)
Foreign exchange gain	121	4,178	869	5,962
Other expense, net	(371)	(501)	(565)	(999)

	$(100)	$8,480	$421	$(8,650)

Income from continuing operations before income tax (expense) benefit and minority partners’ share of income	$45,259	$49,944	$223,993	$132,133

Expenditures for property, plant & equipment
Advanced Materials	$4,474	$3,911	$16,920	$10,534
Specialty Chemicals	2,296	969	6,362	2,299

	$6,770	$4,880	$23,282	$12,833

Depreciation and amortization
Advanced Materials	$6,530	$6,572	$19,390	$19,494
Specialty Chemicals	7,346	1,478	21,408	4,486
Corporate	222	204	838	672

	$14,098	$8,254	$41,636	$24,652

	September 30,	December 31,
Total assets	2008	2007

Advanced Materials	842,557	$756,938
Specialty Chemicals	649,375	679,691
Corporate	66,407	32,581

	$1,558,339	$1,469,210

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

Results of Operations
Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each business segment.
Third Quarter of 2008 Compared With Third Quarter of 2007

	Three Months Ended September 30,
(thousands of dollars & percent of net sales)	2008		2007
Net sales	$448,630		$264,640
Cost of products sold	362,369		191,502

Gross profit	86,261	19.2%	73,138	27.6%
Selling, general and administrative expenses	40,902	9.1%	31,674	12.0%

Operating profit	45,359	10.1%	41,464	15.7%
Other income (expense), net	(100)		8,480

Income from continuing operations before income tax (expense) benefit and minority partners’ share of income	45,259		49,944
Income tax (expense) benefit	14,533		(7,926)
Minority partners’ share of income, net of tax	(4,046)		(2,511)

Income from continuing operations	55,746		39,507
Income (loss) from discontinued operations, net of tax	520		(1,412)

Net income	$56,266		$38,095

Net sales increased to $448.6 million in the third quarter of 2008 from $264.6 million in the third quarter of 2007. The $184.0 million increase was primarily due to the REM and Borchers acquisitions (the “2007 Acquisitions”), completed in the fourth quarter of 2007, which contributed $72.3 million; a $67.8 million increase from higher product selling prices in the Advanced Materials segment, which resulted principally from an increase in the average cobalt reference price in the third quarter of 2008 compared with the third quarter of 2007 (see “Segment Results and Corporate Expenses”); increased volumes in the Advanced Materials segment, which contributed $27.5 million to net sales and a $19.4 million increase from the resale of cobalt metal.
Gross profit increased to $86.3 million in the third quarter of 2008, compared with $73.1 million in the third quarter of 2007. The $13.1 million increase in gross profit was primarily due to the 2007 Acquisitions, which contributed $18.4 million in gross profit in the third quarter of 2008. Improved volume in the Advanced Materials segment was offset by increased manufacturing and non-cobalt raw material costs, an unfavorable currency impact and the effect of the rapid decline in the cobalt reference price, which resulted in lower gross profit from the sale of finished goods manufactured using higher cost cobalt raw materials purchased prior to and during the price decline. The average quarterly reference price per pound of low grade cobalt decreased from $45.93 in the second quarter of 2008 to $32.54 in the third quarter of 2008. The decrease in gross profit as a percentage of sales (19.2% in the third quarter of 2008 versus 27.6% in the third quarter of 2007) was primarily due to the impact of higher cost cobalt raw materials in 2008 and the effect on selling prices of the rapid decline in the cobalt reference price.
Selling, general and administrative expenses (“SG&A”) increased to $40.9 million in the third quarter of 2008, compared with $31.7 million in the third quarter of 2007. The $9.2 million increase was primarily due to $11.7 million of REM and Borchers SG&A expenses, including amortization expense of acquired intangibles of $2.1 million. In addition, corporate expenses increased $2.5 million primarily due to an increase in employee incentive and share-based compensation expense and increased professional services fees. Specialty Chemicals had lower environmental and legal expenses as the third quarter of 2007 included a $3.5 million charge to increase the environmental remediation liability at the Company’s closed Newark, New Jersey site and $1.2 million in legal fees for a lawsuit the Company filed related to the use by a third-party of proprietary information. The lawsuit was settled in the third quarter of 2007.

The increase in operating profit for the third quarter of 2008 as compared to the third quarter of 2007 was due to the factors discussed above. However, operating profit as a percentage of sales decreased to 10.1% in the third quarter of 2008 from 15.7% in the third quarter of 2007, also due to the factors discussed above.
Other income (expense), net decreased to expense of $0.1 million in the third quarter of 2008 compared with income of $8.5 million in the third quarter of 2007. The following table summarizes the components of Other income (expense), net:

	Three Months Ended September 30,
(In thousands)	2008	2007
Interest expense	$(385)	$(238)
Interest income	535	5,041
Foreign exchange gain	121	4,178
Other income, net	(371)	(501)

	$(100)	$8,480

The decreases in interest income and foreign exchange gain in 2008 both relate to the higher average cash balances earning interest throughout 2007, before $337 million of existing cash was used in the fourth quarter of 2007 to fund the 2007 Acquisitions. In addition, certain cash balances were held in foreign currencies during 2007, generating foreign exchange gains due primarily to the strengthening of the euro against the U.S. dollar during that period. See additional discussion below under “Liquidity and Capital Resources”.
The decrease in income from continuing operations before income tax (expense) benefit and minority partners’ share of income for the third quarter of 2008 compared with the third quarter of 2007 was due to the factors discussed above, primarily the impact of the rapid decline in the cobalt reference price upon the sale of finished goods manufactured using raw materials that were purchased at higher prices prior to and during the price decline; increased manufacturing and non-cobalt raw material costs; and the decrease in interest income and foreign exchange gain; all partially offset by the operating results of the 2007 Acquisitions.
The third quarter of 2008 included an income tax benefit of $14.5 million on pre-tax income of $45.3 million. During the third quarter of 2008, the Company completed an initial analysis of foreign tax credit positions and recorded a $25.1 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. The benefit related to the foreign tax credits was $0.83 per diluted share in the three months ended September 30, 2008. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryover position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The $25.1 million tax benefit is net of a valuation allowance of $3.5 million on deferred tax assets as to which the Company believes it is more likely than not it will be unable to realize as a result of its election to claim the foreign tax credits. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 23.3% for the three months ended September 30, 2008, compared to income tax expense in the third quarter of 2007 of $7.9 million on pre-tax income of $49.9 million, or 15.9%. The effective income tax rates, excluding the foreign tax credits, were lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U. S. (primarily Finland), a tax holiday in Malaysia, and the recognition of tax benefits for domestic losses. During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired. As a result, the third quarter of 2008 included income tax expense related to income earned at the Company’s joint venture in the DRC. No income tax expense was recorded by the joint venture in the third quarter of 2007.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. Minority partners’ income in the third quarter of 2008 was favorably impacted by higher cobalt prices in the third quarter of 2008 compared with the third quarter of 2007 and timing of deliveries, partially offset by income tax expense, as income earned in the DRC is now subject to income tax, as discussed above.
Income from continuing operations was $55.7 million, or $1.84 per diluted share, in the third quarter of 2008 compared with a $39.5 million, or $1.30 per diluted share, in the third quarter of 2007. The increase was due primarily to the aforementioned factors.
Income from discontinued operations in the third quarter of 2008 of $0.5 million was primarily due to a gain on remeasuring Euro-denominated liabilities to U.S. dollars. Loss from discontinued operations of $1.4 million for the third quarter of 2007 was primarily due to $1.1 million of tax expense related to Precious Metals Group (“PMG”) upon finalization of the Company’s U.S. Federal tax return.

Net income was $56.3 million, or $1.85 per diluted share, in the third quarter of 2008 compared with net income of $38.1 million, or $1.26 per diluted share, in the third quarter of 2007. The increase was due primarily to the aforementioned factors.

First Nine Months of 2008 Compared With First Nine Months of 2007

	Nine Months Ended September 30,
(thousands of dollars & percent of net sales)	2008		2007
Net sales	$1,440,250		$712,134
Cost of products sold	1,091,300		483,075

Gross profit	348,950	24.2%	229,059	32.2%
Selling, general and administrative expenses	125,378	8.7%	88,276	12.4%

Operating profit	223,572	15.5%	140,783	19.8%
Other income (expense), net	421		(8,650)

Income from continuing operations before income tax expense and minority partners’ share of income	223,993		132,133
Income tax expense	(34,918)		(57,715)
Minority partners’ share of income, net of tax	(21,146)		(9,320)

Income from continuing operations	167,929		65,098
Income (loss) from discontinued operations, net of tax	(211)		61,511
Gain on sale of discontinued operations, net of tax	—		72,270

Net income	$167,718		$198,879

Net sales increased to $1,440.3 million in the first nine months of 2008 from $712.1 million in the first nine months of 2007. The $728.1 million increase was due to a number of factors. Higher product selling prices in the Advanced Materials segment, which resulted principally from an increase in the average cobalt reference price in the first nine months of 2008 compared with the first nine months of 2007, contributed $267.6 million to the overall increase. In addition, the 2007 Acquisitions contributed $216.2 million in the first nine months of 2008. The remaining increase in net sales was primarily due to a $167.8 million increase from the resale of cobalt metal, increased volumes in the Advanced Materials segment, which contributed $69.4 million, and favorable pricing in the Specialty Chemicals segment, which contributed $36.7 million. These increases were partially offset by decreased volumes ($20.5 million) in the Specialty Chemicals segment.
Gross profit increased to $349.0 million in the first nine months of 2008, compared with $229.1 million in the first nine months of 2007. The $119.9 million increase in gross profit was primarily due to the impact of the higher cobalt reference price and the resulting increase in sales discussed above, partially offset by the increase in cobalt raw material costs. The 2007 Acquisitions contributed $50.0 million in gross profit in the first nine months of 2008, which included a $1.7 million charge related to the step-up to fair value of inventory acquired and sold in the ordinary course of business. Gross profit was also favorably impacted by improved volume in the Advanced Materials segment. The decrease in gross profit as a percentage of sales (24.2% in the first nine months of 2008 versus 32.2% in the first nine months of 2007) was primarily due to the impact of higher cost cobalt raw materials in 2008 and the effect on selling prices of the rapid decline in the cobalt reference price discussed above.
SG&A increased to $125.4 million in the first nine months of 2008, compared with $88.3 million in the first nine months of 2007. The $37.1 million increase was primarily due to $35.2 million of REM and Borchers SG&A expenses, including amortization expense of $4.1 million on acquired intangibles. SG&A was also impacted by the unfavorable impact of the weakening U.S. dollar and increased information technology and travel costs associated with the 2007 Acquisitions integration and Enterprise Resource Planning (“ERP”) system implementation. The first nine months of 2007 included charges totaling $4.6 million to increase the environmental remediation liability related to the Company’s closed Newark, New Jersey site and $3.2 million in legal fees incurred by Specialty Chemicals for a lawsuit the Company filed related to the use by a third-party of proprietary information. The lawsuit was settled in the third quarter of 2007. SG&A was also impacted by a $4.5 million increase in corporate expenses primarily due to an increase in employee incentive and share-based compensation expense and increased professional services fees.
The increase in operating profit for the first nine months of 2008, as compared to the first nine months of 2007, was due to the factors discussed above.
Other income (expense), net increased to income of $0.4 million in the first nine months of 2008 compared with expense of $8.7 million in the first nine months of 2007. The following table summarizes the components of Other income (expense), net:

	Nine Months Ended September 30,
(In thousands)	2008	2007
Interest expense	$(1,292)	$(7,523)
Interest income	1,409	15,643
Loss on redemption of Notes	—	(21,733)
Foreign exchange gain	869	5,962
Other income, net	(565)	(999)

	$421	$(8,650)

The $6.2 million decrease in interest expense and the Loss on redemption of Notes in 2007 were primarily due to the redemption, on March 7, 2007, of $400 million of 9.25% Senior Subordinated Notes due 2011 (the “Notes”). The decreases in interest income and foreign exchange gain in 2008 both relate to the higher average cash balances earning interest throughout 2007, before $337 million of existing cash was used in the fourth quarter of 2007 to fund the 2007 Acquisitions. In addition, certain cash balances were held in foreign currencies during 2007, generating foreign exchange gains due primarily to the strengthening of the euro against the U.S. dollar during that period. See additional discussion below under “Liquidity and Capital Resources.”
The increase in income from continuing operations before income tax expense and minority partners’ share of income for the first nine months of 2008 compared with the first nine months of 2007 was due to the factors discussed above, primarily the increase in the average cobalt reference price in the first nine months of 2008 compared with the first nine months of 2007; operating results of the 2007 Acquisitions; improved volume in the Advanced Materials segment; and the 2007 loss on redemption of Notes including the resulting decrease in interest expense in 2008; all partially offset by increased manufacturing and non-cobalt raw material costs, reduced interest income from cash balances and an unfavorable currency impact.
Income tax expense in the first nine months of 2008 was $34.9 million on pre-tax income of $224.0 million, or 15.6%, compared to income tax expense in the first nine months of 2007 of $57.7 million on pre-tax income of $132.1 million, or 43.7%. During the third quarter of 2008, the Company completed an initial analysis of foreign tax credit positions and recorded a $25.1 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. The benefit related to the foreign tax credits was $0.83 per diluted share in the nine months ended September 30, 2008. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryover position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The $25.1 million tax benefit is net of a valuation allowance of $3.5 million on deferred tax assets as to which the Company believes it is more likely than not it will be unable to realize as a result of its election to claim the foreign tax credits. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 26.8% for the first nine months of 2008. During the fourth quarter of 2007, the Company was informed by the DRC taxing authority that its tax holiday had expired. As a result, the first nine months of 2008 included income tax expense related to income earned at the Company’s joint venture in the DRC. No income tax expense was recorded by the joint venture in the first nine months of 2007. However, the first nine months of 2007 included discrete items related to the repatriation of foreign earnings and the redemption of the Notes. Specifically, the Company recorded U.S. income tax expense of $38.8 million on the repatriation of foreign earnings and proceeds from the sale of the Nickel business. This expense was partially offset by a $7.6 million income tax benefit related to the $21.7 million cost to redeem the Notes. Excluding these discrete items, the effective income tax rate would have been 17.2% in the first nine months of 2007. Excluding the discrete items discussed above, the effective income tax rate was lower than the U.S. statutory rate in the first nine months of 2007 and 2008 due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland), a tax holiday in Malaysia, and the recognition of tax benefits for domestic losses.
Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partners’ income in the first nine months of 2008 compared with the first nine months of 2007 was primarily due to higher cobalt prices and timing of deliveries, partially offset by income tax expense, as income earned in the DRC is now subject to income tax, as discussed above.
Income from continuing operations was $167.9 million, or $5.53 per diluted share, in the first nine months of 2008 compared with $65.1 million, or $2.15 per diluted share, in the first nine months of 2007. The increase was due primarily to the aforementioned factors.

The loss from discontinued operations in the first nine months of 2008 of $0.2 million resulted from an additional contingency accrual for non-income taxes related to PMG partially offset by the translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Total income from discontinued operations of $133.8 million for the first nine months of 2007 primarily related to the operations of the Nickel business and the $72.3 million gain on the sale of the Nickel business.
Net income was $167.7 million, or $5.53 per diluted share, in the first nine months of 2008 compared with net income of $198.9 million, or $6.58 per diluted share, in the first nine months of 2007. The decrease was due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions of dollars)	2008	2007	2008	2007
Net sales	$306.8	$193.3	$998.3	$499.6

Operating profit	$44.8	$48.6	$219.6	$148.2

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Volumes
Sales volume — metric tons	8,478	6,875	24,954	18,944
Cobalt refining volume — metric tons	2,762	2,402	7,286	6,659

*	Sales volume includes cobalt metal resale and copper by-product sales and excludes volume related to specialty nickel salts sales under the Norilsk distribution agreement, as explained below.
The following table summarizes the percentage of sales dollars by end market for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Batteries	52%	40%	43%	44%
Chemical	11%	14%	13%	16%
Powder Metallurgy	10%	12%	11%	13%
Ceramics	3%	5%	4%	6%
Other*	24%	29%	29%	21%

*	Other includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by region for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Americas	7%	15%	9%	10%
Asia	55%	46%	46%	49%
Europe	38%	39%	45%	41%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2008	2007
First Quarter	$46.19	$25.82
Second Quarter	$45.93	$28.01
Third Quarter	$32.54	$25.84
Fourth Quarter	n/a	$32.68
Full Year	n/a	$27.99
Net Sales
Net sales increased to $306.8 million in the third quarter of 2008 from $193.3 million in the third quarter of 2007 and to $998.3 million in the first nine months of 2008 from $499.6 million in the first nine months of 2007. As discussed above, the net sales increases in the third quarter and the first nine months of 2008 were due primarily to increased product selling prices which resulted from an increase in the average cobalt reference price, increased cobalt metal resale and increased volume. In the third quarter and first nine months of 2008, copper by-product sales contributed an additional $2.7 million and $15.4 million, respectively, to net sales. Copper by-product sales increased due to both increased volume in the first nine months of 2008 and the higher average copper price in 2008 compared with 2007. The increase in copper by-product sales in the third quarter of 2008 compared with the third quarter of 2007 was driven by increased volume. The increase in cobalt metal resale in 2008 compared with 2007 reflects increased volume and the increase in the average cobalt reference price. Increased volume resulted from sales of metal received under the five-year supply agreement with Norilsk. This agreement was entered into in the first quarter of 2007; however, the Company did not receive regular deliveries of cobalt metal until the second half of 2007.
In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under these agreements, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company was the primary obligor for these sales and recorded the revenue on a gross basis. This change resulted in a $15.9 million decrease in net sales in the first nine months of 2008 compared with the first nine months of 2007.
Operating Profit
The $3.8 million decrease in operating profit in the third quarter of 2008 as compared to the third quarter of 2007 was due to an unfavorable currency impact ($4.9 million) and the net effect of the rapid decline in the cobalt reference price, which resulted in lower gross profit from the sale of finished goods manufactured using higher cost cobalt raw materials purchased prior to and during the price decline ($4.4 million). The average quarterly reference price per pound of low grade cobalt decreased from $45.93 in the second quarter of 2008 to $32.54 in the third quarter of 2008. Operating profit was also impacted by increased manufacturing and non-cobalt raw material costs ($5.7 million). These decreases were partially offset by improved volume ($9.4 million).
The $71.4 million increase in operating profit in the first nine months of 2008 as compared to the first nine months of 2007 was due to a $68.7 million net impact of the higher cobalt reference price and the resulting increase in sales discussed above (including cobalt metal resale) partially offset by the increase in cobalt raw material costs. Operating profit was also favorably impacted by improved volume ($30.5 million) (including metal resale and excluding copper by-product and specialty nickel salts) and increased copper by-product sales ($6.1 million), partially offset by increased manufacturing and non-cobalt raw material costs ($15.4 million) and an unfavorable currency impact ($15.0 million).
Specialty Chemicals

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions of dollars)	2008	2007	2008	2007
Net sales	$142.3	$72.0	$443.9	$216.7

Operating profit	$9.5	$—	$30.3	$15.0

The following table summarizes the percentage of sales dollars by end market for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Semiconductor	23%	3%	22%	3%
Coatings	20%	17%	20%	18%
Tire	16%	24%	15%	23%
PCB	17%	4%	17%	4%
Memory Disk	9%	27%	10%	27%
Chemical	11%	17%	11%	17%
General Metal Finishing	2%	5%	3%	4%
Other	2%	3%	2%	4%
The following table summarizes the percentage of sales dollars by region for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Americas	33%	31%	31%	31%
Asia	36%	45%	38%	43%
Europe	31%	24%	31%	26%
The following table reflects the volumes in the Specialty Chemicals segment for the three and nine months ended September 30,

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Volumes
Advanced Organics sales volume — metric tons *	7,706	6,797	23,830	21,692
Electronic Chemicals sales volume — gallons (thousands)**	1,441	1,817	4,947	5,369

*	2007 sales volume amounts exclude volume related to Borchers, which was acquired on October 1, 2007.

**	Sales volume excludes volume related to the REM PCB business.
Net Sales
Net sales increased $70.4 million, to $142.3 million in the third quarter of 2008 from $72.0 million in the third quarter of 2007. The 2007 Acquisitions contributed $72.3 million in the third quarter of 2008. Excluding the impact of the 2007 Acquisitions, the decrease in net sales was primarily due to a decrease in volume ($11.8 million) in both Advanced Organics and Electronic Chemicals and an unfavorable currency impact ($1.0 million) partially offset by increased product selling prices ($12.1 million). The increase in price was due to favorable pricing in Advanced Organics, partially offset by unfavorable pricing in Electronic Chemicals, primarily due to a decline in the price of nickel.
Net sales increased to $443.9 million in the first nine months of 2008 from $216.7 million in the first nine months of 2007. The 2007 Acquisitions contributed $216.2 million of the $227.2 million increase in the first nine months of 2008. The remaining increase in net sales was primarily due to increased product selling prices ($36.7 million) due to favorable pricing in Advanced Organics, partially offset by unfavorable pricing in Electronic Chemicals, primarily due to a decline in the price of nickel. Favorable pricing was partially offset by decreased volumes ($20.5 million) in both Advanced Organics and Electronic Chemicals.
Operating Profit
Operating profit for the third quarter of 2008 increased to $9.5 million from breakeven in the third quarter of 2007. The 2007 Acquisitions contributed $6.7 million in the third quarter of 2008. The third quarter of 2007 included a $3.5 million charge to increase the environmental remediation liability at the Company’s closed Newark, New Jersey site and $1.2 million in legal fees for a lawsuit the Company filed related to the use by a third-party of proprietary information. The lawsuit was settled in the third quarter of 2007.
In addition, operating profit was negatively impacted by decreased volume ($3.6 million); inventory adjustments ($1.5 million) primarily to reduce the carrying value of inventory to market value at September 30, 2008; increased SG&A expenses ($1.1 million), primarily due to ERP system implementation and increased information technology and travel costs associated with the 2007 Acquisitions integration; and increased distribution charges ($0.5 million); all partially offset by favorable pricing in 2008 ($4.2 million).
Operating profit for the first nine months of 2008 increased to $30.3 million from $15.0 million in the first nine months of 2007. In connection with the REM acquisition, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. The inventory step-up to fair value totaled $1.7 million and was recognized as a charge to cost of products sold in the first nine months of 2008, as the inventory was sold in the normal course of business. The 2007 Acquisitions contributed $14.8 million to operating profit, including the inventory fair value step-up expense of $1.7 million, in the first nine months of 2008. Excluding the 2007 Acquisitions, operating profit was impacted by favorable pricing of $8.6 million offset by decreased volume ($6.5 million), higher manufacturing and distribution costs ($2.6 million), an increase in certain administrative expenses primarily due to ERP system implementation, increased information technology and travel costs associated with the 2007 Acquisition integration ($4.7 million) and a $0.9 million charge for a distributor termination. In addition, the first nine months of 2007 included charges totaling $4.6 million to increase the environmental remediation liability related to the Company’s closed Newark, New Jersey site and $3.2 million in legal fees for a lawsuit the Company filed related to the use by a third-party of proprietary information.
Corporate Expenses
Corporate expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses were $9.9 million in the third quarter of 2008 compared with $7.4 million in the third quarter of 2007, and $28.9 million in the first nine months of 2008 compared with $24.4 million in the first nine months of 2007. The increase in corporate expenses in the three and nine month periods of 2008 was primarily due to an increase in employee incentive and share-based compensation expense and increased professional services fees. The increase in employee incentive and share-based compensation was primarily due to higher headcount in 2008, as a result of the 2007 Acquisitions, as well additional expense in 2008 related to performance-based incentive compensation awards granted in prior years for which the probability of achievement/vesting has increased.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Nine months ended
	September 30,
	2008	2007	Change
Cash Flow Summary
Net cash provided by (used for):
Operating activities	$52,461	$28,758	$23,703
Investing activities	(15,396)	479,969	(495,365)
Financing activities	8,313	(408,316)	416,629
Effect of exchange rate changes on cash	(999)	5,718	(6,717)
Discontinued operations-operating activities	—	48,575	(48,575)
Discontinued operations-investing activities	—	(1,540)	1,540

Net change in cash and cash equivalents	$44,379	$153,164	$(108,785)

Net cash provided by operating activities was $52.5 million in the first nine months of 2008 compared with $28.8 million in the first nine months of 2007. This change was primarily due to income from continuing operations of $167.9 million in the 2008 period compared to $65.1 million in the corresponding period in 2007. This change was partially offset by an increased use of cash for working capital needs in 2008, primarily higher inventories and accounts receivable, which were driven by higher cobalt metal prices, and lower accounts payable.
Net cash used for investing activities was $15.4 million in the first nine months of 2008 compared with net cash provided by investing activities of $480.0 million in the first nine months of 2007. The change was primarily due to the $490.0 million of net proceeds related to the sale of the Nickel business in the 2007 period. The 2008 period included cash receipts of $10.7 million for settlement of cobalt forward purchase contracts, a $4.5 million receipt against the notes receivable from the Company’s joint venture partner, and net cash payments of $5.3 million for transaction-related fees for the 2007 Acquisitions.
Net cash provided by financing activities was $8.3 million in the first nine months of 2008 compared with net cash used for financing activities of $408.3 million in the first nine months of 2007, primarily due to the $418.5 million payment made by the Company to redeem the Notes in the 2007 period. The 2008 period included net borrowings of $25.0 million on the Company’s revolver to fund short-term working capital needs as described above, a $14.9 million distribution to the Company’s DRC smelter joint venture partners, and a required tax withholding payment of $3.3 million made in connection with the surrender of shares of common stock by the Chief Executive Officer (the “CEO”), upon the vesting of restricted stock granted to the CEO in prior years.
Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million, to a maximum of $150.0 million, subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver provides for interest-only payments during its term, with principal due at maturity. The Company has the option to specify that interest be calculated based either on LIBOR plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The Revolver matures on December 20, 2010 and contains various affirmative and negative covenants. At September 30, 2008, the Company was in compliance with all covenants. Borrowings outstanding under the Revolver were $25.0 million at September 30, 2008 at an interest rate of 3.3%.
The Company has two term loans outstanding that expire in 2008 and 2019 and require monthly principal and interest payments. The balance of these term loans was $1.2 million and $1.3 million, at September 30, 2008 and December 31, 2007, respectively. The Company also had a $0.3 million short-term note payable at December 31, 2007 that was repaid in the second quarter of 2008.
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
The Company believes that it will have sufficient cash provided by operations and available from its credit facility to provide for its working capital, debt service and capital expenditure requirements during the remainder of 2008.
Capital Expenditures
Capital expenditures in the first nine months of 2008 were $23.3 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $12.5 to $17.0 million for the remainder of 2008. The primary projects are capacity expansion in selected product lines at the Kokkola refinery, expenditures to maintain and improve throughput with outlays for sustaining operations and environmental, health and safety compliance, and other fixed asset additions at existing facilities.
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

Contractual Obligations
During the first nine months of 2008, the Company borrowed on its Revolver. The outstanding Revolver balance was $25.0 million at September 30, 2008. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.
Since December 31, 2007, there have been no other significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 other than the adoption of SFAS No. 157, SFAS No. 159 and EITF No. 06-10, as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report (including the Notes to Unaudited Condensed Consolidated Financial Statements) contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from December 31, 2007 to September 30, 2008.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 solely because of the material weakness identified as of December 31, 2007 relating to accounting for income taxes, as summarized in the Form 10-K for the year ended December 31, 2007. In light of this material weakness, the Company performed additional analysis and post-closing procedures as deemed necessary to ensure that the accompanying Unaudited Condensed Consolidated Financial Statements were prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, management believes that the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of September 30, 2008, and the results of its operations, cash flows and changes in stockholders’ equity for the three and nine months ended September 30, 2008.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2007, management identified inadequate controls over the Company’s accounting for income taxes. Management believes that the Company has made progress during the first nine months of 2008 in addressing this material weakness by identifying additional enhancements to the related control procedures, by searching for an additional permanent internal tax resource, by hiring a temporary tax resource, by implementing a tax software package, and by the increased use of a third-party service provider to review the Company’s tax provision. However, the improvements in controls have not all been operating effectively for a period of time sufficient for the Company to fully evaluate their design and operating effectiveness. Additionally, certain internal controls over the accounting for income taxes are annual controls associated with the preparation of the Company’s year-end financial statements and, therefore, cannot be evaluated as fully remediated until that time.
The Company completed the implementation of a new ERP system at multiple U.S. locations and its Canadian and Malaysian sites during the first nine months of 2008, which resulted in certain changes to businesses processes and related internal controls. The implementation is part of a multi-year project that is expected to be implemented worldwide to achieve increased efficiency and effectiveness in supply chain and financial processes. As currently planned, the Company will continue to implement the ERP system in a phased approach. The Company is taking steps to monitor and maintain appropriate internal controls during the implementation. The Company performed additional procedures, including performing additional verifications and testing data integrity, to ensure the Unaudited Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, the Company’s financial position as of September 30, 2008, and the results of its operations, cash flows and changes in stockholders’ equity for the three and nine months ended September 30, 2008.
There were no other changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal controls over financial reporting, that occurred during the third quarter of 2008 and would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits
Exhibits are as follow:
3	Restated Certificate of Incorporation of OM Group, Inc.

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C.

Section 1350)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.
Dated November 6, 2008	By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)