Form 10-K
period 2008-12-31
OM GROUP INC
filed 2009-02-26
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 001-12515

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)

216-781-0083
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐     No ☒

The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2008 was approximately $989.4 million.

As of January 31, 2009 there were 30,473,914 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

OM Group, Inc.

PART I

Item 1.	Business
General
OM Group, Inc. (the “Company”) is a diversified global developer, producer and marketer of value-added specialty chemicals and advanced materials that are essential to complex chemical and industrial processes. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products.

The Company is executing a deliberate strategy to grow through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a transformational process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results. The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value. The Company has completed three important transactions in connection with this long-term strategy:

•	On March 1, 2007, the Company completed the sale of its Nickel business to Norilsk Nickel (“Norilsk”) for cash proceeds of $490.0 million, net of transaction costs. The Nickel business consisted of the Harjavalta, Finland nickel refinery; the Cawse, Australia nickel mine and intermediate refining facility; a 20% equity interest in MPI Nickel Pty. Ltd.; and an 11% ownership interest in Talvivaara Mining Company, Ltd. In connection with the sale of the Nickel business, the Company entered into five-year supply agreements with Norilsk for cobalt and nickel raw materials, as described under “Raw Materials” below.

•	On October 1, 2007, the Company completed the acquisition of Borchers GmbH (“Borchers”), a European-based specialty coatings additive supplier with locations in France and Germany, for $20.7 million, net of cash acquired.

•	On December 31, 2007, the Company completed the acquisition of the Electronics businesses (“REM”) of Rockwood Specialties Group, Inc., which consisted of its Printed Circuit Board (“PCB”) business, its Ultra-Pure Chemicals (“UPC”) business, and its Compugraphics (“Photomasks”) business, for $321.5 million, net of cash acquired.

The REM and Borchers acquisitions (the “2007 Acquisitions”) represent an important step in the Company’s effort to transform itself into a diversified, market-facing global provider of specialty chemicals and advanced materials. To better align its transformation and growth strategy, the Company, effective January 1, 2008, reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of Inorganics, a smelter joint venture (“GTL”) in the Democratic Republic of Congo (the “DRC”) and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals (which includes the acquired PCB business), Advanced Organics (which includes the acquired coatings business), UPC and Photomasks.

The Advanced Materials segment manufactures inorganics products using unrefined cobalt and other metals and serves the battery, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of our customers’ products. These products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles, and also strengthen and add durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying. The GTL smelter is the primary source for cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a 55% controlling interest in the joint venture.

The Specialty Chemicals segment consists of the following:

Electronic Chemicals:  Electronic Chemicals develops and manufactures products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets and includes the PCB business. The PCB business develops and manufactures chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology and electroless copper processes used in the manufacturing of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. Memory disk products include electroless nickel solutions and preplate chemistries for the computer and consumer electronics industries and for the manufacture of hard drive memory disks used for memory and data storage applications. Memory disk applications include computer hard drives, digital video recorders, MP3 players, digital cameras and business and enterprise servers.

Advanced Organics:  Advanced Organics develops and manufactures products for the tire, coating and inks, additives and chemical markets. These products promote adhesion of metal to rubber in tires and faster drying of paints, coatings, and inks. Within the additives and chemical markets, these products catalyze the reduction of sulfur dioxide and other emissions and also accelerate the curing of polyester resins found in reinforced fiberglass. The Borchers acquisition, which has been integrated into Advanced Organics, offers products to enhance the performance of coatings and ink systems from the production stage through customer end use.

Ultra Pure Chemicals:  UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. UPC also develops and manufactures a broad range of chemicals used in the manufacturing of photomasks and provides a range of analytical, logistical and development support services to the semiconductor industry. These include Total Chemicals Management, under which the Company manages the clients’ entire electronic process chemicals operations, including coordination of logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals.

Photomasks:  Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, thin film head (hard disk drive), optoelectronics and microelectronics industries under the Compugraphics brand name. Photomasks are a key component of the semiconductor and integrated circuit industries and perform a function similar to that of a negative in conventional photography.

The Company’s business is critically connected to both the price and availability of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. The Company attempts to pass through to its customers increases in raw material prices, and certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have been significant, historically and in 2008, and the Company believes that cobalt price fluctuations are likely to continue in the future. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred at the end of 2008.

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

Products
The Company is a diversified global developer, producer and marketer of value-added specialty chemicals and advanced materials, and believes it is the world’s leading producer of cobalt-based specialty chemicals. The Company’s businesses also produce specialty chemicals and advanced materials from barium, calcium, iron, manganese, potassium, rare earths, zinc, zirconium, germanium and copper. The Company’s businesses serve more than 50 industries worldwide, producing a variety of value-added specialty chemicals and advanced materials. Key technology-based end-use applications include affordable energy, portable power, clean air, clean water and proprietary products and services for the microelectronics industry. The Company’s products leverage the Company’s production capabilities and bring value to its customers through superior product performance. Typically, these products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. The products frequently are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. The Company’s products are sold in various forms such as solutions, crystals, cathodes, powders and quartz or glass plates.

The Advanced Materials segment consists of Inorganics, the DRC smelter joint venture and metal resale. The powders and specialty chemicals that this business produces are used in a variety of industries, including rechargeable battery, construction equipment and cutting tools, catalyst, and ceramics and pigments. Products in this segment, grouped by application, are:

Chemical — Cobalt Acetate, Cobalt Carbonate, Cobalt Hydroxide, Cobalt Nitrate, Cobalt Oxide, Cobalt Sulfate, Coarse Grade Powders, Germanium Dioxide, Nickel Carbonate, Nickel Sulfate, Recycling

Pigments and Ceramics:

Ceramic Pigments — Cobalt Carbonate, Cobalt Oxides, Cobalt Sulfate, Nickel Carbonate,

Plastic Pigments — Cobalt Oxides, Cobalt Hydroxide, Nickel Hydroxide

Glass Pigments — Cobalt Oxides

Powder Metallurgy — S-Series Cobalt Powders, T-Series Cobalt Powders, R-Series Cobalt Powders, Granulated Cobalt Powders, Recycling, Coarse Grade Powders

Battery:

Precursors — Battery Grade Cobalt Oxides, Standard Grade Nickel Hydroxide, Mixed Metal Hydroxides

Battery Materials — Fine Cobalt Powder, Cobalt Hydroxide, Recycling

Raw Materials — Battery Grade Cobalt Powders, Cobalt Sulfate, Nickel Sulfate

The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks.

•	Electronic Chemicals: This unit works with electroless nickel, precious metals and related products used in the production of printed circuit board assemblies, memory disks, general metal finishing and electronic packaging. Products/processes in Electronic Chemicals, grouped by application, are:

Printed Circuit Board Chemistry — Final Finishes, Inner Layer Processes, Making Holes Conductive, Outer Layer Processes, Photovoltaic Industry, Specialty Processes

Memory Disk — Electroless Nickel Products, Pre-treatment Products

General Metal Finishing — Auxiliary Chemicals, Electroless Nickel Processes, Nickel/Gold Strippers and Other Products, Polishing Chemicals, Zincate and Post Treatment Chemistries

Electronic Packaging and Finishing Technologies — Base Metal Processes, Electronic Grade Base Metal Concentrates, Electronic Grade Methane Sulfonate Concentrates, Lead Free Plating Processes, Pre-Plate and Post-Plate Processes, Tin-Lead Alloy Plating Processes

•	Advanced Organics: Metal-based specialty chemicals from this business are used to meet the critical needs of a range of industries, including coatings and inks, tire, catalyst, and lubricant and fuel additives. Advanced Organics products, grouped by application, include:

Coatings & Inks — Additives for Paints, Driers for Paints and Printing Inks

Tire — Rubber Adhesion Promoters

Chemicals — Composite and other Catalysts

Additives — Fuel Oil Additives, Lubricant & Grease Additives

Ultra Pure Chemicals:  The UPC business develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers, and liquid crystal displays. UPC products and services, grouped by application, include:

Cleaner — Acetone, Ammonia Solution, Hydrochloric Acid, Hydrogen Peroxide

Etchant — Chrome Etchant, Hydrofluoric Acid, Mixed Acid, Nitric Acid, Phosphoric Acid

Photolithography — Isopropyl Alcohol, Butyl Acetate, Nanostrip, Nitric Fuming, Photoresist Stripper

Services — Analytical Services, Chemicals Management, Logistics Services, Total Chemical Management.

•	Photomasks: The Photomasks business manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics and microelectronics industries under the Compugraphics brand name. Photomasks are a key component of the semiconductor and integrated circuit value chains and perform a function similar to that of a negative in conventional photography.

Competition
The Company encounters a variety of competitors in each of its product lines, but no single company competes with the Company across all of its existing product lines. The Company believes that it is the largest refiner of cobalt and producer of cobalt-based specialty products in the world. Competition in these markets is based primarily on product quality, supply reliability, price, service and technical support capabilities. The markets in which the Company participates have historically been competitive and this environment is expected to continue.

Our principal competitors by business are as follows:

•	Advanced Materials: Sherritt International Corporation, Umicore S.A., Eurotungstene Poudres S.A.S., The Shepherd Chemical Company

•	Advanced Organics: Dura Chemicals Inc., Elementis plc, Troy Corporation, Byk-Chemie, Ciba Inc., Shepherd Chemical Company, Dainippon Ink and Chemicals, Incorporated, Taekwang Industrial Co., Ltd

•	Electronic Chemicals: Atotech (a subsidiary of Total S.A.), Cookson Group plc, MacDermid Incorporated, Rohm & Haas Company, Uyemura International, Inc.

•	UPC: Kanto Chemical Co., Inc.; Mitsubishi Chemical Corporation; KMG Chemicals, Inc.; Honeywell International Inc.; BASF Group

•	Photomasks: Photronics, Inc.; Toppan Photomasks, Inc. (a wholly-owned subsidiary of Toppan Printing Co., Ltd.)

Customers
The Company’s business serves approximately 4,000 customers. During 2008, approximately 46% of the Company’s net sales were to customers in Asia, 39% in Europe and 15% in the Americas. Sales to Nichia Chemical Corporation represented approximately 22%, 23% and 19% of net sales in 2008, 2007 and 2006, respectively. Sales to Luvata Pori Oy were approximately 11% of net sales in 2006. Sales to the Company’s top five customers represented approximately 41% of net sales in 2008. The loss of one or more of these customers could have a material adverse effect on the Company’s business, results of operations or financial position.

While customer demand for the Company’s products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company’s products, generating short-term results that may not be indicative of longer-term trends. Historically, Advanced Materials revenues during July and August have been lower than other months due to the summer holiday season in Europe. Furthermore, the Company uses the summer season to perform its annual maintenance shut-down at its refinery in Finland.

Raw Materials
The primary raw material used by the Advanced Materials business in manufacturing its products is unrefined cobalt. Cobalt raw materials include ore, concentrates, slag and scrap. The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt.

The Company’s supply of cobalt is principally sourced from the DRC, Russia and Finland. Upon closing the transaction to sell the Company’s Nickel business to Norilsk Nickel in the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s Electronic Chemicals business. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials, providing the Company with a stable supply of cobalt metal through the long-term supply agreements. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities.

The GTL smelter is a primary source for cobalt raw material feed. GTL shut down its smelter during 2005 for maintenance and production improvements. The next planned maintenance shut-down is expected to occur in mid-2009.

During 2008, the reference price of low grade (formerly 99.3%) cobalt listed in the trade publication, Metal Bulletin, rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter. During the second half of the year, the reference price decreased from an average of $32.54 per pound in the third quarter of 2008 to an average of $20.81 per pound in the fourth quarter of 2008 and ended the year at $10.50 per pound. Political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and may continue to affect the supply and market price of raw materials.

A graph of the end of the month reference price of low grade cobalt (as published in Metal Bulletin magazine) per pound for 2003 through 2008 is as follows:

Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development expenses were approximately $10.8 million in 2008, $8.2 million for 2007 and $8.1 million for 2006.

The Company’s research staff conducts research and development in laboratories located in Westlake, Ohio; South Plainfield, New Jersey; Kuching, Malaysia; Manchester, England; Singapore; Lagenfeld, Germany; Kokkola, Finland; Riddings, England; Chung Li, Taiwan; Maple Plain, Minnesota; and Saint Fromond, France.

During 2008, the Company invested $0.7 million in CrisolteQ Oy (“CrisolteQ”), a private Finnish company, through the purchase of common stock and a convertible loan. CrisolteQ is developing and commercializing new metal recycling technology for spent catalyst materials.

During 2007, the Company invested $2.0 million in Quantumsphere, Inc. (“QSI”) through the purchase of 615,385 shares of common stock and warrants to purchase an additional 307,692 shares of common stock. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, the Company has the right to market and distribute certain QSI products.

Patents and Trademarks
The Company holds patents registered in the United States and foreign countries relating to the manufacturing, processing and use of metal-organic and metal-based compounds. Specifically, the majority of these patents cover proprietary technology for base metal refining, metal and metal oxide powders, catalysts, metal-organic compounds and inorganic salts. Although the Company believes these patents are important to its specific businesses, it does not consider any single patent or group of patents to be material to its business as a whole.

Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2008 and 2007, the Company had environmental reserves of $3.4 million and $4.9 million, respectively. The Company continually evaluates the adequacy of its reserves and adjusts the reserves when determined to be appropriate.

Ongoing environmental compliance costs, which are expensed as incurred, were approximately $10.6 million in 2008 and $8.0 million in 2007 and included costs relating to product stewardship; waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; sustainability programs and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent. This includes the European Union’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation, which establishes a new system to register and evaluate chemicals manufactured in, or imported to, the European Union. REACH-related activities and studies will require additional testing, documentation and risk assessments for the chemical industry and will affect a broad range of substances manufactured and sold by the Company. The Company has created an internal team to manage REACH implementation and is working closely with its business partners to ensure that the requirements can be met in an effective and efficient manner. The Company anticipates spending approximately $2.7 million on REACH-related studies and activities in 2009.

The Company also incurred capital expenditures of approximately $3.3 million and $1.9 million in 2008 and 2007, respectively, in connection with ongoing environmental compliance. The Company anticipates that capital expenditure levels for these purposes will be approximately $4.9 million in 2009, as it continues to modify certain processes to ensure they continue to comply with environmental regulation and undertakes new pollution prevention and waste reduction projects.

Due to the ongoing development of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not materially adversely effect its financial condition or results of operations.

Employees
At December 31, 2008, the Company had 2,115 full-time employees, with 365 located in North America, 801 located in Europe, 397 located in Africa and 552 located in Asia-Pacific. The employees located in Africa are employed by GTL, the smelter joint venture. Employees at the Company’s facility in Kokkola, Finland are members of several national workers’ unions under various union agreements. Generally, these union agreements have two-year terms. Employees at the Company’s facility in Manchester, England are members of various trade unions under a recognition agreement. This recognition agreement has an indefinite term. Employees in the DRC are members of various trade unions. The union agreements have a term of three years expiring in May 2011. The Company expects to enter into new agreements covering those employees upon expiration of the current agreements. Other European employees are represented by either a labor union or a statutory work council arrangement. The Company believes that relations with its employees are good.

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

THE RECENT GLOBAL ECONOMIC AND FINANCIAL MARKET CRISIS HAS HAD AND MAY CONTINUE TO HAVE A NEGATIVE EFFECT ON OUR BUSINESS AND OPERATIONS.
The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been affected by the current economic conditions. Current or potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business, which has led to and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. In addition, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins. We also are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn in light of certain fixed costs associated with our operations.

The timing and nature of any recovery in the global economic and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

CONTINUED OR FURTHER DETERIORATION OF THE ECONOMY COULD LEAD TO REDUCED EARNINGS AND COULD RESULT IN FUTURE GOODWILL IMPAIRMENTS.
The weakness in the global economy and financial markets may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges that may be material to our financial condition or results of operations. As of December 31, 2008, we have $268.7 million of goodwill and $84.8 million of intangible assets recorded on our balance sheet. We perform annual impairment tests of our goodwill and indefinite-lived intangible assets and more often if indicators of impairment exist.

During 2008, we recorded a non-cash impairment charge of $8.8 million to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of our impairment test as of December 31, 2008, which was conducted in connection with preparation of our annual financial statements for the year ended on that date. In addition, in performing our annual intangible asset impairment testing during the fourth quarter of 2008, we determined that certain indefinite-lived trade names were impaired due to downward revisions in estimates of future revenue. As a result, we recorded an impairment loss of $0.2 million in 2008 relating to intangible assets.

We use a number of estimates and assumptions in calculating the fair values of assets in our impairment testing, including future operating cash flow assumptions, future cobalt price assumptions and the weighted average cost of capital. Due to the recent general downturn in the economy and resulting increased uncertainty in forecasted future cash flows, we increased the company-specific risk factor component in our calculations of weighted average cost of capital.

Factors that could trigger an impairment review outside of the required annual review include the following:

•	significant underperformance relative to projected operating results;

•	significant changes in estimates of future cash flows from ongoing operations and/or from future opportunities related to current license agreements;

•	significant changes in discount rates used in our impairment testing;

•	further market capitalization deterioration;

•	significant negative industry or economic trends.

Changes in these assumptions and estimates, or continued weakness or further deterioration in the economy, could materially affect the goodwill and intangible asset impairment tests. If any of these factors worsen, we may be required to recognize an additional goodwill and/or intangible asset impairment charge which may be material to our financial condition or results of operations.

EXTENDED BUSINESS INTERRUPTION AT OUR FACILITIES COULD HAVE AN ADVERSE IMPACT ON OPERATING RESULTS.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. Any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Kokkola, Finland facility is the primary refining and production facility for our Advanced Materials products. The GTL smelter in the DRC is the primary source for our cobalt raw material feed. Our Cleveland, Ohio facility serves as our corporate headquarters. These facilities are critical to our business, and a fire, flood, earthquake or other disaster or condition that damaged or destroyed any of these facilities could disable them. Any such damage to, or other condition significantly interfering with the operation of these facilities, such as an interruption of our supply lines, would have a material adverse effect on our business, financial position and results of operations. Our insurance coverage may not be adequate to fully cover the potential risks described above. In addition, our insurance coverage may become more restrictive and/or increasingly costly, and there can be no assurance that we will be able to maintain insurance coverage in the future at an acceptable cost or at all.

WE ARE AT RISK FROM UNCERTAINTIES IN THE SUPPLY OF UNREFINED COBALT, WHICH IS OUR PRIMARY RAW MATERIAL.
There are a limited number of supply sources for unrefined cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Finland and Russia, have from time to time affected and may in the future affect the market price and supply of unrefined cobalt.

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

WE ARE AT RISK FROM FLUCTUATIONS IN THE PRICE OF UNREFINED COBALT AND OTHER RAW MATERIALS.
Unrefined cobalt is the principal raw material we use in manufacturing Advanced Materials products, and the cost of cobalt fluctuates due to changes in the reference price caused by actual or perceived changes in supply and demand, and changes in availability from suppliers. Fluctuations in the price of cobalt have been significant in the past and we believe price fluctuations are likely to occur in the future. Our ability to pass increases in raw material costs through to our customers by increasing the selling prices of our products is an important factor in our business. We cannot guarantee that we will be able to maintain an appropriate differential at all times.

We may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when cobalt and other raw material prices decrease. In periods of raw material metal price declines or declines in the selling prices of our finished products, inventory carrying values could exceed the amount we could realize on sale, resulting in a charge against inventory that could adversely affect our operating results.

THE MAJORITY OF OUR OPERATIONS ARE OUTSIDE THE UNITED STATES, WHICH SUBJECTS US TO RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
Our business is subject to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. In addition to risks associated with fluctuations in foreign exchange rates, risks inherent in international operations include the following:

•	potential supply disruptions as a result of political instability, civil unrest or labor difficulties in countries in which we have operations, especially the DRC and surrounding countries;

•	agreements may be difficult to enforce, may be subject to government renegotiation, and receivables difficult to collect through a foreign country’s legal system;

•	Customers in certain regions may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to export duties and quotas; and

•	compliance with a variety of foreign laws and regulations may be difficult.

Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business. Furthermore, we cannot be sure that one or more of the foregoing factors will not have a material adverse effect on our business, financial condition or results of operations.

WE ARE UNDERGOING A STRATEGIC TRANSFORMATION, WHICH INTRODUCES UNCERTAINTIES REGARDING OUR RESULTS OF OPERATIONS.
As a result of changes to our strategic direction, we are currently in a transformational period in which we have made and may continue to make changes that could be material to our business, financial condition and results of operations. These changes have included the sale of our Nickel business and our 2007 Acquisitions, and our strategy includes growth through additional acquisitions. It is difficult to predict the impact of future changes on our business, financial condition or results of operations.

WE INTEND TO CONTINUE TO SEEK ADDITIONAL ACQUISITIONS, BUT WE MAY NOT BE ABLE TO IDENTIFY OR COMPLETE TRANSACTIONS, WHICH COULD ADVERSELY AFFECT OUR STRATEGY.
Our strategy anticipates growth through future acquisitions. However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services and key information processing systems. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize. We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated.

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

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN EXCHANGE RATES, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
We have manufacturing and other facilities in North America, Europe, Asia-Pacific and Africa, and we market our products worldwide. Although a significant portion of our raw material purchases and product sales are transacted in U.S. dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. In addition, fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products provided by us in foreign markets where payment for our products is made in the local currency. Accordingly, fluctuations in currency rates (particularly the Euro) may affect our operating results.

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION AND MAY INCUR UNANTICIPATED COSTS OR LIABILITIES ARISING OUT OF ENVIRONMENTAL MATTERS.
We are subject to stringent laws and regulations relating to the storage, handling, disposal, emission and discharge of materials into the environment, and we have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, we may from time to time be subjected to claims for personal injury, property damages or natural resource damages made by third parties or regulators. Our annual environmental compliance costs were $10.6 million in 2008. In addition, we made capital expenditures of approximately $3.3 million in 2008 in connection with environmental compliance.

As of December 31, 2008, we had reserves of $3.4 million for environmental liabilities. However, given the many uncertainties involved in assessing liability for environmental claims, our current reserves may prove to be insufficient. In addition, our current reserves are based only on known sites and the known contamination on those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could require us to make additional expenditures for environmental remediation or could result in exposure to claims in the future.

CHANGES IN ENVIRONMENTAL, HEALTH AND SAFETY REGULATORY REQUIREMENTS COULD AFFECT SALES OF THE COMPANY’S PRODUCTS.
New or revised governmental regulations relating to health, safety and the environment may affect demand for our products. For example, the European Union’s REACH legislation, which establishes a new system to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry, could affect our ability to sell certain products. Such new or revised regulations may result in heightened concerns about the chemicals involved and in additional requirements being placed on the production, handling, or labeling of the chemicals and may increase the cost of producing them and/or limit the use of such chemicals or products containing such chemicals, which could lead to a decrease in demand. REACH likely will require us to incur significant additional compliance costs.

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
We depend on several large customers for a significant portion of our business. In 2008, the top five customers accounted for 41% of net sales. Sales to Nichia Chemical Corporation represented approximately 22% of net sales in

2008. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or the unwillingness or inability of them to perform their obligations under the agreements, would adversely affect our operating results. In addition, any material adverse change in the financial condition of any of our major customers would have similar adverse effects.

WE OPERATE IN VERY COMPETITIVE INDUSTRIES, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.
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

INDUSTRY CONSOLIDATION BY COMPETITORS MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS.
There has been a trend toward industry consolidation in our markets. We believe that industry consolidation among our peers may result in stronger competitors with greater financial and other resources that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition.

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by

•	earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates

•	changes in the valuation of our deferred tax assets and liabilities

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States

•	changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial condition or cash flows in the period or periods for which that determination is made.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.
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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.
Historically, our common stock has experienced substantial price volatility, particularly as a result of changes in metal prices, primarily unrefined cobalt, which is our primary raw material. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has often been unrelated to the operating performance of our Company. These broad market fluctuations may adversely affect the market price of our common stock.

CONTINUING DISRUPTION IN THE CREDIT MARKETS MAY REDUCE AVAILABILITY UNDER OUR CREDIT AGREEMENT AND OUR ABILITY TO RAISE CAPITAL.
Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail to honor their legal commitments and obligations under existing credit commitments, including extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lenders fail to honor their legal commitments under our credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. The failure of any of the lenders under our credit facility may impact our ability to fund our working capital needs or future acquisitions. In addition, continuing disruption in the credit markets may adversely affect our ability to raise capital for future acquisitions or other capital needs.

WE MAINTAIN CASH BALANCES IN U.S. AND FOREIGN FINANCIAL INSTITUTIONS WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY.
While we monitor the financial institutions with which we maintain accounts, we may not be able to recover our funds in the event that a financial institution fails. In addition, we may be limited in the amount and timing of funds to be repatriated from foreign financial institutions. As a result, this could adversely affect our ability to fund normal operations or capital expenditures.

Item 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.  Properties
The Company believes that its plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. The depreciation lives of fixed assets associated with leases do not exceed the lives of the leases.

The Company’s Kokkola, Finland production facility is situated on property owned by Boliden Kokkola Oy. The Company and Boliden Kokkola Oy share certain physical facilities, services and utilities under agreements with varying expiration dates.

Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, is set forth below:

	Facility		Approximate
Location	Function*	Segment	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	M	Advanced Materials	116,000	joint venture (55% owned)
North America:
Cleveland, Ohio	A	Corporate	24,500	Leased
Westlake, Ohio	A, R	Specialty Chemicals	35,200	Owned
Belleville, Ontario	M	Specialty Chemicals	38,000	Owned
Franklin, Pennsylvania	M	Specialty Chemicals	331,500	Owned
Newark, New Jersey	Held for sale	Specialty Chemicals	32,000	Owned
South Plainfield, New Jersey	A, R	Specialty Chemicals	18,400	Leased
Los Gatos, California	M, A	Specialty Chemicals	24,912	Leased
Fremont, California	M, A	Specialty Chemicals	16,000	Leased
Maple Plain, Minnesota	M, A, R	Specialty Chemicals	65,000	Owned
Asia-Pacific:
Kuching, Malaysia	M, A, R,	Specialty Chemicals	55,000	Land-Leased Building - Owned
Tokyo, Japan	A	Advanced Materials	2,300	Leased
Taipei, Taiwan	A	Specialty Chemicals	2,350	Leased
Chung-Li, Taiwan	M, A, R	Specialty Chemicals	37,000	Leased
Suzhou, China	M, A	Specialty Chemicals	85,530	Owned
Wuzhong, Suzhou, China	M, A	Specialty Chemicals	30,000	Leased
Shenzen, China	A, W	Specialty Chemicals	25,000	Leased
Singapore Electronic Chemicals	M, A, R	Specialty Chemicals	57,856	Leased
Singapore UPC	A, W	Specialty Chemicals	70,000	Leased
Europe:
Manchester, England	M, A, R	Specialty Chemicals	73,300	Owned
Kokkola, Finland	M, A, R	Advanced Materials	470,000	Land-Leased Building - Owned
Glenrothes, Scotland	M, A	Specialty Chemicals	80,000	Owned
Riddings, England	M, A, R	Specialty Chemicals	30,000	Leased
Saint Cheron, France	W	Specialty Chemicals	42,030	Owned
Saint Fromond, France	M, A, R	Specialty Chemicals	99,207	Owned
Rousset Cedex, France	A, W	Specialty Chemicals	14,400	Leased
Castres, France	M, A	Specialty Chemicals	43,000	Owned
Lagenfeld, Germany	A, R	Specialty Chemicals	47,430	Leased

*	M — Manufacturing/refining; A — Administrative; R — Research and Development; W — Warehouse

Item 3.	Legal Proceedings
The Company is a party to various legal and administrative proceedings incidental to its business. In the opinion of the Company, disposition of all suits and claims related to its ordinary course of business should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2008 fiscal year.

Executive Officers of the Registrant
The information under this item is being furnished pursuant to General Instruction G of Form 10-K.

There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

Joseph M. Scaminace — 55

•	Chairman and Chief Executive Officer, August 2005

•	Chief Executive Officer, June 2005

•	President, Chief Operating Officer and Board Member, The Sherwin-Williams Company 1999-2005

Kenneth Haber — 58

•	Chief Financial Officer, March 2006

•	Interim Chief Financial Officer, November 2005 — March 2006

•	Owner and President, G&H Group Company, dba Partners in Success, May 2000 — March 2006

Valerie Gentile Sachs — 53

•	Vice President, General Counsel and Secretary, September 2005

•	Executive Vice President, General Counsel and Secretary, Jo-Ann Stores, Inc., 2003-2005

Stephen D. Dunmead — 45

•	Vice President and General Manager, Specialties, January 2006

•	Vice President and General Manager, Cobalt Group, August 2003 — January 2006

Gregory J. Griffith — 53

•	Vice President, Strategic Planning, Development and Investor Relations, February 2007

•	Vice President, Corporate Affairs and Investor Relations, October 2005 — February 2007

•	Director of Investor Relations, July 2002 — October 2005

James T. Kenyon — 51

•	Vice President, Human Resources, June 2008

•	Vice President, Human Resources, Danaher Tool Group 2002 — 2007

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2008, the approximate number of record holders of the Company’s common stock was 1,400.

The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2008			2007
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend

First quarter	$66.00	$49.00	$—	$53.83	$39.36	$—
Second quarter	$62.14	$32.65	$—	$63.73	$43.35	$—
Third quarter	$37.84	$20.36	$—	$56.03	$36.22	$—
Fourth quarter	$25.62	$12.20	$—	$61.42	$43.90	$—

The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2009.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2008	2007	2006		2005	2004
(In millions, except per share data)

Income Statement Data:
Net sales	$1,736.8	$1,021.5	$660.1		$617.5	$689.5
Cost of products sold (excluding lower of cost or market charge)	1,356.6	708.3	475.4		516.5	468.9
Lower of cost or market inventory charge	27.7	—	—		—	—

Gross profit	352.5	313.2	184.7		101.0	220.6
Goodwill impairment	8.8	—	—		—	—
Selling, general and administrative expenses	166.1	117.0	109.4		75.9	116.2

Operating profit	$177.6	$196.2	$75.3		$25.1	$104.4

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$134.9	$111.5	$23.6		$(12.4)	$40.1
Income of discontinued operations, net of tax	0.1	63.1	192.2		49.0	88.5
Gain on sale of discontinued operations, net of tax	—	72.3	—		—	—
Cumulative effect of a change in accounting principle	—	—	0.3		2.3	—

Net income	$135.0	$246.9	$216.1		$38.9	$128.6

Net income (loss) per common share — basic:
Continuing operations	$4.48	$3.73	$0.80		$(0.43)	$1.41
Discontinued operations	—	4.52	6.55		1.71	3.11
Cumulative effect of change in accounting principle	—	—	0.01		0.08	—

Net income	$4.48	$8.25	$7.36		$1.36	$4.52

Net income (loss) per common share — assuming dilution:
Continuing operations	$4.45	$3.68	$0.80		$(0.43)	$1.40
Discontinued operations	—	4.47	6.50		1.71	3.09
Cumulative effect of a change in accounting principle	—	—	0.01		0.08	—

Net income	$4.45	$8.15	$7.31		$1.36	$4.49

Dividends declared and paid per common share	$—	$—	$—		$—	$—
Ratio of earnings to fixed charges(a)	n/a	n/a	2.5	x	—	2.5	x
Balance Sheet Data:
Total assets	$1,434.4	$1,469.2	$1,618.2		$1,220.3	$1,334.7
Long-term debt, excluding current portion(b)	$26.1	$1.1	$1.2		$416.1	$24.7

(a)	The ratio of earnings to fixed charges is not applicable for 2008 and 2007 as a result of the redemption on March 7, 2007 of the entire $400.0 million of the Company’s outstanding 9.25% Senior Subordinated Notes due 2011 (the “Notes”). The ratio of earnings to fixed charges has been recalculated for all periods presented to reflect the Nickel business as discontinued operations. Earnings were inadequate to cover fixed charges by $16.6 million in 2005.

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

Results for 2008 include a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns.

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

Results for 2006 include a $12.2 million pre tax gain related to the sale of common shares of Weda Bay Minerals, Inc. The net book value of the investment was zero due to a permanent impairment charge recorded in prior years. Results for 2006 also include a $3.2 million pre tax charge for the settlement of litigation related to the former chief executive officer’s termination. Income tax expense for 2006 includes $14.1 million to provide additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries in connection with the Company’s planned redemption of the Notes in March 2007.

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

The Company is executing a deliberate strategy to grow through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a transformational process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results. The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value. The Company has completed three important transactions in connection with this long-term strategy:

•	On March 1, 2007, the Company completed the sale of its Nickel business to Norilsk Nickel (“Norilsk”) for cash proceeds of $490.0 million, net of transaction costs. The Nickel business consisted of the Harjavalta, Finland nickel refinery; the Cawse, Australia nickel mine and intermediate refining facility; a 20% equity interest in MPI Nickel Pty. Ltd.; and an 11% ownership interest in Talvivaara Mining Company, Ltd. In connection with the sale of the Nickel business, the Company entered into five-year supply agreements with Norilsk for cobalt and nickel raw materials.

•	On October 1, 2007, the Company completed the acquisition of Borchers GmbH (“Borchers”), a European-based specialty coatings additive supplier with locations in France and Germany, for $20.7 million, net of cash acquired.

•	On December 31, 2007, the Company completed the acquisition of the Electronics businesses (“REM”) of Rockwood Specialties Group, Inc., which consisted of its Printed Circuit Board (“PCB”) business, its Ultra-Pure

Chemicals (“UPC”) business, and its Compugraphics (“Photomasks”) business, for $321.5 million, net of cash acquired.

The REM and Borchers acquisitions (the “2007 Acquisitions”) represent an important step in the Company’s effort to transform itself into a diversified, market-facing global provider of specialty chemicals and advanced materials. To better align its transformation and growth strategy, the Company, effective January 1, 2008, reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of Inorganics, smelter joint venture (“GTL”) in the Democratic Republic of Congo (the “DRC”) and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals (which includes the acquired PCB business), Advanced Organics (which includes the acquired coatings business), UPC and Photomasks.

The Advanced Materials segment manufactures inorganics products using unrefined cobalt and other metals and serves the battery, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of our customers’ products. These products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles, and also strengthen and add durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying. The GTL smelter is a primary source for cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a 55% controlling interest in the joint venture.

The Specialty Chemicals segment consists of the following:

Electronic Chemicals:  Electronic Chemicals develops and manufactures products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets and includes the PCB business. The PCB business develops and manufactures chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology and electroless copper processes used in the manufacturing of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. Memory disk products include electroless nickel solutions and preplate chemistries for the computer and consumer electronics industries and for the manufacture of hard drive memory disks used for memory and data storage applications. Memory disk applications include computer hard drives, digital video recorders, MP3 players, digital cameras and business and enterprise servers.

Advanced Organics:  Advanced Organics develops and manufactures products for the tire, coating and inks, additives and chemical markets. These products promote adhesion of metal to rubber in tires and faster drying of paints, coatings, and inks. Within the additives and chemical markets, these products catalyze the reduction of sulfur dioxide and other emissions and also accelerate the curing of polyester resins found in reinforced fiberglass. The Borchers acquisition, which has been integrated into Advanced Organics, offers products to enhance the performance of coatings and ink systems from the production stage through customer end use.

Ultra Pure Chemicals:  UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. UPC also develops and manufactures a broad range of chemicals used in the manufacturing of photomasks and provides a range of analytical, logistical and development support services to the semiconductor industry. These include Total Chemicals Management, under which the Company manages the clients’ entire electronic process chemicals operations, including coordination of logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals.

Photomasks:  Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, thin film head (hard disk drive), optoelectronics and microelectronics industries under the Compugraphics brand name. Photomasks are a key component of the semiconductor and integrated circuit industries and perform a function similar to that of a negative in conventional photography.

The Company’s business is critically connected to both the price and availability of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. The Company attempts to pass through to its customers increases in raw material prices, and certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have been significant, historically and in 2008, and the Company believes that cobalt price fluctuations are likely to continue in the future. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred at the end of 2008.

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

Executive Overview
Throughout the first three quarters of 2008, the Company’s operating results were driven by a number of factors. The Company benefited from higher product selling prices as a result of the high average reference price for cobalt during this period. In addition, demand for the Company’s products was strong in most of its end markets, especially in rechargeable batteries and powder metallurgy. Further, the Company’s coating and electronic technologies businesses, that were part of the 2007 Acquisitions, contributed to the Company’s operating results during this period.

However, as the global credit crisis and economic downturn accelerated in the fourth quarter of 2008, demand for the Company’s products decreased in most of its end markets, particularly in markets serving the electronics industry, including rechargeable batteries and powder metallurgy. In addition, the reference price of cobalt fell precipitously during the second half of 2008. Largely as a result of these developments, the Company recorded an operating loss of $46.0 million for the fourth quarter of 2008, as compared to operating profit of $94.6 million, $83.6 million and $45.4 million for the first, second and third quarters of 2008, respectively. Reflecting the rapid and significant decline in the cobalt reference price during the second half of 2008, and in particular in the fourth quarter, the Company recorded a $27.7 million charge to reduce the carrying value of certain inventories to market value.

The deterioration in end-market demand accelerated as 2008 ended and has continued into 2009. The Company believes it is likely to experience continued weak market conditions during 2009, at least for the first half of the year. However, the Company generated significant cash from operations during the second half of 2008, resulting in a strong cash position at December 31, 2008 to complement its low level of debt. It also has taken steps to attempt to mitigate the impact of the current economic downturn, including spending cuts and capital project delays, and is continuing to actively monitor the effects of economic conditions upon the Company in case further protective actions become necessary.

Consolidated Operating Results for 2008, 2007 and 2006
Set forth below is a summary of the Statements of Consolidated Income for the years ended December 31,

	2008		2007		2006
(Millions of dollars & percent of net sales)

Net sales	$1,736.8		$1,021.5		$660.1
Cost of products sold (excluding lower of cost or market charge)	1,356.6		708.3		475.4
Lower of cost or market inventory charge	27.7		—		—

Gross profit	352.5	20.3%	313.2	30.7%	184.7	28.0%
Goodwill impairment	8.8		—		—
Selling, general and administrative expenses	166.1	9.6%	117.0	11.5%	109.4	16.6%

Operating profit	177.6	10.2%	196.2	19.2%	75.3	11.4%
Other income (expense), net	(5.3)		2.0		(14.8)
Income tax expense	(16.1)		(76.3)		(30.6)
Minority partners’ share of (income) loss	(21.3)		(10.4)		(6.3)

Income from continuing operations before cumulative effect of change in accounting principle	134.9		111.5		23.6
Discontinued operations:
Income from discontinued operations, net of tax	0.1		63.1		192.2
Gain on sale of discontinued operations, net of tax	—		72.3		—

Total income from discontinued operations, net of tax	0.1		135.4		192.2

Income before cumulative effect of change in accounting principle	135.0		246.9		215.8
Cumulative effect of change in accounting principle	—		—		0.3

Net income	$135.0		$246.9		$216.1

Net income per common share — basic:
Continuing operations	$4.48		$3.73		$0.80
Discontinued operations	—		4.52		6.55
Cumulative effect of change in accounting principle	—		—		0.01

Net income	$4.48		$8.25		$7.36

Net income per common share — assuming dilution:
Continuing operations	$4.45		$3.68		$0.80
Discontinued operations	—		4.47		6.50
Cumulative effect of change in accounting principle	—		—		0.01

Net income	$4.45		$8.15		$7.31

Weighted average shares outstanding:
Basic	30,124		29,937		29,362
Assuming dilution	30,358		30,276		29,578

2008 Compared with 2007
Net sales increased to $1,736.8 million in 2008 from $1,021.5 million in 2007. The $715.3 million increase was due to a number of factors. Higher product selling prices in the Advanced Materials segment, which resulted principally from an increase in the average cobalt reference price in 2008 compared with 2007, contributed $263.9 million to the overall increase. The 2007 Acquisitions contributed $264.0 million in 2008. The remaining increase in net sales was primarily due to a $148.6 million increase from the resale of cobalt metal; increased volumes in the Advanced Materials segment, which contributed $60.2 million; and favorable pricing in the Specialty Chemicals segment, which contributed $41.6 million. These increases were partially offset by decreased volumes ($56.8 million) in the Specialty Chemicals segment primarily due to decreased demand, especially in the fourth quarter of 2008.

Gross profit increased to $352.5 million in 2008, compared with $313.2 million in 2007. The $39.3 million increase in gross profit was due to a number of factors. The 2007 Acquisitions contributed $62.9 million in gross profit in 2008. Also impacting the Specialty Chemicals segment was improved pricing ($10.0 million) partially offset by unfavorable volume ($19.5 million) and inventory charges ($7.0 million) to reduce the carrying value of certain inventory to market value. In the Advanced Materials segment, improved volume ($26.4 million) and price ($9.1 million) were offset by inventory charges ($20.7 million) to reduce the carrying value of certain inventory to market value, an unfavorable currency impact ($11.4 million) and increased distribution/manufacturing and non-cobalt raw material costs ($11.3 million). The decrease in gross profit as a percentage of sales (20.3% in 2008 versus 30.7% in 2007) was primarily due to the effect of the rapid decline in the cobalt reference price during the second half of 2008 (including the $20.7 million inventory adjustment), which resulted in lower gross profit from the sale of finished goods manufactured using higher cost cobalt raw materials purchased prior to and during the price decline.

Cobalt prices declined significantly during the second half of 2008. Cobalt price plays an important role in determining the profitability of the Company due to the length of the cobalt supply chain. In a rising price environment, the Company benefits through higher selling prices relative to raw material costs, both of which are dependent upon the prevailing cobalt price at the time. Conversely, a falling price environment challenges the Company as product selling prices could fall below inventory carrying costs. During 2008, cobalt prices fluctuated significantly. The reference price of low grade (formerly 99.3%) cobalt listed in the trade publication, Metal Bulletin, rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter. During the second half of the year, the reference price decreased from $40.75 at June 30, 2008 to an average of $32.54 per pound in the third quarter of 2008, an average of $20.81 per pound in the fourth quarter of 2008, ending the year at $10.50 per pound.

In the fourth quarter of 2008, the Company recorded a non-cash charge totaling $8.8 million in the Specialty Chemicals segment for the impairment of goodwill related to the Ultra Pure Chemicals business. The charge reduced a portion of the goodwill recorded in connection with the 2007 REM acquisition.

Selling, general and administrative expenses (“SG&A”) increased to $166.1 million in 2008, compared with $117.0 million in 2007. The $49.1 million increase was primarily due to $46.5 million of REM and Borchers SG&A expenses, including amortization expense of $6.3 million on acquired intangibles. SG&A was also impacted by increased administrative expenses ($8.0 million) and the unfavorable impact of the weaker U.S. dollar ($2.0 million). The increase in administrative expenses was primarily due to increased information technology and travel costs associated with the 2007 Acquisitions integration and Enterprise Resource Planning (“ERP”) system implementation ($5.0 million) in Specialty Chemicals. These increases were partially offset by a $4.6 million decrease in expenses related to the environmental remediation liability for the Company’s closed Newark, New Jersey site. In addition, SG&A expenses in 2007 included $3.2 million for legal fees incurred by Specialty Chemicals for a lawsuit the Company filed related to the use by a third-party of proprietary information. The lawsuit was settled in the third quarter of 2007. SG&A was also impacted by a $1.5 million increase in corporate expenses in 2008 compared with 2007, primarily due to an increase in professional services fees and employee incentive and share-based compensation expense.

The decrease in operating profit for 2008, compared to operating profit in 2007, was due to the factors discussed above.

Other income (expense), net for 2008 was $5.3 million of expense compared with income of $2.0 million in 2007. The following table summarizes the components of Other income (expense), net:

	Year Ended December 31,
(In thousands)	2008	2007	Change

Interest expense	$(1,597)	$(7,820)	$6,223
Loss on redemption of Notes	—	(21,733)	21,733
Interest income	1,920	19,396	(17,476)
Interest income on Notes receivable from joint venture partner	—	4,526	(4,526)
Foreign exchange gain (loss)	(3,744)	8,100	(11,844)
Other expense, net	(1,913)	(449)	(1,464)

	$(5,334)	$2,020	$(7,354)

The $6.2 million decrease in interest expense and the Loss on redemption of Notes in 2007 were primarily due to the redemption, on March 7, 2007, of $400 million of 9.25% Senior Subordinated Notes due 2011 (the “Notes”) as discussed below under “2007 Compared with 2006”. The decrease in interest income and the foreign exchange loss in 2008 both relate to the higher average cash balances earning interest throughout 2007, before $337 million of existing cash was used in the fourth quarter of 2007 to fund the 2007 Acquisitions. Interest income in 2007 also includes $4.5 million related to the notes receivable from the 25% minority shareholder in the joint venture in the DRC (See Note 1 to the Consolidated Financial Statements in this Form 10-K). In addition, certain cash balances were held in foreign currencies during 2007, generating foreign exchange gains due primarily to the strengthening of the euro against the U.S. dollar during that period. See additional discussion below under “Liquidity and Capital Resources.”

Income tax expense in 2008 was $16.1 million on pre-tax income of $172.3 million, or 9.3%, compared to income tax expense in 2007 of $76.3 million on pre-tax income of $198.3 million, or 38.5%. During 2008, the Company completed an analysis of foreign tax credit positions and recorded a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. The benefit related to the foreign tax credits was $1.54 per diluted share in 2008. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryover position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The $46.6 million tax benefit includes interest income of $0.6 million, a $0.6 million reduction of a penalty related to underpayment of 2007 estimated taxes and is net of a valuation allowance of $1.5 million on deferred tax assets as to which the Company believes it is more likely than not it will be unable to realize as a result of its election to claim the foreign tax credits. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 36.4% for 2008. In 2008, the effective tax rate, excluding the discrete item noted above, was higher than the U.S. statutory rate due to several factors: the non-deductible goodwill impairment charge, the cost of repatriating foreign earnings and the ability to recognize tax benefits for only a portion of U.S. losses. Income tax expense in 2007 includes $45.7 million of expense for the repatriation of foreign earnings in the first quarter of 2007, partially offset by a $7.6 million income tax benefit related to the $21.7 million loss on redemption of the Notes. Excluding these discrete items, the effective income tax rate would have been 17.3% in 2007. Excluding the discrete items discussed above, the effective income tax rate was lower than the U.S. statutory rate in 2007 due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland), a tax holiday in Malaysia, and the recognition of tax benefits for U.S. losses.

Minority partners’ share of income relates to the Company’s 55%-owned smelter joint venture in the DRC. The increase in the minority partners’ income in 2008 compared with 2007 was primarily due to higher average cobalt prices and increased deliveries.

Income from continuing operations was $134.9 million in 2008 compared with $111.5 million in 2007 due primarily to the aforementioned factors.

Income from discontinued operations for 2007 was primarily related to the operations of the Nickel business. Total income from discontinued operations for 2007 also included the $72.3 million gain on the sale of the Nickel business.

Net income was $135.0 million, or $4.45 per diluted share, in 2008 compared with $246.9 million, or $8.15 per diluted share, in 2007, due primarily to the aforementioned factors.

2007 Compared with 2006
Net sales increased $361.4 million to $1,021.5 million in 2007 from $660.1 million in 2006, primarily due to increased product selling prices ($291.0 million). The increase in product selling prices was primarily caused by the increase in the average cobalt reference price during 2007 compared with 2006. The resale of cobalt metal resulted in a $72.8 million increase to net sales in 2007 compared with 2006, and increased volume, primarily in the inorganics and electronic chemical product line groupings, contributed an additional $27.0 million. The acquisition of Borchers in October 2007 contributed an additional $12.7 million in net sales. These increases were partially offset by a $9.5 million decrease related to copper by-product sales and a $9.1 million unfavorable shift in product mix. The decrease in copper by-product sales was primarily due to a decrease in copper by-product volume partially offset by an increase in copper price. In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under the contracts, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company, through its Specialties business, was the primary obligor for these sales and recorded the revenue on a gross basis. This change resulted in a $23.5 million decrease in net sales in 2007 compared with 2006.

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

During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the anticipated sale during the second quarter of 2008 of cobalt-containing finished products that are priced based on a formula that includes a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under Statement of Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative and Hedging Activities.” Accordingly, these contracts were adjusted to fair value at the end of each reporting period, with the gain or loss recorded in cost of products sold. The adjustment to fair value had no cash impact in 2007 as the contracts were net settled with the counterparty in 2008. As noted above, the Company recorded a $6.7 million gain in 2007 related to these contracts. These contracts will continue to be marked to fair value until settlement, resulting in additional gains or losses based on changes in the cobalt reference price.

SG&A expenses were $117.0 million in 2007 compared with $109.4 million in 2006. The increase was primarily due to increased selling expenses as a result of the increase in sales. SG&A expense in 2007 also includes $3.5 million in legal fees incurred by Specialties for a lawsuit the Company filed related to the unauthorized use by a third-party of proprietary information; and $3.1 million of SG&A expense related to Plaschem Specialty Products Pte Ltd. (“Plaschem”), which was acquired on March 21, 2006, and Borchers, which was acquired on October 1, 2007. Included in SG&A are corporate expenses in 2007 of $35.8 million compared with $40.1 million in 2006. Corporate expenses consist of unallocated corporate overhead, including legal, finance, human resources, information technology, strategic development and corporate governance activities, as well as share-based compensation. The decrease in corporate expenses was primarily due to a $3.2 million charge for the settlement of litigation related to the former chief executive officer’s termination in 2006 and a $2.9 million decrease in corporate legal and other professional fees, partially offset by a $3.0 million increase in employee incentive and share-based compensation expense.

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

Segment Results and Corporate Expenses
Advanced Materials

	For the Year Ended December 31,
(Millions of dollars)	2008	2007	2006

Net sales	$1,192.4	$721.9	$428.6

Operating profit	$203.5	$212.6	$89.1

The following table reflects the volumes in the Advanced Materials segment:

	2008	2007	2006

Volumes
Sales volume — metric tons	31,450	25,432	27,435
Cobalt refining volume — metric tons	9,639	9,158	8,582

*	Sales volume includes cobalt metal resale and copper by-product sales and excludes volume related to specialty nickel salts sales under the Norilsk distribution agreement, as explained below.

The following table summarizes the percentage of sales dollars by end market for the year ended December 31,

	2008	2007	2006

Batteries	46%	43%	41%
Chemical	12%	14%	14%
Powder Metallurgy	11%	12%	15%
Ceramics	4%	6%	8%
Other*	27%	25%	22%

*	Other includes cobalt metal resale and copper by-product sales.

The following table summarizes the percentage of sales dollars by region for the year ended December 31,

	2008	2007	2006

Americas	9%	14%	13%
Asia	49%	51%	63%
Europe	42%	35%	24%

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2008	2007	2006

First Quarter	$46.19	$25.82	$12.43
Second Quarter	$45.93	$28.01	$14.43
Third Quarter	$32.54	$25.84	$15.59
Fourth Quarter	$20.81	$32.68	$18.66
Full Year	$36.58	$27.99	$15.22

2008 Compared with 2007
Net Sales
Net sales increased to $1,192.4 million in 2008 from $721.9 million in 2007. As discussed under “Consolidated Operating Results for 2008, 2007, and 2006”) above, the net sales increase in 2008 was due primarily to increased product selling prices resulting from an increase in the average cobalt reference price, increased cobalt metal resale and increased volume. In 2008, copper by-product sales contributed an additional $11.4 million to net sales, primarily due to increased volume. The increase in cobalt metal resale in 2008 compared with 2007 reflects increased volume and the increase in the average cobalt reference price. Increased volume resulted primarily from sales of metal received under the five-year supply agreement with Norilsk. This agreement was entered into in the first quarter of 2007; however, the Company did not receive regular deliveries of cobalt metal until the second half of 2007.

In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under these agreements, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company was the primary obligor for sales of certain specialty nickel salts products and recorded the sales revenue on a gross basis. This change resulted in a $15.9 million decrease in net sales in 2008 compared with 2007.

Operating Profit
The $9.1 million decrease in operating profit in 2008 compared to 2007 was due to inventory charges ($20.7 million) to reduce the carrying value of certain inventory to market value, an unfavorable currency impact ($13.7 million), increased manufacturing and non-cobalt raw material costs ($11.3 million) and a $2.2 million increase in SG&A due to higher administrative expenses. These decreases were partially offset by improved volume ($26.4 million) (including metal resale and excluding copper by-product and specialty nickel salts), favorable pricing ($9.1 million) and increased copper by-product sales ($2.0 million).

2007 Compared with 2006
Net Sales
Net sales increased $293.3 million to $721.9 million in 2007 from $428.6 million in 2006, primarily due to increased product selling prices ($243.5 million) primarily due to the increase in the average cobalt reference price during 2007 compared with 2006. The resale of cobalt metal resulted in a $72.8 million increase to net sales in 2007 compared with 2006, and increased volume contributed an additional $19.0 million. These increases were partially offset by a $9.5 million decrease related to copper by-product sales and a $7.2 million unfavorable shift in product mix. The decrease in copper by-product sales was primarily due to a decrease in copper by-product volume partially offset by an increase in copper price. The change discussed above regarding the distribution of specialty nickel salts effective March 1, 2007 resulted in a $23.5 million decrease in net sales in 2007 compared with 2006.

Operating Profit
The $123.5 million increase in operating profit in 2008 compared to 2007 was due to the impact of both the higher cobalt reference price and the sale into a higher price environment of finished products that were manufactured using cobalt raw material that was purchased at lower prices ($128.8 million), a $6.7 million unrealized gain on cobalt forward purchase contracts (see discussion of these contracts below), increased volume ($4.6 million), specialty nickel salts sales ($4.1 million) and cobalt metal resale ($3.4 million). These increases were partially offset by a decrease in profit associated with lower copper by-product sales ($16.1 million) and an unfavorable currency impact ($8.8 million).

Specialty Chemicals Segment

	For the Year Ended December 31,
(Millions of dollars)	2008	2007	2006

Net sales	$546.7	$303.9	$237.6

Operating profit	$11.2	$18.2	$27.7

The following table summarizes the percentage of sales dollars by end market for the year ended December 31,

	2008	2007	2006

Semiconductor	24%	3%	3%
Coatings	18%	20%	20%
Tire	14%	23%	22%
PCB	17%	2%	4%
Memory Disk	10%	26%	26%
Chemical	11%	17%	17%
General Metal Finishing	2%	4%	4%
Other	4%	5%	4%

The following table summarizes the percentage of sales dollars by region for the year ended December 31,

	2008	2007	2006

Americas	29%	32%	39%
Asia	39%	43%	33%
Europe	32%	25%	28%

The following table reflects the volumes in the Specialty Chemicals segment for the year ended December 31,

	2008	2007	2006

Volumes
Advanced Organics sales volume — metric tons*	28,956	30,272	27,524
Electronic Chemicals sales volume — gallons (thousands)**	11,270	7,278	6,635
Ultra Pure Chemicals sales volume — liters (thousands)	19,502	n/a	n/a
Photomasks — # of masks	27,834	n/a	n/a

*	2007 sales volumes include volume related to Borchers as of the acquisiton date — October 1, 2007.

**	2007 and 2006 sales volumes do not include volume related to the REM PCB business, which was acquired on December 31, 2007.

2008 Compared with 2007
Net Sales
Net sales increased to $546.7 million in 2008 from $303.9 million in 2007. The 2007 Acquisitions contributed $264.0 million in 2008. Excluding the 2007 Acquisitions, improved pricing resulted in an additional $41.6 million in net sales in 2008 compared with 2007, which was more than offset by decreased volume ($57.9 million) in both Advanced Organics and Electronic Chemicals and an unfavorable currency impact ($5.3 million). Favorable pricing in Advanced Organics was partially offset by unfavorable pricing in Electronic Chemicals, primarily due to a decline in the price of nickel.

Operating Profit
Operating profit in 2008 decreased to $11.2 million from $18.2 million in 2007. In connection with the REM acquisition, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. The inventory step-up to fair value was recognized as a charge to cost of products sold in 2008, as the inventory was sold in the normal course of business. The 2007 Acquisitions contributed $16.4 million to operating profit, including the inventory fair value step-up expense of $1.7 million, in 2008. Excluding the 2007 Acquisitions, operating profit was impacted by decreased volume ($19.5 million), a non-cash charge totaling $8.8 million for the impairment of goodwill related to the Ultra Pure Chemicals business, inventory charges ($7.0 million) to reduce the carrying value of certain inventory to market value at December 31, 2008, primarily due to the rapid decline in the cobalt reference price at the end of 2008; an increase in certain administrative expenses ($5.0 million) primarily due to ERP system implementation, increased information technology and travel costs associated with the 2007 Acquisition integration; higher distribution costs ($1.4 million); and a $0.9 million charge for a distributor termination. These amounts were partially offset by favorable pricing ($10.0 million) and a $4.6 million decrease in expenses related to the environmental remediation liability for the Company’s closed Newark, New Jersey site. In addition, 2007 included $3.5 million in legal fees for a lawsuit the Company filed related to the use by a third-party of proprietary information.

2007 Compared with 2006
Net Sales
Net sales increased $66.3 million to $303.9 million in 2007 from $237.6 million in 2006, primarily due to increased product selling prices ($47.5 million) and improved volume ($8.0) million). The acquisition of Borchers in October 2007 contributed an additional $12.7 million.

Operating Profit
Operating profit in 2007 decreased to $18.2 million from $27.7 million in 2006. Improved volume ($7.1 million), primarily in Electronic Chemicals, was offset by unfavorable pricing ($7.8 million) and unfavorable currency impact ($1.7 million). Operating profit was also unfavorably impacted by a $2.4 million increase in expense for environmental remediation at the Company’s closed Newark, New Jersey site and $3.5 million in legal fees incurred by Specialty Chemicals for a lawsuit the Company filed related to the use by a third-party of proprietary information.

Corporate Expenses
Corporate expenses consist of unallocated corporate overhead supporting both segments, including legal, finance, human resources and strategic development activities, as well as share-based compensation for all eligible employees worldwide.

2008 Compared with 2007
Corporate expenses were $37.5 million in 2008 compared with $35.8 million in 2007. The increase in corporate expenses in 2008 was primarily due to an increase in employee incentive and share-based compensation expense and increased professional services fees. The increase in employee incentive and share-based compensation was primarily due to higher headcount in 2008, as a result of the 2007 Acquisitions. Increased professional services fees were primarily for fees associated with income tax projects, including the analysis of foreign tax credit positions which resulted in a $46.6 million tax benefit in 2008 and the remediation in 2008 of the 2007 material weakness in the income tax financial statement closing process.

2007 Compared with 2006
Corporate expenses were $35.8 million in 2007 compared with $40.1 million in 2006. The decrease in corporate expenses in 2007 was primarily due to a $3.2 million charge for the settlement of litigation related to the former chief executive officer’s termination in 2006 and a $2.9 million decrease in corporate legal and other professional fees, partially offset by a $3.0 million increase in employee incentive and share-based compensation expense.

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	2008	2007	change
Net cash provided by (used for):
Operating activities	$172.1	$41.0	$131.1
Investing activities	(17.9)	135.2	(153.1)
Financing activities	(6.7)	(406.7)	400.0
Effect of exchange rate changes on cash	(2.9)	1.4	(4.3)
Discontinued operations-net cash used for operating activities	—	48.5	(48.5)
Discontinued operations-net cash used for investing activities	—	(1.5)	1.5

Net change in cash and cash equivalents	$144.6	$(182.1)	$326.7

The increase in net cash flows from operating activities was primarily driven by three factors: higher income from continuing operations, higher non-cash charges in 2008, and a reduction in net working capital (accounts receivable plus inventories minus accounts payable). Income from continuing operations increased by $23.4 million in 2008 compared to 2007. Significant non-cash charges — consisting of depreciation and amortization, deferred tax benefits, 2008 inventory charges and goodwill impairment, bad debt expense and the 2007 Loss on redemption of Notes — were $96.1 million in 2008 compared to $39.7 million in 2007. Bad debt expense increased in 2008 compared with 2007 due primarily to the 2007 Acquisitions and the impact of the deteriorating global economy. Net working capital (as defined above) reductions contributed positive cash flows of $0.9 million in 2008 compared to negative cash flows of $111.9 million in 2007. In 2008, accounts receivable and inventories (excluding the inventory charges included in non-cash items) declined versus the beginning of the year, due primarily to the declining price of cobalt in the second half of 2008 and the resulting impact on net sales and inventory costs. Accounts payable balances declined for the same reason. In 2007, the opposite effect occurred, when rising cobalt prices primarily drove higher working capital needs in 2007. Partially offsetting these positive operating cash flow factors was the negative impact of an increase in refundable and prepaid income taxes and a decrease in accrued income taxes.

Net cash used in investing activities in 2008 includes capital expenditures of $30.7 million (see below for further discussion); proceeds from settlement of cobalt forward purchase contracts ($10.7 million); proceeds from loans to consolidated joint venture partners ($10.3 million); and cash payments made in 2008 for professional fees incurred in connection with the 2007 Acquisitions. The amount in 2007 includes $490.0 million of net proceeds related to the sale of the Nickel business partially offset by the cash outflow for the 2007 Acquisitions ($337.0 million, net of cash acquired). Net cash provided by investing activities in 2007 also includes $7.6 million of proceeds from the repayment of a loan made to a former non-consolidated Nickel joint venture partner.

Net cash used in financing activities in 2008 includes $26.2 million for payments made by the Company’s consolidated joint venture to the joint venture partners, partially offset by net borrowings under the Company’s revolving line of credit of $25 million. Net cash used in financing activities in 2007 includes the $418.5 million payment to redeem the Notes, partially offset by $11.3 million of proceeds from stock option exercises.

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

The $54.0 million decrease in net cash provided by operating activities, was primarily due to a $165.7 million increase in inventories during 2007 compared with a $27.6 million increase in inventories during 2006, and a $38.4 million increase in accounts receivable during 2007 compared with a $3.9 million increase in accounts receivable during 2006. These items were partially offset by a $92.2 million increase in accounts payable during 2007 compared with a $39.3 million increase in 2006. These increases in inventories, accounts receivable and accounts payable in 2007, which exclude amounts acquired in business combinations, were primarily due to higher cobalt metal prices in 2007 compared with 2006. Also impacting net cash provided by operating activities was the positive cash flow impact of income from continuing operations of $111.5 million in 2007 compared with income from continuing operations of $23.6 million in 2006. In addition, 2007 includes a $21.7 million charge related to the redemption of the Notes while 2006 includes a $12.2 million gain on the sale of the Company’s investment in Weda Bay. The $21.7 million charge related to the redemption of the Notes consisted of a cash premium of $18.5 million and non-cash charges totaling $3.2 million. The $18.5 million cash premium payment is included as a component of financing activities. The receipt of the Weda Bay proceeds is included as a component of investing activities

Net cash provided by investing activities increased $153.2 million in 2007 compared with 2006 primarily due to the $490.0 million of net proceeds related to the sale of the Nickel business partially offset by the cash outflow for the acquisitions of REM and Borchers ($337.0 million, net of cash acquired). Net cash provided by investing activities in 2007 also includes $7.6 million of proceeds from the repayment of a loan made to a former non-consolidated Nickel joint venture partner. Investing activities in 2006 include proceeds of $12.2 million from the sale of the Company’s investment in Weda Bay, a $5.4 million payment for the Plaschem acquisition and a $6.9 million loan to a former non-consolidated Nickel joint venture partner.

Net cash used in financing activities increased $401.0 million in 2007 compared with 2006 primarily due to the $418.5 million payment to redeem the Notes.

Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt to adjusted earnings ratio. As of December 31, 2008, the Company was in compliance with all of the covenants under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”), plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The outstanding Revolver balance was $25.0 million at December 31, 2008 at an interest rate of 2.8%. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.

During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the Bank’s discretion, the Company can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2008.

The Company has a term loan outstanding that expires in 2019 and requires monthly principal and interest payments. The balance of the term loan was $1.1 million at December 31, 2008. At December 31, 2007, the Company had two term loans outstanding totaling $1.3 million and a $0.3 million short-term note payable.

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

The Company believes that cash flow from operations, together with its strong cash position, low debt level and the availability of funds under the Revolver and the Credit Facility available to OMG Kokkola, will be sufficient to meet working capital, debt service, acquisition and planned capital expenditures for at least the next twelve months. However, if the global economic weakness and financial market disruption continue for an extended period of time, the Company’s liquidity and financial position could be adversely affected.

The Company did not pay cash dividends in 2008, 2007 or 2006. The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2009.

Capital Expenditures
Capital expenditures in 2008 were $30.7 million, were funded through cash flows from operations, and were primarily related to ongoing projects to maintain current operating levels. The Company expects to incur capital spending of approximately $49.0 million in 2009 for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund 2009 capital expenditures through cash generated from operations and cash on hand at December 31, 2008.

Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2008 (in thousands).

	Payments due by period
	2009	2010	2011	2012	2013	Thereafter	Total

Purchase and other obligations(1)	$96,857	$86,866	$86,549	$19,028	$1,339	$—	$290,639
Debt obligations	80	25,139	139	139	139	508	26,144
Operating lease obligations	6,635	5,972	3,584	3,192	1,694	8,586	29,663
Income tax contingencies	1,037	4,400	—	—	—	1,800	7,237

Total	$104,609	$122,377	$90,272	$22,359	$3,172	$10,894	$353,683

(1)	For 2009 through 2013, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average daily price for the last week of December 2008 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Pension funding and postretirement benefit payments can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension funding and post-retirement benefit payments have not been included in the table above. The Company expects to contribute approximately $0.3 million related to its SCM pension plan in 2009. Pension benefit payments are made from assets of the pension plan. The Company expects to make payments related to its other postretirement benefit plans of approximately $0.5 million annually over the next ten years. Benefit payments beyond that time cannot currently be estimated. The Company also has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan, for which the Company expects to make annual benefit payments of approximately $0.7 million.

Future cash flows for income tax contingencies reflect the recorded liability, including interest and penalties, in accordance with FIN No. 48 as of December 31, 2008. Amounts where the Company can not reasonably estimate the year of settlement are reflected in the Thereafter column.

Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above and in Note 17 to the consolidated financial statements included in Item 8 of this Annual Report.

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

Inventories — The Company’s inventories are stated at the lower of cost or market and valued using the first-in, first-out (“FIFO”) method. The Company evaluates the need for an LCM adjustment to inventories based on the end-of-the-reporting period selling prices of its finished products. In periods of raw material metal price declines or declines in the selling prices of the Company’s finished products, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge.

For cobalt metal re-sale inventory and inventory for which sales prices are highly correlated to cobalt prices (primarily in the Advanced Materials segment), volatile cobalt prices can have a significant impact on the LCM calculation. Fluctuations in the price of cobalt have been significant in the past and may be significant in the future. When evaluating whether such cobalt-based inventory is stated at the lower of cost or market, the Company generally considers cobalt reference prices at the end of the period. However, to the extent cobalt prices increase subsequent to the balance sheet date but before issuance of the financial statements, the Company considers these price movements in its LCM evaluation and determination of net realizable value (“NRV”). To the extent such price increases have an impact on the NRV of the Company’s inventory as of the balance sheet date, the Company will use the higher prices in its calculation so as not to recognize a loss when an actual loss will not be realized.

Goodwill and Other Intangible Assets — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill and indefinite-lived intangible assets for impairment annually and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals and Photomasks. Goodwill was allocated to the reporting units based on their estimated fair value.

To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The impairment test incorporates the Company’s estimates of future cash flows, allocations of certain assets, liabilities and cash flows among reporting units, future growth rates, terminal value amounts and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans. Changes to these estimates and projections could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.

The Company conducts its annual goodwill impairment test as of October 1, 2008. The results of the testing as of October 1, 2008 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. However, during the fourth quarter of 2008, indicators of potential impairment caused the Company to conduct an additional impairment test as of December 31, 2008 in connection with the preparation of its annual financial statements for the year ended on that date. Those indicators included the fact that the Company’s stock has been trading below net book value per share since the end of the second quarter of 2008; the existence of operating losses in the fourth quarter of 2008 and revisions to the 2009 plan; and an increase in the respective WACC calculations due to significant deterioration in the capital markets in the fourth quarter of 2008.

The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the fourth quarter. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions, future cobalt price assumptions and the WACC used in the DCF model. Due to the recent general downturn in the economy and resulting increased uncertainty in forecasted future cash flows, the Company increased the company-specific risk factor component in the WACC calculations.

The results of the testing as of December 31, 2008 confirmed that the carrying value of the Ultra Pure Chemicals reporting unit exceeded its fair value. As such, the Company conducted a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment and, as a result of that analysis, the Company recorded an estimated goodwill impairment charge of $8.8 million in the Statement of Consolidated Income. The Company expects to finalize step-two during the first quarter of 2009, and any adjustments to the $8.8 million estimate will be recorded in the first quarter of 2009. The Company did not recognize any goodwill impairment charges in 2007 or 2006.

The Company reconciled the sum of the fair values of the reporting units to the Company’s market capitalization at December 31, 2008 plus an estimated control premium. The Advanced Materials segment utilizes unrefined cobalt as a significant raw material. The cobalt market is very small compared to other metals such as nickel and copper; cobalt is not traded on a terminal market (such as the London Metal Exchange), which contributes to price volatility; significant cobalt price volatility makes it difficult for investors to predict the Company’s operating results; and the majority of cobalt is produced in the DRC, which is considered a high-risk country in which to do business. The Company believes these factors influence its stock price and a control premium is required to appropriately reflect the Company’s fair value. The Company also believes its stock price is influenced by the strategic transformation being undertaken by the Company and by the fact that the Company does not issue earnings guidance.

The Company has goodwill of $268.7 million that is subject to an annual test of impairment. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company’s results of operations and financial position if a goodwill impairment charge were recorded.

Due to the recent general downturn in the economy and resulting increased uncertainty in forecasted future cash flows, the Company increased the company-specific risk factor component in the WACC calculations by 320 basis points on average, which resulted in an average increase in the total WACC of 2.5%. The WACC’s used in the goodwill testing at December 31, 2008 ranged from 12.43% to 17.43%, with an average of 14.59%.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment testing for each reporting unit, we applied a hypothetical 5% decrease to the fair value of each reporting unit and determined that such decrease would result in excess fair value over carrying value of at least $4 million for each reporting unit that passed step-one of the testing. For the UPC reporting unit, the 5% decrease to fair value would result in an additional $3.8 million shortfall of fair value below carrying value. In addition, we separately applied a hypothetical increase of 100 basis points to the company-specific risk factor component of each reporting unit, and determined that there would still be no impairment of goodwill for the four reporting units that passed step-one. For the UPC reporting unit, such increase would result in an additional $5.9 million shortfall of fair value below carrying value. Finally, we applied a hypothetical increase of 100 basis points to the overall WACC amount for each reporting unit, and determined that there would continue to be no goodwill impairment for the Advanced Materials, Advanced Organics and Photomasks reporting units. However, such increase would cause the carrying value of the Electronic Chemicals reporting unit to exceed its hypothetical fair value (using the higher WACC) by approximately $4 million. For the UPC reporting unit, the WACC increase would result in an additional $7.6 million shortfall of fair value below carrying value.

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. Definite-lived intangible assets consist principally of customer relationships, developed technology and capitalized software and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names. The Company evaluates the carrying value of definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The definite-lived intangible asset would be considered impaired if the future net undiscounted cash flows generated by the asset are less than its carrying value. The Company evaluates the carrying value of indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

In performing its annual intangible asset impairment testing at October 1, 2008, the Company determined that certain indefinite-lived trade names in its Photomasks reporting unit are impaired due to downward revisions in estimates of future revenue. As a result, the Company recorded an impairment loss of $0.2 million in 2008 in SG&A. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the intangible asset impairment test and, potentially the Company’s results of operations and financial position if additional impairment charges were required to be recorded. At December 31, 2008, the Company has definite-lived intangible assets of $76.6 million and indefinite-lived intangible assets of $8.2 million.

Long-Lived Assets — Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company generally invests in long-lived assets to secure raw material feedstocks, produce new products, or increase production capacity or capability. Because market conditions may change, future cash flows may be difficult to forecast. Furthermore, the assets and related businesses may be in different stages of development. If the Company determined that the future undiscounted cash flows from these investments were not expected to exceed the carrying value of the investments, the Company would record an impairment charge. However, determining future cash flows is subject to estimates and different estimates could yield different results. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the future cash flows of the these investments, could change and, therefore, impact the analysis of impairment in the future.

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

Prior to December 31, 2006, the Company had recorded a valuation allowance against its U.S. net deferred tax assets, primarily related to net operating loss carryforwards, because it was more likely than not that those deferred tax assets would not be realized. However, the Company now believes that it is more likely than not that a portion of the net deferred tax asset related to temporary differences that reverse in 2009 and 2010 will be realized. Because there has been no fundamental change in the Company’s U.S. operations, it is more likely than not that deferred tax assets related to state and local net operating loss carryforwards and temporary differences that will reverse beyond 2010 will not be realized, and therefore the Company has recorded a valuation allowance against those deferred tax assets.

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

Recently Issued Accounting Standards
Accounting Standards adopted in 2008:
SFAS No. 157:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. SFAS No. 157 only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R “Share Based Payment”).

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “The Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

As of January 1, 2008, in accordance with FSP 157-2, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities that are measured at fair value within the financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its results of operations, financial position and related disclosures. See Note 10.

SFAS No. 158:  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its consolidated balance sheet and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end consolidated balance sheet.

The Company adopted the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet as of December 31, 2008. SFAS No. 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. The Company chose to adopt the measurement date requirement in 2008 using the 14-month approach. Under this approach, an additional two months of net periodic benefit cost, covering the period between the previous measurement date, October 31st, and the December 31st measurement date is recognized as an adjustment to the opening balance of retained earnings in the year of adoption. The effect of adoption was a $0.2 million reduction to retained earnings at January 1, 2008. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet as of December 31, 2006. The adoption resulted in an additional $0.6 million liability related to its postretirement plan and corresponding debit to Accumulated other comprehensive income.

SFAS No. 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included under existing pronouncements. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to report any additional assets or liabilities at fair value that were not already reported at fair value. Therefore, the adoption of SFAS No. 159 did not have any impact on the Company’s results of operations, financial position or related disclosures.

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

EITF No. 06-10:  In November 2006, the FASB issued EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-10 establishes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “Accounting Principles Board Opinion No. 12, Omnibus Opinion,” if, based on the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The EITF Issue No. 06-10 also concluded that an employer should recognize and measure an associated asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company has one arrangement with a former executive under which the Company has agreed to fund a life insurance policy during the former executive’s retirement. The insurance policy is a collateral assignment split-dollar agreement owned by a trust established by the former executive. The collateral assignment provides the Company with an interest in the policy equal to its cumulative premium payments. The Company adopted EITF No. 06-10 on January 1, 2008. The effect of adoption was a $0.2 million cumulative effect adjustment to decrease retained earnings at January 1, 2008.

Accounting Standards Not Yet Adopted
SFAS No. 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s results of operations or financial position but will change the disclosure and financial statement presentation related to noncontrolling (minority) interests.

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

SFAS No. 161:  On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how: (i) an entity uses derivative instruments, (ii) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will change the disclosures related to derivative instruments held by the Company.

FSP FAS No. 142-3:  In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS No. 142-3 allows the Company to use its historical experience in renewing or extending the useful life of intangible assets, is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date.

FSP FAS No. 132(R)-1:  In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its pension or other postretirement benefit plan assets. The adoption of FSP FAS 132(R)-1 will change the disclosures related to pension assets but is not expected to have a material effect on the Company’s consolidated financial statements.

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

Beginning in 2009, the Company has entered into foreign currency forward contracts to mitigate the variability in cash flows due to changes in the Euro/US dollar exchange rate.

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

Cautionary Statement for “Safe Harbor” Purposes under the Private SecuritiesLitigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in this Annual Report on Form 10-K.

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

Commodity Price Risk
The primary raw material used by the Company in manufacturing its products is unrefined cobalt. There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Finland and Russia, have affected and may continue to affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country. Although the Company has never experienced a significant shortage of cobalt raw material, production problems and political and civil instability in certain supplier countries may in the future affect the supply and market price of cobalt raw materials.

The Company’s business is critically connected to both the price and availability of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. The Company attempts to pass through to its customers increases in raw material prices, and certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have been significant, historically and in 2008, and the Company believes that cobalt price fluctuations are likely to continue in the future. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred at the end of 2008.

The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk. All derivatives are reflected at their fair value in the Consolidated Balance Sheets. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings each period.

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

Interest Rate Risk
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

From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company had no outstanding interest rate derivatives during 2008.

Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and the Company does not possess credit risk. To mitigate credit risk, it is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. There were no counterparty defaults during the years ended December 31, 2008, 2007 and 2006.

Market Risk
By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to market risk. Market risk is the change in value of a derivative instrument that results from a change in commodity prices or interest rates. The market risk associated with commodity prices and interests is managed by establishing and monitoring parameters that limit the types and degree

Foreign Currency Exchange Rate Risk
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operations. During 2008, the Company did not hedge against the risk of exchange rate fluctuation.

The functional currency for the Company’s Finnish subsidiary is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Income. While the majority of the Company’s Finnish subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company has entered into foreign currency forward contracts to mitigate a portion of the variability in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Notes 2, 8, 11 and 15 to the consolidated financial statements, as of December 31, 2006 and 2008, the Company adopted the liability provisions and the measurement date provisions, respectively, of Statement of Financial Reporting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)”; as of January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”; as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” and as of January 1, 2006, the Company adopted Emerging Issues Task Force No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited OM Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing on page 88. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, OM Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of OM Group, Inc. and subsidiaries and our report dated February 26, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Cleveland, Ohio
February 26, 2009

OM Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2008	2007
(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$244,785	$100,187
Accounts receivable, less allowance of $7,877 in 2008 and $5,268 in 2007	130,217	178,481
Inventories	306,128	413,434
Refundable and prepaid income taxes	55,059	9,986
Other current assets	59,227	50,669
Interest receivable from joint venture partner	—	3,776

Total current assets	795,416	756,533
Property, plant and equipment, net	245,202	288,834
Goodwill	268,677	322,172
Intangible assets	84,824	46,454
Notes receivable from joint venture partner, less allowance of $5,200 in 2008 and 2007	13,915	24,179
Other non-current assets	26,393	31,038

Total assets	$1,434,427	$1,469,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$—	$347
Current portion of long-term debt	80	166
Accounts payable	89,470	214,244
Accrued income taxes	17,677	32,040
Accrued employee costs	31,168	34,707
Other current liabilities	21,074	25,435

Total current liabilities	159,469	306,939
Long-term debt	26,064	1,136
Deferred income taxes	26,764	29,645
Minority interests	47,429	52,314
Other non-current liabilities	44,052	50,790
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares in 2008 and 60,000,000 shares in 2007; 30,317,403 shares issued in 2008 and 30,122,209 shares issued 2007	303	301
Capital in excess of par value	563,454	554,933
Retained earnings	602,365	467,726
Treasury stock (136,328 shares in 2008 and 61,541 shares in 2007, at cost)	(5,490)	(2,239)
Accumulated other comprehensive income (loss)	(29,983)	7,665

Total stockholders’ equity	1,130,649	1,028,386

Total liabilities and stockholders’ equity	$1,434,427	$1,469,210

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Income

	Year Ended December 31
	2008	2007	2006
(In thousands, except per share data)

Net sales	$1,736,849	$1,021,501	$660,104
Cost of products sold (excluding lower of cost or market charge)	1,356,573	708,257	475,437
Lower of cost or market inventory charge	27,728	—	—

Gross profit	352,548	313,244	184,667
Goodwill impairment	8,800	—	—
Selling, general and administrative expenses	166,126	117,009	109,408

Operating profit	177,622	196,235	75,259
Other income (expense):
Interest expense	(1,597)	(7,820)	(38,659)
Loss on redemption of Notes	—	(21,733)	—
Interest income	1,920	19,396	8,566
Interest income on Notes receivable from joint venture partner	—	4,526	—
Foreign exchange gain (loss)	(3,744)	8,100	3,661
Gain on sale of investment	—	—	12,223
Other expense, net	(1,913)	(449)	(582)

	(5,334)	2,020	(14,791)

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	172,288	198,255	60,468
Income tax expense	(16,076)	(76,311)	(30,554)
Minority partners’ share of (income) loss	(21,301)	(10,405)	(6,291)

Income from continuing operations before cumulative effect of change in accounting principle	134,911	111,539	23,623
Discontinued operations:
Income from discontinued operations, net of tax	92	63,057	192,163
Gain on sale of discontinued operations, net of tax	—	72,270	—

Total income from discontinued operations, net of tax	92	135,327	192,163
Income before cumulative effect of change in accounting principle	135,003	246,866	215,786
Cumulative effect of change in accounting principle	—	0	287

Net income	$135,003	$246,866	$216,073

Net income per common share — basic:
Continuing operations	$4.48	$3.73	$0.80
Discontinued operations	—	4.52	6.55
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$4.48	$8.25	$7.36

Net income per common share — assuming dilution:
Continuing operations	$4.45	$3.68	$0.80
Discontinued operations	—	4.47	6.50
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$4.45	$8.15	$7.31

Weighted average shares outstanding:
Basic	30,124	29,937	29,362
Assuming dilution	30,358	30,276	29,578

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Comprehensive Income

	Year Ended December 31
	2008	2007	2006
(In thousands)

Net income	$135,003	$246,866	$216,073
Foreign currency translation adjustments	(36,109)	(11,014)	10,394
Reclassification of hedging activities into earnings, net of tax	—	(9,824)	(954)
Unrealized gain on cash flow hedges, net of tax expense of $3,117 in 2006	—	—	9,824
Realized gain on available-for-sale securities	—	—	(4,745)
Additional pension and post-retirement obligation	(1,539)	(390)	(199)

Net change in accumulated other comprehensive income (loss)	(37,648)	(21,228)	14,320

Comprehensive income	$97,355	$225,638	$230,393

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31
(In thousands)	2008	2007	2006

Operating activities
Net income	$135,003	$246,866	$216,073
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(92)	(63,057)	(192,163)
Gain on sale of discontinued operations	—	(72,270)	—
Income from cumulative effect of change in accounting principle	—	—	(287)
Gain on sale of investment	—	—	(12,223)
Loss on redemption of Notes	—	21,733	—
Depreciation and amortization	56,116	33,229	31,841
Share-based compensation expense	7,621	7,364	5,227
Excess tax benefit on exercise of stock options	(28)	(1,744)	—
Foreign exchange (gain) loss	3,744	(8,100)	(3,661)
Gain on cobalt forward purchase contracts	(4,002)	(6,735)	—
Interest income receivable from joint venture partner	3,776	(3,776)	—
Deferred income tax provision (benefit)	(894)	(15,756)	13,864
Lower of cost or market inventory charge	27,728	—	—
Goodwill impairment	8,800	—	—
Minority partners’ share of income	21,301	10,405	6,291
Other non-cash items	4,536	431	(1,944)
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	48,641	(38,364)	(3,879)
Inventories	76,985	(165,694)	(27,613)
Accounts payable	(124,712)	92,161	39,310
Refundable, prepaid and accrued income taxes	(64,455)	(5,984)	(2,597)
Other, net	(27,944)	10,295	26,728

Net cash provided by operating activities	172,124	41,004	94,967
Investing activities
Expenditures for property, plant and equipment	(30,712)	(19,357)	(14,547)
Proceeds from settlement of cobalt forward purchase contracts	10,736	—	—
Net proceeds from the sale of the Nickel business	—	490,036	—
Proceeds from loans to consolidated joint venture partner	10,264	—	—
Proceeds from loans to non-consolidated joint ventures	—	7,568	—
Acquisitions	(5,799)	(336,976)	(5,418)
Expenditures for software	(1,673)	(4,483)	(3,329)
Other, net	(750)	(1,539)	5,335

Net cash provided by (used for) investing activities	(17,934)	135,249	(17,959)
Financing activities
Payments of long-term debt and revolving line of credit	(45,513)	(400,000)	(17,250)
Proceeds from the revolving line of credit	70,000	—	—
Premium for redemption of notes	—	(18,500)	—
Payment of loan from consolidated joint venture partner	(2,657)	—	—
Payment related to surrendered shares	(3,251)	—	—
Distribution to joint venture partners	(26,184)	(1,350)	—
Proceeds from exercise of stock options	874	11,344	11,558
Excess tax benefit on exercise of stock options	28	1,744	—

Net cash used for financing activities	(6,703)	(406,762)	(5,692)
Effect of exchange rate changes on cash	(2,889)	1,440	4,569

Cash and cash equivalents
Increase (decrease) from continuing operations	144,598	(229,069)	75,885
Discontinued operations — net cash provided by operating activities	—	48,508	107,379
Discontinued operations — net cash used for investing activities	—	(1,540)	(15,594)
Balance at the beginning of the year	100,187	282,288	114,618

Balance at the end of the year	$244,785	$100,187	$282,288

See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries

Statements of Consolidated Stockholders’ Equity

	Year Ended December 31
(In thousands)	2008	2007	2006

Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,061	29,740	29,307
Shares issued under share-based compensation plans	120	321	433

	30,181	30,061	29,740

Common Stock — Dollars
Beginning balance	$301	$297	$293
Shares issued under share-based compensation plans	2	4	4

	303	301	297

Capital in Excess of Par Value
Beginning balance	554,933	533,818	516,510
Shares issued under share-based compensation plans	872	11,340	11,555
Excess tax benefit on the exercise of stock options	28	1,744	—
Share-based compensation — employees	7,279	7,929	5,753
Share-based compensation — non-employee directors	342	102	—

	563,454	554,933	533,818

Retained Earnings
Beginning balance, as originally reported	467,726	221,310	6,811
Adoption of SFAS No. 158	(171)	—	—
Adoption of EITF No. 06-10	(193)	—	—
Adoption of FIN No. 48	—	(450)	—
Adoption of EITF No. 04-6	—	—	(1,574)

Beginning balance, as adjusted	467,362	220,860	5,237
Net income	135,003	246,866	216,073

	602,365	467,726	221,310

Treasury Stock
Beginning balance	(2,239)	(2,239)	(2,226)
Reacquired shares	(3,251)	—	(13)

	(5,490)	(2,239)	(2,239)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	7,665	28,893	15,145
Foreign currency translation	(36,109)	(11,014)	10,394
Reclassification of hedging activities into earnings, net of tax	—	(9,824)	(954)
Unrealized gain on cash flow hedges, net of tax expense of $3,541 in 2006	—	—	9,824
Reclassification of realized gain on available-for-sale securities into earnings	—	—	(4,745)
Additional pension and post-retirement obligation	(1,599)	(390)	(199)
Adoption of SFAS No. 158	60	—	(572)

	(29,983)	7,665	28,893

Total Stockholders’ Equity	$1,130,649	$1,028,386	$782,079

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries

(In thousands, except as noted and share and per share amounts)

Note 1 —	Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the “Company”) and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a joint venture that has a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has a controlling interest in the joint venture. Minority interest is recorded for the remaining 45% interest. The equity method of accounting is applied to non-consolidated entities in which the Company can exercise significant influence over the entity with respect to its operations and major decisions. The book value of investments carried on the equity method and cost method were immaterial at December 31, 2008 and 2007.

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

In connection with the sale of the Nickel business to Norilsk, the Company entered into two-year agency and distribution agreements for certain specialty nickel salts products. Under the contracts, the Company now acts as a distributor of these products on behalf of Norilsk and records the related commission revenue on a net basis. Prior to March 1, 2007, the Company, through its Advanced Materials business, was the primary obligor for these sales and recorded the revenue on a gross basis.

The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use and value-added taxes. The Company reports the collection of these taxes on a net basis (excluded from revenues).

All amounts in a sales transaction billed to a customer related to shipping and handling are reported as revenues.

Cost of Products Sold — Cost of sales is comprised of raw material costs, direct production, maintenance, utility costs, depreciation, other overhead costs and shipping and handling costs.

Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes evident that collections will not occur. Bad debt expense is

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

included in selling, general and administrative expenses and amounted to $4.3 million in 2008 and $0.5 million in both 2007 and 2006.

Inventories — Inventories are stated at the lower of cost or market and valued using the first-in, first-out (“FIFO”) method. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt market prices and changes in availability from suppliers. Changes in the cobalt price can have a significant impact on inventory valuation. The Company evaluates the need for a lower of cost or market (“LCM”) adjustment to inventories based on the end-of-the-reporting period selling prices of its finished products. In periods of raw material metal price declines or declines in the selling prices of the Company’s finished products, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge.

Receivables from Joint Venture Partners and Minority Interests — The Company has a 55% interest in a joint venture that has a smelter in the DRC. The remaining 45% interest is owned by two partners at 25% and 20%, respectively.

In years prior to 2005, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At December 31, 2008 and 2007, the notes receivable from this partner were $13.9 million and $24.2 million, net of a $5.2 million valuation allowance. In January 2008, the Company and the joint venture partner agreed to modify the terms of the notes. The modified terms include a new interest rate of LIBOR (4.2% at December 31, 2008) and a revised repayment date for the entire balance on December 31, 2010, which may be extended at the Company’s option.

Prior to December 31, 2007, the Company had a full valuation allowance against the interest receivable under the notes. During 2008 and 2007, the Company received $3.8 million and $0.8 million, respectively, which was recorded as interest income. During 2008 and 2007, the Company agreed to forgive $0.8 million and $4.0 million of interest due, respectively. Due to the uncertainty of collection, the Company will continue to record a full allowance against unpaid interest receivable under the notes until payment is received.

Under the terms of the receivables, a portion (80%) of the partner’s share of any dividends from the joint venture and any other cash flow distributions (“secondary considerations”) paid by the joint venture, if any, first serve to reduce the Company’s receivables before any amounts are remitted to the joint venture partner. The receivables are secured by 80% of the partner’s interest in the joint venture (book value of $21.8 million and $28.2 million, at December 31, 2008 and 2007, respectively), and by a loan payable from the joint venture to the partner (total principal and interest balance of $1.3 million and $5.0 million at December 31, 2008 and 2007, respectively).

The Company currently anticipates that repayment of the receivables, net of the reserve, will be made from the partner’s share of any dividends from the joint venture and any other secondary considerations paid by the joint venture, including returns of capital.

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

Internal Use Software — The Company capitalizes costs associated with the development and installation of internal use software in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly,

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software.

Long-lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill and Intangible Assets — In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of goodwill and indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. Definite-lived intangible assets consist principally of customer relationships, developed technology and capitalized software and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names.

Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold on July 31, 2003. Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which the Company owned PMG. The liability at December 31, 2008 was $7.8 million, of which $2.8 million was included in current liabilities and $5.0 million was included in Other non-current liabilities. As of December 31, 2007 the liability was $8.0 million, of which $2.7 million was included in current liabilities and $5.3 million was included in Other non-current liabilities.

Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $10.8 million, $8.2 million, and $8.1 million in 2008, 2007, and 2006, respectively.

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

Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of certain foreign consolidated subsidiaries, to the extent such earnings are determined to be reinvested for an indefinite period of time.

Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiary and related DRC operations is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Income.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The functional currency for the Company’s other operating subsidiaries outside of the United States is the applicable local currency. For those operations, financial statements are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in stockholders’ equity.

Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2008 and 2007. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.

The Company, from time to time, employs derivative instruments in connection with purchases and sales of inventory in order to establish a fixed margin and mitigate the risk of price volatility. Some customers request fixed pricing and the Company may use a derivative to mitigate price risk. While this hedging may limit the Company’s ability to participate in gains from favorable commodity price fluctuations, it eliminates the risk of loss from adverse commodity price fluctuations.

Periodically, the Company enters into certain derivative instruments designated as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings. There were no outstanding cash flow hedges at December 31, 2008.

Beginning in 2008, the Company entered into certain cobalt forward purchase contracts designated as fair value hedges. For fair value hedges, changes in the fair value of the derivative instrument are offset against the change in fair value of the hedged item through earnings. At December 31, 2008, the notional quantity of open contracts designated as fair value hedges under SFAS No. 133 was 0.3 million pounds.

Note 2 —	Recently Issued Accounting Standards
Accounting Standards adopted in 2008:
SFAS No. 157:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. SFAS No. 157 only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R “Share Based Payment”).

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Level 3 Inputs — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect the Company’s own assumptions that market participants would use to price the asset or liability based on the best available information.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “The Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

As of January 1, 2008, in accordance with FSP 157-2, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities that are measured at fair value within the financial statements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its results of operations, financial position and related disclosures. See Note 10.

SFAS No. 158:  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as an asset or liability in its consolidated balance sheet and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end consolidated balance sheet.

The Company adopted the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheet as of December 31, 2008. SFAS No. 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. The Company chose to adopt the measurement date requirement in 2008 using the 14-month approach. Under this approach, an additional two months of net periodic benefit cost, covering the period between the previous measurement date, October 31st, and the December 31st measurement date is recognized as an adjustment to the opening balance of retained earnings in the year of adoption. The effect of adoption was a $0.2 million reduction to retained earnings at January 1, 2008. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet as of December 31, 2006. The adoption resulted in an additional $0.6 million liability related to its postretirement plan and corresponding debit to Accumulated other comprehensive income (loss).

SFAS No. 159:  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 does not affect any existing pronouncements that require assets and liabilities to be carried at fair value, and does not eliminate disclosure requirements included under existing pronouncements. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to report any additional assets or liabilities at fair value that were not already

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

reported at fair value. Therefore, the adoption of SFAS No. 159 did not have any impact on the Company’s results of operations, financial position or related disclosures.

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

EITF No. 06-10:  In November 2006, the FASB issued EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF Issue No. 06-10 establishes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or “Accounting Principles Board Opinion No. 12, Omnibus Opinion,” if, based on the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. EITF Issue No. 06-10 also concluded that an employer should recognize and measure an associated asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company has one arrangement with a former executive under which the Company has agreed to fund a life insurance policy during the former executive’s retirement. The insurance policy is a collateral assignment split-dollar agreement owned by a trust established by the former executive. The collateral assignment provides the Company with an interest in the policy equal to its cumulative premium payments. The Company adopted EITF No. 06-10 on January 1, 2008. The effect of adoption was a $0.2 million cumulative effect adjustment to decrease retained earnings at January 1, 2008.

Accounting Standards Not Yet Adopted
SFAS No. 160:  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have any impact on the Company’s results of operations or financial position but will change the disclosure and financial statement presentation related to noncontrolling (minority) interests.

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

SFAS No. 161:  On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how: (i) an entity uses derivative instruments, (ii) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will change the disclosures related to derivative instruments held by the Company.

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

FSP FAS No. 132(R)-1:  In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its pension or other postretirement benefit plan assets. The adoption of FSP FAS 132(R)-1 will change the disclosures related to pension assets but is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 —	Inventories
Inventories consist of the following as of December 31,

	2008	2007

Raw materials and supplies	$168,060	$199,901
Work-in-process	14,797	32,565
Finished goods	123,271	180,968

	$306,128	$413,434

The 2008 amount includes the effect of a $27.7 million charge to reduce the carrying value of certain inventories to market value, which was lower than cost at December 31, 2008, due primarily to the declining price of cobalt in the second half of 2008.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 4 —	Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2008	2007

Land and improvements	$9,180	$10,482
Buildings and improvements	140,082	140,742
Machinery and equipment	431,893	440,350
Furniture and fixtures	12,118	12,907

Property, plant and equipment, at cost	593,273	604,481
Less accumulated depreciation	348,071	315,647

	$245,202	$288,834

Total depreciation expense on property, plant and equipment was $45.6 million in 2008, $31.5 million in 2007 and $31.4 million in 2006.

Note 5 —	Investments
During 2008, the Company invested $0.7 million in CrisolteQ Oy (“CrisolteQ”), a private Finnish Company, through the purchase of common stock and a convertible loan. The Company accounts for its investment in CrisolteQ under the equity method. CrisolteQ is developing and commercializing new metal recycling technology for spent catalyst materials.

During 2007, the Company invested $2.0 million in Quantumsphere, Inc. (“QSI”) through the purchase of 615,385 shares of common stock and warrants to purchase an additional 307,692 shares of common stock. The Company allocated $1.6 million to the common stock and $0.4 million to the warrants. The Company accounts for its investment in QSI under the cost method. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, the Company has the right to market and distribute certain QSI products.

During 2006, the Company sold the common shares it held in Weda Bay Minerals, Inc and received cash proceeds of $12.2 million. The Company recognized a $12.0 million gain, net of $0.2 million tax expense, upon completion of the sale. The gain is included in Gain on sale of investment in the Statements of Consolidated Income. The Weda Bay Nickel deposit in Indonesia has not yet been developed, but the Company may be entitled to certain future royalties if the project is completed.

Note 6 —	Acquisitions
On December 31, 2007, the Company completed the acquisition of the Electronics businesses (“REM”) of Rockwood Specialties Group, Inc. for $321.5 million in cash, including professional fees of $5.1 million associated with this transaction. The REM businesses, which had combined sales of approximately $200 million in 2007 and employ approximately 700 people, include its Printed Circuit Board (“PCB”) business, Ultra-Pure Chemicals (“UPC”) business, and Photomasks business. The businesses supply customers with chemicals used in the manufacture of semiconductors and printed circuit boards as well as photo-imaging masks primarily for semiconductor and photovoltaic manufacturers and have locations in the United States, England, Scotland, France, Taiwan, Singapore and China. The acquisition of REM provides new products and expanded distribution channels for the Company’s Electronic Chemicals business unit. The REM businesses are included in the Specialty Chemicals segment.

The purchase price exceeded the fair value of acquired net assets and, accordingly, $164.0 million was allocated to goodwill. Goodwill is not deductible for tax purposes.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table summarizes the final purchase price allocation:

Cash	$15,754
Accounts receivable	47,919
Inventories	20,527
Other current assets	7,925
Property, plant and equipment	63,127
Intangibles	82,318
Other assets	269
Goodwill	164,224

Total assets acquired	402,063

Accounts payable	24,322
Other current liabilities	11,980
Other liabilities	28,512

Total liabilities assumed	64,814

Net assets acquired	337,249

Cash acquired	15,754

Purchase price, net of cash acquired	$321,495

During 2008, the Company finalized the purchase price allocation. The changes since the initial allocation to inventories, property, plant and equipment, and intangibles reflect adjustments to the fair values based on market-based valuations. The change in liabilities is primarily related to the adjustment of deferred tax liabilities as a result of the adjustments to inventories, property, plant and equipment and intangibles.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

On October 1, 2007, the Company completed the acquisition of Borchers GmbH (“Borchers”), a European-based specialty coatings additive supplier, with locations in France and Germany, for approximately $20.7 million, net of cash acquired. Borchers had sales of approximately $42 million in the first nine months of 2007. The Company incurred fees of approximately $1.4 million associated with this transaction. The impact of the Borchers acquisition was not deemed to be material to the results of operations or financial position of the Company. Borchers is included in Advanced Organics in the Company’s Specialty Chemicals segment.

On March 21, 2006, the Company completed the acquisition of Plaschem Specialty Products Pte Ltd. and its subsidiaries (“Plaschem”). Plaschem develops and produces specialty chemicals for printed circuit board chemistries, semiconductor chemistries and general metal finishing with integrated manufacturing, research and technical support facilities in Singapore and the Shanghai area of China. In connection with the acquisition, the Company paid $5.1 million in cash, net of cash acquired, and issued a $0.5 million note payable which was paid in 2007. The Company incurred fees of approximately $0.2 million associated with this transaction. Goodwill of $1.2 million was recognized as a result of this acquisition. Plaschem is included in Electronic Chemicals in the Company’s Specialty Chemicals segment.

The results of operations of each acquisition have been included in the results of the Company from the respective dates of acquisition.

Note 7 —	Goodwill and Other Intangible Assets
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals and Photomasks. Goodwill was allocated to the reporting units based on their estimated fair value.

To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The impairment test incorporates the Company’s estimates of future cash flows, allocations of certain assets, liabilities and cash flows among reporting units, future growth rates, terminal value amounts and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans. Due to the recent general downturn in the economy and resulting increased uncertainty in forecasted future cash flows, the Company increased the company-specific risk factor component in the WACC calculation.

The Company conducts its annual goodwill impairment test as of October 1, 2008. The results of the testing as of October 1, 2008 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. However, during the fourth quarter of 2008, indicators of potential impairment caused the Company to conduct an additional impairment test as of December 31, 2008. Those indicators included the fact that the Company’s stock has been trading below net book value per share since the end of the second quarter of 2008; operating losses in the fourth quarter of 2008 and revisions to the 2009 plan; and significant deterioration in the capital markets in the fourth quarter of 2008 that resulted in an increase to the respective WACC calculations.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The results of the testing as of December 31, 2008 confirmed the carrying value of the Ultra Pure Chemicals reporting unit exceeded its fair value. As such, the Company began a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. The Company recorded an estimated goodwill impairment charge of $8.8 million (of a total of $32.8 million allocated to the Ultra Pure Chemicals reporting unit) in the Statement of Consolidated Income. The Company expects to finalize step-two during the first quarter of 2009. Any adjustments to the $8.8 million estimate will be recorded in the first quarter of 2009. The Company did not recognize any goodwill impairment charges in 2007 or 2006.

The change in the carrying amount of goodwill is as follows:

	Advanced	Specialty
	Materials	Chemicals	Consolidated

Balance at January 1, 2007	$103,326	$34,217	$137,543
REM Acquisition — preliminary allocation	—	179,955	179,955
Borchers Acquisition — preliminary allocation		2,660	2,660
Foreign currency translation adjustments	—	2,014	2,014

Balance at December 31, 2007	103,326	218,846	322,172
Final purchase price adjustments — REM	—	(15,731)	(15,731)
Final purchase price adjustments — Borchers	—	1,062	1,062
Income tax adjustment (valuation allowance)	—	(11,500)	(11,500)
Goodwill impairment	—	(8,800)	(8,800)
Foreign currency translation adjustments	—	(18,526)	(18,526)

Balance at December 31, 2008	$103,326	$165,351	$268,677

The acquired deferred tax liabilities of the U.S. REM entities reduced the amount of the deferred tax valuation allowance against the Company’s deferred tax assets which would have otherwise been required at the date of acquisition. As a result, under the provisions of SFAS No. 109, the valuation allowance was reduced, with a corresponding reduction in goodwill.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of intangible assets follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Impairment	Net Balance

Intangible assets not subject to amortization:
Tradenames	$8,385	$—	$(200)	$8,185

Intangible assets subject to amortization:
Customer relationships	67,723	(9,859)	—	57,864
Technology	11,422	(862)	—	10,560
Capitalized software	10,362	(4,303)	—	6,059
Other intangibles	4,838	(2,682)	—	2,156

	94,345	(17,706)	—	76,639

Balance at December 31, 2008	$102,730	$(17,706)	$(200)	$84,824

Customer relationships	$4,584	$(3,896)	$—	$688
Capitalized software	8,944	(1,319)	—	7,625
Other intangibles	40,136	(1,995)	—	38,141

Balance at December 31, 2007	$53,664	$(7,210)	$—	$46,454

The weighted average amortization period is as follows (in years):

Customer relationships	12
Developed technology	16
Capitalized software	3

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. All intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives.

Indefinite-lived intangible assets are tested annually for impairment and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. In performing its annual intangible asset impairment testing as of October 1, 2008, the Company determined that certain indefinite-lived trade names in its Photomasks reporting unit are impaired due to downward revisions in estimates of future revenue. As a result, the Company recorded an impairment charge of $0.2 million in 2008.

Amortization expense related to intangible assets for the years ended December 31, 2008, 2007 and 2006 was $10.5 million, $1.7 million, and $0.4 million respectively. The increase in amortization expense in 2008 was due to the amortization of intangible assets associated with the 2007 Acquisitions. During 2005, the Company initiated a multi-year Enterprise Resource Planning project that is being implemented to achieve increased efficiency and effectiveness in supply chain, financial processes and management reporting. Implementation of the system began during 2007, at which time the Company began amortizing costs capitalized during the application development stage, which are included above in capitalized software. Amortization of capitalized software was $3.0 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Estimated annual pretax amortization expense for intangible assets is as follows:

2009	$10,365
2010	$9,014
2011	$7,308
2012	$6,646
2013	$6,363

Note 8 —	Discontinued Operations and Disposition of the Nickel Business
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

In 2007, the Company recognized a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively.

Discontinued operations includes share-based incentive compensation expense related to Nickel management that previously had been included in corporate expenses. No interest expense has been allocated to discontinued operations. Upon adoption of EITF No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” the Company wrote off the amount of deferred stripping costs at the Cawse, Australia nickel mine that were incurred after production commenced at each pit. The effect of adoption was a $1.6 million reduction to retained earnings at January 1, 2006.

Discontinued operations also includes income of $1.8 million and $5.8 million in 2007 and 2006, respectively, related to the Company’s former copper powders business, SCM Metal Products, Inc. (“SCM”), and PMG, which were both sold in 2003.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Income from discontinued operations consisted of the following for the years ended December 31:

	2008	2007	2006

Net sales	$—	$193,091	$790,939
Income from discontinued operations before income taxes	$92	$82,699	$236,325
Income tax expense	—	19,642	44,162

Income from discontinued operations	92	63,057	192,163
Gain on sale of discontinued operations	—	76,991	—
Income tax expense	—	(4,721)	—

Total income from discontinued operations, net of tax	$92	$135,327	$192,163

Note 9 —	Debt
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt to adjusted earnings ratio. As of December 31, 2008, the Company was in compliance with all of the covenants under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”), plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The outstanding Revolver balance was $25.0 million at December 31, 2008 at an interest rate of 2.8%. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.

The Company incurred fees and expenses of approximately $0.4 million in 2005 related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense.

During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the Bank’s discretion, the Company can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2008.

The Company has a term loan outstanding that expires in 2019 and requires monthly principal and interest payments. The balance of the term loan was $1.1 million at December 31, 2008. At December 31, 2007, the Company had two term loans outstanding totaling $1.3 million and a $0.3 million short-term note payable.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Debt consists of the following as of December 31:

	2008	2007

Revolving credit agreement	$25,000	$—
Notes payable — bank	1,144	1,649

	26,144	1,649
Less: Short-term debt	—	347
Less: Current portion of long-term debt	80	166

Total long-term debt	$26,064	$1,136

Aggregate annual maturities of total debt are as follows:

2009	$80
2010	25,139
2011	139
2012	139
2013	139
thereafter	508

$26,144

Interest paid on long-term debt was $1.0 million, $8.5 million, and $37.5 million for 2008, 2007, and 2006, respectively. Interest expense has not been allocated to discontinued operations. No interest was capitalized in 2008, 2007 or 2006.

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

Note 10 —	Financial Instruments and Fair Value
Cash Flow Hedges
The Company has certain copper forward sales contracts that are designated as cash flow hedges. The Company must assess, both at inception of the hedge transaction and on an ongoing basis, whether the hedge is highly effective in offsetting change in the cash flow of the hedged item. The effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. During 2008, derivative gains of $0.8 million were recognized in net sales. These gains and losses were offset by gains and losses on the transactions being hedged. Any ineffective portions of such cash flow hedges are recognized immediately in

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

earnings. In 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. The Company had no cash flow hedges at December 31, 2008 or 2007.

Fair Value Hedges
Beginning in 2008, the Company entered into certain cobalt forward purchase contracts designated as fair value hedges. For fair value hedges, changes in the fair value of the derivative instrument are offset against the change in fair value of the hedged item through earnings. Any ineffective portions of such fair value hedges are recognized immediately in earnings. In 2008 and 2007, there was no impact on earnings resulting from hedge ineffectiveness. Derivative losses of $6.8 million were recognized in cost of products sold during 2008. These losses were offset by gains on the transactions being hedged. The Company had no fair value hedges at December 31, 2007.

Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula which included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under SFAS No. 133. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company recorded a $6.7 million gain in 2007 and a $4.0 million gain in 2008, resulting in a cumulative gain of $10.7 million related to these contracts.

The fair values of derivative liabilities based on the level of inputs are summarized below:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$143	$—	$—	$143

Total	$143	$—	$—	$143

Derivative Liabilities	$200	$—	$	$200

Total	$200	$—	$—	$200

Cobalt forward purchase contracts are classified as Level 3, as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 or significant unobservable inputs for the period of January 1, 2008 to December 31, 2008:

Fair Value
Measurements
Using
Significant
Unobservable
Inputs
(Level 3)
Derivatives

January 1, 2008	$6,735
Total realized or unrealized gains (losses):
Included in earnings	(2,752)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(4,040)
Transfers in and/or out of Level 3	—

December 31, 2008	$(57)

The Company also holds financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying amount of the Company’s revolver also approximates fair value.

Accounts receivable potentially subjects the Company to a concentration of credit risk. The Company maintains significant accounts receivable balances with several large customers. At December 31, 2008 the accounts receivable balance from our largest customer represented 12% of the Company’s net accounts receivable. Generally, the company does not obtain security from its customers in support of accounts receivable.

Sales to Nichia Chemical Corporation represented approximately 22%, 23%, and 19% of net sales in 2008, 2007 and 2006, respectively. Sales to Luvata Pori Oy were approximately 11% of net sales in 2006. No other customer individually represented more than 10% of net sales for any period presented. Sales to the top five customers represented approximately 41% of net sales in 2008. The loss of one or more of these customers could have a material adverse effect on the Company’s business, results of operations or financial position.

Note 11 —	Income Taxes
Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle consists of the following:

	Year Ended December 31
	2008	2007	2006

United States	$(41,813)	$(50,638)	$(72,018)
Outside the United States	214,101	248,893	132,486

	$172,288	$198,255	$60,468

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Income tax expense (benefit) is summarized as follows:

	Year Ended December 31
	2008	2007	2006

Current tax provision (benefit):
United States:
Federal	$(44,927)	$51,195	$422
State and local	167	80	150
Outside the United States	61,730	40,792	16,118

Total current	16,970	92,067	16,690

Deferred tax provision (benefit):
United States	5,437	(18,997)	14,077
Outside the United States	(6,331)	3,241	(213)

Total deferred	(894)	(15,756)	13,864

	$16,076	$76,311	$30,554

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2008	2007	2006

Income from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	$172,288	$198,255	$60,468

Income taxes at the United States statutory rate (35)%	$60,301	$69,389	$21,164
Increase (decrease) in taxes resulting from:
Effective tax rate differential on income (loss) outside of the United States	(17,673)	(40,775)	(23,966)
Repatriation of foreign earnings	10,284	45,709	92,841
Goodwill impairment	2,200	—	—
Malaysian tax holiday	(4,962)	(6,975)	(6,963)
Change in deferred tax rates	—	1,930	—
U.S. losses with no tax benefit	4,611	—	—
Valuation allowance	1,808	4,103	(53,026)
Liability for uncertain tax positions	2,317	240	—
Foreign tax credits on amended prior year tax returns	(46,636)	—	—
Other, net	3,826	2,690	504

Income tax expense	$16,076	$76,311	$30,554

Effective income tax rate	9.3%	38.5%	50.5%

During 2008, the Company completed an analysis of foreign tax credit positions and recorded a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As originally filed, such returns

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryforward position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The benefit related to the foreign tax credits was $1.54 per diluted share in 2008. The $46.6 million tax benefit is net of a valuation allowance of $1.5 million on deferred tax assets because it is more likely than not that those deferred tax assets will not be realized as a result of the Company’s election to claim the foreign tax credits. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 36.4% for 2008.

Prior to December 31, 2006, the Company had recorded a valuation allowance against its U.S. net deferred tax assets, primarily related to net operating loss carryforwards, because it was more likely than not that those deferred tax assets would not be realized. However, due primarily to the redemption of the Notes in March 2007, the Company decided to repatriate the undistributed earnings of certain subsidiaries during the first quarter of 2007. Previously, the Company had planned to permanently reinvest such undistributed earnings overseas. As a result of the plan to repatriate, the Company recorded a deferred tax liability and reversed a portion of the valuation allowance in 2006. During 2007, the Company repatriated $528.5 million and recorded an additional tax liability of $45.7 million. The additional $45.7 million tax liability recorded in 2007 was due to the repatriation of the proceeds from the sale of the Nickel business and other cash amounts, which in the aggregate were in excess of undistributed earnings overseas at December 31, 2006.

At December 31, 2008, the Company has U.S. state net operating loss carryforwards representing a potential future tax benefit of $7.7 million compared with $7.8 million as of December 31, 2007. These carryforwards expire at various dates from 2009 through 2028. The U.S. federal net operating losses utilized in 2007 were $178.9 million, primarily due to the repatriation of earnings. The Company has foreign net operating loss carryforwards of $8.0 million, representing a potential future tax benefit of $2.4 million in various jurisdictions, some of which expire in 2012 and some of which have no expiration.

The Company intends to repatriate only future earnings and therefore has not provided additional United States income taxes on approximately $185.0 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be permanently reinvested by the subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This arrangement, which expires on December 31, 2011, reduced income tax expense by $5.0 million, $7.0 million, and $7.0 million for 2008, 2007, and 2006 respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.16, $0.23 and $0.24 in 2008, 2007 and 2006, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Tax returns of certain of the Company’s subsidiaries are being examined by various taxing authorities. The Company has not been informed of any material assessments resulting from such examinations for which an accrual has not been previously provided, and the Company would vigorously contest any material assessment. While the examinations are ongoing, the Company believes that any potential assessment would not materially affect the Company’s financial condition or results of operations.

Income tax payments were $77.4 million, $75.1 million and $24.7 million in 2008, 2007, and 2006, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Significant components of the Company’s deferred income taxes are as follows:

	December 31
	2008	2007

Current asset — operating accruals	$14,961	$7,131
Current liability — earnings repatriation	(893)	—
Current liability — prepaid expenses	(11,158)	(3,069)
Non-current asset — employee benefit and other accruals	17,189	16,462
Non-current asset — foreign operating loss and credit carryforwards	2,385	—
Non-current asset — state operating loss carryforwards	11,870	7,827
Non-current liability — accelerated depreciation	(31,701)	(24,850)
Non-current liability — pensions and other post-retirement benefits	—	(4,793)
Valuation allowance	(23,037)	(22,048)

Net deferred tax liability	$(20,384)	$(23,340)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2008	2007

Other current assets	$6,299	$2,867
Other non-current assets	85	6,507
Other current liabilities	(4)	(3,069)
Deferred income taxes — non-current liabilities	(26,764)	(29,645)

	$(20,384)	$(23,340)

The Company has a U.S. net deferred tax asset of $0.5 million which is expected to be recovered based on temporary differences that will reverse in 2009-2010. Because there has been no fundamental change in the Company’s U.S. operations, it is more likely than not that deferred tax assets related to state and local net operating loss carryforwards and temporary differences that will reverse beyond 2010 will not be realized, and therefore the Company has recorded a valuation allowance against those deferred tax assets. The Company has also recorded a valuation allowance against deferred tax assets related to foreign operating loss carryforwards, for which it believes it is more likely than not no benefit will be realized.

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized a $0.5 million liability which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2,045
Additions for tax positions related to the current year	7,976
Additions for tax positions of prior years	379
Reductions for tax positions of prior years	(78)

Balance at December 31, 2007	$10,322
Additions for tax positions related to the current year	662
Additions for tax positions of prior years	4,177
Reductions for tax positions of prior years	(8,649)
Foreign currency translation	(157)

Balance at December 31, 2008	$6,355

If recognized, all uncertain tax positions would affect the effective tax rate. At December 31, 2008, there are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as a component of income tax expense. During the year ended December 31, 2008, the Company recognized approximately $0.1 million in interest and penalties, all of which is accrued at December 31, 2008. During the year ended December 31, 2007, the Company recognized approximately $0.7 million in interest and penalties, all of which is accrued at December 31, 2007.

At December 31, 2008, the liability for unrecognized tax benefits includes $1.0 million for uncertain tax positions for which it is reasonably possible that the unrecognized tax position will decrease within the next twelve months. These unrecognized tax benefits relate to mark-ups on management charges and may decrease upon completion of examination by taxing authorities.

Note 12 —	Pension and Other Post-Retirement Benefit Plans
The Company sponsors a defined contribution plan covering substantially all eligible U.S. employees. Under this plan, the Company contributes 3.5% of employee compensation unconditionally and matches 100% of participants’ contributions up to the first three percent of contributions, and 50% on the next 2% of participants’ contributions. Contributions are directed by the employee into various investment options. This defined contribution plan does not have any direct ownership of the Company’s common stock. Prior to 2008, the Company sponsored a defined contribution plan covering all eligible U.S. employees under which Company contributions were determined by the board of directors annually and were computed based upon participant compensation. The Company maintains additional defined contribution plans in certain locations outside the United States. Aggregate defined contribution plan expenses were $3.8 million, $2.7 million and $2.4 million in 2008, 2007 and 2006, respectively.

The Company has a funded, non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. Certain non-U.S. employees are covered under other defined benefit plans. These non-U.S. plans are not significant and relate to liabilities of the acquired Borchers entities and one acquired REM location. The Company also has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”) and other unfunded post-retirement benefit plans (“OPEB”), primarily health care and life insurance, for certain employees and retirees in the United States. The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

employees to restore benefit levels to employees whose benefits have been limited by the defined contribution plan due to IRS limitations.

During 2008, as required by SFAS No. 158, the Company changed the measurement date of its pension and postretirement benefit plans from October 31 to December 31, 2008, the date of its statement of financial position. As a result, an adjustment to beginning retained earnings of $0.2 million was recorded in 2008 and is reflected in the Statement of Consolidated Stockholders’ Equity.

Actuarial assumptions used in the calculation of the recorded amounts are as follows:

	2008	2007

U.S. Plans
Weighted-average discount rate	5.50%	5.50%
Expected return on pension plan assets	7.00%	7.00%
Projected health care cost trend rate	8.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care trend rate is achieved	2012	2012
Non U.S. Plans
Weighted-average discount rate	5.0% - 6.25%	5.0% - 5.25%
Expected return on pension plan assets	5.0% - 6.0%	5.0% - 6.0%

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

The Company’s U.S. pension plan weighted-average asset allocations and target allocation by asset category are as follows:

	Target	December 31,
	Allocation	2008	2007

Equity securities	50%	60%	54%
Debt securities	50%	39%	45%
Cash	—	1%	1%

Total assets	100%	100%	100%

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

The Company’s non-U.S. pension plan assets are held in insurance contracts and fixed deposits.

The defined benefit pension plans do not have any direct ownership of OMG common stock.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007

Service cost	$—	$—	$—	$130	$4
Interest cost	1,295	1,317	1,272	120	8
Amortization of unrecognized net loss	273	302	269	—	—
Expected return on plan assets	(857)	(788)	(922)	(17)	(2)
Amortization of unrecognized net transition obligation	—	—	9	—	—
SERP expense related to former CEO	—	—	1,413	—	—

Net periodic benefit cost	711	831	2,041	233	10

Net (gain) loss arising during the year	3,966	(408)	396	(325)	9
Net (gain) loss recognized during the year	(273)	(302)	—	—	—
Exchange rate gain (loss)	—	—	—	17	—
Adoption of SFAS No. 158	(46)	—	—	—	—

Total recognized in other comprehensive income	3,647	(710)	396	(308)	9

Total recognized in net periodic benefit cost and other comprehensive income	$4,358	$121	$2,437	$(75)	$19

	Other Post-retirement Benefits
	U.S. Plans
	2008	2007	2006

Service cost	$112	$82	$131
Interest cost	324	264	242
Net amortization	86	40	40

Net periodic benefit cost	522	386	413

Net (gain) loss arising during the year	(1,700)	1,131	271
Net (gain) loss recognized during the year	(46)	—	—
Amortization of prior service credit	(40)	(40)	301
Adoption of SFAS No. 158	(14)	—	—

Total recognized in other comprehensive income	(1,800)	1,091	572

Total recognized in net periodic benefit cost and other comprehensive income	$(1,278)	$1,477	$985

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007

Change in benefit obligation
Projected benefit obligation at beginning of year	$(24,472)	$(24,902)	$(1,937)	$—
SFAS No. 158 adoption	(141)	—	(43)	—
Service cost	—	—	(130)	(4)
Interest cost	(1,295)	(1,317)	(120)	(8)
Actuarial loss (gain)	516	171	364	(9)
Benefits paid	1,050	904	165	14
Acquisition	—	—	(505)	(1,866)
Foreign currency exchange rate changes	—	—	120	(64)
SERP payments related to former CEO	672	672	—	—

Projected benefit obligation at end of year	(23,670)	(24,472)	(2,086)	(1,937)

Change in plan assets
Fair value of plan assets at beginning of year	12,686	10,940	330	—
SFAS No. 158 adoption	143	—	3	—
Actual return on plan assets	(3,624)	1,025	(23)	2
Employer contributions	690	1,625	165	251
Acquisition	—	—	—	81
Foreign currency exchange rate changes	—	—	(17)	10
Benefits paid	(1,050)	(904)	(165)	(14)

Fair value of plan assets at end of year	8,845	12,686	293	330

Funded status — plan assets less than benefit obligations	(14,825)	(11,786)	(1,793)	(1,607)

Recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	12,391	8,744	(299)	9

Amounts not yet recognized as a component of net postretirement benefit cost	$12,391	$8,744	$(299)	$9

Amounts recorded in the balance sheet consist of:
Accrued benefit liability — current	$(704)	$(672)	$—	$—
Accrued benefit liability — long-term	(14,121)	(11,114)	(1,793)	(1,607)
Accumulated other comprehensive loss	12,391	8,744	(299)	9

Net amount recognized	$(2,434)	$(3,042)	$(2,092)	$(1,598)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Other Post-retirement Benefits
	U.S. Plans
	2008	2007

Change in benefit obligation
Projected benefit obligation at beginning of year	$(6,080)	$(4,988)
SFAS No. 158 adoption	(73)	—
Service cost	(112)	(82)
Interest cost	(324)	(264)
Actuarial loss (gain)	1,700	(1,131)
Benefits paid	383	385

Projected benefit obligation at end of year	(4,506)	(6,080)

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	383	385
Benefits paid	(383)	(385)

Fair value of plan assets at end of year	—	—

Funded status — plan assets less than benefit obligations	$(4,506)	$(6,080)

Recognized in accumulated other comprehensive income:
Net actuarial gain	(351)	1,431
Prior service cost	214	231

Amounts not yet recognized as a component of net postretirement benefit cost	$(137)	$1,662

Amounts recorded in the balance sheet consist of:
Accrued benefit liability — current	$(344)	$—
Accrued benefit liability — non-current	(4,162)	(6,080)
Accumulated other comprehensive loss	(137)	1,662

Net amount recognized	$(4,643)	$(4,418)

The accumulated benefit obligation at December 31, 2008 and 2007 equals the projected benefit obligation at December 31, 2008 and 2007 for the U.S. plans as those defined benefit plans are frozen and no additional benefits are being accrued. The accumulated benefit obligation at December 31, 2008 and 2007 approximates the projected benefit obligation at December 31, 2008 and 2007 for the non-U.S. plans. The non-U.S. defined benefit plans are active and additional benefits are being accrued.

The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates.

The Company expects to contribute $0.4 million and $0.3 million to its pension and other post-retirement plans, respectively, in 2009.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Future pension and other post-retirement benefit payments expected to be paid are as follows:

			Other
	Pension		Postretirement
Expected Benefit Payments	U.S. Plans	Non-U.S. Plans	Benefits

2009	$1,722	$76	$344
2010	$1,744	$60	$367
2011	$1,740	$136	$391
2012	$1,730	$100	$373
2013	$1,723	$90	$346
2014-2018	$8,775	$578	$1,687

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows:

		Other
		Postretirement
	Pension	Benefits

Net actuarial loss	$389	$—
Prior service cost	—	40

Total	$389	$40

Assumed health care cost trend rates may have a significant effect on the amounts reported for other post-retirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effect:

	1% Increase	1% Decrease

Benefit cost	$84	$(66)
Projected benefit obligation	$523	$(448)

Note 13 —	Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and
		Losses, Net	Unrealized		Accumulated
	Foreign	on Cash Flow	Gain on	Pension and	Other
	Currency	Hedging	Available for —	Post-Retirement	Comprehensive
	Translation	Derivatives	Sale Securities	Obligation	Income (Loss)

Balance January 1, 2006	$18,700	$954	$4,745	$(9,254)	$15,145
Reclassification adjustments	—	(954)	(4,745)	—	(5,699)
Current period credit (charge)	10,394	12,941	—	(199)	23,136
Deferred taxes	—	(3,117)	—	—	(3,117)
Adoption of SFAS No. 158	—	—	—	(572)	(572)

Balance December 31, 2006	29,094	9,824	—	(10,025)	28,893
Reclassification adjustments	—	(875)	—	—	(875)
Current period credit (charge)	4,465	3,340	—	(390)	7,415
Disposal of Nickel business	(15,479)	(12,289)	—	—	(27,768)

Balance December 31, 2007	18,080	—	—	(10,415)	7,665
Adoption of SFAS No. 158 — measurement date provisions	—	—	—	60	60
Current period credit (charge)	(36,109)	—	—	(1,599)	(37,708)

Balance December 31, 2008	$(18,029)	$—	$—	$(11,954)	$(29,983)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 14 —	Earnings Per Share
The following table sets forth the computation of basic and dilutive income per common share from continuing operations before cumulative effect of change in accounting principle for the years ended December 31:

	2008	2007	2006
	(in thousands, except per share amounts)

Income from continuing operations before cumulative effect of change in accounting principle	$134,911	$111,539	$23,623
Weighted average shares outstanding	30,124	29,937	29,362
Dilutive effect of stock options and restricted stock	234	339	216

Weighted average shares outstanding — assuming dilution	30,358	30,276	29,578

Income per common share from continuing operations before cumulative effect of change in accounting principle	$4.48	$3.73	$0.80

Income per common share from continuing operations before cumulative effect of change in accounting principle — assuming dilution	$4.45	$3.68	$0.80

The following table sets forth the computation of basic and dilutive net income per common share for the years ended December 31:

	2008	2007	2006
	(in thousands, except per share amounts)

Net income	$135,003	$246,866	$216,073
Weighted average shares outstanding	30,124	29,937	29,362
Dilutive effect of stock options and restricted stock	234	339	216

Weighted average shares outstanding — assuming dilution	30,358	30,276	29,578

Net income per common share	$4.48	$8.25	$7.36

Net income per common share — assuming dilution	$4.45	$8.15	$7.31

Stock options to purchase 0.8 million shares of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 15 —	Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan superseded and replaced the 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). The 1998 Plan and 2002 Plan terminated upon stockholder approval of the 2007 Plan, such that no further grants may be made under either the 1998 Plan or the 2002 Plan. The terminations did not affect awards already outstanding under the 1998 Plan or the 2002 Plan, which consist of options and restricted stock awards. All options outstanding under each of the 1998 Plan and the 2002 Plan have ten-year terms and have an exercise price of not less than the per share fair market value, measured by the average of the high and low price of the Company’s common stock on the NYSE, on the date of grant.

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

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires that the cost of transactions involving share-based payments be recognized in the financial statements based on a fair-value-based measurement. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The Company has selected the Black-Scholes option-pricing model and recognizes compensation expense on a straight-line method over the awards’ vesting period. Previously, the Company expensed share-based payments under the provisions of SFAS No. 123.

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

The Statements of Consolidated Income include share-based compensation expense for option grants and restricted stock awards granted to employees as a component of Selling, general and administrative expenses of $7.3 million, $7.2 million and $5.2 million in 2008, 2007 and 2006, respectively. The income tax benefit recognized in the income statement for share based compensation expense was $1.8 million for 2007. No tax benefit was realized during 2008 or 2006. In connection with the sale of the Nickel business, the Company entered into agreements with certain Nickel employees that provided for the acceleration of vesting of all unvested stock options and time-based and performance-based restricted stock previously granted to those employees. The Statements of Consolidated Income include share-based compensation expense as a component of discontinued operations of $0.7 million and $0.8 million in 2007 and 2006, respectively. There is no unrecognized compensation expense related to the Nickel business.

At December 31, 2008, there was $7.1 million of unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $5.0 million in 2009, $1.8 million in 2010 and $0.3 million in 2011 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures.

In connection with the exercise of stock options previously granted, the Company received cash payments of $0.9 million in 2008, $11.3 million in 2007 and $11.6 million in 2006. SFAS 123R requires that excess tax benefits be recognized as an increase to additional paid-in capital. The exercise of stock options during 2007 resulted in a $1.7 million increase in additional paid-in capital. The Company satisfies stock option exercises and restricted stock awards through the issuance of authorized but unissued shares or treasury shares. The Company does not settle share-based payment obligations for cash.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Beginning in 2007, non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. Shares awarded under the plan are fully vested and are not subject to any restrictions. For purposes of determining the number of shares of common stock to be issued, the shares are measured using the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 1,919 shares in 2007 and 7,316 shares in 2008.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During 2008, 2007 and 2006 the Company granted stock options to purchase 168,175, 184,750 and 144,700 shares of common stock, respectively. Upon any change in control of the Company, as defined in the applicable plan, the stock options become 100% vested and exercisable.

In June 2005, as an inducement to join the Company, the Chief Executive Officer (“CEO”) was granted options to purchase 254,996 shares of common stock, of which options for 80,001 shares vested on May 31, 2006, options for 85,050 shares vested on May 31, 2007 and options for 89,945 shares vested on May 31, 2008. The options that vested in 2006 have an exercise price equal to the market price of the Company’s common stock on the date of grant ($24.89). The options that vested in 2007 and 2008 have exercise prices set above the grant date market price of the Company’s common stock ($28.67 and $33.67, respectively).

The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2008	2007	2006

Risk-free interest rate	2.6%	4.7%	4.9%
Dividend yield	—	—	—
Volatility factor of Company common stock	0.47	0.47	0.47
Weighted-average expected option life (years)	6.0	6.0	6.1
Weighted-average grant-date fair value	$27.72	$26.24	$14.97

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the number and weighted-average grant-date fair value:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Non-vested at December 31, 2006	439,008	$11.60
Granted during 2007	184,750	$26.24
Vested during 2007	254,665	$12.18
Forfeited during 2007	4,750	$24.45
Non-vested at December 31, 2007	364,343	$18.46
Granted during 2008	168,175	$27.72
Vested during 2008	228,277	$16.10
Forfeited during 2008	9,252	$25.62
Non-vested at December 31, 2008	294,989	$26.03

The fair value of options that vested during 2008, 2007 and 2006 was $3.7 million, $3.1 million and $3.6 million respectively. The intrinsic value of options exercised during 2008, 2007 and 2006 was $0.4 million, $6.4 million and $8.2 million respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

A summary of the Company’s stock option activity for 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	755,682	$34.88
Granted	168,175	57.66
Exercised	(21,684)	40.12
Expired unexercised	(2,332)	46.36
Forfeited	(9,252)	51.40

Outstanding at December 31, 2008	890,589	$38.86	7.17	$216
Vested or expected to vest at December 31, 2008	870,246	$38.51	7.14	$216
Exercisable at December 31, 2008	595,601	$32.05	6.46	$209

Restricted Stock — Performance-Based Awards
During 2008, 2007 and 2006, the Company awarded 60,200, 86,854 and 99,520 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant. The shares awarded during 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2010. Of the 86,854 shares awarded during 2007, 80,600 shares will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target during any one of the years in the three-year period ending December 31, 2009. The target for the 6,254 shares was not met for the year ended December 31, 2007 or 2008.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The performance period for the shares awarded during 2006 ended on December 31, 2008. The shares will vest upon the determination by the Compensation Committee that the performance targets relating to the shares were satisfied and that the shares were earned. There are 83,770 shares expected to be issued in the first quarter of 2009.

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

A summary of the Company’s performance-based restricted stock awards for 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2008	171,064	$35.46
Granted	60,200	56.62
Vested	—	—
Forfeited	(4,450)	37.76

Non-vested at December 31, 2008	226,814	$41.03
Expected to vest as of December 31, 2008	167,559

Restricted Stock — Time-Based Awards
During 2008, 2007 and 2006, the Company awarded 17,675, 24,360 and 23,300 shares, respectively, of time-based restricted stock that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. The value of the restricted stock awarded in 2008, 2007 and 2006, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $1.0 million, $1.2 million and $0.7 million, respectively. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of the Company’s time-based restricted stock awards for 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2008	209,504	$28.25
Granted	17,675	$57.08
Vested	(166,194)	$24.89
Forfeitures	(750)	$54.62

Non-vested at December 31, 2008	60,235	$45.63
Expected to vest as of December 31, 2008	58,507	$45.45

Note 16 —	Commitments and Contingencies
The Company’s joint venture in the DRC received a letter dated February 11, 2008 from the Ministry of Mines of the DRC. The letter contained the results of an inter-ministerial review of the joint venture’s contracts, which was undertaken as part of a broader examination of mining contracts in the DRC to determine whether any such contracts needed to be revisited and whether any adjustments were recommended to be made. The joint venture has been engaged in ongoing communications with the DRC government, the most recent of which occurred on January 24, 2009, indicating the review was complete. While the Company awaits the receipt of the final documentation related to the completion of the review, the Company continues to believe, based on current facts and conditions, that any potential adjustments are not reasonably likely to have a material adverse affect on its financial condition, results of operations or cash flows.

During 2007, the Company entered into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of cobalt in the form of crude cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s electronic chemicals business. In addition, the Company entered into two-year agency and distribution agreements for nickel salts, which expire in March 2009.

During 2007, the Company became aware of two contingent liabilities related to the Company’s former PMG operations in Brazil. The contingencies, which remain the responsibility of the Company to the extent the matters relate to the period from 2001-2003 during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that they are reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at December 31, 2008, would be up to $20.0 million and would be recorded in discontinued operations.

The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company has estimated the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. The Company’s expense related to environmental remediation was $0.4 million in 2008, $4.9 million in 2007, and $4.2 million in 2006. At December 31, 2008 and 2007, the Company has recorded

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

environmental liabilities of $3.4 million and $4.9 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. The Company has recorded $2.2 million in Other current liabilities and $1.2 million in Other non-current liabilities as of December 31, 2008.

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

Note 17 — Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $7.8 million in 2008, $5.2 million in 2007 and $4.3 million in 2006.

Future minimum payments under noncancellable operating leases at December 31, 2008 are as follows for the year ending December 31:

2009	$6,635
2010	5,972
2011	3,584
2012	3,192
2013	1,694
2014 and thereafter	8,586

Total minimum lease payments	$29,663

Note 18 —	Reportable Segments and Geographic Information
To better align its transformation and growth strategy, which includes the two strategic acquisitions completed in 2007, the Company, effective January 1, 2008, reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The corresponding information for 2007 and 2006 has been reclassified to conform to the current year reportable segment presentation.

The accounting policies of the segments are the same as those described in Note 1. Intersegment transactions are generally recognized based on current market prices. Intersegment transactions are eliminated in consolidation.

The Advanced Materials segment consists of Inorganics, the DRC smelter joint venture and metal resale. The powders and specialty chemicals that the Advanced Materials segment produces are used in a variety of industries, including rechargeable battery, construction equipment and cutting tools, catalyst, and ceramics and pigments. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals and Photomasks. Electronic Chemicals develops and manufactures products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets. Advanced Organics develops and manufactures products for the tire, coating and inks, additives and chemical markets. UPC develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics and microelectronics industries under the Compugraphics brand name.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table reflects the 2008, 2007 and 2006 sales within Specialty Chemicals:

	2008	2007	2006

Net Sales
Electronic chemicals	$167,335	$109,276	$86,494
Advanced organics	258,441	194,621	151,114
Ultra pure chemicals	82,068	—	—
Photomasks	39,366	—	—
Eliminations	(535)	—	—

	$546,675	$303,897	$237,608

Sales to one customer in the Advanced Materials segment represented approximately 22%, 23% and 19% of consolidated net sales in 2008, 2007 and 2006, respectively. In addition, sales to another customer in the Advanced Materials segment were approximately 11% of consolidated net sales in 2006. There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Finland and Russia, as well as increased demand in developing countries may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country.

While its primary manufacturing site is in Finland, the Company also has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 26% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.

As a result of the sale of the Nickel business on March 1, 2007, the Company’s Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-K, reflect the Company’s former Nickel segment as a discontinued operation for all periods presented. The Nickel business consisted of the Harjavalta, Finland nickel refinery; the Cawse, Australia nickel mine and intermediate refining facility; a 20% equity interest in MPI Nickel Pty. Ltd.; and an 11% ownership interest in Talvivaara Mining Company, Ltd.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table reflects the results of the Company’s reportable segments:

	2008	2007	2006

Business Segment Information
Net Sales
Advanced Materials	$1,192,423	$721,874	$428,635
Specialty Chemicals	546,675	303,897	237,608
Intersegment items	(2,249)	(4,270)	(6,139)

	$1,736,849	$1,021,501	$660,104

Operating profit
Advanced Materials	$203,545	$212,609	$89,075
Specialty Chemicals	11,168	18,176	27,689
Corporate(a)	(37,540)	(35,807)	(40,090)
Intersegment items	449	1,257	(1,415)

	177,622	196,235	75,259

Interest expense	(1,597)	(7,820)	(38,659)
Interest income	1,920	23,922	8,566
Loss on redemption of Notes	—	(21,733)	—
Foreign exchange gain (loss)	(3,744)	8,100	3,661
Gain on sale of investment	—	—	12,223
Other expense, net	(1,913)	(449)	(582)

	(5,334)	2,020	(14,791)

Income from continuing operations before income taxes, minority partners’ share of income and cumulative effect of change in accounting principle	$172,288	$198,255	$60,468

Expenditures for property, plant & equipment
Advanced Materials	$21,783	$15,336	$10,154
Specialty Chemicals	8,929	4,021	4,393

	$30,712	$19,357	$14,547

Depreciation and amortization
Advanced Materials	$26,331	$26,043	$25,006
Specialty Chemicals	28,727	6,290	5,861
Corporate	1,058	896	974

	$56,116	$33,229	$31,841

Total assets
Advanced Materials	$746,347	$756,938
Specialty Chemicals	579,185	679,691
Corporate	108,895	32,581

	$1,434,427	$1,469,210

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Corporate is comprised of general and administrative expenses not allocated to the Advanced Materials or Specialty Chemicals segments.

		Long-Lived
	Net Sales(b)	Assets(c)

Geographic Region Information
2008
Finland	$581,260	$85,904
United States	280,275	40,762
Japan	536,620	102
Other	338,694	55,731
Democratic Republic of Congo	—	62,703

	$1,736,849	$245,202

2007
Finland	$373,148	$76,491
United States	178,894	48,461
Japan	313,195	80
Other	156,264	89,310
Democratic Republic of Congo	—	74,492

	$1,021,501	$288,834

2006
Finland	$209,603
United States	147,395
Japan	189,493
Other	113,613
Democratic Republic of Congo	—

	$660,104

(a)	In 2006, the Corporate loss includes a $3.2 million charge related to the settlement of litigation with the Company’s former CEO.

(b)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.

(c)	Long-lived assets consists of property, plant and equipment, net.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 19 —	Quarterly Results of Operations (Unaudited)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$480,795	$510,825	$448,630	$296,599	$1,736,849
Gross profit	$136,666	$126,023	$86,261	$3,598	$352,548
Income (loss) from continuing operations	$55,589	$56,594	$55,746	$(33,018)	$134,911
Income (loss) from discontinued operations, net of tax	(369)	(362)	520	303	$92

Net income (loss)	$55,220	$56,232	$56,266	$(32,715)	$135,003

Net income (loss) per common share — basic
Continuing operations	$1.85	$1.88	$1.85	$(1.09)	$4.48
Discontinued operations	(0.01)	(0.01)	0.01	0.01	—

Net income (loss)	$1.84	$1.87	$1.86	$(1.08)	$4.48

Net income (loss) per common share — assuming dilution
Continuing operations	$1.82	$1.86	$1.84	$(1.09)	$4.45
Discontinued operations	(0.01)	(0.01)	0.01	0.01	—

Net income (loss)	$1.81	$1.85	$1.85	$(1.08)	$4.45

In the third quarter of 2008, the Company completed an initial analysis of foreign tax credit positions and recorded a $25.1 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. The $25.1 million tax benefit is net of a valuation allowance of $3.5 million on deferred tax assets as to which the Company believes it is more likely than not it will be unable to realize as a result of its election to claim the foreign tax credits.

The fourth quarter of 2008 includes a $26.9 million adjustment to reduce the carrying value of certain inventory to market value, an additional $21.5 million tax benefit related to completion of the analysis related to the election to take foreign tax credits on prior year U.S. tax returns, and a non-cash charge of $8.8 million for the impairment of goodwill.

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
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the Company’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company’s internal control over financial reporting, which is included in this Annual Report.

Changes in Internal Controls
Management previously identified inadequate controls over the Company’s accounting for income taxes, which resulted in a material weakness with respect to the Company’s accounting for income taxes in 2007 and 2006. The Company has addressed this material weakness during 2008 by making significant improvements to the related control procedures, by the increased use of a third-party service provider to assist with the Company’s tax closing process for interim and annual financial statement preparation, by implementing a tax software package, by hiring a temporary tax resource, and by identifying an additional permanent internal tax resource (who commenced employment in February 2009). As a result of these improvements, management of the Company believes this material weakness has been remediated as of December 31, 2008.

There were no other changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the fourth quarter of 2008 that would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to directors of the Company will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the 2009 Annual Meeting of Stockholders of the Company (the “2009 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Information with respect to the Company’s audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2009 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted a Code of Conduct and Ethics that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct and Ethics, the Company’s corporate governance principles and all committee charters are posted on the “Corporate Governance” portion of the Company’s website (www.omgi.com). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Troy Dewar, Director of Investor Relations.

On July 10, 2008, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.	Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2009 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2009 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners — Beneficial Ownership” and is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2008.

			Number of securities
			remaining available for
			future issuance under
	Number of securities		equity compensation plans
	to be issued upon	Weighted-average	(excluding securities
	exercise of	exercise price of	issuable under
	outstanding options	outstanding options	outstanding options)

Equity Compensation Plans Approved by the Stockholders	801,654	$39.43	2,746,215
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—

(a)	As an inducement to join the Company, on June 13, 2005, the Chief Executive Officer was granted options to purchase 88,934 shares of common stock that are not covered by the equity compensation plans approved by the Company’s stockholders. These options have an exercise price of $33.67 per share (the market price of Company stock on the grant date was $24.89) and became exercisable on May 31, 2008. The options have an expiration date of June 13, 2015.

Item 13.	Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2009 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2009 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1) The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007

Statements of Consolidated Income for the years ended December 31, 2008, 2007 and 2006

Statements of Consolidated Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007 and 2006

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of OM Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).

3.2	Amended and Restated Bylaws of OM Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2008).

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company.‡

4.2	Revolving Credit Agreement, dated as of December 20, 2005, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 9, 2006).

4.3	First Amendment to the Revolving Credit Agreement, dated as of November 10, 2006, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on February 28, 2007).

4.4	Second Amendment to the Revolving Credit Agreement, dated as of January 31, 2007, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on February 28, 2007).

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993. ‡

*10.2	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.3	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.4	Amendment to OM Group, Inc., Benefit Restoration Plan (frozen Post-2004/Pre-2008 Terms).(incorporated by reference to Exhibit 10.4 of the Company’s Annual Report filed on Form 10-K on February 28, 2008).

10.5	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report filed on Form 10-K on February 28, 2008).

*10.6	OM Group, Inc. Bonus Program for Key Executives and Middle Management. ‡

+10.7	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

++10.8	Contract for Sale of concentrate production between OMG Kokkola Chemicals OY and Central Trading of Africa Ltd dated October 4, 2007. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on February 28, 2008).

+10.9	Long Term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.7).

+10.10	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.7).

+10.11	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.7).

*10.12	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

*10.13	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

*10.14	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.15	Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.16	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace, dated May 15, 2008 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 21, 2008).

*10.17	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.18	Employment Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated September 8, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

*10.19	Severance Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

*10.20	Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005).

*10.21	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed May 5, 2006).

*10.22	Form of Restricted Stock Agreement for Joseph M. Scaminace under the 1998 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.23	Form of Restricted Stock Agreement (time-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.24	Form of Restricted Stock Agreement (performance-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.25	Employment Agreement by and between OM Group, Inc. and Kenneth Haber dated March 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2006).

*10.26	Form of Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.27	Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.28	Reserved

*10.29	Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.30	Amended and Restated Severance Agreement dated as of November 13, 2006 between OM Group, Inc. and Valerie Gentile Sachs (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.31	Retention and Severance Agreement by and between OM Group, Inc. and Marcus P. Bak dated February 9, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 15, 2007).

10.32	Stock Purchase Agreement Among OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, OMG Finland Oy, OM Group, Inc., Norilsk Nickel (Cyprus) Limited And OJSC MMC Norilsk Nickel (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

*10.33	OM Group, Inc. 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2007).

*10.34	Form of Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.35	Form of Restricted Stock Agreement (time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.36	Form of Restricted Stock Agreement (performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.37	OM Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2008).

*10.38	Form of Amendment to Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2008).

12	Computation of Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.

++	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated September 26, 2008.

‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006
(Dollars in Millions)

	Balance			Charged		Charged
	at			to		to				Balance at
	Beginning			Costs and		Other				End of
Classifications	of Year	Acquisitions		Expenses		Accounts		Deductions		Year

2008:
Allowance for doubtful accounts	$1.5	$3.7	(6)	$4.3	(1)	$—		$(1.6	)(3)	$7.9
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	4.9	—		0.4	(2)	(0.1	)(5)	(1.8	)(4)	3.4

	$11.6	$3.7		$4.7		$(0.1)		$(3.4)		$16.5

2007:
Allowance for doubtful accounts	$1.1	$—		$0.5	(1)	$—		$(0.1	)(3)	$1.5
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	8.0	—		4.9	(2)	0.3	(5)	(8.3	)(4)	4.9

	$14.3	$—		$5.4		$0.3		$(8.4)		$11.6

2006:
Allowance for doubtful accounts	$1.4	$—		$0.5	(1)	$(0.1	)(5)	$(0.7	)(3)	$1.1
Allowance for note receivable from joint venture partner	4.2	—		1.0	(1)	—		—		5.2
Environmental reserve	8.8	—		4.2	(2)	(0.5	)(5)	(4.5	)(4)	8.0

	$14.4	$—		$5.7		$(0.6)		$(5.2)		$14.3

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Provision for environmental costs included in selling, general and administrative expenses.

(3)	Actual accounts written-off against the allowance.

(4)	Actual cash expenditures charged against the accrual.

(5)	Foreign currency translation adjustment.

(6)	Allowance for doubtful accounts related to the Rockwood acquisition were not included in the December 31, 2007 balance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

OM GROUP, INC.

By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 26, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

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