Form 10-Q
period 2009-03-31
OM GROUP INC
filed 2009-05-07
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
216-781-0083
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐   No ☑
As of April 30, 2009 there were 30,564,834 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
(In thousands, except share data)
ASSETS:
Current assets
Cash and cash equivalents	$272,372	$244,785
Accounts receivable, less allowances	105,557	130,217
Inventories	276,066	306,128
Refundable and prepaid income taxes	47,906	55,059
Other current assets	41,525	59,227

Total current assets	743,426	795,416

Property, plant and equipment, net	238,560	245,202
Goodwill	262,214	268,677
Intangible assets	84,745	84,824
Notes receivable from joint venture partner, less allowance	13,915	13,915
Other non-current assets	26,106	26,393

Total assets	$1,368,966	$1,434,427

LIABILITIES:
Current liabilities
Current portion of long-term debt	$75	$80
Accounts payable	61,530	89,470
Accrued income taxes	11,795	17,677
Accrued employee costs	19,663	31,168
Other current liabilities	20,709	21,074

Total current liabilities	113,772	159,469

Long-term debt	25,983	26,064
Deferred income taxes	28,337	26,764
Other non-current liabilities	43,868	44,052

Total liabilities	211,960	256,349

EQUITY:
OM Group, Inc. stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,407,253 shares issued in 2009 and 30,317,403 shares issued 2008	304	303
Capital in excess of par value	564,734	563,454
Retained earnings	594,088	602,365
Treasury stock (160,982 in 2009 and 136,328 shares in 2008, at cost)	(5,862)	(5,490)
Accumulated other comprehensive loss	(40,137)	(29,983)

Total OM Group, Inc. stockholders’ equity	1,113,127	1,130,649
Noncontrolling interest	43,879	47,429

Total equity	1,157,006	1,178,078

Total liabilities and equity	$1,368,966	$1,434,427

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended March 31,
(In thousands, except per share data)	2009	2008
Net sales	$191,706	$480,795
Cost of products sold	165,091	344,129

Gross profit	26,615	136,666
Selling, general and administrative expenses	34,858	42,032
Goodwill impairment, net	2,629	—

Operating profit (loss)	(10,872)	94,634
Other income (expense):
Interest expense	(296)	(360)
Interest income	297	466
Foreign exchange gain	1,081	646
Other income (expense), net	(50)	90

	1,032	842

Income (loss) from continuing operations before income tax expense	(9,840)	95,476
Income tax expense	(2,249)	(27,145)

Income (loss) from continuing operations, net of tax	(12,089)	68,331
Income (loss) from discontinued operations, net of tax	264	(369)

Consolidated net income (loss)	(11,825)	67,962
Net (income) loss attributable to the noncontrolling interest	3,548	(12,742)

Net income (loss) attributable to OM Group, Inc.	$(8,277)	$55,220

Earnings per common share — basic:
Income (loss) from continuing operations attributible to OM Group, Inc. common shareholders	$(0.28)	$1.85
Income (loss) from discontinued operations attributible to OM Group, Inc. common shareholders	0.01	(0.01)

Net income (loss) attributable to OM Group, Inc. common shareholders	$(0.27)	$1.84

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributible to OM Group, Inc. common shareholders	$(0.28)	$1.82
Income (loss) from discontinued operations attributible to OM Group, Inc. common shareholders	0.01	(0.01)

Net income (loss) attributable to OM Group, Inc. common shareholders	$(0.27)	$1.81

Weighted average shares outstanding
Basic	30,187	30,074
Assuming dilution	30,187	30,460

Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(8,541)	$55,589
Income (loss) from discontinued operations, net of tax	264	(369)

Net income (loss)	$(8,277)	$55,220

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended March 31
(In thousands)	2009	2008
Consolidated net income (loss)	$(11,825)	$67,962
Foreign currency translation adjustments	(10,623)	9,381
Reclassification of hedging activities into earnings, net of tax	(42)	159
Unrealized gain (loss) on cash flow hedges, net of tax	511	(492)

Net change in accumulated other comprehensive income (loss)	(10,154)	9,048

Comprehensive income (loss)	(21,979)	77,010
Comprehensive (income) loss attributable to noncontrolling interest	3,550	(12,744)

Comprehensive income (loss) attributable to OM Group, Inc.	$(18,429)	$64,266

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Three Months Ended March 31,
(In thousands)	2009	2008
Operating activities
Consolidated net income (loss)	$(11,825)	$67,962
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	(264)	369
Depreciation and amortization	13,290	13,365
Share-based compensation expense	1,700	2,231
Tax deficiency (excess tax benefit) from exercise/vesting of share awards	420	(23)
Foreign exchange gain	(1,081)	(646)
Q1 2009 Goodwill impairment charge	6,768	—
Q4 2008 Goodwill impairment charge adjustment	(4,139)	—
Unrealized gain on cobalt forward purchase contracts	—	(5,782)
Interest income received from consolidated joint venture partner	—	3,776
Other non-cash items	3,972	(2,753)
Changes in operating assets and liabilities
Accounts receivable	24,930	(59,656)
Inventories	30,062	(86,921)
Accounts payable	(27,939)	33,080
Other, net	712	(18,652)

Net cash provided by (used for) operating activities	36,606	(53,650)

Investing activities
Expenditures for property, plant and equipment	(5,590)	(6,725)
Proceeds from loans to consolidated joint venture partner	—	4,514
Acquisitions	—	(3,375)
Expenditures for software	(663)	(601)

Net cash used for investing activities	(6,253)	(6,187)

Financing activities
Payments of revolving line of credit and long-term debt	(20)	(23,046)
Borrowings from revolving line of credit	—	70,000
Distributions to joint venture partners	—	(14,934)
Payment related to surrendered shares	(372)	—
Proceeds from exercise of stock options	—	818
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	(420)	23

Net cash provided by (used for) financing activities	(812)	32,861

Effect of exchange rate changes on cash	(1,954)	1,679

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	27,587	(25,297)
Balance at the beginning of the period	244,785	100,187

Balance at the end of the period	$272,372	$74,890

See accompanying notes to unaudited condensed consolidated financial statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Three Months Ended March 31,
(In thousands)	2009	2008
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,181	30,061
Shares issued under share-based compensation plans	65	21

	30,246	30,082

Common Stock — Dollars
Beginning balance	$303	$301
Shares issued under share-based compensation plans	1	—

	304	301

Capital in Excess of Par Value
Beginning balance	563,454	554,933
Share-based compensation — employees	1,633	2,129
Share-based compensation — non-employee directors	67	102
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	(420)	23
Shares issued under share-based compensation plans	—	817

	564,734	558,004

Retained Earnings
Beginning balance, as originally reported	602,365	467,726
Adoption of EITF No. 06-10 in 2008	—	(193)

Beginning balance, as adjusted	602,365	467,533
Net income (loss) attributable to OM Group, Inc.	(8,277)	55,220

	594,088	522,753

Treasury Stock
Beginning balance	(5,490)	(2,239)
Reacquired shares	(372)	—

	(5,862)	(2,239)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(29,983)	7,665
Foreign currency translation	(10,623)	9,381
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of ($165) and $117 in 2009 and 2008, respectively	469	(333)

	(40,137)	16,713

Total OM Group Inc. Stockholders’ Equity	1,113,127	1,095,532

Noncontrolling interest
Beginning balance	47,429	52,314
Net income (loss) attributable to the noncontrolling interest	(3,548)	12,742
Distributions to joint venture partners	—	(14,934)
Foreign currency translation	(2)	2

	43,879	50,124

Total Equity	$1,157,006	$1,145,656

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
The consolidated financial statements include the accounts of OMG and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a joint venture (“GTL”) that has a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has a controlling interest in the joint venture. Noncontrolling interest is recorded for the remaining 45% interest.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2009 and the results of its operations, its comprehensive income, its cash flows and changes in stockholders’ equity for the three months ended March 31, 2009 and 2008, have been included. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2 — Recently Issued Accounting Standards
Accounting Standards adopted in 2009:
SFAS No. 157: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. SFAS No. 157 only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R “Share Based Payment”). As of January 1, 2008, in accordance with FSP 157-2, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities that are measured at fair value within the financial statements. As of January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples of nonfinancial assets include goodwill, intangibles, and other long-lived assets. The adoption did not have a material impact on the Company’s results of operations or financial position but did change the disclosures related to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. See Note 6.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS No. 160 on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the financial statement presentation related to noncontrolling (minority) interests. The financial statement presentation requirement has been applied retrospectively for all periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation under SFAS No. 160. The adoption resulted in a $47.4 million reclassification of noncontrolling minority interests from long-term liabilities to equity on the December 31, 2008 Unaudited Condensed Consolidated Balance Sheet.
SFAS No. 141R: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R requires restructuring and acquisition-related costs to be recognized separately from the acquisition and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted SFAS No. 141R on January 1, 2009. SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
SFAS No. 161: On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how: (i) an entity uses derivative instruments, (ii) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to derivative instruments held by the Company. See Note 5.
FSP No. 142-3: In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. The Company adopted FSP No. 142-3 on January 1, 2009. The Company will apply SFAS No. 142-3 prospectively to intangible assets acquired after January 1, 2009. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
EITF No. 08-6: In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 addresses a number of matters associated with the impact that SFAS No. 141R, “Business Combinations”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, might have on the accounting for equity method investments. EITF No. 08-6 provides guidance on how an equity method investment should initially be measured, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated, as well as other issues. The Company will apply EITF No. 08-6 prospectively. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
FSP EITF No. 03-6-1: In June 2008, the FASB ratified FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which clarifies EITF No. 03-6, “Participating Securities and the Two-Class Method Under FAS No. 128.” FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” Under EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The Company adopted EITF 03-6-1 on January 1, 2009. Share-based payment awards granted by the Company do not contain nonforfeitable rights to dividends, therefore the adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
FSP FAS No. 141(R)-1: In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP FAS No. 141(R)-1 requires an acquirer to recognize assets acquired and liabilities assumed in a business combination that arise from contingencies at fair value, if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS No. 141(R)-1 will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
Accounting Standards Not Yet Adopted
FSP FAS No. 132(R)-1: In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement

Benefits,” effective for fiscal years ending after December 15, 2009. The Company will adopt FSP FAS No. 132(R)-1 in the fourth quarter of 2009. FSP FAS No. 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its pension or other postretirement benefit plan assets. The adoption of FSP FAS No. 132(R)-1 will change the disclosures related to pension assets but is not expected to have a material effect on the Company’s consolidated financial statements.
FSP FAS No. 107-1 and APB No. 28-1: In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” amending FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” effective for interim reporting periods ending after June 15, 2009. The Company will adopt FSP FAS No. 107-1 and APB No. 28-1 in the second quarter of 2009. FSP FAS No. 107-1 and APB No. 28-1 requires disclosure about the fair value of financial instruments in interim periods. The adoption of FSP FAS No. 107-1 and APB No. 28-1 will change the disclosures related to financial instruments but is not expected to have a material effect on the Company’s consolidated financial statements.
Note 3 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Raw materials and supplies	$162,683	$168,060
Work-in-process	13,627	14,797
Finished goods	99,756	123,271

	$276,066	$306,128

The December 31, 2008 amount includes the effect of a $27.7 million charge to reduce the carrying value of certain inventories to market value, which was lower than cost at December 31, 2008, due primarily to the declining price of cobalt in the second half of 2008. Reductions in carrying value at December 31 are deemed to establish a new cost basis. Inventory is not written up if estimates of market value subsequently improve. The March 31, 2009 balance includes the effect of a $6.6 million charge to reduce the carrying value of certain inventories to market value, which was lower than cost at March 31, 2009, due primarily to a reduction in selling prices of certain products in the first quarter of 2009.
Note 4 — Goodwill
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, SFAS No. 142 requires a second step to determine the implied fair value of goodwill of the reporting unit, and to compare it to the carrying value of the goodwill of the reporting unit. This second step includes valuing all of the tangible and intangible assets and liabilities of the reporting unit as if it had been acquired in a business combination.
Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks.
To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The Company selected the DCF model as it believes it is comparable to what would be used by market participants to estimate its fair value. The impairment test incorporates the Company’s estimates of future cash flows; allocations of certain assets, liabilities and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans. Due to the general downturn in the economy and resulting increased uncertainty in forecasted future cash flows, the Company increased the Company-specific risk factor component in the WACC calculation in the March 31, 2009 and December 31, 2008 impairment tests.

The Company conducts its annual goodwill impairment test as of October 1. The results of the testing as of October 1, 2008 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. However, during the fourth quarter of 2008, indicators of potential impairment caused the Company to conduct an additional impairment test as of December 31, 2008. Those indicators included the fact that the Company’s stock has been trading below net book value per share since the end of the second quarter of 2008, the incurrence of operating losses in the fourth quarter of 2008 and revisions made to the 2009 plan, and significant deterioration in the capital markets in the fourth quarter of 2008 that resulted in an increase to the respective WACC calculations.
The results of the testing as of December 31, 2008 confirmed the carrying value of the UPC reporting unit exceeded its fair value. As such, the Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the fourth quarter of 2008, the Company recorded an estimated goodwill impairment charge of $8.8 million (of a total of $32.8 million of goodwill related to the UPC reporting unit). The Company finalized the step-two analysis during the first quarter of 2009 and concluded the goodwill impairment charge for UPC was $4.7 million; therefore, the Company recorded a $4.1 million adjustment in the first quarter of 2009 to reverse a portion of the 2008 charge.
During the first quarter of 2009 additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included the incurrence of operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis and concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its fair value. As such, the Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the first quarter of 2009, the Company recorded an estimated goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit. Any adjustments to the $6.8 million estimate will be recorded upon finalization of step two of the impairment analysis, which the Company expects to complete in the second quarter of 2009.
The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the first quarter of 2009 to calculate the fair value of its Advanced Organics reporting unit. The estimates and judgments that most significantly affect the fair value calculation are operating cash flow assumptions and the WACC used in the DCF model.
The change in the carrying amount of goodwill by segment is as follows:

	Advanced	Specialty
	Materials	Chemicals	Consolidated
Balance at December 31, 2008	$103,326	$165,351	$268,677
Foreign currency translation adjustments	—	(3,834)	(3,834)
Q4 2008 goodwill impairment charge adjustment	—	4,139	4,139
Q1 2009 goodwill impairment charge	—	(6,768)	(6,768)

Balance at March 31, 2009	$103,326	$158,888	$262,214

Note 5 — Derivative Instruments
The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected on the balance sheet at fair value and recorded in other current assets and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting. Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared.
For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is initially recognized in Accumulated other comprehensive income (loss) (“AOCI(L)”) in stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in AOCI(L) as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings. The Company does not enter into net investment hedges.
Commodity Price Risk
The Company enters into derivative instruments and hedging activities to manage commodity price risk. The Company, from time to time, employs derivative instruments in connection with certain purchases and sales of inventory in order to establish a fixed margin and mitigate the risk of price volatility. Some customers request fixed pricing and the Company may use a derivative to mitigate price risk. The Company makes or receives payments based on the difference between a fixed price (as specified in each individual contract) and the market price of the commodity being hedged. These payments will offset the change in prices of the underlying sales or purchases and effectively fix the price of the hedged commodity at the contracted rate for the contracted volume. While this hedging may limit the Company’s ability to participate in gains from favorable commodity price fluctuations, it eliminates the risk of loss from adverse commodity price fluctuations.
Derivative instruments employed by the Company to manage commodity price risk include cash flow and fair value hedges as well as some contracts that are not designated as accounting hedges.
Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. The Company had no cash flow hedges at March 31, 2009 or December 31, 2008.
Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. At December 31, 2008, the notional quantity of open contracts designated as fair value hedges under SFAS No. 133 was 0.3 million pounds. The Company had no fair value hedges at March 31, 2009.
Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula that included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under SFAS No. 133. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company had no forward contracts at March 31, 2009 or December 31, 2008.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled $13.3 million at March 31, 2009. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. The outstanding contracts as of March 31, 2009 had maturities ranging up to 11 months. As of March 31, 2009, AOCI(L) includes a cumulative gain of $0.5 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months.
The following table summarizes the fair value of derivative instruments designated as hedging instruments under SFAS No. 133 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
	March 31, 2009		December 31, 2008
	Balance sheet
	location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current assets	$634	n/a	$—
Commodity contracts	n/a	—	Other current assets	143

Total		$634		$143

	Derivative liabilities
	March 31, 2009		December 31, 2008
	Balance sheet
	location	Fair value	Balance sheet location	Fair value
Commodity contracts	n/a	—	Other current liabilities	200

Total		$—		$200

The following table summarizes the effect of derivative instruments for the three months ended March 31 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

Derivatives in SFAS No. 133 Fair Value Hedging Relationships

	Location of Gain (Loss)	Amount of Gain (Loss) on Derivative
	on Derivative	Recognized in Income
	Recognized in Income	March 31, 2009	March 31, 2008
Commodity contracts	Cost of products sold	$227	$48

	Hedged Items in SFAS	Location of Gain (Loss)	Amount of Gain (Loss) on Related
	No. 133 Fair Value	on Related Hedged Item	Hedged Item Recognized in Income
	Relationships	Recognized in Income	March 31, 2009	March 31, 2008
Commodity contracts	Firm commitment	Cost of products sold	$(227)	$(48)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

	Amount of Gain (Loss) on Derivative
	Recognized in AOCI(L) (Effective Portion)
	March 31, 2009	March 31, 2008
Euro forward contracts	$511	$—
Commodity contracts	—	(492)

Total	$511	$(492)

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified
	Reclassified from	from AOCI(L) into Income (Effective
	AOCI(L) into Income	Portion)
	(Effective Portion)	March 31, 2009	March 31, 2008
Euro forward contracts	Cost of products sold	$42	$—
Commodity contracts	Net sales	—	(159)

Total		$42	$(159)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized on
	on Derivative	Derivative in Income (Ineffective
	Recognized in Income	Portion) *
	(Ineffective Portion)	March 31, 2009	March 31, 2008
Euro forward contracts	n/a	$—	$—
Commodity contracts	n/a	—	—

Total		$—	$—

*	Hedge ineffectiveness is de minimus

Derivatives Not Designated as Hedging Instruments under SFAS No. 133

	Location of Gain	Amount of Gain Recognized in Income on
	Recognized in Income	Derivative
	on Derivative	March 31, 2009	March 31, 2008
Commodity contracts	Cost of products sold	$—	$5,806

Total		$—	$5,806

Note 6 — Fair Value Disclosures
The following table shows the Company’s assets accounted for at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	March 31, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Foreign currency forward contracts	$634	$—	$634	$—

Total	$634	$—	$634	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency volatility and therefore they are classified within Level 2 of the valuation hierarchy.
Cobalt forward purchase contracts are classified as Level 3, as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available. The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 inputs for the period of December 31, 2008 to March 31, 2009:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
Derivatives
December 31, 2008	$(57)
Total realized or unrealized gains (losses):
Included in earnings	227
Included in other comprehensive income	—
Purchases, issuances, and settlements	(170)
Transfers in and/or out of Level 3	—

March 31, 2009	$—

In accordance with the provisions of SFAS No. 142, goodwill related to the UPC reporting unit was written down to its implied fair value of $28.4 million after completing step two in the first quarter of 2009. The resulting $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million taken in the fourth quarter of 2008 was included in earnings for the three months ended March 31, 2009. Goodwill allocated to the Advanced Organics reporting unit with a carrying amount of $6.8 million was written down to its implied fair value of $0, resulting in an impairment charge of $6.8 million, which was included in earnings for the three months ended March 31, 2009. The fair value measurement of the reporting unit under the step-one analysis and the preliminary step-two analysis in their entirety are classified as Level 3 inputs.
Note 7 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
The Company’s interim income tax provisions are based on the application of an estimated annual effective income tax rate applied to year-to-date income (loss) from continuing operations before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of the Company’s projected annual earnings (including specific subsidiaries projected to have pretax income and pretax losses), taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended March 31,
	2009	2008
United States	$(15,017)	$577
Outside the United States	5,177	94,899

	$(9,840)	$95,476

The Company’s effective income tax rates are as follows:

	Three Months Ended March 31,
	2009	2008
Effective income tax rate	-22.9%	28.4%
In the first quarter of 2009, the Company recorded discrete tax expense items totaling $4.7 million. Of this amount, $5.9 million related to GTL in the DRC. These GTL items included expense of $3.4 million related to a return-to-provision adjustment made in connection with filing the 2008 GTL tax return in the DRC; errors in the 2008 tax provision for GTL totaling $1.9 million; and a tax penalty of $0.6 million. The Company does not believe that these prior period errors are material to its 2008 financial statements. The errors occurred primarily as a result of a miscalculation of foreign exchange gains and losses associated with translating US Dollar-denominated assets and liabilities into Congolese Francs as required for statutory tax reporting in the DRC. This miscalculation resulted in an understatement of income tax expense in 2008 of $1.9 million, which impacted the Company’s 55% share of GTL’s 2008 income by $1.0 million. The Company corrected the error in the first quarter of 2009 with a charge to income tax expense, resulting in a reduction of net income attributable to OM Group, Inc. common shareholders for the three months ended March 31, 2009 of $1.0 million.
The Company had $7.1 million and $6.4 million of uncertain tax positions at March 31, 2009 and December 31, 2008, respectively, that are included as a component of other non-current liabilities. In the first quarter of 2009, the Company reversed a $1.2 million liability in France, and recorded an uncertain tax position associated with a claim for a refund related to foreign exchange losses in the DRC. If recognized, all uncertain tax positions would affect the effective income tax rate.
The effect of these discrete items for the three months ended March 31, 2009 is shown in the following table:

		Amount
	Included in	Attributable to	Amount
	Consolidated	OM Group, Inc.	Attributable to
	Income Tax	Common	Noncontrolling
	Expense	Shareholders	Interest
Discrete tax items related to GTL	$5,934	$3,264	$2,670
Reversal of liability for uncertain tax positions decided in the Company’s favor	(1,233)	(1,233)	—

Total	$4,701	$2,031	$2,670

Without these discrete items, the effective tax rate for the three months ended March 31, 2009 would have been 24.9%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland). This factor was partially offset by losses in certain jurisdictions with no corresponding tax benefit, and taxes related to the planned repatriation of foreign earnings in 2009. The effective income tax rate for the three months ended March 31, 2008 is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia ($1.9 million impact in first quarter 2008). In the three months ended March 31, 2008, these factors were partially offset by tax expense related to foreign earnings repatriation during 2008.
Note 8 — Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations attributable to OM Group, Inc. common shareholders:

	Three Months Ended
	March 31, 2009
(in thousands, except per share amounts)	2009	2008
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(8,541)	$55,589

Weighted average shares outstanding — basic	30,187	30,074
Dilutive effect of stock options and restricted stock	—	386

Weighted average shares outstanding — assuming dilution	30,187	30,460

Earning per common share:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — basic	$(0.28)	$1.85

Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — assuming dilution	$(0.28)	$1.82

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common shareholders:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
Net income (loss) attributable to OM Group, Inc. common shareholders	$(8,277)	$55,220

Weighted average shares outstanding — basic	30,187	30,074
Dilutive effect of stock options and restricted stock	—	386

Weighted average shares outstanding — assuming dilution	30,187	30,460

Earning per common share:
Net income (loss) attributable to OM Group, Inc. common shareholders — basic	$(0.27)	$1.84

Net income (loss) attributable to OM Group, Inc. common shareholders — assuming dilution	$(0.27)	$1.81

As the Company had a loss from continuing operations for the three months ended March 31, 2009, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all stock options and restricted stock were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net loss per common share assuming dilution for the three months ended March 31, 2009.
For the three months ended March 31, 2008, 44,702 stock options were not included in the computation of income from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net income per common share assuming dilution because such stock options had an exercise price in excess of the average market price of the Company’s common stock during the first quarter of 2008 and therefore the effect would be antidilutive.
Note 9 — Commitments and Contingencies

The Company’s joint venture in the DRC received a letter dated February 11, 2008 from the Ministry of Mines of the DRC. The letter contained the results of an inter-ministerial review of the joint venture’s contracts, which was undertaken as part of a broader examination of mining contracts in the DRC to determine whether any such contracts needed to be revisited and whether any adjustments were recommended to be made. On January 24, 2009, the joint venture received a letter from the Prime Minister of the DRC advising that the contract review had been completed and that no changes were recommended to the joint venture’s contracts.
The Company has contingent liabilities related to the former PMG operations in Brazil. The contingencies, which remain the responsibility of the Company to the extent the matters relate to the 2001-2003 period during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that it is reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at March 31, 2009, would be up to $19.6 million and would be recorded in discontinued operations.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2009 and December 31, 2008, the Company has recorded environmental liabilities of $2.9 million and $3.4 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France.
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
Note 10 — Share-Based Compensation
Under the 2007 Incentive Compensation Plan (the “2007 Plan”), the Company may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all, or part of, their annual compensation for serving as directors, as may be determined by the board of directors. The total number of shares of common stock available for awards under the 2007 Plan (including any annual stock issuances made to non-employee directors) is 3,000,000. The 2007 Plan provides that no more than 1,500,000 shares of common stock may be the subject of awards that are not stock options or stock appreciation rights. In addition, no more than 250,000 shares of common stock may be awarded to any one person in any calendar year, whether in the form of stock options, restricted stock or another form of award. The 2007 Plan provides that all options granted must have an exercise price of not less than the per share fair market value on the date of grant and must have a term of no more than ten years.
The Unaudited Condensed Statements of Consolidated Operations include share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses of $1.7 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was $8.0 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $4.3 million in the remaining nine months of 2009, $2.6 million in 2010, $1.0 million in 2011 and $0.1 million in 2012. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 3,240 and 1,778 shares to non-employee directors during the three months ended March 31, 2009 and 2008, respectively.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, and upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 188,003 and 163,675 shares of common stock during the first three months of 2009 and 2008, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s chief executive officer in connection with payment of his 2008 high-performance bonus.
The fair value of options granted during the first three months of 2009 and 2008 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2009	2008
Risk-free interest rate	2.1%	2.6%
Dividend yield	—	—
Volatility factor of Company common stock	0.59	0.47
Weighted-average expected option life (years)	6.0	6.0
Weighted-average grant-date fair value	$11.23	$28.09
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
The following table sets forth the number and weighted-average grant-date fair value:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at December 31, 2008	294,989	$26.03
Granted during the first three months of 2009	188,003	$11.23
Granted during the first three months of 2008	163,675	$28.09
Vested during the first three months of 2009	116,681	$25.80
Vested during the first three months of 2008	70,450	$30.92
Forfeited during the first three months of 2009	2,616	$20.74
Forfeited during the first three months of 2008	—	$—
Non-vested at March 31, 2009	363,695	$18.49
Non-vested at March 31, 2008	457,568	$20.67
No options were exercised in the first three months of 2009. The Company received cash payments of $0.8 million during the three months ended March 31, 2008 in connection with the exercise of stock options. The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The total intrinsic value of options exercised was $0.4 million during the first three months of 2008. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
A summary of the Company’s stock option activity for the first three months of 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2009	890,589	$38.86
Granted	188,003	$20.12
Exercised	—	$—
Expired unexercised	(667)	$51.16
Forfeited	(2,616)	$41.00

Outstanding at March 31, 2009	1,075,309	$35.57	7.43	$62
Vested or expected to vest at March 31, 2009	1,045,107	$35.41	7.38	$62
Exercisable at March 31, 2009	711,614	$35.26	6.58	$57
Restricted Stock — Performance-Based Awards
During the first three months of 2009 and 2008, the Company awarded 87,250 and 57,550 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during the first three months of 2009 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets over a three-year performance period ending December 31, 2011. The shares awarded during 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2010. In addition, 86,854 shares were awarded during 2007, and 80,600 of those shares will vest upon the satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target during any one of the years in the three-year period ending December 31, 2009.
The value of the performance-based restricted stock awards was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite service period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested at the target level. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.
A summary of the Company’s performance-based restricted stock awards for the first three months of 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2009	226,814	$41.03
Granted	87,250	$18.87
Vested	(86,610)	$28.61

Non-vested at March 31, 2009	227,454	$37.26

Expected to vest at March 31, 2009	75,589
The performance period for the shares of restricted stock awarded during 2006 ended on December 31, 2008. During the first quarter of 2009, a total of 86,610 shares vested upon the determination by the Compensation Committee that the performance targets relating to the shares were satisfied and that the shares were earned at the maximum (100%) level. Upon vesting, employees surrendered 24,654 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
Restricted Stock Units — Performance-Based Awards
During the first three months of 2009, the Company awarded 22,480 performance-based restricted stock units to employees outside the U.S. that vest subject to the Company’s financial performance for the three-year performance period ending December 31, 2011. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with SFAS No. 123(R). Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2009 performance-based restricted stock awards described above.
The Company recognizes expense related to performance-based restricted stock units ratably over the requisite service period based upon the number of units that are anticipated to vest. The number of units anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested at the target level. In the event of death or disability, a pro rata number of units shall remain eligible for vesting at the end of the performance period.
A summary of the Company’s performance-based restricted stock unit awards for the first three months of 2009 is as follows:

Units
Non-vested at January 1, 2009	—
Granted	22,480
Forfeited	(300)

Non-vested at March 31, 2009	22,180

Expected to vest at March 31, 2009	—
Restricted Stock — Time-Based Awards
During the first three months of 2009 and 2008, the Company awarded 24,850 and 16,675 shares of time-based restricted stock that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. In addition, the Company awarded 4,127 shares of restricted stock with a vesting period of one year to its chief executive officer in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $0.6 million for the 2009 awards and $1.0 million for the 2008 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock awards for the first three months of 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	60,235	$45.63
Granted	28,977	$20.12

Nonvested at March 31, 2009	89,212	$37.34

Expected to vest at March 31, 2009	85,934
Restricted Stock Units — Time-Based Awards
During the first three months of 2009, the Company awarded 4,400 time-based restricted stock units to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with SFAS No. 123(R). Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock unit awards for the first three months of 2009 is as follows:

Units
Nonvested at January 1, 2009	—
Granted	4,400
Forfeited	(100)

Nonvested at March 31, 2009	4,300

Expected to vest at March 31, 2009	3,965
Note 11 — Reportable Segments
The Company is organized into two segments: Advanced Materials and Specialty Chemicals. Intersegment transactions are generally recognized based on current market prices. Intersegment transactions are eliminated in consolidation.
The Advanced Materials segment consists of Inorganics, the DRC smelter joint venture and metal resale. The products that the Advanced Materials segment produces are used in a variety of industries, including rechargeable battery, construction equipment and cutting tools, catalyst, and ceramics and pigments. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals and Photomasks. Electronic Chemicals develops and manufactures products for the electronic packaging, memory disk, general metal finishing and printed circuit board finishing markets. Advanced Organics develops and manufactures products for the tire, coating and inks, additives and chemical markets. UPC develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics and microelectronics industries under the Compugraphics brand name.
Corporate is comprised of general and administrative expenses not allocated to the Advanced Materials or Specialty Chemicals segments.

While its primary manufacturing site is in Finland, the Company also has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 23% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.
The following table reflects the results of the Company’s reportable segments:

	Three Months Ended March 31,
	2009	2008
Business Segment Information
Net Sales
Advanced Materials	$108,944	$332,385
Specialty Chemicals	83,009	149,114
Intersegment items	(247)	(704)

	$191,706	$480,795

Operating profit (loss)
Advanced Materials	$6,398	$95,319
Specialty Chemicals	(7,978)	8,454
Corporate	(9,292)	(9,439)
Intersegment items	—	300

	$(10,872)	$94,634

Interest expense	$(296)	$(360)
Interest income	297	466
Foreign exchange gain	1,081	646
Other income (expense), net	(50)	90

	$1,032	$842

Income (loss) from continuing operations before income tax expense	$(9,840)	$95,476

Expenditures for property, plant & equipment
Advanced Materials	$3,493	$4,879
Specialty Chemicals	2,097	1,846

	$5,590	$6,725

Depreciation and amortization
Advanced Materials	$6,746	$6,389
Specialty Chemicals	6,323	6,716
Corporate	221	260

	$13,290	$13,365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
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
The Company is organized into two segments: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of Inorganics, a smelter joint venture (“GTL”) in the Democratic Republic of Congo (the “DRC”) and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks.
The Advanced Materials segment manufactures inorganics products using unrefined cobalt and other metals and serves the battery, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of customers’ products. These products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles, and also strengthen and add durability to diamond and machine cutting tools and drilling equipment use in construction, oil and gas drilling, and quarrying. The GTL smelter is a primary source for cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a 55% controlling interest in the joint venture.
The Specialty Chemicals segment consists of the following:
Electronic Chemicals: Electronic Chemicals develops and manufactures products for the printed circuit board final finishing, memory disk, general metal finishing and electronic packaging and finishing industries. The printed circuit board business develops and manufactures chemicals for the printed circuit board industry, such as oxide treatments, electroplating additives, etching technology and electroless copper processes used in the manufacturing of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. Memory disk products include electroless nickel solutions and preplate chemistries for the computer and consumer electronics industries and for the manufacture of hard drive memory disks used for memory and data storage applications. Memory disk applications include computer hard drives, digital video recorders, MP3 players, digital cameras and business and enterprise servers.
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
Ultra Pure Chemicals: UPC develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. UPC also develops and manufactures a broad range of chemicals used in the manufacturing of photomasks and provides a range of analytical, logistical and development support services to the semiconductor industry. These include total chemicals management, under which the Company manages the clients’ entire electronic process chemicals operations, including coordination of logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals.
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
The Company’s business is critically connected to both the price and availability of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Cobalt raw materials include ore, concentrate, slag and scrap. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal — typically copper or nickel, and from recycled material. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers.
The GTL smelter in the DRC is a primary source for cobalt raw material feed. After smelting in the DRC, cobalt is sent to the Company’s refinery in Kokkola, Finland. The next planned maintenance shut-down of the GTL smelter is expected to occur in mid-2009 and last six to ten weeks. The timing of the shutdown is discretionary and subject to change based on operating conditions. The Company expects the shutdown to impact the timing of deliveries from GTL to Kokkola but does not expect the shutdown to impact external sales to customers. As was the case in previous shutdowns, the Company has adequate raw material inventory on-hand to meet anticipated demand. In the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk Nickel for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s Electronic Chemicals business. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials, providing the Company with a stable supply of cobalt metal through the long-term supply agreements. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s supply of cobalt is principally sourced from the DRC, Russia and Finland. Approximately 80% of the Company’s unrefined cobalt is derived from GTL and the Norilsk contracts.
The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. The Company attempts to pass through to its customers increases in raw material prices, and certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have been significant historically and the Company believes that cobalt price fluctuations are likely to continue in the future. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred at March 31, 2009 and December 31, 2008.
The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The Company’s supply of cobalt is principally sourced from the DRC, Russia and Finland. The GTL smelter is a primary source for cobalt raw material feed. After smelting in the Congo, cobalt is sent to OMG’s refinery in Kokkola, Finland. GTL shut down its smelter during 2005 for maintenance and production improvements. The next planned maintenance shut-down is expected to occur in mid-2009. The Company does not expect the shutdown to have a significant impact on its results of operations. Upon closing the transaction to sell the Company’s Nickel business to Norilsk Nickel in the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s Electronic Chemicals business. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials, providing the Company with a stable supply of cobalt metal through the long-term supply agreements. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities.
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the Company’s results of operations are subject to the variability that arises from exchange rate movements. In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
Executive Overview
The deterioration of the global economy has affected all of the Company’s businesses as the combination of weakness in end markets and customer de-stocking resulted in significantly reduced volumes, which together with lower cobalt prices adversely impacted the Company’s operating results for the three months ended March 31, 2009.
In Advanced Materials, demand for fine powders in powder metallurgy applications has weakened significantly as a result of sharply declining demand in the automotive, construction and mining sectors. The rechargeable battery market has been impacted by decreased demand for portable consumer electronics, most notably mobile phones. The chemical, ceramic and pigment markets also experienced decreased demand. The Advanced Materials segment was also negatively impacted by lower cobalt prices. The reference price of low grade cobalt listed in the trade publication, Metal Bulletin, was an average of $46.19 per pound in the first quarter of 2008. The average was $20.81 per pound in the fourth quarter of 2008 and decreased to an average of $13.37 per pound in the first quarter of 2009.

The deterioration in the global economy has also negatively impacted Specialty Chemicals. Global demand for tires, coatings and chemicals slowed significantly beginning near the end of the fourth quarter of 2008 and remained very slow throughout the first quarter. The printed circuit board, semi-conductor and electronics-related markets also have experienced decreased demand. Customers have implemented extended shut-downs, idled production lines, decreased the number of shifts or changed to shorter work weeks.
Largely as a result of reduced sales volume in both Advanced Materials and Specialty Chemicals and the impact of the lower average cobalt price, the Company recorded an operating loss of $10.9 million for the first quarter of 2009 as compared to operating profit of $94.6 million for the first quarter of 2008.
The Company continued to generate cash from operations during the first quarter of 2009, resulting in a strong cash position at March 31, 2009 to complement its low level of debt. However, the current economic environment provides very limited visibility into future product demand. As a result, the Company has taken steps to attempt to mitigate the impact of the current economic downturn, including reducing spending, eliminating 2009 discretionary salary increases, implementing headcount reductions, delaying capital projects and continuing efforts to reduce working capital. The Company is continuing to actively monitor the effects of economic conditions in case further protective actions become necessary.
Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.

	Three Months Ended March 31,
(thousands of dollars & percent of net sales)	2009		2008
Net sales	$191,706		$480,795
Cost of products sold	165,091		344,129

Gross profit	26,615	13.9%	136,666	28.4%
Selling, general and administrative expenses	34,858	18.2%	42,032	8.7%
Goodwill impairment, net	2,629		—

Operating profit (loss)	(10,872)	-5.7%	94,634	19.7%
Other income, net	1,032		842

Income (loss) from continuing operations before income tax expense	(9,840)		95,476
Income tax expense	(2,249)		(27,145)

Income (loss) from continuing operations, net of tax	(12,089)		68,331
Income (loss) from discontinued operations, net of tax	264		(369)

Consolidated net income (loss)	(11,825)		67,962
Net (income) loss attributable to the noncontrolling interest	3,548		(12,742)

Net income (loss)	$(8,277)		$55,220

The following table identifies, by segment, the components of change in net sales for the first quarter of 2009 compared with the first quarter of 2008:

2008 Net Sales	$480,795
Increase (decrease) in 2009 from:
Advanced Materials	(223,441)
Specialty Chemicals	(66,105)
Intersegment items	457

2009 Net Sales	$191,706

Net sales decreased $289.1 million, or 60%, primarily due to decreases in the cobalt reference price and decreased volume. The average cobalt reference price decreased from $46.19 in the first quarter of 2008 to $13.37 in the first quarter of 2009, which resulted in lower product selling prices ($116.2 million) and a decrease in cobalt metal resale ($52.7 million) in the Advanced Materials segment. The weak economy drove decreases in volume in both Specialty Chemicals ($54.4 million) and Advanced Materials ($39.5 million). Copper by-product sales also were lower ($14.4 million) due to the lower average copper price in the first quarter of 2009 compared with the first quarter of 2008.
Gross profit decreased to $26.6 million in the first quarter of 2009, compared with $136.7 million in the first quarter of 2008. The largest factor affecting the $110.1 million decrease in gross profit was the decrease in the average cobalt reference price from $46.19 in the first quarter of 2008 to $13.37 in the first quarter of 2009, which reduced gross profit by $56.8 million in the first quarter of 2009 compared with the first quarter of 2008. Also impacting the Advanced Materials segment gross profit was decreased volume ($19.8 million); a decrease in profit associated with copper by-product sales ($7.7 million); and a $3.3 million charge to reduce the carrying value of certain inventory to market value at March 31, 2009. The first quarter of 2008 was favorably impacted by a $5.8 million unrealized gain on cobalt forward purchase contracts. Advanced Materials was also impacted by a $2.8 million reduction in manufacturing and distribution expenses due primarily to the Company’s cost cutting initiatives that include reductions in discretionary spending; headcount reductions; and decreased employee incentive compensation. In the Specialty Chemicals segment, decreased volume reduced gross profit by $19.8 million. Specialty Chemicals was also impacted by a $4.7 million reduction in manufacturing and distribution expenses due primarily to the Company’s cost cutting initiatives that include reductions in discretionary spending; headcount reductions; and decreased employee incentive compensation, partially offset by a $3.3 million charge to reduce the carrying value of certain inventory to market value at March 31, 2009. The decrease in gross profit as a percentage of net sales (13.9% in the first quarter of 2009 versus 28.4% in the first quarter of 2008) was primarily due to the impact of a rising price environment in the first quarter of 2008 resulting in the sale of lower cost cobalt raw materials at higher selling prices compared to a lower and more stable price environment in the first quarter of 2009 and fixed expenses spread over lower sales volumes in the first quarter of 2009.
Selling, general and administrative expenses (“SG&A”) decreased to $34.9 million in the first quarter of 2009, compared with $42.0 million in the first quarter of 2008. The decline in SG&A was primarily attributable to overall reduced spending due to the Company’s cost cutting initiatives, including headcount reductions; and decreased employee incentive compensation. The increase in SG&A as a percentage of net sales (18.2% in the first quarter of 2009 versus 8.7% in the first quarter of 2008) was due to SG&A expenses being spread over lower net sales.
The following table identifies, by segment, the components of change in operating profit for the first quarter of 2009 compared with the first quarter of 2008:

(In thousands)
2008 Operating Profit	$94,634
Increase (decrease) in 2009 from:
Advanced Materials	(88,921)
Specialty Chemicals	(16,432)
Corporate	147
Intersegment items	(300)

2009 Operating (Loss)	$(10,872)

The change in operating profit (loss) for the first quarter of 2009 as compared to the first quarter of 2008 was due to the factors discussed above.
Other income, net increased to $1.0 million in the first quarter of 2009 compared with $0.8 million in the first quarter of 2008. The following table summarizes the components of Other income, net:

	Three Months Ended March 31,
(In thousands)	2009	2008
Interest expense	$(296)	$(360)
Interest income	297	466
Foreign exchange gain	1,081	646
Other income (expense), net	(50)	90

	$1,032	$842

The change in income (loss) from continuing operations before income tax expense for the first quarter of 2009 compared with the first quarter of 2008 was due to the factors discussed above, primarily the impact of the decline in the cobalt reference price and the negative impact on demand caused by the deterioration of the global economy.
Income tax expense in the first quarter of 2009 was $2.2 million on a pre-tax loss of $9.8 million, compared to income tax expense in the first quarter of 2008 of $27.1 million on pre-tax income of $95.5 million, or 28.4%. Income tax expense for the three months ended March 31, 2009 included discrete tax expense items totaling $4.7 million, including expense of $3.4 million related to a return-to-provision adjustment made in connection with filing the 2008 GTL tax return in the DRC; errors in the 2008 tax provision for GTL totaling $1.9 million; and a DRC tax penalty of $0.6 million; all partially offset by a $1.2 million reversal related to an uncertain tax position in France. Without the discrete items, the effective tax rate would have been 24.9% for the three months ended March 31, 2009. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland). This factor was partially offset by losses in certain jurisdictions with no corresponding tax benefit, and taxes related to the planned repatriation of foreign earnings in 2009. The effective income tax rate for the three months ended March 31, 2008 is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia ($1.9 million impact in first quarter 2008). In the three months ended March 31, 2008, these factors were partially offset by tax expense related to foreign earnings repatriation during 2008.
Net (income) loss attributable to the noncontrolling interest relates to the Company’s 55%-owned smelter joint venture in the DRC. Net loss attributable to the noncontrolling interest of $3.5 million in the first quarter of 2009 compared with net income attributable to the noncontrolling interest of $12.7 million in the first quarter of 2008. The change was due to the unfavorable impact of lower cobalt prices and decreased deliveries in the first quarter of 2009 compared with the first quarter of 2008, and the discrete tax charges at GTL, discussed above.
Income (loss) from continuing operations attributable to OM Group, Inc. was a loss of $8.5 million, or $0.28 per diluted share, in the first quarter of 2009, compared with income of $55.6 million, or $1.82 per diluted share, in the first quarter of 2008. The increase was due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was a loss of $8.3 million, or $0.27 per diluted share, in the first quarter of 2009, compared with $55.2 million, or $1.81 per diluted share, in the first quarter of 2008. The increase was due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended March 31,
(millions of dollars)	2009	2008
Net sales	$108.9	$332.4

Operating profit	$6.4	$95.3

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended March 31,
	2009	2008
Volumes
Sales volume — metric tons *	6,349	8,541
Cobalt refining volume — metric tons	2,134	2,376

*	Sales volume includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Batteries	63%	53%
Chemical	16%	20%
Powder Metallurgy	7%	12%
Ceramics	4%	6%
Other*	10%	9%

*	Other includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Americas	6%	10%
Asia	61%	45%
Europe	33%	45%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2009	2008
First Quarter	$13.37	$46.19
Second Quarter	n/a	$45.93
Third Quarter	n/a	$32.54
Fourth Quarter	n/a	$20.81
Full Year	n/a	$36.58
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2009	2008
First Quarter	$1.56	$3.52
Net Sales
The following table identifies the components of change in net sales for the first quarter of 2009 compared with the first quarter of 2008:

(in millions)
2008 Net Sales	$332.4
Increase (decrease) in 2009 from:
Selling price	(116.2)
Cobalt metal resale	(52.7)
Volume	(39.5)
Copper (price and volume)	(14.4)
Other	(0.7)

2009 Net Sales	$108.9

The $223.5 million decrease in net sales in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to decreased product selling prices which resulted from a decrease in the average cobalt reference price from $46.19 in the first quarter of 2008 to $13.37 in the first quarter of 2009. Cobalt metal resale was also negatively impacted by the decrease in the cobalt price. Weak worldwide economic conditions drove decreases in volume, which impacted all end markets including cobalt metal resale and copper by-product sales. Copper by-product sales were lower due to the lower average copper price in the first quarter of 2009 compared with the first quarter of 2008.
Operating Profit
The following table identifies the components of change in operating profit for the first quarter of 2009 compared with the first quarter of 2008:

(in millions)
2008 Operating Profit	$95.3
Increase (decrease) in 2009 from:
Price (including cobalt metal resale)	(56.8)
Volume (including cobalt metal resale)	(19.8)
Copper (price and volume)	(7.7)
2008 Unrealized gain on cobalt forward purchase contract	(5.8)
Foreign currency	3.6
Lower of cost or market inventory charge	(3.3)
Reductions in manufacturing and distribution expenses	2.8
Reductions in SG&A expense	1.3
Other	(3.2)

2009 Operating Profit	$6.4

The $88.9 million decrease in operating profit in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to unfavorable pricing as cobalt prices continued the decline that began in the second half of 2008. During 2008, the reference price of low grade cobalt listed in the trade publication, Metal Bulletin, rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter of 2008. During the second half of 2008, the reference price decreased from an average of $32.54 per pound in the third quarter of 2008 to an average of $20.81 per pound in the fourth quarter of 2008 and ended the year at $10.50 per pound. The average price was $13.37 per pound in the first quarter of 2009. In a rising price environment, the Company benefits through higher selling prices relative to raw material costs, both of which are dependent upon the prevailing cobalt price. Conversely, a declining price environment has the opposite effect. In periods of rapid decline, product selling prices could fall below inventory carrying costs, resulting in a lower of cost or market (“LCM”) charge to reduce the carrying value of certain inventory to market value. The first quarter of 2009 includes a $3.3 million LCM charge.
Operating profit was also impacted by decreased volume as the deterioration of the global economy has resulted in weak demand in Advanced Materials’ end markets. The decrease in profit associated with copper by-product sales was due to both unfavorable price and decreased volume. The first quarter of 2008 was favorably impacted by a $5.8 million unrealized gain on cobalt forward purchase contracts. These items were partially offset by a favorable currency impact and decreased manufacturing and distribution and SG&A expenses. The favorable currency impact was primarily the result of the weaker Euro against the U.S. Dollar in the first quarter of 2009 compared to the first quarter of 2008. Manufacturing and distribution and SG&A expenses for the first quarter of 2009 decreased compared to the first quarter of 2008 primarily due to overall reduced spending in response to the worldwide recessionary economic conditions including reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation. SG&A expense as a percentage of net sales increased to 7.9 percent in the first quarter of 2009 compared to 3.2 percent in the first quarter of 2008 due to SG&A costs being spread over lower sales.
Specialty Chemicals

	Three Months Ended March 31,
(millions of dollars)	2009	2008
Net sales	$83.0	$149.1

Operating profit (loss)	$(8.0)	$8.5

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Semiconductor	29%	22%
Coatings	19%	20%
Tire	12%	15%
PCB	18%	14%
Memory Disk	8%	13%
Chemical	9%	11%
General Metal Finishing	2%	3%
Other	3%	2%
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Americas	32%	28%
Asia	37%	38%
Europe	31%	34%
The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Volumes
Advanced Organics sales volume — metric tons	4,903	8,386
Electronic Chemicals sales volume — gallons (thousands)	1,678	3,261
Ultra Pure Chemicals sales volume — gallons (thousands)	945	1,199
Photomasks — number of masks	6,500	6,867
Net Sales
The following table identifies the components of change in net sales for the first quarter of 2009 compared with the first quarter of 2008:

(in millions)
2008 Net Sales	$149.1
Increase (decrease) in 2009 from:
Volume	(54.4)
Foreign currency	(8.0)
Selling price	(3.7)

2009 Net Sales	$83.0

The $66.1 million decrease in net sales in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to decreased volume. Volumes were down across all end markets due to weak demand and customers’ inventory de-stocking as a result of the global economic conditions. The stronger U.S. dollar and unfavorable selling prices also negatively impacted net sales.
Operating Profit
The following table identifies the components of change in operating profit (loss) for the first quarter of 2009 compared with the first quarter of 2008:

(in millions)
2008 Operating Profit	$8.5
Increase (decrease) in 2009 from:
Volume	(19.8)
Q1 2009 Goodwill impairment charge	(6.8)
Lower of cost or market inventory charge	(3.3)
Price	(1.4)
Q4 2008 Goodwill impairment charge adjustment	4.1
Reductions in manufacturing and distribution expenses	4.7
Reductions in selling, general and administrative expenses	3.2
Foreign currency	1.7
2008 Inventory step-up related to 2007 Acquisitions	1.7
2008 Distributor termination charges	0.9
Other	(1.5)

2009 Operating Loss	$(8.0)

The $16.5 million decrease in operating profit (loss) in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the decrease in sales volume that drove the decrease in net sales discussed above. The estimated goodwill impairment charge of $6.8 million was to write off all of the goodwill related to the Advanced Organics reporting unit. See Note 4. The first quarter of 2009 includes an inventory charge to reduce the carrying value of certain inventory to market value at March 31, 2009. In addition, the first quarter of 2009 was impacted by unfavorable pricing as price competition increased as a result of reduced market volume. These unfavorable items were partially offset by a $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million taken in the fourth quarter of 2008 related to the UPC reporting unit as the Company finalized its step-two analysis in the first quarter of 2009, and decreased manufacturing and distribution and SG&A expenses as a result of a reduction in discretionary spending, headcount reductions, and decreased employee incentive compensation.
Corporate Expenses
Corporate expenses consist of corporate overhead supporting both the Advanced Materials and Specialty Chemicals segments but not specifically allocated either segment, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses were $9.3 million in the first quarter of 2009 compared with $9.4 million in the first quarter of 2008. A decrease in employee incentive and share-based compensation expense in the first quarter of 2009 was offset by increased professional services fees. The decrease in employee incentive and share-based compensation was primarily due to a reduction in the bonus accrual, a reduction in the number of time-based restricted shares outstanding, and a reduction in expense related to performance-based incentive compensation as the probability of achievement/vesting decreased.
Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2009	2008	Change
Net cash provided by (used for):
Operating activities	$36,606	$(53,650)	$90,256
Investing activities	(6,253)	(6,187)	(66)
Financing activities	(812)	32,861	(33,673)
Effect of exchange rate changes on cash	(1,954)	1,679	(3,633)

Net change in cash and cash equivalents	$27,587	$(25,297)	$52,884

Net cash provided by operating activities was $36.6 million in the first three months of 2009 compared with net cash used for operations of $53.7 million in the first three months of 2008. In the first quarter of 2009, net cash provided by operations was primarily due to a decrease in cash used for working capital requirements, which reflected a decrease in inventories, accounts receivable and accounts payable due to the deterioration of the global economy and resultant weak demand in the first three months of 2009. In the first quarter of 2008, net cash used for operations was primarily due to an increase in cash used for working capital requirements, which reflected an increase in inventories, accounts receivable and accounts payable due to the significantly higher cobalt metal prices at March 31, 2008 compared with December 31, 2007.
Net cash used for investing activities was $6.3 million in the first three months of 2009 compared with net cash used for investing activities of $6.1 million in the first three months of 2008. Net cash used for investing activities in the first three months of 2008 includes proceeds of $4.5 million from loans to the Company’s consolidated joint venture partner partially offset by cash payments of $3.4 million for professional fees incurred in connection with the acquisitions completed during 2007.
Net cash used for financing activities was $0.8 million in the first three months of 2009 compared with net cash provided by financing activities of $32.9 million in the first three months of 2008. The first three months of 2009 includes a required tax withholding payment of $0.4 million made in connection with the surrender of shares of common stock by employees upon the vesting of restricted stock granted in prior years. The first three months of 2008 includes the $47.0 million net borrowings on the revolver partially offset by a $14.9 million distribution to the DRC smelter joint venture partners.
Financial Condition
Cash and cash equivalents were $272.4 million at March 31, 2009, compared to $244.8 million at December 31, 2008. The increase in cash of $27.6 million was the net impact of $36.6 million provided by operating activities, $6.3 million used for investing activities, and $0.8 million used for financing activities, offset by a $2.0 million decrease in cash due to unfavorable changes in exchange rates. Expected uses of cash include working capital needs, planned capital expenditures and future acquisitions.
Cash balances are held in numerous locations throughout the world, including substantial amounts held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Repatriation could result in additional U.S. federal and state income tax payments. Where local restrictions prevent an efficient intercompany transfer of funds, the Company’s intent is that cash balances would remain outside of the U.S. and U.S. liquidity needs would be met through cash from operations, external borrowings, or both.
Net working capital (defined as inventory plus accounts receivable less accounts payable) decreased during the three months ended March 31, 2009. At March 31, 2009, net working capital was $320.1 million, compared to $346.9 million at December 31, 2008.

Accounts receivable at March 31, 2009 was down 19 percent compared to December 31, 2008, primarily due to decreased sales. Days sales outstanding for receivables increased to 50 days compared to 48 days at December 31, 2008. Inventory was reduced at March 31, 2009 by 10 percent compared to December 31, 2008 primarily due to the impact of the lower average cobalt metal reference price. Days in inventory increased to 123 days compared to 96 days at December 31, 2008 as a result of the weak global economic conditions. Accounts payable at March 31, 2009 was down 31 percent compared to December 31, 2008 primarily due to decreased purchases related to lower sales. Days payables outstanding was 27 days at both March 31, 2009 and December 31, 2008.
Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million, subject to certain conditions and discretionary approvals of the lenders. At March 31, 2009, the Company was in compliance with such conditions but would need to obtain incremental credit commitments by new and/or existing lenders under the existing terms and conditions of the Revolver to access the accordion feature. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt to adjusted earnings ratio. As of March 31, 2009, the Company was in compliance with all of the covenants under the Revolver. Minimum net worth is defined as an amount equal to the sum of $826.1 million plus 75% of consolidated net income for each quarter ending after March 1, 2007 for which consolidated net income is positive. Minimum net worth was $1,051.0 million at March 31, 2009. Consolidated net worth, defined as total OM Group, Inc. stockholders’ equity, was $1,113.1 million at March 31, 2009. The Company is required to maintain a debt to adjusted earnings ratio of consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of no more than 3.5 times. Consolidated net debt is defined as consolidated total debt less cash and cash equivalents. At March 31, 2009, the Company had no consolidated net debt. The Revolver includes a cross default provision whereby an event of default under other debt obligations, as defined, will be considered an event of default under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”), plus a calculated margin amount, or a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt to adjusted earnings ratio. The outstanding Revolver balance was $25.0 million at March 31, 2009 at an interest rate of 2.8%. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the Bank’s discretion, the Company can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at March 31, 2009.
The Company has a term loan outstanding that expires in 2019 and requires monthly principal and interest payments. The balance of this term loan was $1.1 million at March 31, 2009 and December 31, 2008.
The Company believes that cash flow from operations, together with its strong cash position, low debt level and the availability of funds under the Revolver and the Credit Facility available to OMG Kokkola, will be sufficient to meet working capital, debt service, acquisition and planned capital expenditures during the remainder of 2009. However, if the global economic weakness and financial market disruption continue for an extended period of time, the Company’s liquidity and financial position could be adversely affected.
Capital Expenditures
Capital expenditures in the first three months of 2009 were $5.6 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $25 to $35 million for the remainder of 2009. The primary projects are capacity expansion in selected product lines at the Kokkola refinery, expenditures to maintain and improve throughput with outlays for sustaining operations and environmental, health and safety compliance, and other fixed asset additions at existing facilities.
Contractual Obligations
Since December 31, 2008, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2008.
Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 other than the adoption of SFAS No. 157 for nonfinancial assets and liabilities, SFAS No. 160, SFAS No. 141R, SFAS No. 161, FSP FAS No. 121(R)-1, FSP FAS No. 142-3, FSP EITF 03-6-1, EITF No. 08-6 and EITF No. 08-7, as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
As the Company recognized an impairment charge relating to goodwill in the first quarter of 2009, the disclosure below provides additional detail related to the policy applicable to the review of goodwill for impairment.
Goodwill and Other Intangible Assets — The Company has goodwill of $262.2 million and $268.7 million at March 31, 2009 and December 31, 2008, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill and indefinite-lived intangible assets for impairment annually and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals and Photomasks.
To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The Company selected the DCF model as it believes it is comparable to what would be used by market participants to estimate its fair value. The impairment test incorporates the Company’s estimates of future cash flows, allocations of certain assets, liabilities and cash flows among reporting units, future growth rates, terminal value amounts and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment.
The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. The terminal value estimates the value of the ongoing cash flows after the discrete forecast period using a nominal long-term growth rate of 3.5 percent based on long-term inflation projections. The WACC is derived using a Capital Asset Pricing Model (“CAPM”). The risk-free rate in the CAPM is based on 20-year U.S. Treasury Bonds, the beta is determined based on an analysis of comparable public companies, the market risk premium is derived from historical risk premiums and the size premium was based on the size of the Company. The risk-free rate was adjusted for the risks associated with the operations of the reporting units. As a proxy for the cost of debt, the Company uses the Baa borrowing rate, an estimated effective tax rate, and applies an estimated debt to total invested capital ratio using market participant assumptions to arrive at an after-tax cost of debt. Changes to these estimates and projections could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.
The Company conducts its annual goodwill impairment test as of October 1. The results of the testing as of October 1, 2008 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. However, during the fourth quarter of 2008, indicators of potential impairment caused the Company to conduct an additional impairment test as of December 31, 2008 in connection with the preparation of its annual financial statements for the year ended on that date. Those indicators included the fact that the Company’s stock has been trading below net book value per share since the end of the second quarter of 2008; the existence of operating losses in the fourth quarter of 2008 and revisions to the 2009 plan; and an increase in the respective WACC calculations due to significant deterioration in the capital markets in the fourth quarter of 2008.
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
The results of the testing as of December 31, 2008 confirmed that the carrying value of the Ultra Pure Chemicals reporting unit exceeded its fair value. As such, the Company conducted a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment and, as a result of that analysis, the Company recorded an estimated goodwill impairment charge of $8.8 million. The Company finalized the step-two analysis during the first quarter of 2009 and concluded the goodwill impairment charge for UPC was $4.7 million; therefore, the Company recorded a $4.1 million adjustment in the first quarter of 2009 to reverse a portion of the 2008 charge, which is recognized in selling, general and administrative expenses in the Unaudited Condensed Statements of Consolidated Operations.
During the first quarter of 2009 additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included the incurrence of operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis and concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its fair value. As such, the Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the first quarter of 2009, the Company recorded an estimated goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit. Any adjustments to the $6.8 million estimate will be recorded upon finalization of step two of the impairment analysis, which the Company expects to complete in the second quarter of 2009.
The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the first quarter of 2009 to calculate the fair value of its Advanced Organics reporting unit. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model.
In order to confirm the reasonableness of all the fair values calculated, the Company reconciled the sum of the fair values of the reporting units to the Company’s market capitalization at March 31, 2009 and December 31, 2008. The Advanced Materials reporting unit utilizes unrefined cobalt as a significant raw material. The cobalt market is very small compared to other metals such as nickel and copper; cobalt is not traded on a terminal market (such as the London Metal Exchange), which contributes to price volatility; significant cobalt price volatility makes it difficult for investors to predict the Company’s operating results; and the majority of cobalt is produced in the DRC, which is considered a high-risk country in which to do business. The Company believes these factors influence its stock price and a control premium is required to appropriately reflect the Company’s fair value. The Company also believes its stock price is influenced by the strategic transformation being undertaken by the Company and by the fact that the Company does not issue earnings guidance.
Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company’s results of operations and financial position.
Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report (including the Notes to Unaudited Condensed Consolidated Financial Statements) contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from December 31, 2008 to March 31, 2009.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the first quarter of 2009 and would materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased under the
Period	Purchased (1)	per Share	Programs	Plans or Programs
January 1 — 31, 2009	—	$—	—	$—
February 1 — 28, 2009	—	—	—	—
March 1 — 31, 2009	24,654	15.08	—	—

Total January 1 — March 31, 2009	24,654	$15.08	—	$—

(1) Consists of shares of common stock of the Company surrendered to the Company by employees to pay required taxes applicable to the vesting of restricted stock in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company.

Item 6. Exhibits
Exhibits are as follows:
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

OM GROUP, INC.

Dated May 7, 2009	By: /s/Kenneth Haber
Kenneth Haber
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)