Form 10-Q
period 2009-06-30
OM GROUP INC
filed 2009-08-06
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☑
As of July 31, 2009 there were 30,720,470 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
(In thousands, except share data)
ASSETS:
Current assets
Cash and cash equivalents	$268,273	$244,785
Accounts receivable, less allowances	111,680	130,217
Inventories	268,711	306,128
Refundable and prepaid income taxes	64,404	55,059
Other current assets	34,845	59,227

Total current assets	747,913	795,416

Property, plant and equipment, net	242,508	245,202
Goodwill	232,136	268,677
Intangible assets	82,033	84,824
Notes receivable from joint venture partner, less allowance	13,915	13,915
Other non-current assets	31,199	26,393

Total assets	$1,349,704	$1,434,427

LIABILITIES:
Current liabilities
Current portion of long-term debt	$—	$80
Accounts payable	83,052	89,470
Accrued income taxes	11,419	17,677
Accrued employee costs	18,791	31,168
Other current liabilities	21,762	21,074

Total current liabilities	135,024	159,469

Long-term debt	—	26,064
Deferred income taxes	28,658	26,764
Other non-current liabilities	45,299	44,052

Total liabilities	208,981	256,349

EQUITY:
OM Group, Inc. stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,429,327 shares issued in 2009 and 30,317,403 shares issued 2008	304	303
Capital in excess of par value	566,159	563,454
Retained earnings	558,757	602,365
Treasury stock (166,332 in 2009 and 136,328 shares in 2008, at cost)	(6,014)	(5,490)
Accumulated other comprehensive loss	(24,061)	(29,983)

Total OM Group, Inc. stockholders’ equity	1,095,145	1,130,649
Noncontrolling interest	45,578	47,429

Total equity	1,140,723	1,178,078

Total liabilities and equity	$1,349,704	$1,434,427

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$203,352	$510,825	$395,058	$991,620
Cost of products sold	168,918	384,802	334,009	728,931

Gross profit	34,434	126,023	61,049	262,689
Selling, general and administrative expenses	33,581	42,444	68,439	84,476
Goodwill impairment, net	35,000	—	37,629	—
Gain on termination of retiree medical plan	(4,693)	—	(4,693)	—

Operating profit (loss)	(29,454)	83,579	(40,326)	178,213
Other income (expense):
Interest expense	(236)	(547)	(532)	(907)
Interest income	236	408	533	874
Foreign exchange gain (loss)	(216)	102	865	748
Other expense, net	(160)	(284)	(210)	(194)

	(376)	(321)	656	521

Income (loss) from continuing operations before income tax expense	(29,830)	83,258	(39,670)	178,734
Income tax expense	(3,480)	(22,306)	(5,729)	(49,451)

Income (loss) from continuing operations, net of tax	(33,310)	60,952	(45,399)	129,283
Loss from discontinued operations, net of tax	(325)	(362)	(61)	(731)

Consolidated net income (loss)	(33,635)	60,590	(45,460)	128,552
Net (income) loss attributable to the noncontrolling interest	(1,696)	(4,358)	1,852	(17,100)

Net income (loss) attributable to OM Group, Inc.	$(35,331)	$56,232	$(43,608)	$111,452

Earnings per common share — basic:
Income (loss) from continuing operations attributible to OM Group, Inc. common shareholders	$(1.16)	$1.88	$(1.44)	$3.73
Loss from discontinued operations attributible to OM Group, Inc. common shareholders	(0.01)	(0.01)	—	(0.02)

Net income (loss) attributable to OM Group, Inc. common shareholders	$(1.17)	$1.87	$(1.44)	$3.71

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributible to OM Group, Inc. common shareholders	$(1.16)	$1.86	$(1.44)	$3.69
Loss from discontinued operations attributible to OM Group, Inc. common shareholders	(0.01)	(0.01)	—	(0.02)

Net income (loss) attributable to OM Group, Inc. common shareholders	$(1.17)	$1.85	$(1.44)	$3.67

Weighted average shares outstanding
Basic	30,256	30,072	30,222	30,051
Assuming dilution	30,256	30,314	30,222	30,365

Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(35,006)	$56,594	$(43,547)	$112,183
Loss from discontinued operations, net of tax	(325)	(362)	(61)	(731)

Net income (loss)	$(35,331)	$56,232	$(43,608)	$111,452

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Consolidated net income (loss)	$(33,635)	$60,590	$(45,460)	$128,552
Foreign currency translation adjustments	16,266	(317)	5,643	9,064
Reversal of accumulated unrecognized gain on retiree medical plan	(137)	—	(137)	—
Reclassification of hedging activities into earnings, net of tax	132	328	90	487
Unrealized gain (loss) on cash flow hedges, net of tax	(185)	(274)	326	(766)

Net change in accumulated other comprehensive income (loss)	16,076	(263)	5,922	8,785

Comprehensive income (loss)	(17,559)	60,327	(39,538)	137,337
Comprehensive (income) loss attributable to noncontrolling interest	(1,699)	(4,359)	1,851	(17,103)

Comprehensive income (loss) attributable to OM Group, Inc.	$(19,258)	$55,968	$(37,687)	$120,234

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Six Months Ended June 30,
(In thousands)	2009	2008
Operating activities
Consolidated net income (loss)	$(45,460)	$128,552
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	61	731
Depreciation and amortization	26,755	27,538
Share-based compensation expense	3,128	4,658
Tax deficiency (excess tax benefit) from exercise/vesting of share awards	422	(1,111)
Foreign exchange gain	(865)	(748)
Goodwill impairment charges, net	37,629	—
Gain on termination of retiree medical plan	(4,693)	—
Gain on cobalt forward purchase contracts	—	(4,002)
Interest income received from consolidated joint venture partner	—	3,776
Other non-cash items	6,197	(2,524)
Changes in operating assets and liabilities
Accounts receivable	18,569	(52,992)
Inventories	37,416	(62,827)
Accounts payable	(6,417)	(12,299)
Other, net	(5,108)	(13,835)

Net cash provided by operating activities	67,634	14,917

Investing activities
Expenditures for property, plant and equipment	(15,363)	(16,512)
Proceeds from loans to consolidated joint venture partner	—	4,514
Professional fees related to acquisitions	—	(3,775)
Proceeds from settlement of cobalt forward purchase contracts	—	7,661
License agreement	(1,500)	—
Expenditures for software	(891)	(1,232)

Net cash used for investing activities	(17,754)	(9,344)

Financing activities
Payments of revolving line of credit and long-term debt	(26,141)	(45,438)
Borrowings from revolving line of credit	—	70,000
Distributions to joint venture partners	—	(14,934)
Payment related to surrendered shares	(524)	(3,251)
Proceeds from exercise of stock options	—	872
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	(422)	1,111

Net cash provided by (used for) financing activities	(27,087)	8,360

Effect of exchange rate changes on cash	695	1,268

Cash and cash equivalents
Increase in cash and cash equivalents	23,488	15,201
Balance at the beginning of the period	244,785	100,187

Balance at the end of the period	$268,273	$115,388

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements Consolidated Stockholders’ Equity

	Six Months Ended June 30,
(In thousands)	2009	2008
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,181	30,061
Shares issued under share-based compensation plans	82	116

	30,263	30,177

Common Stock — Dollars
Beginning balance	$303	$301
Shares issued under share-based compensation plans	1	2

	304	303

Capital in Excess of Par Value
Beginning balance	563,454	554,933
Share-based compensation — employees	2,993	4,503
Share-based compensation — non-employee directors	135	155
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	(422)	1,111
Shares issued under share-based compensation plans	(1)	870

	566,159	561,572

Retained Earnings
Beginning balance, as originally reported	602,365	467,726
Adoption of EITF No. 06-10 in 2008	—	(193)

Beginning balance, as adjusted	602,365	467,533
Net income (loss) attributable to OM Group, Inc.	(43,608)	111,452

	558,757	578,985

Treasury Stock
Beginning balance	(5,490)	(2,239)
Reacquired shares	(524)	(3,251)

	(6,014)	(5,490)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(29,983)	7,665
Foreign currency translation	5,643	9,064
Reclassification of hedging activities into earnings, net of tax benefit of $31 and $171 in 2009 and 2008, respectively	90	487
Unrealized gain (loss) on cash flow hedges, net of tax (expense) benefit of ($115) and $269 in 2009 and 2008, respectively	326	(766)
Reversal of accumulated unrecognized gain on retiree medical plan	(137)	—

	(24,061)	16,450

Total OM Group Inc. Stockholders’ Equity	1,095,145	1,151,820

Noncontrolling interest
Beginning balance	47,429	52,314
Net income (loss) attributable to the noncontrolling interest	(1,852)	17,100
Distributions to joint venture partners	—	(14,934)
Foreign currency translation	1	3

	45,578	54,483

Total Equity	$1,140,723	$1,206,303

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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2009 and the results of its operations and its comprehensive income for the three and six months ended June 30, 2009 and 2008 and the results of its cash flows and changes in stockholders’ equity for the six months ended June 30, 2009 and 2008 have been included. The Company evaluated subsequent events through August 6, 2009, the date the financial statements were issued. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
During the second quarter of 2009, the Company corrected an immaterial error related to its 2008 financial statements, which had the effect of increasing cost of products sold by $1.5 million and net loss attributable to OM Group, Inc. by $1.0 million. As disclosed in the First Quarter 2009 Form 10-Q, during the first quarter of 2009, the Company corrected another immaterial error related to its 2008 financial statements, which had the effect of increasing income tax expense by $1.9 million and net loss attributable to OM Group, Inc. by $1.0 million. The Company believes these errors, individually and in the aggregate, are not material to its 2008 financial statements.
Note 2 — Recently Issued Accounting Standards
Accounting Standards adopted in 2009:
SFAS No. 165: In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the second quarter of 2009. See Note 1 for the required disclosure.
SFAS No. 157: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. SFAS No. 157 only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R “Share Based Payment”). As of January 1, 2008, in accordance with FASB Staff Position (“FSP”) 157-2, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and liabilities that are measured at fair value within the financial statements. As of January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples of nonfinancial assets include goodwill, intangibles, and other long-lived assets. The adoption did not have a material impact on the Company’s results of operations or financial position but did change the disclosures related to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. See Note 7.
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
SFAS No. 161: On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how: (i) an entity uses derivative instruments, (ii) derivative instruments and related hedged items are accounted for under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to derivative instruments held by the Company. See Note 6.
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
EITF No. 08-6: In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 addresses a number of matters associated with the impact that SFAS No. 141R and SFAS No. 160 might have on the accounting for equity method investments. EITF No. 08-6 provides guidance on how an equity method investment should initially be measured, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated, as well as other issues. The Company adopted EITF No. 08-6 on January 1, 2009. The Company will apply EITF No. 08-6 prospectively. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
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
FSP FAS No. 107-1 and APB No. 28-1: In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” amending FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” effective for interim reporting periods ending after June 15, 2009. FSP FAS No. 107-1 and APB No. 28-1 requires disclosure about the fair value of financial instruments in interim periods. The Company adopted FSP FAS No. 107-1 and APB No. 28-1 in the second quarter of 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to financial instruments held by the Company. See Note 7.
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
SFAS No. 167: In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R. SFAS No. 167 amends FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS No. 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective for annual periods beginning after Nov. 15, 2009. The Company has not determined the effect, if any, the adoption of SFAS No. 167 will have on its results of operations or financial position.
Note 3 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Raw materials and supplies	$147,804	$168,060
Work-in-process	17,375	14,797
Finished goods	103,532	123,271

	$268,711	$306,128

The December 31, 2008 balance includes the effect of a $27.7 million charge to reduce the carrying value of certain inventories to market value, which was lower than cost at December 31, 2008, due primarily to the declining price of cobalt in the second half of 2008. Reductions in carrying value at December 31 are deemed to establish a new cost basis. Inventory is not written up if estimates of market value subsequently improve.
Note 4 – Goodwill and Other Intangible Assets
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
Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level or reporting unit). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks. The Company is organized into two segments: Advanced Materials and Specialty Chemicals. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks.
To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The Company selected the DCF model as it believes it is comparable to what would be used by market participants to estimate its fair value. The impairment test incorporates the Company’s estimates of future cash flows; allocations of certain assets, liabilities and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with the Company’s current forecast and long-range plans.
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
The results of the testing as of December 31, 2008 confirmed the carrying value of the UPC reporting unit exceeded its fair value. As such, the Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the fourth quarter of 2008, the Company recorded an estimated goodwill impairment charge of $8.8 million (of a total of $33.0 million of goodwill related to the UPC reporting unit). The Company finalized the step-two analysis during the first quarter of 2009 and concluded the goodwill impairment charge for UPC was $4.7 million; therefore, the Company recorded a $4.1 million adjustment in the first quarter of 2009 to reverse a portion of the 2008 charge.
During the first quarter of 2009 additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis and concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its fair value. As such, the Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the first quarter of 2009, the Company recorded an estimated goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit. The Company finalized step two of the impairment analysis in the second quarter of 2009 and determined that no adjustment to the $6.8 million charge was necessary.
During the second quarter of 2009 the Company again revised its 2009 forecast and outlook beyond 2009 to reflect the continued economic downturn and, consequently, the Company’s assumptions regarding growth and recovery trends in the markets it serves. Also during the second quarter of 2009, the Company updated its assumption with respect to the probability of future cash flows from opportunities related to a license agreement associated with UPC. The license agreement was an existing asset of UPC when it was acquired from Rockwood Specialties Group, Inc. in 2007. Based on the uncertain impact the current state of the economy may have on both the timing and execution of activities from this license agreement, the Company has concluded that no estimated future cash flows from the license agreement should be included in the valuation of the UPC reporting unit. The Company continues to own the license agreement and therefore would participate in any future market opportunities should they occur.
The Company concluded that operating losses in certain reporting units for the first six months of 2009 and the revisions to estimated future cash flows and growth rates were potential indicators of impairment and an interim goodwill impairment test was required as of June 30, 2009. In accordance with SFAS No. 142, the Company completed step-one of the impairment analysis and concluded that, as of June 30, 2009, the carrying value of its UPC and Photomasks reporting units exceeded their estimated fair values. As such, the

Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the second quarter of 2009, the Company recorded an estimated goodwill impairment charge of $35.0 million to write off $21.0 million of goodwill related to the UPC reporting unit and $14.0 million of goodwill related to the Photomasks reporting unit.
The primary factors contributing to the $35.0 million and $37.6 million impairment charges in the three and six months ended June 30, 2009, respectively, were lower assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections, and the change in the Company’s assumption with respect to the probability of future cash flows from opportunities related to the UPC license agreement. The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the annual and 2009 interim impairment testing. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model. The Company believes the assumptions used in the annual and 2009 interim impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed. Any adjustments to the $35.0 million estimate will be recorded upon finalization of step two of the impairment analysis, which the Company expects to complete in the third quarter of 2009. The total amount of goodwill of the UPC and Photomasks reporting units prior to the impairment charge was $28.5 million and $22.3 million, respectively.
The Company determined that the estimated fair value of the Advanced Materials and Electronic Chemicals reporting units exceeded their carrying values, therefore; no goodwill impairment existed in those reporting units as of June 30, 2009. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment testing for the Advanced Materials and Electronic Chemicals reporting units, the Company applied a hypothetical 5% decrease to the estimated fair value and separately applied a hypothetical increase of 100 basis points to the WACC and determined that there would still be no impairment of goodwill for the Advanced Materials and Electronic Chemicals reporting units.
The change in the carrying amount of goodwill by segment is as follows:

	Advanced	Specialty
	Materials	Chemicals	Consolidated
Balance at December 31, 2008	$103,326	$165,351	$268,677
Foreign currency translation adjustments	—	1,088	1,088
Q4 2008 goodwill impairment charge adjustment	—	4,139	4,139
2009 goodwill impairment charge	—	(41,768)	(41,768)

Balance at June 30, 2009	$103,326	$128,810	$232,136

During the second quarter of 2009, the Company determined that the license agreement in the UPC reporting unit, as previously discussed, and certain indefinite-lived trade names in its Photomasks reporting unit were impaired due to downward revisions in estimates of future revenue and cash flows. As a result, the Company recorded an impairment charge of $0.9 million for the license agreement and $0.3 million related to the indefinite-lived trade names in the second quarter of 2009 in selling, general and administrative expenses in the Unaudited Condensed Statements of Consolidated Operations.
Note 5 — Debt
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions and discretionary approvals of the lenders. At June 30, 2009, the Company was in compliance with such conditions but would need to obtain incremental credit commitments by new and/or existing lenders under the existing terms and conditions of the Revolver to access the accordion feature. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt to adjusted earnings ratio. As of June 30, 2009, the Company was in compliance with all of the covenants under the Revolver. Minimum net worth is defined as an amount equal to the sum of $826.1 million plus 75% of consolidated net income for each quarter ending after March 1, 2007 for which consolidated net income is positive. Minimum net worth was $1,050.1 million at June 30, 2009. Consolidated net worth, defined as total OM Group, Inc. stockholders’ equity, was

$1,095.1 million at June 30, 2009. The Company is required to maintain a debt to adjusted earnings ratio of consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of no more than 3.5 times. Consolidated net debt is defined as consolidated total debt less cash and cash equivalents. At June 30, 2009, the Company had no consolidated net debt. The Revolver includes a cross default provision whereby an event of default under other debt obligations, as defined, will be considered an event of default under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) plus a calculated margin amount, or on a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt-to-adjusted-earnings ratio. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010. During the second quarter of 2009, the Company repaid the outstanding revolver balance of $25.0 million with available cash on hand. The outstanding Revolver balance was $0 and $25.0 million at June 30, 2009 and December 31, 2009, respectively.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at June 30, 2009 or December 31, 2008.
During the second quarter of 2009, the Company repaid the remaining $1.1 million balance of a term loan with available cash on hand. The balance of the term loan was $1.1 million at December 31, 2008.
Debt consists of the following:

	June 30,	December 31,
	2009	2008
Revolving credit agreement	$—	$25,000
Notes payable — bank	—	1,144

	—	26,144
Less: Short-term debt	—	—
Less: Current portion of long-term debt	—	80

Total long-term debt	$—	$26,064

Note 6 — Derivative Instruments
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
Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At June 30, 2009, the notional quantity of open contracts designated as cash flow hedges under SFAS No. 133 was 1.5 million pounds. The Company had no cash flow hedges at December 31, 2008. The outstanding contracts as of June 30, 2009 had maturities ranging up to 2 months. As of June 30, 2009, AOCI(L) includes a cumulative loss of $0.3 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months.
Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. At December 31, 2008, the notional quantity of open contracts designated as fair value hedges under SFAS No. 133 was 0.3 million pounds. The Company had no fair value hedges at June 30, 2009.
Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula that included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under SFAS No. 133. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company had no forward contracts at June 30, 2009 or December 31, 2008.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled $9.5 million at June 30, 2009. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. The outstanding contracts as of June 30, 2009 had maturities ranging up to 8 months. As of June 30, 2009, AOCI(L) includes a cumulative gain of $0.7 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months.

The following table summarizes the fair value of derivative instruments designated as hedging instruments under SFAS No. 133 as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
	June 30, 2009		December 31, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current assets	$1,000	n/a	$—
Commodity contracts	n/a	—	Other current assets	143

Total		$1,000		$143

	Derivative Liabilities
	June 30, 2009		December 31, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current liabilities	$438	Other current liabilities	$200

Total		$438		$200

The following table summarizes the effect of derivative instruments for the three and six months ended June 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:
Derivatives in SFAS No. 133 Fair Value Hedging Relationships

Amount of Gain (Loss) on Derivative
	Location of Gain (Loss)	Recognized in Income
	on Derivative	Three Months Ended
	Recognized in Income	June 30, 2009	June 30, 2008
Commodity contracts	Cost of products sold	$—	$(3,036)

Amount of Gain (Loss) on Derivative
	Location of Gain (Loss)	Recognized in Income
	on Derivative	Six Months Ended
	Recognized in Income	June 30, 2009	June 30, 2008
Commodity contracts	Cost of products sold	$227	$(2,988)

		Location of Gain	Amount of Gain (Loss) on Related
	Hedged Items in SFAS	(Loss) on Related	Hedged Item Recognized in Income
	No. 133 Fair Value	Hedged Item	Three Months Ended
	Relationships	Recognized in Income	June 30, 2009	June 30, 2008
Commodity contracts	Firm commitment	Cost of products sold	$—	$3,036

		Location of Gain	Amount of Gain (Loss) on Related
	Hedged Items in SFAS	(Loss) on Related	Hedged Item Recognized in Income
	No. 133 Fair Value	Hedged Item	Six Months Ended
	Relationships	Recognized in Income	June 30, 2009	June 30, 2008
Commodity contracts	Firm commitment	Cost of products sold	$(227)	$2,988

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

	Amount of Gain (Loss) on Derivative		Amount of Gain (Loss) on Derivative
	Recognized in AOCI(L) (Effective Portion)		Recognized in AOCI(L) (Effective
	for the Three Months Ended		Portion) for the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Euro forward contracts	$474	$—	$985	$—
Commodity contracts	(659)	(274)	(659)	(766)

Total	$(185)	$(274)	$326	$(766)

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss) Reclassified from
	Reclassified from	from AOCI(L) into Income (Effective		AOCI(L) into Income (Effective Portion)
	AOCI(L) into Income	Portion) for the Three Months Ended		for the Six Months Ended
	(Effective Portion)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Euro forward contracts	Cost of products sold	$203	$—	$245	$—
Commodity contracts	Net sales	(335)	(328)	(335)	(487)

Total		$(132)	$(328)	$(90)	$(487)

Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized on Derivative in		Amount of Gain (Loss) Recognized on
	on Derivative	Income (Ineffective Portion) for		Derivative in Income (Ineffective
	Recognized in Income	the Three Months Ended*		Portion) for the Six Months Ended*
	(Ineffective Portion)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Euro forward contracts	n/a	$—	$—	$—	$—
Commodity contracts	n/a	—	—	—	—

Total		$—	$—	$—	$—

*	Hedge ineffectiveness is de minimus
Derivatives Not Designated as Hedging Instruments under SFAS No. 133

	Location of Gain (Loss)	Amount of Loss Recognized in		Amount of Gain Recognized in
	Recognized in Income	Income on Derivative for the Three		Income on Derivative for the Six
	on Derivative	Months Ended		Months Ended
		June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Commodity contracts	Cost of products sold	$—	$(1,780)	$—	$4,002

Total		$—	$(1,780)	$—	$4,002

Note 7 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	June 30, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Foreign currency forward contracts	$1,000	$—	$1,000	$—

Total	$1,000	$—	$1,000	$—

Liabilities:
Commodity Contracts	$438	$—	$438	$—

Total	$438	$—	$438	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and copper price volatility; therefore, they are classified within Level 2 of the valuation hierarchy
Cobalt forward purchase contracts are classified as Level 3, as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available. The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 inputs for the period of December 31, 2008 to June 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Derivatives
December 31, 2008	$(57)
Total realized or unrealized gains (losses):
Included in earnings	227
Included in other comprehensive income	—
Purchases, issuances, and settlements	(170)
Transfers in and/or out of Level 3	—

June 30, 2009	$—

In accordance with the provisions of SFAS No. 142, goodwill of the UPC reporting unit was written down to its implied fair value of $28.3 million after completing step two in the first quarter of 2009. The resulting $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million recorded in the fourth quarter of 2008 was included in earnings for the first quarter of 2009. In the second quarter of 2009, the Company recorded an additional $21.0 million goodwill impairment charge related to the UPC reporting unit to write down goodwill with a carrying value of $28.5 million to its implied fair value of $7.5 million and recorded an impairment charge of $14.0 million related to the Photomasks reporting unit to write down goodwill with a carrying value of $22.3 million to its implied fair value of $8.3. Goodwill related to the Advanced Organics reporting unit with a carrying amount of $6.8 million was written down to its implied fair value of $0, resulting in an impairment charge of $6.8 million, which was included in earnings for the six months ended June 30, 2009. The fair value measurement of the reporting unit under the step-one analysis and the step-two analysis in their entirety are classified as Level 3 inputs.
As of June 30, 2009 the Company had an indefinite-lived trade name intangible asset in its Photomasks reporting unit and a license agreement in its UPC reporting unit that were accounted for at fair value on a nonrecurring basis due to downward revisions in estimates of future revenue and cash flows. The indefinite-lived trade name intangible asset was determined to have a fair value of $3.3 million resulting in a charge of $0.3 million, and the license agreement was determined to have no value resulting in a charge of

$0.9 million. Both charges were included in earnings for the three and six months ended June 30, 2009. The fair value measurements were calculated using unobservable inputs (discounted cash flow analyses), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
The Company also holds financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Derivative instruments are recorded at fair value as indicated in the preceding disclosures. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. Cost method investments are evaluated for impairment quarterly. The Company has a $2.0 million investment in Quantumsphere, Inc. (“QSI”) accounted for under the cost method. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, the Company has the right to market and distribute certain QSI products.
Note 8 — Income Taxes
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
Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$(19,291)	$(3,594)	$(34,308)	$(3,017)
Outside the United States	(10,539)	86,852	(5,362)	181,751

	$(29,830)	$83,258	$(39,670)	$178,734

The Company’s effective income tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Effective income tax rate	-11.7%	26.8%	-14.4%	27.7%
In the three and six months ended June 30, 2009, the Company recorded discrete tax expense items totaling $1.0 million and $5.7 million, respectively. Of these amounts, $0.6 million of income and $5.3 million of expense in the three and six months ended June 30, 2009, respectively, related to GTL in the DRC, of which the Company’s share is 55%. Excluding discrete items, the Company recorded tax expense of $2.5 million on pretax losses of $29.8 million for the three months ended June 30, 2009. For the six months ended June 30, 2009, excluding discrete items, the Company recorded no tax on pretax losses of $39.7 million. These tax expense amounts are different from those that would be calculated using the U.S. statutory tax rate of 35% primarily due to the non-deductible goodwill and intangible asset impairment charges, losses in certain jurisdictions for which there is no tax benefit, and income in certain foreign jurisdictions with tax rates lower than the US statutory rate. In the three and six months ended June 30, 2009, US tax expense related to foreign earnings repatriation is fully offset by foreign tax credits and US losses. The effective income tax rate for the three and six months ended June 30, 2008 is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia. In the three and six months ended June 30, 2008, these factors were partially offset by tax expense related to foreign earnings repatriation during 2008.

The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced income tax expense by $2.1 million and $4.0 million in the three and six months ended June 30, 2008, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.07 and $0.13 in the three and six months ended June 30, 2008, respectively.
Note 9 — Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	2009	2008	2009	2008
(in thousands, except per share amounts)
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(35,006)	$56,594	$(43,547)	$112,183

Weighted average shares outstanding — basic	30,256	30,072	30,222	30,051
Dilutive effect of stock options and restricted stock	—	242	—	314

Weighted average shares outstanding — assuming dilution	30,256	30,314	30,222	30,365

Earnings per common share:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — basic	$(1.16)	$1.88	$(1.44)	$3.73

Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — assuming dilution	$(1.16)	$1.86	$(1.44)	$3.69

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(in thousands, except per share amounts)
Net income (loss) attributable to OM Group, Inc. common shareholders	$(35,331)	$56,232	$(43,608)	$111,452

Weighted average shares outstanding — basic	30,256	30,072	30,222	30,051
Dilutive effect of stock options and restricted stock	—	242	—	314

Weighted average shares outstanding — assuming dilution	30,256	30,314	30,222	30,365

Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common shareholders — basic	$(1.17)	$1.87	$(1.44)	$3.71

Net income (loss) attributable to OM Group, Inc. common shareholders — assuming dilution	$(1.17)	$1.85	$(1.44)	$3.67

As the Company had a loss from continuing operations for the three and six months ended June 30, 2009, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all stock options and restricted stock were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net loss attributable to OM Group, Inc. common shareholders assuming dilution for the three and six months ended June 30, 2009.
The Company uses the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires the Company to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded them from the calculation of diluted earnings per share. For the three months ended June 30, 2008, share-based compensation awards for 128,023 shares were excluded from the diluted earnings per share calculation because they were antidilutive. For the six months ended June 30, 2008, share-based compensation awards for 172,725 shares were excluded from the diluted earnings per share calculation because they were antidilutive.
Note 10 — Commitments and Contingencies
The Company has contingent liabilities related to the former Precious Metals Group (“PMG”) operations in Brazil. The contingencies, which remain the responsibility of the Company to the extent the matters relate to the 2001-2003 period during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that it is reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at June 30, 2009, could be up to $12.2 million and would be recorded in discontinued operations.
The Company also has potential contingent liabilities with respect to environmental matters related to its former PMG operations in Brazil. The Company has been informed by the purchaser of the PMG operations of environmental issues at three of the operating locations in Brazil. Environmental cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. The Company is reviewing information made available to it on the environmental conditions, but cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs.
The Company is a party to various other legal proceedings incidental to its business and is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At June 30, 2009 and December 31, 2008, the Company has recorded environmental liabilities of $2.9 million and $3.4 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France.
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
Note 11 — Termination of Retiree Medical Plan
In June 2009, the Company announced a plan to terminate its unfunded postretirement medical and life insurance plan. As a result of such action, benefits available to eligible employees and retirees will cease on August 31, 2009. The Company recognized a $4.7 million gain on the termination for the three and six months ended June 30, 2009. The $4.7 million gain, which is included in Corporate for segment reporting, is net of reversal of unrecognized actuarial gain of $0.1 million.

Note 12 — Share-Based Compensation
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
The Unaudited Condensed Statements of Consolidated Operations include share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses of $1.4 million and $3.0 million for the three and six months ended June 30, 2009, respectively, and $2.4 million and $4.5 million for the three and six months ended June 30, 2008, respectively. At June 30, 2009, there was $6.2 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $2.8 million in the remaining six months of 2009, $2.4 million in 2010, $0.9 million in 2011 and $0.1 million in 2012. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 3,474 and 6,714 shares to non-employee directors during the three and six months ended June 30, 2009, respectively and 972 and 2,750 shares to non-employee directors during the three and six months ended June 30, 2008, respectively.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 188,003 and 166,675 shares of common stock during the first six months of 2009 and 2008, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s chief executive officer in connection with payment of his 2008 high-performance bonus.
The fair value of options granted during the first six months of 2009 and 2008 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2009	2008
Risk-free interest rate	2.1%	2.6%
Dividend yield	—	—
Volatility factor of Company common stock	0.59	0.47
Weighted-average expected option life (years)	6.0	6.0
Weighted-average grant-date fair value	$11.23	$27.90
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

The following table sets forth the number of shares and weighted-average grant-date fair value:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at January 1, 2009	294,989	$26.03
Granted during the first six months of 2009	188,003	$11.23
Granted during the first six months of 2008	166,675	$27.90
Vested during the first six months of 2009	138,416	$23.85
Vested during the first six months of 2008	162,495	$16.55
Forfeited during the first six months of 2009	14,367	$15.83
Forfeited during the first six months of 2008	4,001	$45.22
Non-vested at June 30, 2009	330,209	$18.81
Non-vested at June 30, 2008	344,739	$24.07
No options were exercised in the first six months of 2009. The Company received cash payments of $0.1 million and $0.9 million during the three and six months ended June 30, 2008, respectively, in connection with the exercise of stock options. The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The total intrinsic value of options exercised was $0.4 million during the first six months of 2008. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
A summary of the Company’s stock option activity for the first six months of 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2009	890,589	$38.86
Granted	188,003	$20.12
Exercised	—	$—
Expired unexercised	(6,033)	$53.22
Forfeited	(14,367)	$30.39

Outstanding at June 30, 2009	1,058,192	$35.56	7.17	$3,102
Vested or expected to vest at June 30, 2009	1,030,090	$35.43	7.13	$2,996
Exercisable at June 30, 2009	727,983	$34.98	6.37	$1,570
Restricted Stock — Performance-Based Awards
During the first six months of 2009 and 2008, the Company awarded 87,250 and 57,550 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2009 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets over a three-year performance period ending December 31, 2011. The shares awarded during 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2010. In addition, 86,854 shares were awarded during 2007, and 80,600 of those shares will vest upon the satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target during the year ending December 31, 2009.
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
A summary of the Company’s performance-based restricted stock awards for the first six months of 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2009	226,814	$41.03
Granted	87,250	$18.87
Vested	(86,610)	$28.61
Forfeited	(5,475)	$26.34

Non-vested at June 30, 2009	221,979	$37.53

Expected to vest at June 30, 2009	75,589
The performance period for the shares of restricted stock awarded during 2006 ended on December 31, 2008. During the first six months of 2009, a total of 86,610 shares vested upon the determination by the Compensation Committee that the performance targets relating to the shares were satisfied and that the shares were earned at the maximum (100%) level. Upon vesting, employees surrendered 24,654 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
Restricted Stock Units — Performance-Based Awards
During the first six months of 2009, the Company awarded 22,480 performance-based restricted stock units to employees outside the U.S. that vest subject to the Company’s financial performance for the three-year performance period ending December 31, 2011. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with SFAS No. 123(R). Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2009 performance-based restricted stock awards described above.
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

A summary of the Company’s performance-based restricted stock unit awards for the first six months of 2009 is as follows:

Units
Non-vested at January 1, 2009	—
Granted	22,480
Forfeited	(600)

Non-vested at June 30, 2009	21,880

Expected to vest at June 30, 2009	—
Restricted Stock — Time-Based Awards
During the first six months of 2009 and 2008, the Company awarded 24,850 and 17,675 shares of time-based restricted stock that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. In addition, the Company awarded 4,127 shares of time-based restricted stock with a vesting period of one year to its chief executive officer in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $0.6 million for the 2009 awards and $1.0 million for the 2008 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock awards for the first six months of 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	60,235	$45.63
Granted	28,977	$20.12
Vested	(18,600)	$28.76
Forfeited	(3,800)	$29.77

Nonvested at June 30, 2009	66,812	$40.16

Expected to vest at June 30, 2009	66,024
A total of 18,600 shares of time-based restricted stock awarded during 2006 vested on May 1, 2009. Upon vesting, employees surrendered 5,350 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
Restricted Stock Units — Time-Based Awards
During the first six months of 2009, the Company awarded 4,400 time-based restricted stock units to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with SFAS No. 123(R). Accordingly, the Company records these awards as a component of other non-current liabilities on the balance sheet. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock unit awards for the first six months of 2009 is as follows:

Units
Nonvested at January 1, 2009	—
Granted	4,400
Forfeited	(200)

Nonvested at June 30, 2009	4,200

Expected to vest at June 30, 2009	3,965
Note 13 — Reportable Segments
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
While its primary manufacturing site is in Finland, the Company also has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 22% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.

The following table reflects the results of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Business Segment Information
Net Sales
Advanced Materials	$104,038	$359,127	$212,982	$691,512
Specialty Chemicals	100,255	152,485	183,264	301,599
Intersegment items	(941)	(787)	(1,188)	(1,491)

	$203,352	$510,825	$395,058	$991,620

Operating profit (loss)
Advanced Materials	$5,004	$79,480	$11,402	$174,799
Specialty Chemicals (a)	(31,829)	12,384	(39,807)	20,838
Corporate (b)	(2,629)	(9,621)	(11,921)	(19,060)
Intersegment items	—	1,336	—	1,636

	(29,454)	83,579	(40,326)	178,213

Interest expense	(236)	(547)	(532)	(907)
Interest income	236	408	533	874
Foreign exchange gain (loss)	(216)	102	865	748
Other expense, net	(160)	(284)	(210)	(194)

	(376)	(321)	656	521

Income (loss) from continuing operations before income tax expense	$(29,830)	$83,258	$(39,670)	$178,734

Expenditures for property, plant & equipment
Advanced Materials	$7,052	$7,567	$10,545	$12,446
Specialty Chemicals	2,721	2,220	4,818	4,066

	$9,773	$9,787	$15,363	$16,512

Depreciation and amortization
Advanced Materials	$6,712	$6,471	$13,458	$12,860
Specialty Chemicals	6,526	7,346	12,849	14,062
Corporate	227	356	448	616

	$13,465	$14,173	$26,755	$27,538

(a)	Specialty Chemicals includes a $35.0 million and $37.6 million non-cash goodwill impairment charge in the three and six months ended June 30, 2009, respectively.

(b)	Corporate includes a $4.7 million gain on the termination of the Company’s retiree medical plan in the three and six months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The GTL smelter in the DRC is a primary source for cobalt raw material feed. After smelting in the DRC, cobalt is sent to the Company’s refinery in Kokkola, Finland. The next planned maintenance shut-down of the GTL smelter is expected to occur in the first quarter of 2010 and last six to ten weeks. The timing of the shutdown is discretionary and subject to change based on the operating conditions of the furnace. The Company expects the shutdown to impact the timing of deliveries from GTL to Kokkola but does not expect the shutdown to impact external sales to customers. As was the case in the previous shutdown, the Company has adequate raw material inventory on-hand to meet anticipated demand. In the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk Nickel for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s Electronic Chemicals business. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials, providing the Company with a stable supply of cobalt metal through the long-term supply agreements. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s supply of cobalt is principally sourced from the DRC, Russia and Finland. Approximately 80% of the Company’s unrefined cobalt is derived from GTL and the Norilsk contracts.
The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. The Company attempts to pass through to its customers increases in raw material prices, and certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have been significant historically and the Company believes that cobalt price fluctuations are likely to continue in the future. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred in the fourth quarter of 2008 and the first quarter of 2009.
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
Executive Overview
The deterioration of the global economy has affected all of the Company’s businesses as the combination of weakness in end markets and customer de-stocking resulted in significantly reduced volumes, which together with lower cobalt prices adversely impacted the Company’s operating results for the three and six months ended June 30, 2009.
In Advanced Materials, demand for fine powders in powder metallurgy applications has weakened significantly as a result of sharply declining demand in the automotive, construction and mining sectors. The rechargeable battery market has been impacted by decreased demand for portable consumer electronics. The chemical, ceramic and pigment markets also experienced decreased demand. The Advanced Materials segment was also negatively impacted by lower cobalt prices. The reference price of low grade cobalt listed in the trade publication, Metal Bulletin, was an average of $46.19 and $45.93 per pound in the first and second quarters of

2008, respectively. The average was $20.81 per pound in the fourth quarter of 2008 and decreased to an average of $13.37 and $14.44 per pound in the first and second quarters of 2009, respectively.
The deterioration in the global economy has also negatively impacted Specialty Chemicals. Global demand for tires, coatings and chemicals slowed significantly beginning near the end of the fourth quarter of 2008 and remained very slow throughout the first half of 2009. The printed circuit board, semiconductor and electronics-related markets also have experienced decreased demand compared with the corresponding period in 2008. Customers have implemented extended shut-downs, idled production lines, decreased the number of shifts and/or changed to shorter work weeks. However, second quarter 2009 demand improved compared to the first quarter of 2009 in the key end markets of Electronic Chemicals, Advanced Organics and UPC.
During the second quarter of 2009 the Company again revised its 2009 forecast and outlook beyond 2009 to reflect the continued economic downturn and, consequently, the Company’s assumptions regarding growth and recovery trends in the markets it serves. Also during the second quarter of 2009, the Company updated its assumption with respect to the probability of future cash flows from opportunities related to a license agreement associated with the UPC business. As a result of the continued economic downturn as well as future cash flow assumptions, the Company evaluated its goodwill for impairment in the first and second quarters of 2009 and determined that goodwill was impaired, resulting in net impairment charges of $35.0 million and $37.6 million in the three and six months ended June 30, 2009, respectively.
The Company recorded operating losses of $10.9 million and $29.5 million for the first and second quarters of 2009, respectively, as compared to operating profits of $94.6 million and $83.6 million for the first and second quarters of 2008, respectively. Excluding the goodwill impairment charges, the operating losses in 2009 were largely the result of reduced sales volume in both Advanced Materials and Specialty Chemicals and the impact on Advanced Materials sales of the lower average cobalt price.
The Company repaid the outstanding balance under its revolving credit agreement during the second quarter of 2009 and continued to generate cash from operations during the first six months of 2009, resulting in a strong cash position with no debt at June 30, 2009. However, the current economic environment provides very limited visibility into future product demand. As a result, the Company has taken steps to attempt to mitigate the impact of the current economic downturn, including reducing spending, eliminating 2009 discretionary salary increases, implementing headcount reductions, delaying capital projects and continuing efforts to reduce working capital. The Company is continuing to actively monitor the effects of economic conditions in case further protective actions become necessary.

Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.
Second Quarter of 2009 Compared With Second Quarter of 2008

	Three Months Ended June 30,
(thousands of dollars & percent of net sales)	2009		2008
Net sales	$203,352		$510,825
Cost of products sold	168,918		384,802

Gross profit	34,434	16.9%	126,023	24.7%
Selling, general and administrative expenses	33,581	16.5%	42,444	8.3%
Goodwill impairment	35,000		—
Gain on termination of retiree medical plan	(4,693)		—

Operating profit (loss)	(29,454)	-14.5%	83,579	16.4%
Other expense, net	(376)		(321)

Income (loss) from continuing operations before income tax expense	(29,830)		83,258
Income tax expense	(3,480)		(22,306)

Income (loss) from continuing operations, net of tax	(33,310)		60,952
Loss from discontinued operations, net of tax	(325)		(362)

Consolidated net income (loss)	(33,635)		60,590
Net income attributable to the noncontrolling interest	(1,696)		(4,358)

Net income (loss)	$(35,331)		$56,232

The following table identifies, by segment, the components of change in net sales for the second quarter of 2009 compared with the second quarter of 2008:

2008 Net Sales	$510,825
Increase (decrease) in 2009 from:
Advanced Materials	(255,089)
Specialty Chemicals	(52,230)
Intersegment items	(154)

2009 Net Sales	$203,352

Net sales decreased $307.5 million, or 60.2%, primarily due to decreases in the cobalt reference price and decreased volume. The average cobalt reference price decreased from $45.93 in the second quarter of 2008 to $14.44 in the second quarter of 2009, which resulted in lower product selling prices ($126.2 million) and a decrease in cobalt metal resale ($78.5 million) in the Advanced Materials segment. Weak end-market demand drove decreases in volume in both Advanced Materials ($38.1 million) and Specialty Chemicals ($33.7 million). Specialty Chemicals also was impacted by unfavorable selling prices ($12.5 million) as a result of increased price competition in a reduced market-volume environment. Copper by-product sales also were lower ($11.4 million) due to the lower average copper price in the second quarter of 2009 compared with the second quarter of 2008. On a sequential basis, consolidated net sales increased $11.6 million, or 6.1%, in the second quarter of 2009 compared to the first quarter of 2009, primarily due to increased demand in both Advanced Materials and Specialty Chemicals.
Gross profit decreased to $34.4 million in the second quarter of 2009, compared with $126.0 million in the second quarter of 2008. The largest factor affecting the $91.6 million decrease in gross profit was the decrease in the average cobalt reference price from $45.93 in the second quarter of 2008 to $14.44 in the second quarter of 2009, which resulted in lower Advanced Materials selling prices and reduced gross profit by $59.4 million in the second quarter of 2009 compared with the second quarter of 2008. Also impacting the Advanced Materials segment gross profit was decreased volume ($25.7 million). Advanced Materials was favorably affected by a $6.5 million reduction in manufacturing and distribution expenses due primarily to reduced volume and the Company’s cost cutting initiatives that included reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation. In the Specialty Chemicals segment, decreased volume reduced gross profit by $11.6 million. Specialty Chemicals was favorably impacted by a $5.3 million reduction in manufacturing and distribution expenses due primarily to reduced volume and the Company’s cost cutting initiatives described above. The decrease in gross profit as a percentage of net sales (16.9% in the second quarter of 2009 versus 24.7% in the second quarter of 2008) was primarily due to the favorable effect of a rising cobalt price environment in the second quarter of 2008, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials as compared to the conditions that existed during the second quarter of 2009, which included a lower and more stable price environment and fixed expenses spread over lower sales volumes.
Selling, general and administrative expenses (“SG&A”) decreased to $33.6 million in the second quarter of 2009, compared with $42.4 million in the second quarter of 2008. The decline in SG&A was primarily attributable to overall reduced spending due to reduced volume and the Company’s cost cutting initiatives, including headcount reductions; and decreased employee incentive compensation. The increase in SG&A as a percentage of net sales (16.5% in the second quarter of 2009 versus 8.3% in the second quarter of 2008) was due to SG&A expenses being spread over lower net sales.
In the second quarter of 2009, the Company recorded a non-cash charge totaling $35.0 million in the Specialty Chemicals segment for the impairment of goodwill related to the UPC and Photomasks businesses. The charge reduced a portion of the goodwill recorded in connection with the 2007 REM acquisition. See Note 4.
The Company recognized a $4.7 million gain for the three months ended June 30, 2009 on the termination of its retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation has been eliminated.
The following table identifies, by segment, the components of change in operating profit for the second quarter of 2009 compared with the second quarter of 2008:

(In thousands)
2008 Operating Profit	$83,579
Increase (decrease) in 2009 from:
Advanced Materials	(74,476)
Specialty Chemicals	(44,213)
Corporate	6,992
Intersegment items	(1,336)

2009 Operating Loss	$(29,454)

The change in operating profit (loss) for the second quarter of 2009 as compared to the second quarter of 2008 was due to the factors discussed above.
Other expense, net increased to $0.4 million in the second quarter of 2009 compared with $0.3 million in the second quarter of 2008. The following table summarizes the components of Other expense, net:

	Three Months Ended June 30,
(In thousands)	2009	2008
Interest expense	$(236)	$(547)
Interest income	236	408
Foreign exchange gain (loss)	(216)	102
Other expense, net	(160)	(284)

	$(376)	$(321)

The change in income (loss) from continuing operations before income tax expense for the second quarter of 2009 compared with the second quarter of 2008 was due to the factors discussed above, primarily the impact of the decline in the cobalt reference price and the negative impact on demand caused by the deterioration of the global economy.

The Company recorded tax expense of $3.5 million on pretax losses of $29.8 million for the three months ended June 30, 2009, resulting in a negative effective tax rate. In the three months ended June 30, 2009, the Company recorded discrete tax expense items totaling $1.0 million, which included expense of $1.8 million related to withholding tax on earnings planned to be repatriated from Taiwan, partially offset by a $0.6 million benefit related to GTL in the DRC, of which the Company’s share is 55%. Excluding discrete items, the tax rate for the second quarter of 2009 differs from the U.S. statutory tax rate primarily due to the non-deductible $35.0 million goodwill and the $1.2 million intangible asset impairment charges, losses in certain jurisdictions for which there is no tax benefit and income in certain foreign jurisdictions with tax rates lower than the US statutory rate. The Company’s effective income tax rate for the three months ended June 30, 2008 was 26.8%. This rate is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia, partially offset by tax expense related to foreign earnings repatriation during 2008.
Net income attributable to the noncontrolling interest relates to the Company’s 55%-owned smelter joint venture in the DRC. Net income attributable to the noncontrolling interest was $1.7 million in the second quarter of 2009 compared with $4.4 million in the second quarter of 2008. The change was due to the unfavorable impact of lower cobalt prices and decreased deliveries in the second quarter of 2009 compared with the second quarter of 2008.
Income (loss) from continuing operations attributable to OM Group, Inc. was a loss of $35.0 million, or $1.16 per diluted share, in the second quarter of 2009, compared with income of $56.6 million, or $1.86 per diluted share, in the second quarter of 2008, due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was a loss of $35.3 million, or $1.17 per diluted share, in the second quarter of 2009, compared with income of $56.2 million, or $1.85 per diluted share, in the second quarter of 2008. The decrease was due primarily to the aforementioned factors.
First Six Months of 2009 Compared With First Six Months of 2008

	Six Months Ended June 30,
(thousands of dollars & percent of net sales)	2009		2008
Net sales	$395,058		$991,620
Cost of products sold	334,009		728,931

Gross profit	61,049	15.5%	262,689	26.5%
Selling, general and administrative expenses	68,439	17.3%	84,476	8.5%
Goodwill impairment, net	37,629		—
Gain on termination of retiree medical plan	(4,693)		—

Operating profit (loss)	(40,326)	-10.2%	178,213	18.0%
Other income, net	656		521

Income (loss) from continuing operations before income tax expense	(39,670)		178,734
Income tax expense	(5,729)		(49,451)

Income (loss) from continuing operations, net of tax	(45,399)		129,283
Loss from discontinued operations, net of tax	(61)		(731)

Consolidated net income (loss)	(45,460)		128,552
Net (income) loss attributable to the noncontrolling interest	1,852		(17,100)

Net income (loss)	$(43,608)		$111,452

The following table identifies, by segment, the components of change in net sales for the first six months of 2009 compared with the first six months of 2008:

2008 Net Sales	$991,620
Increase (decrease) in 2009 from:
Advanced Materials	(478,530)
Specialty Chemicals	(118,335)
Intersegment items	303

2009 Net Sales	$395,058

Net sales decreased $596.6 million, or 60.2%, primarily due to a $242.8 million decrease from lower product selling prices in the Advanced Materials segment, which resulted from an decrease in the average cobalt reference price in the first six months of 2009 compared with the first six months of 2008, and a $131.2 million decrease from the resale of cobalt metal. The weak economy drove decreases in volume in both Specialty Chemicals ($92.4 million) and Advanced Materials ($78.4 million) as a result of weak end-market demand and customer de-stocking. Copper by-product sales also were lower ($25.8 million) due to the lower average copper price and decreased volume in the first six months of 2009 compared with the first six months of 2008.
Gross profit decreased to $61.0 million in the first six months of 2009, compared with $262.7 million in the first six months of 2008. The largest factor affecting the $201.7 million decrease in gross profit was the changes in the average cobalt reference price during 2008 and 2009. The average cobalt reference price rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter and averaged $45.93 in the second quarter of 2008. As a result, the first six months of 2008 benefited from higher product selling prices due to the high average reference price for cobalt during this period. The average reference price of cobalt was $13.37 and $14.44 in the first and second quarter of 2009, respectively, which resulted in lower Advanced Materials selling prices and reduced gross profit by $118.4 million as compared to the first six months of 2008. Also impacting the Advanced Materials segment gross profit was decreased volume ($48.3 million) and a decrease in profit associated with copper by-product sales ($11.0 million). The first six months of 2008 was favorably impacted by a $4.0 million gain on cobalt forward purchase contracts. Advanced Materials was favorably impacted by a $9.0 million reduction in manufacturing and distribution expenses due primarily to reduced volume and the Company’s cost cutting initiatives that include reductions in discretionary spending; headcount reductions; and decreased employee incentive compensation. In the Specialty Chemicals segment, decreased volume reduced gross profit by $33.5 million. Specialty Chemicals was favorably impacted by a $9.8 million reduction in manufacturing and distribution expenses due primarily to the reduced volume and the Company’s cost cutting initiatives described above, partially offset by a $1.8 million charge to reduce the carrying value of certain inventory to market value at June 30, 2009. The decrease in gross profit as a percentage of net sales (15.5% in the first six months of 2009 versus 26.5% in the first six months of 2008) was primarily due to the favorable effect of a rising cobalt price environment in the second quarter of 2008, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials as compared to the conditions that existed during the first six months of 2009, which included a lower and more stable price environment and fixed expenses spread over lower sales volumes.
SG&A decreased to $68.4 million in the first six months of 2009, compared with $84.5 million in the first six months of 2008. The decline in SG&A was primarily attributable to overall reduced spending due to reduced volume and the Company’s cost cutting initiatives, including headcount reductions and decreased employee incentive compensation. The increase in SG&A as a percentage of net sales (17.3% in the first six months of 2009 versus 8.5% in the first six months of 2008) was due to SG&A expenses being spread over lower net sales.
In the first six months of 2009, the Company recorded a non-cash charge totaling $37.6 million in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, UPC and Photomasks businesses. The charge is net of a $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million taken in the fourth quarter of 2008 related to the UPC reporting unit as the Company finalized its step-two analysis in the first quarter of 2009. See Note 4.
The Company recognized a $4.7 million gain for the six months ended June 30, 2009 on the termination of retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation has been eliminated.

The following table identifies, by segment, the components of change in operating profit for the first six months of 2009 compared with the first six months of 2008:

(In thousands)
2008 Operating Profit	$178,213
Increase (decrease) in 2009 from:
Advanced Materials	(163,397)
Specialty Chemicals	(60,645)
Corporate	7,139
Intersegment items	(1,636)

2009 Operating Loss	$(40,326)

The change in operating profit (loss) for the first six months of 2009 as compared to the first six months of 2008 was due to the factors discussed above.
Other income, net increased to $0.7 million in the first six months of 2009 compared with $0.5 million in the first six months of 2008. The following table summarizes the components of Other income, net:

	Six Months Ended June 30,
(In thousands)	2009	2008
Interest expense	$(532)	$(907)
Interest income	533	874
Foreign exchange gain	865	748
Other expense, net	(210)	(194)

	$656	$521

The change in income (loss) from continuing operations before income tax expense for the first six months of 2009 compared with the first six months of 2008 was due to the factors discussed above, primarily the impact of the decline in the cobalt reference price and the negative impact on demand caused by the deterioration of the global economy.
The Company recorded tax expense of $5.7 million on pretax losses of $39.7 million for the six months ended June 30, 2009, resulting in a negative effective tax rate. In the six months ended June 30, 2009, the Company recorded discrete tax expense items totaling $5.7 million, which included expense of $5.3 million related to GTL in the DRC, of which the Company’s share is 55%; expense of $1.8 million related to withholding tax on earnings planned to be repatriated from Taiwan, and a benefit of $1.2 million related to reversal of a liability settled in the Company’s favor. Excluding discrete items, the tax rate for first six months of 2009 differs from the U.S. statutory tax rate primarily due to the non-deductible $37.6 million goodwill impairment charge, losses in certain jurisdictions for which there is no tax benefit and income in certain foreign jurisdictions with tax rates lower than the US statutory rate. The Company’s effective income tax rate for the six months ended June 30, 2008 was 27.7%. This rate is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia, partially offset by tax expense related to foreign earnings repatriation during 2008.
Net (income) loss attributable to the noncontrolling interest relates to the Company’s 55%-owned smelter joint venture in the DRC. Net loss attributable to the noncontrolling interest of $1.9 million in the first six months of 2009 compared with net income attributable to the noncontrolling interest of $17.1 million in the first six months of 2008. The change was due to the unfavorable impact of lower cobalt prices and decreased deliveries in the first six months of 2009 compared with the first six months of 2008.
Income (loss) from continuing operations attributable to OM Group, Inc. was a loss of $43.5 million, or $1.44 per diluted share, in the first six months of 2009, compared with income of $112.2 million, or $3.69 per diluted share, in the first six months of 2008, due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was a loss of $43.6 million, or $1.44 per diluted share, in the first six months of 2009, compared with income of $111.5 million, or $3.67 per diluted share, in the first six months of 2008. The decrease was due primarily to the aforementioned factors.

Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2009	2008	2009	2008
Net sales	$104.0	$359.1	$213.0	$691.5

Operating profit	$5.0	$79.5	$11.4	$174.8

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volumes
Sales volume — metric tons *	7,000	7,934	13,349	16,475
Cobalt refining volume — metric tons	2,055	2,148	4,189	4,524

*	Sales volume includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Batteries	43%	37%	50%	40%
Chemical	14%	12%	14%	14%
Powder Metallurgy	6%	13%	6%	11%
Ceramics	4%	4%	4%	4%
Other*	33%	34%	26%	31%

*	Other includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Americas	8%	11%	7%	10%
Asia	49%	40%	55%	44%
Europe	43%	49%	38%	46%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2009	2008
First Quarter	$13.37	$46.19
Second Quarter	$14.44	$45.93
Third Quarter	n/a	$32.54
Fourth Quarter	n/a	$20.81
Full Year	n/a	$36.58
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2009	2008
First Quarter	$1.56	$3.52
Second Quarter	$2.12	$3.83

Net Sales
The following table identifies the components of change in net sales for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
(in millions)	June 30	June 30
2008 Net Sales	$359.1	$691.5
Increase (decrease) in 2009 from:
Selling price	(126.2)	(242.8)
Cobalt metal resale	(78.5)	(131.2)
Volume	(38.1)	(78.4)
Copper (price and volume)	(11.4)	(25.8)
Other	(0.9)	(0.3)

2009 Net Sales	$104.0	$213.0

The net sales decreases in the second quarter and the first six months of 2009 were due primarily to decreased product selling prices which resulted from a decrease in the average cobalt reference price. Cobalt metal resale was also negatively impacted by the decrease in the cobalt price. Weak worldwide economic conditions drove decreases in volume, which impacted all end markets including cobalt metal resale. Copper by-product sales were lower due to the lower average copper price in 2009 compared with 2008.
Operating Profit
The following table identifies the components of change in operating profit for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
(in millions)	June 30	June 30
2008 Operating Profit	$79.5	$174.8
Increase (decrease) in 2009 from:
Price (including cobalt metal resale)	(59.4)	(118.4)
Volume (including cobalt metal resale)	(25.7)	(48.3)
Copper (price and volume)	(3.3)	(11.0)
2008 (Gain) loss on cobalt forward purchase contract	1.8	(4.0)
Foreign currency	3.2	6.5
Reductions in manufacturing and distribution expenses	6.5	9.0
Reductions in SG&A expenses	2.8	4.0
Other	(0.4)	(1.2)

2009 Operating Profit	$5.0	$11.4

The decrease in operating profit in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 was primarily due to unfavorable cobalt pricing. During 2008, the reference price of low grade cobalt listed in the trade publication, Metal Bulletin, rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter of 2008 and averaged $45.93 per pound in the second quarter of 2008. The average reference price of cobalt was $13.37 and $14.44 in the first and second quarters of 2009, respectively. In a rising cobalt price environment, the Company benefits through higher selling prices relative to raw material costs, both of which are dependent upon the prevailing cobalt price. Conversely, a declining price environment has the opposite effect.

Operating profit was also impacted by decreased volume as the deterioration of the global economy has resulted in weak demand in Advanced Materials’ end markets. The decrease in profit associated with copper by-product sales was due to both unfavorable price and decreased volume associated with differences in raw material mix. These items were partially offset by a favorable currency impact and decreased manufacturing and distribution and SG&A expenses. The favorable currency impact was primarily the result of the weaker Euro against the U.S. Dollar in the first six months of 2009 compared to the first six months of 2008. Manufacturing and distribution and SG&A expenses for the three and six months ended June 30, 2009 decreased compared to the three and six months ended June 30, 2008 primarily due to overall reduced spending in response to the worldwide recessionary economic conditions including reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation.
The three and six months ended June 30, 2008 included a $1.8 million loss and a $4.0 million gain, respectively, to mark to market forward purchase contracts not designated as hedging instruments under SFAS No. 133. See Note 6.
Specialty Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2009	2008	2009	2008
Net sales	$100.3	$152.5	$183.3	$301.6

Operating profit (loss)	$(31.8)	$12.4	$(39.8)	$20.8

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Semiconductor	28%	22%	28%	22%
Coatings	19%	20%	19%	20%
Tire	10%	15%	11%	15%
PCB	20%	18%	19%	16%
Memory Disk	9%	9%	9%	11%
Chemical	9%	11%	9%	11%
General Metal Finishing	2%	3%	2%	3%
Other	3%	2%	3%	2%
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Americas	27%	30%	29%	29%
Asia	45%	38%	41%	38%
Europe	28%	32%	30%	33%

The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volumes
Advanced Organics sales volume — metric tons	5,984	7,738	10,887	16,124
Electronic Chemicals sales volume — gallons (thousands)	2,209	3,427	3,887	6,688
Ultra Pure Chemicals sales volume — gallons (thousands)	1,184	1,371	2,129	2,570
Photomasks — number of masks	6,931	6,904	13,431	13,771
Net Sales
The following table identifies the components of change in net sales for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
(in millions)	June 30	June 30
2008 Net Sales	$152.5	301.6
Increase (decrease) in 2009 from:
Volume	(33.7)	(92.4)
Selling price	(12.5)	(16.4)
Foreign currency	(6.3)	(9.9)
Other	0.3	0.4

2009 Net Sales	$100.3	$183.3

The $52.2 million decrease in net sales in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to decreased volume. Volumes were down across all end markets due to weak demand as a result of the global economic conditions. Unfavorable selling prices and the stronger U.S. dollar also negatively impacted net sales.
The $118.3 million decrease in net sales in the first six months of 2009 compared to the first six months of 2008 was primarily due to decreased volume. Volumes were down across all end markets due to weak demand and customers’ inventory de-stocking as a result of the global economic conditions. Unfavorable selling prices and the stronger U.S. dollar also negatively impacted net sales.

Operating Profit
The following table identifies the components of change in operating profit for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
(in millions)	June 30	June 30
2008 Operating Profit	$12.4	$20.8
Increase (decrease) in 2009 from:
Goodwill impairment, net	(35.0)	(37.6)
Volume	(11.6)	(33.5)
Price	(4.2)	(7.6)
Lower of cost or market inventory charge	—	(1.8)
Intangible asset impairment charge	(1.2)	(1.2)
Reductions in manufacturing and distribution expenses	5.3	9.8
Reductions in selling, general and administrative expenses	3.9	7.3
Foreign currency	0.6	3.4
Other	(2.0)	0.6

2009 Operating Loss	$(31.8)	$(39.8)

The $44.2 million decrease in operating profit (loss) in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to the a non-cash charge totaling $35.0 million in the Specialty Chemicals segment for the impairment of goodwill related to the UPC and Photomasks businesses and a $1.2 million non-cash intangible asset impairment charge . See Note 4. In addition, the second quarter of 2009 was impacted by the decrease in sales volume that drove the decrease in net sales discussed above and unfavorable pricing as price competition increased as a result of reduced market volume. These unfavorable items were partially offset by decreased manufacturing and distribution and SG&A expenses as a result of a reduction in discretionary spending, headcount reductions, and decreased employee incentive compensation.
The $64.5 million decrease in operating profit (loss) in the first six months of 2009 compared to the first six months of 2008 was primarily due to non-cash charges totaling $37.6 million in the Specialty Chemicals segment for the impairment of goodwill related to the UPC, Photomasks and Advanced Organics businesses and a $1.2 million non-cash intangible asset impairment charge. See Note 4. In addition, the first six months of 2009 were impacted by the decrease in sales volume that drove the decrease in net sales discussed above and unfavorable pricing as price competition increased as a result of reduced market volume. These unfavorable items were partially offset by decreased manufacturing and distribution and SG&A expenses as a result of a reduction in discretionary spending, headcount reductions, and decreased employee incentive compensation.
Corporate Expenses
Corporate expenses consist of corporate overhead supporting both the Advanced Materials and Specialty Chemicals segments but not specifically allocated to either segment, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses were $2.6 million in the second quarter of 2009 compared with $9.6 million in the second quarter of 2008, and $11.9 million in the first six months of 2009 compared with $19.1 million in the first six months of 2008. The second quarter of 2009 includes a $4.7 million gain for the termination of the Company’s retiree medical plan. Also impacting corporate expenses was a decrease in employee incentive and share-based compensation expense in the first three and six months of 2009. This decrease was primarily due to a reduction in anticipated annual incentive compensation, a reduction in the number of time-based restricted shares outstanding, and a reduction in expense related to performance-based incentive compensation as the probability of achievement/vesting decreased. The decrease in employee incentive and share-based compensation in the first six months of 2009 was partially offset by increased professional services fees.

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
Net cash provided by (used for):	2009	2008	Change
Operating activities	$67,634	$14,917	$52,717
Investing activities	(17,754)	(9,344)	(8,410)
Financing activities	(27,087)	8,360	(35,447)
Effect of exchange rate changes on cash	695	1,268	(573)

Net change in cash and cash equivalents	$23,488	$15,201	$8,287

In the first six months of 2009, net cash provided by operations of $67.6 million was primarily due to a decrease in cash used for working capital requirements, which reflected a decrease in inventories, advances to suppliers and accounts receivable. These amounts were partially offset by a net loss in the 2009 period net of depreciation and amortization expense. In the first six months of 2008, net cash provided by operations was primarily due to net income in the period plus depreciation and amortization, partially offset by higher working capital needs reflecting higher inventory and accounts receivable balances. The 2008 increase in inventories and accounts receivable was due to the significantly higher cobalt metal prices in the second quarter of 2008 compared with the fourth quarter of 2007.
Net cash used for investing activities is due primarily to capital expenditures of $15.4 million and $16.5 million in the 2009 and 2008 period, respectively. Net cash used for investing activities in the 2008 period also includes proceeds of $4.5 million from loans to the Company’s consolidated joint venture partner and proceeds of $7.7 million related to settlement of cobalt forward purchase contracts, partially offset by cash payments of $3.8 million for professional fees incurred in connection with the acquisitions completed during 2007.
Cash used for financing activities in the 2009 period is primarily repayment of all of the Company’s outstanding debt of $26.1 million. The first six months of 2008 included $47.0 million net borrowings under the revolving credit agreement, partially offset by a $14.9 million distribution to the DRC smelter joint venture partners.
Financial Condition
Cash and cash equivalents were $268.3 million at June 30, 2009, compared to $272.4 million at March 31, 2009 and $244.8 million at December 31, 2008. The increase in cash of $23.5 million in the first six months of 2009 was the net impact of $67.6 million provided by operating activities, $17.8 million used for investing activities, $27.1 million used for financing activities, and a $0.7 million increase in cash due to changes in exchange rates. Expected uses of cash include working capital needs, planned capital expenditures and future acquisitions.
Cash balances are held in numerous locations throughout the world, including substantial amounts held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, could be subject to U.S. federal and state income taxes, less applicable foreign tax credits.
Net working capital (defined as inventory plus accounts receivable less accounts payable) decreased during the three months ended June 30, 2009. At June 30, 2009, net working capital was $297.3 million compared to $320.1 million at March 31, 2009 and $346.9 million at December 31, 2008. Accounts receivable at June 30, 2009 was down 14 percent compared to December 31, 2008, primarily due to decreased sales. Days sales outstanding for receivables was 48 days at both June 30, 2009 and December 31, 2008. Inventory was reduced at June 30, 2009 by 12 percent compared to December 31, 2008 primarily due to the impact of the lower average cobalt metal reference price, partially offset by higher cobalt inventory volume. Days in inventory increased to 126 days compared to 96 days at December 31, 2008 as a result of the weak global economic conditions. Accounts payable at March 31, 2009 was down 14 percent compared to December 31, 2008 primarily due to decreased purchases related to lower sales. Days payables outstanding was 39 days at June 30, 2009 and compared to 27 days at December 31, 2008.

Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions and discretionary approvals of the lenders. At June 30, 2009, the Company was in compliance with such conditions but would need to obtain incremental credit commitments by new and/or existing lenders under the existing terms and conditions of the Revolver to access the accordion feature. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt to adjusted earnings ratio. As of June 30, 2009, the Company was in compliance with all of the covenants under the Revolver. Minimum net worth is defined as an amount equal to the sum of $826.1 million plus 75% of consolidated net income for each quarter ending after March 1, 2007 for which consolidated net income is positive. Minimum net worth was $1,050.1 million at June 30, 2009. Consolidated net worth, defined as total OM Group, Inc. stockholders’ equity, was $1,095.1 million at June 30, 2009. The Company is required to maintain a debt to adjusted earnings ratio of consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of no more than 3.5 times. Consolidated net debt is defined as consolidated total debt less cash and cash equivalents. At June 30, 2009, the Company had no consolidated net debt. The Revolver includes a cross default provision whereby an event of default under other debt obligations, as defined, will be considered an event of default under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) plus a calculated margin amount, or on a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt-to-adjusted-earnings ratio. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010. During the second quarter of 2009, the Company repaid the outstanding revolver balance of $25.0 million with available cash on hand. The outstanding Revolver balance was $0 and $25.0 million at June 30, 2009 and December 31, 2009, respectively.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at June 30, 2009 or December 31, 2008.
During the second quarter of 2009, the Company repaid the remaining $1.1 million balance of a term loan with available cash on hand. The balance of the term loan was $1.1 million at December 31, 2008.
The Company believes that cash flow from operations, together with its strong cash position, absence of debt and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital, acquisition and planned capital expenditures during the remainder of 2009. However, if the global economic weakness continues for an extended period of time, the Company’s liquidity and financial position could be adversely affected.
Capital Expenditures
Capital expenditures in the first six months of 2009 were $15.4 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $14 to $18 million for the remainder of 2009. The primary projects are capacity expansion in selected product lines at the Kokkola refinery, expenditures to maintain and improve throughput with outlays for sustaining operations and environmental, health and safety compliance, and other fixed asset additions at existing facilities.
Contractual Obligations
Since December 31, 2008, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2008 except the repayment of the outstanding Revolver balance and term loan discussed above in “Liquidity and Capital Resources,” which decreased our debt obligations from $26.1 million as of December 31, 2008 to $0.0 million as of June 30, 2009.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 other than the adoption of SFAS No. 165, SFAS No. 157 for nonfinancial assets and liabilities, SFAS No. 160, SFAS No. 141R, SFAS No. 161, FSP FAS No. 141(R)-1, FSP FAS No. 142-3, FSP EITF 03-6-1, EITF No. 08-6 and FSP FAS No. 107-1 and APB No. 28-1, as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
As the Company recognized impairment charges relating to goodwill in the first and second quarters of 2009, the disclosure below provides additional detail related to the policy applicable to the review of goodwill for impairment.
Goodwill and Other Intangible Assets — The Company has goodwill of $232.1 million and $268.7 million at June 30, 2009 and December 31, 2008, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to test goodwill and indefinite-lived intangible assets for impairment annually and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. Under SFAS No. 142, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, UPC and Photomasks.
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
The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. The terminal value estimates the value of the ongoing cash flows after the discrete forecast period using a nominal long-term growth rate of 3.5 percent based on long-term inflation projections. The WACC is derived using a Capital Asset Pricing Model (“CAPM”). The risk-free rate in the CAPM is based on 20-year U.S. Treasury Bonds, the beta is determined based on an analysis of comparable public companies, the market risk premium is derived from historical risk premiums and the size premium is based on the size of the Company. The risk-free rate was adjusted for the risks associated with the operations of the reporting units. As a proxy for the cost of debt, the Company uses the Baa borrowing rate, an estimated effective tax rate, and applies an estimated debt to total invested capital ratio using market participant assumptions to arrive at an after-tax cost of debt. The WACC’s used in the goodwill testing at June 30, 2009 ranged from 13.16% to 16.03%. Changes to these estimates and projections could result in a significantly different estimate of the fair value of the reporting units which could result in an impairment of goodwill.
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

The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the fourth quarter. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions, future cobalt price assumptions and the WACC used in the DCF model. The results of the testing as of December 31, 2008 confirmed that the carrying value of the UPC reporting unit exceeded its fair value. As such, the Company conducted a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment and, as a result of that analysis, the Company recorded an estimated goodwill impairment charge of $8.8 million. The Company finalized the step-two analysis during the first quarter of 2009 and concluded the goodwill impairment charge for UPC was $4.7 million; therefore, the Company recorded a $4.1 million adjustment in the first quarter of 2009 to reverse a portion of the 2008 charge.
During the first quarter of 2009, additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. In accordance with SFAS No. 142, the Company completed step one of the impairment analysis and concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its fair value. As such, the Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the first quarter of 2009, the Company recorded an estimated goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit. The Company finalized step two of the impairment analysis in the second quarter of 2009 and determined no adjustment to the $6.8 million charge was necessary.
During the second quarter of 2009 the Company again revised its 2009 forecast and outlook beyond 2009 to reflect the continued economic downturn and, consequently, the Company’s assumptions regarding growth and recovery trends in the markets it serves. Also during the second quarter of 2009, the Company updated its assumption with respect to the probability of future cash flows from opportunities related to a license agreement associated with UPC. The license agreement was an existing asset of UPC when it was acquired from Rockwood Specialties Group, Inc. in 2007. Based on the uncertain impact the current state of the economy may have on both the timing and execution of activities from this license agreement, the Company has concluded that no estimated future cash flows should be included in the valuation of the UPC reporting unit. The Company continues to own the license agreement and therefore would participate in any future market opportunities should they occur.
The Company concluded that operating losses in certain reporting units for the first six months of 2009 and the revisions to estimated future cash flows and growth rates were potential indicators of impairment and an interim goodwill impairment test was required as of June 30, 2009. In accordance with SFAS No. 142, the Company completed step-one of the impairment analysis and concluded that, as of June 30, 2009, the carrying values of its UPC and Photomasks reporting units exceeded their fair values. As such, the Company undertook a preliminary step-two analysis in accordance with SFAS No. 142 in order to determine the amount of the goodwill impairment. In the second quarter of 2009, the Company recorded an estimated goodwill impairment charge of $35.0 million to write off $21.0 million of goodwill related to the UPC reporting unit and $14.0 million of goodwill related to the Photomasks reporting unit.
The primary factors contributing to the $35.0 million impairment charge in the three months ended June 30, 2009 were the reduced assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections, and the change in the Company’s assumption with respect to the probability of future cash flows from opportunities related to the UPC license agreement. The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the annual and interim impairment testing. The Company believes the assumptions used in the annual and interim impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed. Any adjustments to the $35.0 million estimate will be recorded upon finalization of step-two of the impairment analysis, which the Company expects to complete in the third quarter of 2009. The total amount of goodwill of the UPC and Photomasks reporting units prior to the impairment charge was $28.5 million and $22.3 million, respectively.
The Company determined that the estimated fair value of the Advanced Materials and Electronic Chemicals reporting units exceeded their carrying values, therefore; no goodwill impairment existed in those reporting units as of June 30, 2009. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment testing for the Advanced Materials and Electronic Chemicals reporting units, the Company applied a hypothetical 5% decrease to the estimated fair value and separately applied a hypothetical increase of 100 basis points to the WACC and determined that there would still be no impairment of goodwill for the Advanced Materials and Electronic Chemicals reporting units.
In order to confirm the reasonableness of all the fair values calculated, the Company reconciled the sum of the fair values of the reporting units to the Company’s market capitalization at June 30, 2009 and December 31, 2008. The Advanced Materials reporting unit utilizes unrefined cobalt as a significant raw material. The cobalt market is very small compared to other metals such as nickel and copper; cobalt is not traded on a terminal market (such as the London Metal Exchange), which contributes to price volatility; significant cobalt price volatility makes it difficult for investors to predict the Company’s operating results; and the majority of cobalt is produced in the DRC, which is considered a high-risk country in which to do business. The Company believes these factors influence its stock price and a control premium is required to appropriately reflect the Company’s fair value. The Company also believes its stock price is influenced by the strategic transformation being undertaken by the Company and by the fact that the Company does not issue earnings guidance.
Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company’s results of operations and financial position.
Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report (including the Notes to Unaudited Condensed Consolidated Financial Statements) contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing of this report. Significant factors affecting these expectations are set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from December 31, 2008 to June 30, 2009.

Item 4.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the second quarter of 2009 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased under the
Period	Purchased (1)	per Share	Programs	Plans or Programs
April 1 - 30, 2009	—	$—	—	$—
May 1 - 31, 2009	5,350	28.48	—	—
June 1 - 30, 2009	—	—	—	—

Total April 1 - June 30, 2009	5,350	$28.48	—	$—

(1)	Consists of shares of common stock of the Company surrendered to the Company by employees to pay required taxes applicable to the vesting of restricted stock, in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
The following matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on May 12, 2009:

Description	For	Withheld
1. Election of Directors:
For terms expiring in 2012
Richard W. Blackburn	13,620,127	12,822,297
Steven J. Demetriou	13,289,363	13,153,061
Gordon Ulsh	13,733,227	12,709,197

	For	Against	Abstentions
2. Confirmation of the appointment of Ernst & Young LLP:	26,034,554	389,924	17,947

Item 6.	Exhibits
Exhibits are as follows:
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.
Dated August 6, 2009	By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)