Form 10-Q
period 2009-09-30
OM GROUP INC
filed 2009-11-05
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
216-781-0083
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐     No ☑
As of October 31, 2009 there were 30,556,138 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

PART II — OTHER INFORMATION
Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

	Signatures	50
EX-31.1
EX-31.2
EX-32

Part I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2009	2008
ASSETS:
Current assets
Cash and cash equivalents	$300,474	$244,785
Accounts receivable, less allowances	125,941	130,217
Inventories	263,483	306,128
Refundable and prepaid income taxes	56,584	55,059
Other current assets	40,532	59,227

Total current assets	787,014	795,416

Property, plant and equipment, net	232,642	245,202
Goodwill	234,205	268,677
Intangible assets, net	79,461	84,824
Notes receivable from joint venture partner, less allowance	13,915	13,915
Other non-current assets	30,348	26,393

Total assets	$1,377,585	$1,434,427

LIABILITIES:
Current liabilities
Current portion of long-term debt	$—	$80
Accounts payable	100,581	89,470
Accrued income taxes	1,902	17,677
Accrued employee costs	18,297	31,168
Other current liabilities	27,713	21,074

Total current liabilities	148,493	159,469

Long-term debt	—	26,064
Deferred income taxes	27,864	26,764
Other non-current liabilities	42,190	44,052

Total liabilities	218,547	256,349

EQUITY:
OM Group, Inc. stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,432,829 shares issued in 2009 and 30,317,403 shares issued 2008	304	303
Capital in excess of par value	567,626	563,454
Retained earnings	570,182	602,365
Treasury stock (166,672 in 2009 and 136,328 shares in 2008, at cost)	(6,025)	(5,490)
Accumulated other comprehensive loss	(18,155)	(29,983)

Total OM Group, Inc. stockholders’ equity	1,113,932	1,130,649
Noncontrolling interest	45,106	47,429

Total equity	1,159,038	1,178,078

Total liabilities and equity	$1,377,585	$1,434,427

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
Net sales	$235,239	$448,630	$630,297	$1,440,250
Cost of products sold (excluding restructuring charge)	181,183	362,369	515,192	1,091,300
Restructuring charge	11,377	—	11,377	—

Gross profit	42,679	86,261	103,728	348,950
Selling, general and administrative expenses	32,103	40,902	100,542	125,378
Goodwill impairment, net	(125)	—	37,504	—
Restructuring charge	551	—	551	—
Gain on termination of retiree medical plan	—	—	(4,693)	—

Operating profit (loss)	10,150	45,359	(30,176)	223,572
Other income (expense):
Interest expense	(76)	(385)	(608)	(1,292)
Interest income	193	535	726	1,409
Foreign exchange gain (loss)	(215)	121	650	869
Other expense, net	(25)	(371)	(235)	(565)

	(123)	(100)	533	421

Income (loss) from continuing operations before income tax (expense) benefit	10,027	45,259	(29,643)	223,993
Income tax (expense) benefit	(921)	14,533	(6,650)	(34,918)

Income (loss) from continuing operations, net of tax	9,106	59,792	(36,293)	189,075
Income (loss) from discontinued operations, net of tax	1,846	520	1,785	(211)

Consolidated net income (loss)	10,952	60,312	(34,508)	188,864
Net (income) loss attributable to the noncontrolling interest	473	(4,046)	2,325	(21,146)

Net income (loss) attributable to OM Group, Inc.	$11,425	$56,266	$(32,183)	$167,718

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.32	$1.85	$(1.12)	$5.58
Income (loss) from discontinued operations attributable to OM Group, Inc common shareholders	0.06	0.01	0.06	(0.01)

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.38	$1.86	$(1.06)	$5.57

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.32	$1.84	$(1.12)	$5.53
Income (loss) from discontinued operations attributable to OM Group, Inc. common shareholders	0.06	0.01	0.06	—

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.38	$1.85	$(1.06)	$5.53

Weighted average shares outstanding
Basic	30,265	30,183	30,236	30,087
Assuming dilution	30,436	30,350	30,236	30,352
Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$9,579	$55,746	$(33,968)	$167,929
Income (loss) from discontinued operations, net of tax	1,846	520	1,785	(211)

Net income (loss)	$11,425	$56,266	$(32,183)	$167,718

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Consolidated net income (loss)	$10,952	$60,312	$(34,508)	$188,864
Foreign currency translation adjustments	5,949	(27,659)	11,592	(18,595)
Reversal of accumulated unrecognized gain on retiree medical plan	—	—	(137)	—
Reclassification of hedging activities into earnings, net of tax	451	(406)	541	81
Unrealized gain (loss) on cash flow hedges, net of tax	(494)	1,063	(168)	297

Net change in accumulated other comprehensive income (loss)	5,906	(27,002)	11,828	(18,217)

Comprehensive income (loss)	16,858	33,310	(22,680)	170,647
Comprehensive (income) loss attributable to noncontrolling interest	472	(4,041)	2,323	(21,144)

Comprehensive income (loss) attributable to OM Group, Inc.	$17,330	$29,269	$(20,357)	$149,503

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Nine Months Ended September 30,
(In thousands)	2009	2008
Operating activities
Consolidated net income (loss)	$(34,508)	$188,864
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,785)	211
Depreciation and amortization	41,110	41,636
Share-based compensation expense	4,586	6,645
Tax deficiency (excess tax benefit) from exercise/vesting of share awards	424	(1,111)
Foreign exchange gain	(650)	(869)
Goodwill impairment charges, net	37,504	—
Restructuring charge	11,928	—
Gain on termination of retiree medical plan	(4,693)	—
Gain on cobalt forward purchase contracts	—	(4,002)
Interest income received from consolidated joint venture partner	—	3,776
Other non-cash items	5,051	(6,473)
Changes in operating assets and liabilities
Accounts receivable	4,183	(22,322)
Inventories	40,804	(42,631)
Accounts payable	11,111	(64,887)
Accrued income taxes	(15,652)	(28,829)
Other, net	5,143	(17,547)

Net cash provided by operating activities	104,556	52,461

Investing activities
Expenditures for property, plant and equipment	(22,128)	(23,282)
Proceeds from loans to consolidated joint venture partner	—	4,514
Professional fees related to acquisitions	—	(5,288)
Proceeds from settlement of cobalt forward purchase contracts	—	10,736
License agreement	(1,500)	—
Expenditures for software	(951)	(1,286)
Other, net	—	(790)

Net cash used for investing activities	(24,579)	(15,396)

Financing activities
Payments of revolving line of credit and long-term debt	(26,141)	(45,485)
Borrowings from revolving line of credit	—	70,000
Distributions to joint venture partners	—	(14,934)
Payment related to surrendered shares	(535)	(3,251)
Proceeds from exercise of stock options	11	872
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	(424)	1,111

Net cash provided by (used for) financing activities	(27,089)	8,313
Effect of exchange rate changes on cash	2,801	(999)

Cash and cash equivalents
Increase in cash and cash equivalents	55,689	44,379
Balance at the beginning of the period	244,785	100,187

Balance at the end of the period	$300,474	$144,566

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Stockholders’ Equity

	Nine Months Ended September 30,
(In thousands)	2009	2008
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,181	30,061
Shares issued under share-based compensation plans	85	117

	30,266	30,178

Common Stock — Dollars
Beginning balance	$303	$301
Shares issued under share-based compensation plans	1	2

	304	303

Capital in Excess of Par Value
Beginning balance	563,454	554,933
Share-based compensation — employees	4,383	6,371
Share-based compensation — non-employee directors	203	274
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	(424)	1,111
Shares issued under share-based compensation plans	10	870

	567,626	563,559

Retained Earnings
Beginning balance, as originally reported	602,365	467,726
Adoption of EITF No. 06-10 in 2008	—	(193)

Beginning balance, as adjusted	602,365	467,533
Net income (loss) attributable to OM Group, Inc.	(32,183)	167,718

	570,182	635,251

Treasury Stock
Beginning balance	(5,490)	(2,239)
Reacquired shares	(535)	(3,251)

	(6,025)	(5,490)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(29,983)	7,665
Foreign currency translation	11,592	(18,595)
Reclassification of hedging activities into earnings, net of tax expense (benefit) of ($59) and $104 in 2009 and 2008, respectively	541	81
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of ($190) and $28 in 2009 and 2008, respectively	(168)	297
Reversal of accumulated unrecognized gain on retiree medical plan	(137)	—

	(18,155)	(10,552)

Total OM Group Inc. Stockholders’ Equity	1,113,932	1,183,071

Noncontrolling interest
Beginning balance	47,429	52,314
Net income (loss) attributable to the noncontrolling interest	(2,325)	21,146
Distributions to joint venture partners	—	(14,934)
Foreign currency translation	2	(2)

	45,106	58,524

Total Equity	$1,159,038	$1,241,595

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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2009 and the results of its operations and its comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 and the results of its cash flows and changes in stockholders’ equity for the nine months ended September 30, 2009 and 2008 have been included. The Company evaluated subsequent events through November 5, 2009, the date the financial statements were issued. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2 — Recently Issued Accounting Guidance
Accounting Guidance adopted in 2009:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the “FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)”, which established that the ASC is the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance on July 1, 2009 and has updated its references to specific GAAP literature to reflect the codification.
In August 2009, the FASB issued guidance on “Measuring Liabilities at Fair Value.” This update provides amendments to “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company adopted this guidance in the third quarter of 2009, and such adoption did not have a material effect on the Company’s consolidated financial statements.
In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance during the second quarter of 2009. See Note 1 for the required disclosure.
In September 2006, the FASB issued guidance on “Fair Value Measurements.” This guidance clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. This guidance only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments. As of January 1, 2008, the Company has adopted the provisions of this guidance with respect to financial assets and liabilities that are measured at fair value within the financial statements. As of January 1, 2009, the Company adopted this guidance for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples of nonfinancial assets include goodwill, intangibles, and other long-lived assets. The adoption did not have a material impact on the Company’s results of operations or financial position but did change the disclosures related to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. See Note 8.
In December 2007, the FASB issued guidance on “Consolidations,” which requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted this guidance on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the financial statement presentation related to noncontrolling (minority) interests. The financial statement presentation requirement has been applied retrospectively for all periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The adoption resulted in a $47.4 million reclassification of noncontrolling minority interests from long-term liabilities to equity on the December 31, 2008 Unaudited Condensed Consolidated Balance Sheet.
In December 2007, the FASB issued guidance on “Business Combinations.” This guidance changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance requires restructuring and acquisition-related costs to be recognized separately from the acquisition and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted this guidance on January 1, 2009. This guidance will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
In March, 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities that enhances required disclosures regarding derivatives and hedging activities, including how: (i) an entity uses derivative instruments, (ii) derivative instruments and related hedged items are accounted for and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to derivative instruments held by the Company. See Note 7.
In April 2008, the FASB issued guidance on “Determination of the Useful Life of Intangible Assets” that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under “Goodwill and Other Intangible Assets.” This guidance allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. The Company adopted this guidance on January 1, 2009 and will apply this guidance prospectively. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
In November 2008, the FASB ratified guidance on “Equity Method Investment Accounting Considerations.” This guidance provides guidance on how an equity method investment should initially be measured, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated, as well as other issues. The Company adopted this guidance on January 1, 2009. The Company will apply this guidance prospectively. The adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
In June 2008, the FASB ratified guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of calculating earnings per share. Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The Company adopted this guidance on January 1, 2009. Share-based payment awards granted by the Company do not contain nonforfeitable rights to dividends, therefore the adoption did not have any impact on the Company’s results of operations, financial position or related disclosures.
In April 2009, the FASB issued guidance on “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This guidance requires an acquirer to recognize assets acquired and liabilities assumed in a business combination that arise from contingencies at fair value, if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be recognized in accordance with, “Accounting for Contingencies.” This guidance will be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.” This guidance is effective for interim reporting periods ending after June 15, 2009 and requires disclosure about the fair value of financial instruments in interim periods. The Company adopted this guidance in the second quarter of 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to financial instruments held by the Company. See Note 8.
Accounting Guidance Not Yet Adopted
In December 2008, the FASB issued guidance on, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” effective for fiscal years ending after December 15, 2009. The Company will adopt this guidance in the fourth quarter of 2009. This guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its pension or other postretirement benefit plan assets. The adoption of this guidance will change the disclosures related to pension assets but is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued guidance on “Consolidation of Variable Interest Entities” to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for annual periods beginning after November 15, 2009. The Company has not determined the effect, if any, the adoption of this guidance will have on its results of operations or financial position.
Note 3 — Restructuring
During the third quarter of 2009, the Company announced, and began to implement, a restructuring plan of the Company’s Advanced Organics business within its Specialty Chemicals segment to better align the cost structure and asset base to industry conditions resulting from weak customer demand and overcapacity in the carboxylate business. The restructuring plan includes exiting of the Manchester manufacturing facility and workforce reductions at the Company’s Belleville, Ontario, Canada; Kokkola, Finland; and Westlake, Ohio locations. The restructuring plan includes the elimination of 94 employee positions, including two in Westlake, five in Belleville, 15 in Kokkola and 72 in Manchester. The Company expects approximately 10 positions will be eliminated in 2009, with the remaining positions eliminated during 2010 and the first half of 2011. All significant actions and the majority of position eliminations are expected to be completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
The Company accounts for contractual terminations in accordance with the “Compensation—Nonretirement Postemployment Benefits” topic of the ASC, which requires recording an accrual when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company accounts for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations in accordance with the “Exit or Disposal Cost Obligations” topic of the ASC, which addresses financial accounting and reporting for costs associated with restructuring activities. The Company establishes a liability for a cost associated with an exit or disposal activity, including one-time termination benefits, lease termination obligations and other related costs, when the liability is incurred rather than at the date the Company commits to an exit plan. Lease termination costs include remaining payments due under existing lease agreements after the cease-use date and any lease cancellation fees. The

Company reassesses the expected cost to complete the exit or disposal activities at the end of each reporting period and adjusts the remaining estimated liabilities, if necessary.
During the three months ended September 30, 2009, the Company recorded restructuring charges totaling $11.9 million in the Unaudited Condensed Consolidated Statements of Operations. The charges primarily resulted from the following activities:
•	Employee severance and health care continuation of $4.4 million;

•	An asset impairment charge of $5.5 million relating to property, plant and equipment;

•	An inventory impairment charge attributable to the restructuring of $1.8 million; and

•	A $0.2 million charge related to the impairment of software.
In addition to the charges described above, the Company will continue to incur severance, decommissioning and demolition costs, lease termination costs and other exit costs that will be expensed as incurred. The Company has incurred and expects to incur the following restructuring charges:

	Charges incurred in	Additional charges	Total
	the nine months ended	expected to	charges expected
	September 30, 2009	be incurred	to be incurred
Cash charges
Workforce reductions	$4,372	$2,786	$7,158
Decommissioning, demolition and lease termination charges	—	2,441	2,441

	4,372	5,227	9,599

Non-cash charges
Fixed asset impairment	5,536	—	5,536
Inventory impairment	1,841	—	1,841
Intangible asset impairment	179	—	179

	7,556	—	7,556

Total charges	$11,928	$5,227	$17,155

The following table presents the activity and balances related to the restructuring program for the nine months ended September 30, 2009:

	Workforce reductions	Impairments	Total
Balance at December 31, 2008	$—	$—	$—
Provision	4,372	7,556	11,928
Foreign currency translation adjustment	(152)	—	(152)
Cash payments	—	—	—
Non-cash charges	—	(7,556)	(7,556)

Balance at September 30, 2009	$4,220	$—	$4,220

The restructuring accruals are recorded on the Unaudited Condensed Consolidated Balance Sheet in Other current liabilities and represent future cash payments. Workforce reduction payments, primarily severance, are expected to be completed by 2011, with the majority of payments occurring in the second half of 2010 and the first half of 2011.

Note 4 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Raw materials and supplies	$144,001	$168,060
Work-in-process	14,471	14,797
Finished goods	105,011	123,271

	$263,483	$306,128

The December 31, 2008 balance includes the effect of a $27.7 million charge to reduce the carrying value of certain inventories to market value, which was lower than cost at December 31, 2008, due primarily to the declining price of cobalt in the second half of 2008. Reductions in carrying value at December 31 are deemed to establish a new cost basis.
Note 5 — Goodwill and Other Intangible Assets
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit (with goodwill) and compares that amount to the carrying value of that reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, the “Intangibles—Goodwill and Other” topic of the ASC requires a second step to determine the implied fair value of goodwill of the reporting unit, and a comparison of that amount to the carrying value of the goodwill of the reporting unit. This second step includes valuing all of the tangible and intangible assets and liabilities of the reporting unit as if they had been acquired in a business combination.
Under the “Intangibles—Goodwill and Other” topic of the ASC, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level or reporting unit). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks. The Company is organized into two segments: Advanced Materials and Specialty Chemicals. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks.
To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The Company selected the DCF model as it believes it is comparable to what would be used by market participants to estimate its fair value. The impairment test incorporates the Company’s estimates of future cash flows; allocations of certain assets, liabilities and cash flows among reporting units; future growth rates; terminal value amounts; and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.
The Company conducts its annual goodwill impairment test as of October 1. However, during the fourth quarter of 2008, indicators of potential impairment caused the Company to conduct an interim impairment test as of December 31, 2008. Those indicators included the fact that the Company’s stock traded below net book value per share since the end of the second quarter of 2008, the incurrence of operating losses in the fourth quarter of 2008 and revisions made to the 2009 plan, and significant deterioration in the capital markets in the fourth quarter of 2008 that resulted in an increase to the respective WACC calculations.
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

During the first quarter of 2009 additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. The Company completed its impairment analysis and concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its fair value. In the first quarter of 2009, the Company recorded a goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit.
During the second quarter of 2009 the Company again revised its 2009 forecast and outlook beyond 2009 to reflect the continued economic downturn and, consequently, the Company’s assumptions regarding growth and recovery trends in the markets it serves. Also during the second quarter of 2009, the Company updated its assumption with respect to the probability of future cash flows from opportunities related to a license agreement associated with UPC. The license agreement was an existing asset of UPC when it was acquired from Rockwood Specialties Group, Inc. in 2007. Based on the uncertain impact the economy may have on both the timing and execution of activities from this license agreement, the Company concluded that no estimated future cash flows from the license agreement should be included in the valuation of the UPC reporting unit. The Company continues to own the license agreement and therefore would participate in any future market opportunities should they occur.
The Company concluded that operating losses in certain reporting units for the first six months of 2009 and the revisions to estimated future cash flows and growth rates were potential indicators of impairment and an interim goodwill impairment test was required as of June 30, 2009. In the second quarter of 2009, the Company recorded an estimated goodwill impairment charge of $35.0 million to write off $21.0 million of goodwill related to the UPC reporting unit and $14.0 million of goodwill related to the Photomasks reporting unit. The Company finalized the step-two analysis during the third quarter of 2009 and concluded the goodwill impairment charge was $34.9 million ($15.8 million for UPC and $19.1 million for Photomasks); therefore, the Company recorded a net $0.1 million adjustment in the third quarter of 2009 to reverse a portion of the charge taken in the second quarter of 2009.
The primary factors contributing to the $37.5 million goodwill impairment charges in the nine months ended September 30, 2009 were lower assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections, and the change in the Company’s assumption with respect to the probability of future cash flows from opportunities related to the UPC license agreement. The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the 2008 annual and 2009 interim impairment testing. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model. The Company believes the assumptions used in the annual and 2009 interim impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed.
The change in the carrying amount of goodwill by segment is as follows:

	Advanced	Specialty
	Materials	Chemicals	Consolidated
Balance at December 31, 2008	$103,326	$165,351	$268,677
Foreign currency translation adjustments	—	3,032	3,032
Q4 2008 goodwill impairment charge adjustment	—	4,139	4,139
2009 goodwill impairment charge	—	(41,643)	(41,643)

Balance at September 30, 2009	$103,326	$130,879	$234,205

During the second quarter of 2009, the Company determined that the license agreement in the UPC reporting unit, as previously discussed, and certain indefinite-lived trade names in its Photomasks reporting unit were impaired due to downward revisions in estimates of future revenue and cash flows. As a result, selling, general and administrative expenses for the nine months ended September 30, 2009 includes an impairment charge of $0.9 million for the license agreement and $0.3 million related to the indefinite-lived trade names.
Note 6 — Debt
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the

Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions and discretionary approvals of the lenders. At September 30, 2009, the Company was in compliance with such conditions but would need to obtain incremental credit commitments by new and/or existing lenders under the existing terms and conditions of the Revolver to access the accordion feature. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt to adjusted earnings ratio. As of September 30, 2009, the Company was in compliance with all of the covenants under the Revolver. Minimum net worth is defined as an amount equal to the sum of $826.1 million plus 75% of consolidated net income for each quarter ending after March 1, 2007 for which consolidated net income is positive. Minimum net worth was $1,059.5 million at September 30, 2009. Consolidated net worth, defined as total OM Group, Inc. stockholders’ equity, was $1,113.9 million at September 30, 2009. The Company is required to maintain a debt to adjusted earnings ratio of consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of no more than 3.5 times. Consolidated net debt is defined as consolidated total debt less cash and cash equivalents. At September 30, 2009, the Company had no consolidated net debt. The Revolver includes a cross default provision whereby an event of default under other debt obligations, as defined, will be considered an event of default under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) plus a calculated margin amount, or on a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt-to-adjusted-earnings ratio. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010. During the second quarter of 2009, the Company repaid the outstanding revolver balance of $25.0 million with available cash on hand. The outstanding Revolver balance was $0 and $25.0 million at September 30, 2009 and December 31, 2008, respectively.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at September 30, 2009 or December 31, 2008.
During the second quarter of 2009, the Company repaid the remaining $1.1 million balance of a term loan with available cash on hand. The balance of the term loan was $1.1 million at December 31, 2008.
Debt consists of the following:

	September 30,	December 31,
	2009	2008
Revolving credit agreement	$—	$25,000
Notes payable — bank	—	1,144

	—	26,144
Less: Short-term debt	—	—
Less: Current portion of long-term debt	—	80

Total long-term debt	$—	$26,064

Note 7 — Derivative Instruments
The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy counterparties and not enter into derivative instruments for speculative purposes. All derivatives are reflected on the balance sheet at fair value and recorded in other current assets and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting. Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared.

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
Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At September 30, 2009, the notional quantity of open contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the ASC was 1.3 million pounds. The Company had no cash flow hedges at December 31, 2008. The outstanding contracts as of September 30, 2009 had maturities ranging up to two months. As of September 30, 2009, AOCI(L) includes a cumulative loss of $0.3 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next two months.
Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. At December 31, 2008, the notional quantity of open contracts designated as fair value hedges in accordance with the “Derivatives and Hedging” topic of the ASC was 0.3 million pounds. The Company had no fair value hedges at September 30, 2009.
Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula that included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under the “Derivatives and Hedging” topic of the ASC. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company had no forward contracts at September 30, 2009 or December 31, 2008.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 4.5 million Euros at September 30, 2009. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. The outstanding contracts as of September 30, 2009 had maturities ranging up to five months. As of September 30, 2009, AOCI(L) includes a cumulative gain of $0.6 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months.
The following table summarizes the fair value of derivative instruments designated as hedging instruments in accordance with the “Derivatives and Hedging” topic of the ASC as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
	September 30, 2009		December 31, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current assets	$867	n/a	$—
Commodity contracts	n/a	—	Other current assets	143

Total		$867		$143

	Derivative Liabilities
	September 30, 2009		December 31, 2008
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current liabilities	$363	Other current liabilities	$200

Total		$363		$200

The following table summarizes the effect of derivative instruments for the three and nine months ended September 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

Derivatives in Fair Value Hedging Relationships

Amount of Gain (Loss) on Derivative Recognized
	Location of Gain (Loss)	in Income
	on Derivative	Three Months Ended
	Recognized in Income	September 30, 2009	September 30, 2008
Commodity contracts	Cost of products sold	$—	$(3,708)

Amount of Gain (Loss) on Derivative Recognized
	Location of Gain (Loss)	in Income
	on Derivative	Nine Months Ended
	Recognized in Income	September 30, 2009	September 30, 2008
Commodity contracts	Cost of products sold	$227	$(6,696)

Location of Gain
	Hedged Items in Fair	(Loss) on Related	Amount of Gain (Loss) on Related Hedged Item
	Value Hedging	Hedged Item	Recognized in Income Three Months Ended
	Relationships	Recognized in Income	September 30, 2009	September 30, 2008
Commodity contracts	Firm commitment	Cost of products sold	$—	$3,708

Location of Gain
	Hedged Items in Fair	(Loss) on Related	Amount of Gain (Loss) on Related Hedged Item
	Value Hedging	Hedged Item	Recognized in Income Nine Months Ended
	Relationships	Recognized in Income	September 30, 2009	September 30, 2008
Commodity contracts	Firm commitment	Cost of products sold	$(227)	$6,696

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain (Loss) on Derivative		Amount of Gain (Loss) on Derivative
	Recognized in AOCI(L) (Effective Portion)		Recognized in AOCI(L) (Effective Portion)
	for the Three Months Ended		for the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Euro forward contracts	$263	$—	$1,248	$—
Commodity contracts	(757)	1,063	(1,416)	297

Total	$(494)	$1,063	$(168)	$297

	Location of Gain	Amount of Gain (Loss) Reclassified
	(Loss) Reclassified	from AOCI(L) into Income
	from AOCI(L) into	(Effective Portion) for the
	Income (Effective	Three Months Ended
	Portion)	September 30, 2009	September 30, 2008
Euro forward contracts	Cost of products sold	$361	$—
Commodity contracts	Net sales	(812)	406

Total		$(451)	$406

	Location of Gain	Amount of Gain (Loss) Recognized
	(Loss) Reclassified	from AOCI(L) into Income
	from AOCI(L) into	(Effective Portion) for the
	Income (Effective	Nine Months Ended
	Portion)	September 30, 2009	September 30, 2008
Euro forward contracts	Cost of products sold	$606	$—
Commodity contracts	Net sales	(1,147)	(81)

Total		$(541)	$(81)

	Location of Gain	Amount of Gain (Loss) Recognized
	(Loss) on Derivative	on Derivative in Income
	Recognized in Income	(Ineffective Portion) for the
	(Ineffective	Three Months Ended*
	Portion)	September 30, 2009	September 30, 2008
Euro forward contracts	n/a	$—	$—
Commodity contracts	n/a	—	—

Total		$—	$—

	Location of Gain	Amount of Gain (Loss) Recognized
	(Loss) on Derivative	on Derivative in Income
	Recognized in Income	(Ineffective Portion)
	(Ineffective	for the Nine Months Ended*
	Portion)	September 30, 2009	September 30, 2008
Euro forward contracts	n/a	$—	$—
Commodity contracts	n/a	—	—

Total		$—	$—

*	Hedge ineffectiveness is de minimus

Derivatives Not Designated as Hedging Instruments

Location of Gain
	(Loss) Recognized	Amount of Loss Recognized in Income on
	in Income on	Derivative for the Three Months Ended
	Derivative	September 30, 2009	September 30, 2008
Commodity contracts	Cost of products sold	$—	$—

Total		$—	$—

	Location of Gain
	(Loss) Recognized	Amount of Gain Recognized in Income on
	in Income on	Derivative for the Nine Months Ended
	Derivative	September 30, 2009	September 30, 2008
Commodity contracts	Cost of products sold	$—	$4,002

Total		$—	$4,002

Note 8 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign currency forward contracts	$867	$—	$867	$—

Total	$867	$—	$867	$—

Liabilities:
Commodity contracts	$363	$—	$363	$—

Total	$363	$—	$363	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and copper price volatility; therefore, they are classified within Level 2 of the valuation hierarchy.
Cobalt forward purchase contracts are classified as Level 3, as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available. The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 inputs for the period of December 31, 2008 to September 30, 2009:

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Derivatives
December 31, 2008	$(57)
Total realized or unrealized gains (losses):
Included in earnings	227
Included in other comprehensive income	—
Purchases, issuances, and settlements	(170)
Transfers in and/or out of Level 3	—

September 30, 2009	$—

In the third quarter of 2009, the Company concluded it had a triggering event requiring assessment of impairment of its long-lived assets in conjunction with its restructuring plan announced in September 2009. See Note 3. As a result, the Company reviewed its long-lived assets associated with the Manchester, England facility for impairment and recorded a $5.7 million impairment charge in the third quarter of 2009. The fair value measurements were calculated using significant unobservable inputs (combination of the cost and sales comparison approaches).
In accordance with the provisions of the “Intangibles—Goodwill and Other” topic of the ASC, goodwill of the UPC reporting unit was written down to its implied fair value of $28.3 million after completing step two. The resulting $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million recorded in the fourth quarter of 2008 was included in earnings for the first quarter of 2009. During 2009, the Company recorded an additional $15.8 million goodwill impairment charge related to the UPC reporting unit to write down goodwill with a carrying value of $28.5 million to its implied fair value of $12.7 million; and recorded an impairment charge of $19.1 million related to the Photomasks reporting unit to write down goodwill with a carrying value of $22.3 million to its implied fair value of $3.2 million. Goodwill related to the Advanced Organics reporting unit with a carrying amount of $6.8 million was written down to its implied fair value of $0, resulting in an impairment charge of $6.8 million in the first quarter of 2009, which was included in earnings for the nine months ended September 30, 2009. The Company has developed a model to estimate the fair value of the reporting units utilizing unobservable inputs (discounted cash flow analyses). The fair value measurement of the reporting unit under the step-one analysis and the step-two analysis in their entirety are classified as Level 3 inputs.
As of September 30, 2009 the Company had an indefinite-lived trade name intangible asset in its Photomasks reporting unit and a license agreement in its UPC reporting unit that were written down to fair value on a nonrecurring basis due to downward revisions in estimates of future revenue and cash flows. The indefinite-lived trade name intangible asset was determined to have a fair value of $3.3 million resulting in a charge of $0.3 million, and the license agreement was determined to have no value resulting in a charge of $0.9 million. Both charges were included in earnings for the nine months ended September 30, 2009. The fair value measurements were calculated using unobservable inputs (discounted cash flow analyses), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
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
Note 9 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service has notified the Company that it will examine the 2007 U.S. federal income tax return. This examination is expected to be completed in 2010. The General Tax Office of the DRC Ministry of Finance

has examined GTL’s 2008 DRC income tax return and has issued an assessment with respect to amounts due by GTL in excess of amounts already paid. The Company disagrees with certain determinations reached by the General Tax Office of the DRC Ministry of Finance and plans to contest a portion of the total assessment. While there can be no assurances with respect to the final outcome of this process, the Company believes, based on information currently available to it, the final assessment will not have a material adverse effect upon its financial condition, results of operations, or cash flows.
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
Income (loss) from continuing operations before income tax (expense) benefit consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$(6,718)	$(11,899)	$(41,026)	$(14,916)
Outside the United States	16,745	57,158	11,383	238,909

	$10,027	$45,259	$(29,643)	$223,993

The Company’s effective income tax rates are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Effective income tax rate	9.2%	-32.1%	-22.4%	15.6%
In the three and nine months ended September 30, 2009, the Company recorded discrete tax items netting to a $1.2 million tax benefit and $4.5 million expense, respectively. Included in these amounts is tax expense of $1.1 million and $6.4 million in the three and nine months ended September 30, 2009, respectively, related to GTL in the DRC, of which the Company’s share is 55%. During the third quarter of 2009, the Company recorded a $2.8 million tax benefit related to amending prior year U.S. tax returns to claim foreign tax credits. Excluding discrete items, the Company recorded tax expense of $2.1 million on pretax income of $10.0 million for the three months ended September 30, 2009. For the nine months ended September 30, 2009, excluding discrete items, the Company recorded tax expense of $2.1 million on pretax losses of $29.6 million.
For the three months ended September 30, 2009, tax expense of $2.1 million, excluding discrete items, differs from the amount that would be calculated using the U.S. statutory tax rate of 35% primarily due to income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate and the tax holiday in Malaysia. For the nine months ended September 30, 2009, tax expense of $2.1 million, excluding discrete items, differs from the amount that would be calculated using the U.S. statutory tax rate of 35% primarily due to the non-deductible goodwill impairment charges and losses in certain jurisdictions for which there is no tax benefit, both partially offset by income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate. In the three and nine months ended September 30, 2009, U.S. tax expense related to foreign earnings repatriation was fully offset by foreign tax credits and U.S. losses. The effective income tax rate for the three and nine months ended September 30, 2008 is lower than the U.S. statutory rate due primarily to recording of a tax benefit related to claiming a $25.1 million tax benefit from amending prior year returns to claim foreign tax credits, income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced income tax expense by $1.1 million in the three and nine months ended September 30, 2009, and $0.3 million and $4.3 million in the three and nine months ended September 30, 2008, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.04 in the three and nine months ended September 30, 2009, and $0.01 and $0.14 in the three and nine months ended September 30, 2008, respectively.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Balance at December 31, 2008	$6,355
Additions for tax positions of prior years	5,070
Reductions for tax positions of prior years	(220)
Reductions due to lapse of applicable statute of limitations	(619)
Foreign currency translation	83

Balance at September 30, 2009	$10,669

If recognized, all uncertain tax positions would affect the effective tax rate.
Note 10 — Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$9,579	$55,746	$(33,968)	$167,929

Weighted average shares outstanding — basic	30,265	30,183	30,236	30,087
Dilutive effect of stock options and restricted stock	171	167	—	265

Weighted average shares outstanding — assuming dilution	30,436	30,350	30,236	30,352

Earnings per common share:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — basic	$0.32	$1.85	$(1.12)	$5.58

Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — assuming dilution	$0.32	$1.84	$(1.12)	$5.53

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss) attributable to OM Group, Inc. common shareholders	$11,425	$56,266	$(32,183)	$167,718

Weighted average shares outstanding — basic	30,265	30,183	30,236	30,087
Dilutive effect of stock options and restricted stock	171	167	—	265

Weighted average shares outstanding — assuming dilution	30,436	30,350	30,236	30,352

Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common shareholders — basic	$0.38	$1.86	$(1.06)	$5.57

Net income (loss) attributable to OM Group, Inc. common shareholders — assuming dilution	$0.38	$1.85	$(1.06)	$5.53

The Company uses the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires the Company to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Shares under share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.
As the Company had a loss from continuing operations for the nine months ended September 30, 2009, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net loss attributable to OM Group, Inc. common shareholders assuming dilution for the nine months ended September 30, 2009. For the three months ended September 30, 2009, share-based compensation awards for 240,829 shares were excluded from the diluted earnings per share calculation because they were antidilutive.
For the three months ended September 30, 2008, share-based compensation awards for 340,281 shares were excluded from the diluted earnings per share calculation because they were antidilutive. For the nine months ended September 30, 2008, share-based compensation awards for 513,006 shares were excluded from the diluted earnings per share calculation because they were antidilutive.
Note 11 — Commitments and Contingencies
The Company has contingent liabilities related to the former Precious Metals Group (“PMG”) operations in Brazil. The contingencies, which remain the responsibility of the Company to the extent the matters relate to the 2001-2003 period during which the Company owned PMG, are potential assessments by Brazilian taxing authorities related to duty drawback tax for items sold by PMG, and certain VAT and/or Service Tax assessments. The Company has assessed the current likelihood of an unfavorable outcome of these contingencies and concluded that it is reasonably possible but not probable. If the ultimate outcome of these contingencies is unfavorable, the loss, based on exchange rates at September 30, 2009, could be up to $2.8 million and would be recorded in discontinued operations.
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

The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At September 30, 2009 and December 31, 2008, the Company has recorded environmental liabilities of $2.8 million and $3.4 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France.
Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.
From time to time, the Company is subject to various legal and regulatory proceedings, claims and assessments that arise in the normal course of business. The ultimate resolution of such proceedings, claims and assessments is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. The Company’s estimate of any costs to be incurred as a result of these proceedings, claims and assessments are accrued when the liability is considered probable and the amount can be reasonably estimated. The Company believes the amount of any potential liability with respect to legal and regulatory proceedings, claims and assessments will not have a material adverse effect upon its financial condition, results of operations, or cash flows.
Note 12 — Termination of Retiree Medical Plan
In June 2009, the Company announced a plan to terminate its unfunded postretirement medical and life insurance plan. As a result of such action, benefits available to eligible employees and retirees ceased on August 31, 2009. The Company recognized a $4.7 million gain on the termination for the nine months ended September 30, 2009. The $4.7 million gain, which is included in Corporate for segment reporting, is net of reversal of unrecognized actuarial gain of $0.1 million.
Note 13 — Share-Based Compensation
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
The Unaudited Condensed Statements of Consolidated Operations include share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses in the amount of $1.3 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, and $1.9 million and $6.4 million for the three and nine months ended September 30, 2008, respectively. At September 30, 2009, there was $4.8 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $1.4 million in the remaining three months of 2009, $2.4 million in 2010, $0.9 million in 2011 and $0.1 million in 2012. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company currently are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 2,352 and 9,066 shares to non-employee directors during the three and nine months ended September 30, 2009, respectively and 1,506 and 4,256 shares to non-employee directors during the three and nine months ended September 30, 2008, respectively.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 188,003 and 166,675 shares of common stock during the first nine months of 2009 and 2008, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s chief executive officer in connection with payment of his 2008 high-performance bonus.
The fair value of options granted during the first nine months of 2009 and 2008 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

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
The following table sets forth the number of shares and weighted-average grant-date fair value:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at January 1, 2009	294,989	$26.03
Granted during the first nine months of 2009	188,003	$11.23
Granted during the first nine months of 2008	166,675	$27.90
Vested during the first nine months of 2009	144,496	$23.57
Vested during the first nine months of 2008	205,696	$15.81
Forfeited during the first nine months of 2009	14,867	$16.18
Forfeited during the first nine months of 2008	5,418	$24.29
Non-vested at September 30, 2009	323,629	$18.98
Non-vested at September 30, 2008	319,904	$24.99
The Company received cash payments of $0.9 million during the nine months ended September 30, 2008 in connection with the exercise of stock options. The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The total intrinsic value of options exercised was $0.4 million during the first nine months of 2008. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

A summary of the Company’s stock option activity for the first nine months of 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2009	890,589	$38.86
Granted	188,003	$20.12
Exercised	(550)	$20.12
Expired unexercised	(17,066)	$52.78
Forfeited	(14,867)	$31.08

Outstanding at September 30, 2009	1,046,109	$35.38	6.94	$3,804
Vested or expected to vest at September 30, 2009	1,018,507	$35.25	6.89	$3,682
Exercisable at September 30, 2009	722,480	$34.71	6.14	$2,037
Restricted Stock — Performance-Based Awards
During the first nine months of 2009 and 2008, the Company awarded 87,250 and 57,550 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2009 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets, in each case over a three-year performance period ending December 31, 2011. The shares awarded during 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets, in each case over a three-year performance period ending December 31, 2010. In addition, 86,854 shares were awarded during 2007, and 80,600 of those shares will vest upon the satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets, in each case over a three-year performance period ending December 31, 2009. The remaining 6,254 shares will vest if the Company meets an established earnings target during the year ending December 31, 2009.
The value of the performance-based restricted stock awards was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite performance period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested at the target level. In the event of death or disability, a pro rata number of shares remain eligible for vesting at the end of the performance period.
A summary of the Company’s performance-based restricted stock awards for the first nine months of 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2009	226,814	$41.03
Granted	87,250	$18.87
Vested	(86,610)	$28.61
Forfeited	(5,875)	$27.36

Non-vested at September 30, 2009	221,579	$37.52

Expected to vest at September 30, 2009	75,589

The performance period for the shares of restricted stock awarded during 2006 ended on December 31, 2008. During the first nine months of 2009, a total of 86,610 shares vested upon the determination by the Compensation Committee that the performance targets relating to the shares were satisfied and that the shares were earned at the maximum (100%) level. Upon vesting, employees surrendered 24,654 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
Restricted Stock Units — Performance-Based Awards
During the first nine months of 2009, the Company awarded 22,480 performance-based restricted stock units to employees outside the U.S. that vest subject to the Company’s financial performance for the three-year performance period ending December 31, 2011. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2009 performance-based restricted stock awards described above.
The Company recognizes expense related to performance-based restricted stock units ratably over the requisite performance period based upon the number of units that are anticipated to vest. The number of units anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested at the target level. In the event of death or disability, a pro rata number of units remain eligible for vesting at the end of the performance period.
A summary of the Company’s performance-based restricted stock unit awards for the first nine months of 2009 is as follows:

Units
Non-vested at January 1, 2009	-
Granted	22,480
Forfeited	(600)

Non-vested at September 30, 2009	21,880

Expected to vest at September 30, 2009	—
Restricted Stock — Time-Based Awards
During the first nine months of 2009 and 2008, the Company awarded 24,850 and 17,675 shares of time-based restricted stock that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. In addition, the Company awarded 4,127 shares of time-based restricted stock with a vesting period of one year to its chief executive officer in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $0.6 million for the 2009 awards and $1.0 million for the 2008 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock awards for the first nine months of 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	60,235	$45.63
Granted	28,977	$20.12
Vested	(19,750)	$29.16
Forfeited	(3,800)	$29.77

Nonvested at September 30, 2009	65,662	$40.25

Expected to vest at September 30, 2009	64,874
A total of 19,750 shares of time-based restricted stock awarded during 2006 vested during the first nine months of 2009. Upon vesting, employees surrendered 5,690 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
Restricted Stock Units — Time-Based Awards
During the first nine months of 2009, the Company awarded 4,400 time-based restricted stock units to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock unit awards for the first nine months of 2009 is as follows:

Units
Nonvested at January 1, 2009	—
Granted	4,400
Forfeited	(200)

Nonvested at September 30, 2009	4,200

Expected to vest at September 30, 2009	3,965
Note 14 — Reportable Segments
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
The following table reflects the results of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Business Segment Information
Net Sales
Advanced Materials	$126,668	$306,789	$339,650	$998,301
Specialty Chemicals	109,400	142,337	292,664	443,936
Intersegment items	(829)	(496)	(2,017)	(1,987)

	$235,239	$448,630	$630,297	$1,440,250

Operating profit (loss)
Advanced Materials	$15,984	$44,771	$27,386	$219,570
Specialty Chemicals (a)	1,710	9,455	(38,097)	30,293
Corporate (b)	(7,544)	(9,857)	(19,465)	(28,917)
Intersegment items	—	990	—	2,626

	10,150	45,359	(30,176)	223,572

Interest expense	(76)	(385)	(608)	(1,292)
Interest income	193	535	726	1,409
Foreign exchange gain (loss)	(215)	121	650	869
Other expense, net	(25)	(371)	(235)	(565)

	(123)	(100)	533	421

Income (loss) from continuing operations before income tax expense	$10,027	$45,259	$(29,643)	$223,993

Expenditures for property, plant & equipment
Advanced Materials	$5,513	$4,474	$16,058	$16,920
Specialty Chemicals	1,252	2,296	6,070	6,362

	$6,765	$6,770	$22,128	$23,282

Depreciation and amortization
Advanced Materials	$6,636	$6,530	$20,094	$19,390
Specialty Chemicals	7,480	7,346	20,329	21,408
Corporate	239	222	687	838

	$14,355	$14,098	$41,110	$41,636

(a)	Specialty Chemicals includes a $37.5 million non-cash goodwill impairment charge in the nine months ended September 30, 2009 and an $11.9 million restructuring charge in the three and nine months ended September 30, 2009.

(b)	Corporate includes a $4.7 million gain on the termination of the Company’s retiree medical plan in the nine months ended September 30, 2009.

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
The Advanced Materials segment manufactures inorganics products using unrefined cobalt and other metals and serves the battery, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of customers’ products. These products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles, and also strengthen and add durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying. The GTL smelter is a primary source for the Company’s cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a 55% controlling interest in the joint venture.
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
The GTL smelter in the DRC is a primary source for the Company’s cobalt raw material feed. After smelting in the DRC, cobalt is sent to the Company’s refinery in Kokkola, Finland. The next planned maintenance shut-down of the GTL smelter is expected to occur in the first quarter of 2010 and last six to ten weeks. The timing of the shutdown is discretionary and subject to change based on the operating conditions of the furnace. The Company expects the shutdown to impact the timing of deliveries from GTL to Kokkola but does not expect the shutdown to impact external sales to customers. As was the case in the previous shutdown, the Company will have adequate raw material inventory on-hand to meet anticipated demand. In the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk Nickel for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s Electronic Chemicals business. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials, providing the Company with a stable supply of cobalt metal through the long-term supply agreements. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s supply of cobalt is principally sourced from the DRC, Russia and Finland. Approximately 80% of the Company’s unrefined cobalt is derived from GTL and the Norilsk contracts.
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
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, sales at certain locations, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the Company’s results of operations are subject to the variability that arises from exchange rate movements. In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.
Executive Overview
The deterioration of the global economy has affected all of the Company’s businesses during 2009. The combination of customer de-stocking, primarily during the first half of 2009, and weakness in end market demand reduced volumes, which together with lower cobalt prices has adversely impacted the Company’s operating results during each quarter of 2009 compared to 2008. The Company recorded operating losses of $10.9 million and $29.5 million for the first and second quarters of 2009, respectively, and operating profit of $10.2 million in the third quarter of 2009. As discussed below, in light of the changing global economic conditions, the Company has initiated a restructuring of its Advanced Organics business and implemented other cost-savings initiatives to reduce operating expenses.

In the first nine months of 2009, the Company recorded net goodwill impairment charges of $37.5 million related to its Advanced Organics, UPC and Photomasks businesses and an $11.9 million restructuring charge related to the Advanced Organics business. The restructuring plan is expected to better align the cost structure to industry conditions resulting from weak customer demand. The plan provides for exiting the Manchester, England manufacturing facility and disposing of the fixed assets located in the Manchester facility, as well as smaller workforce reductions at other facilities. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
Cobalt prices continued to affect the Advanced Materials segment. The average cobalt reference price rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter and averaged $45.93 and $32.54 per pound in the second and third quarters of 2008, respectively. As a result, the first nine months of 2008 benefited from higher product selling prices due to the high average reference price for cobalt during this period. However, the average reference price of cobalt was $13.37, $14.44 and $17.30 in the first, second and third quarters of 2009, respectively, which resulted in lower product selling prices and an adverse impact on the segment. Demand for fine powders in powder metallurgy applications has weakened significantly from 2008 as a result of sharply declining demand in the automotive, construction and mining sectors. The rechargeable battery market has been impacted by decreased demand for portable consumer electronics. The chemical, ceramic and pigment markets also experienced decreased demand as compared to 2008. On a sequential basis, Advanced Materials experienced increased demand across all end markets in the third quarter compared to the second quarter of 2009.
The deterioration in the global economy has also negatively impacted Specialty Chemicals. Global demand for tires, coatings and chemicals slowed significantly beginning near the end of the fourth quarter of 2008 and remained slow throughout the first nine months of 2009. The printed circuit board, semiconductor and electronics-related markets also have experienced decreased demand compared with the corresponding period in 2008. However, demand in the third quarter of 2009 improved compared to the first and second quarters of 2009 in the key end markets of Electronic Chemicals, Advanced Organics and UPC. Excluding the restructuring charge in the third quarter of 2009, Specialty Chemicals experienced an increase in operating profit from the comparable 2008 period, largely as the result of the Company’s profit enhancement initiatives.
The Company has taken steps to attempt to mitigate the impact of the current economic downturn, including restructuring the Advanced Organics business, reducing spending, eliminating 2009 discretionary salary increases, implementing headcount reductions, delaying capital projects and continuing efforts to reduce working capital. In addition, the Company repaid the outstanding balance under its revolving credit agreement during the second quarter of 2009 and continued to generate cash from operations during the first nine months of 2009, resulting in a strong cash position of $300.5 million with no debt at September 30, 2009.
The Company is continuing to actively monitor the effects of economic conditions in case further protective actions become necessary.

Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.
Third Quarter of 2009 Compared With Third Quarter of 2008

	Three Months Ended September 30,
(thousands of dollars & percent of net sales)	2009		2008
Net sales	$235,239		$448,630
Cost of products sold (excluding restructuring charge)	181,183		362,369
Restructuring charge	11,377		—

Gross profit	42,679	18.1%	86,261	19.2%
Selling, general and administrative expenses	32,103	13.6%	40,902	9.1%
Goodwill impairment, net	(125)		—
Restructuring charge	551		—

Operating profit	10,150	4.3%	45,359	10.1%
Other expense, net	(123)		(100)

Income from continuing operations before income tax (expense) benefit	10,027		45,259
Income tax (expense) benefit	(921)		14,533

Income from continuing operations, net of tax	9,106		59,792
Income from discontinued operations, net of tax	1,846		520

Consolidated net income	10,952		60,312
Net (income) loss attributable to the noncontrolling interest	473		(4,046)

Net income	$11,425		$56,266

The following table identifies, by segment, the components of change in net sales for the third quarter of 2009 compared with the third quarter of 2008:

2008 Net Sales	$448,630
Decrease in 2009 from:
Advanced Materials	(180,121)
Specialty Chemicals	(32,937)
Intersegment items	(333)

2009 Net Sales	$235,239

Net sales decreased $213.4 million, or 47.6%, primarily due to decreases in the cobalt reference price and decreased volume. The average cobalt reference price decreased from $32.54 in the third quarter of 2008 to $17.30 in the third quarter of 2009, which resulted in lower product selling prices ($105.5 million). Advanced Materials was also impacted by a decrease in cobalt metal resale ($33.0 million). The decrease in cobalt metal resale in the third quarter of 2009 compared with the third quarter of 2008 reflects the decrease in the average cobalt reference price and decreased volume. Weak end-market demand drove decreases in volume in both Advanced Materials ($35.4 million) and Specialty Chemicals ($22.1 million). Specialty Chemicals also was impacted by unfavorable selling prices ($7.8 million) as a result of increased price competition in an environment of decreased demand. Advanced Materials copper by-product sales also were lower ($6.1 million) due to the lower average copper price in the third quarter of 2009 compared with the third quarter of 2008. On a sequential basis, consolidated net sales increased $31.9 million, or 15.7%, in the third quarter of 2009 compared to the second quarter of 2009, primarily due to increased demand in both Advanced Materials and Specialty Chemicals.
During the third quarter of 2009, the Company announced, and began to implement, a restructuring plan of the Company’s Advanced Organics business to better align the cost structure to industry conditions resulting from weak customer demand and overcapacity in the European carboxylate business. The restructuring plan provides for exiting the Manchester, England manufacturing facility and disposing of the fixed assets located in the Manchester facility, as well as smaller workforce reductions at other facilities. The restructuring plan does not involve the discontinuation of any material product lines or other functions for the Advanced

Organics business as a whole. As a result of the restructuring, the Company recorded an $11.9 million charge in the third quarter of 2009. As a result of this restructuring program, the Company expects net assets employed will be reduced by $15.7 million through a combination of fixed asset and net working capital reduction.
Gross profit decreased to $42.7 million in the third quarter of 2009, compared with $86.3 million in the third quarter of 2008. The largest factor affecting the $43.6 million decrease in gross profit was the decrease in the average cobalt reference price, which resulted in lower Advanced Materials selling prices and reduced gross profit by $42.1 million in the third quarter of 2009 compared with the third quarter of 2008. Also impacting the Advanced Materials segment gross profit was decreased volume ($14.6 million). Advanced Materials was favorably affected by a $12.2 million reduction in manufacturing and distribution expenses due to both reduced volume and the Company’s profit enhancement initiatives that included reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation and favorable process-based material costs ($8.0 million). The third quarter of 2008 included a $6.7 million loss on cobalt forward purchase contracts. In the Specialty Chemicals segment, gross profit was unfavorably impacted by the restructuring charge discussed above ($11.9 million), and by decreased volume ($3.2 million). Specialty Chemicals was favorably affected by a $2.1 million reduction in manufacturing and distribution expenses due primarily to reduced volume and the Company’s profit enhancement initiatives described above, which are in addition to the Advanced Organics restructuring plan. The decrease in gross profit as a percentage of net sales (18.1% in the third quarter of 2009 versus 19.2% in the third quarter of 2008) was primarily due to the restructuring charge taken in the third quarter of 2009. Excluding the restructuring charge, gross profit in the third quarter of 2009 would have been 23.0%, an increase from the comparable 2008 period primarily due to the favorable effect of a rising cobalt price environment in the third quarter of 2009, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials as compared to the conditions that existed during the third quarter of 2008 when cobalt prices were falling. Gross profit as a percentage of net sales was also favorably impacted by the Company’s profit enhancement initiatives.
Selling, general and administrative expenses (“SG&A”) decreased to $32.1 million in the third quarter of 2009, compared with $40.9 million in the third quarter of 2008. The decline in SG&A was primarily attributable to overall reduced spending due to reduced volume and the Company’s profit enhancement initiatives, including headcount reductions and decreased employee incentive compensation. The increase in SG&A as a percentage of net sales (13.6% in the third quarter of 2009 versus 9.1% in the third quarter of 2008) was due to SG&A expenses being spread over lower net sales.
The following table identifies, by segment, the components of change in operating profit for the third quarter of 2009 compared with the third quarter of 2008:

(In thousands)
2008 Operating Profit	$45,359
Increase (decrease) in 2009 from:
Advanced Materials	(28,787)
Specialty Chemicals	(7,745)
Corporate	2,313
Intersegment items	(990)

2009 Operating Profit	$10,150

The change in operating profit for the third quarter of 2009 as compared to the third quarter of 2008 was due to the factors discussed above.
The following table summarizes the components of Other expense, net:

	Three Months Ended September 30,
(In thousands)	2009	2008
Interest expense	$(76)	$(385)
Interest income	193	535
Foreign exchange gain (loss)	(215)	121
Other expense, net	(25)	(371)

	$(123)	$(100)

The change in income (loss) from continuing operations before income tax expense for the third quarter of 2009 compared with the third quarter of 2008 was due to the factors discussed above, primarily the impact of the decline in the cobalt reference price and the negative impact on demand caused by the deterioration of the global economy.
The Company recorded income tax expense of $0.9 million on income from continuing operations before income tax expense of $10.0 million for the three months ended September 30, 2009, resulting in an effective income tax rate of 9.2%. The third quarter of 2009 includes a discrete tax benefit of $1.2 million, comprised primarily of a $2.8 million discrete tax benefit related to amending prior year U.S. tax returns to claim foreign tax credits and tax expense of $1.1 related to GTL in the DRC, of which the Company’s share is 55%. Excluding the tax benefit items, the Company’s effective income tax rate would have been 20.8% for the three months ended September 30, 2009, which differs from the U.S. statutory tax rate primarily due to income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate and the Malaysian tax holiday. The third quarter of 2008 included an income tax benefit of $14.5 million on pre-tax income of $45.3 million. During the third quarter of 2008, the Company completed an initial analysis of foreign tax credit positions and recorded a $25.1 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 23.3% for the three months ended September 30, 2008, which is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U. S. (primarily Finland), a tax holiday in Malaysia, and the recognition of tax benefits for domestic losses.
Income from discontinued operations in the third quarter of 2009 of $1.8 million was primarily due to the reversal of a $2.0 million tax contingency accrual partially offset by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Income from discontinued operations in the third quarter of 2008 of $0.5 million was primarily due the translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to the Company’s 55%-owned smelter joint venture in the DRC. Since the joint venture is consolidated, the noncontrolling interest is part of income from continuing operations. Net loss attributable to the noncontrolling interest was $0.5 million in the third quarter of 2009 compared with net income attributable to the noncontrolling interest $4.0 million in the third quarter of 2008. The change was due to the unfavorable impact of lower cobalt prices and decreased deliveries in the third quarter of 2009 compared with the third quarter of 2008 due to timing of arrivals of cobalt to the Kokkola refinery from the DRC smelter.
Income from continuing operations attributable to OM Group, Inc. was $9.6 million, or $0.32 per diluted share, in the third quarter of 2009, compared with income of $55.7 million, or $1.84 per diluted share, in the third quarter of 2008, due primarily to the aforementioned factors.
Net income attributable to OM Group, Inc. was $11.4 million, or $0.38 per diluted share, in the third quarter of 2009, compared with $56.3 million, or $1.85 per diluted share, in the third quarter of 2008. The decrease was due primarily to the aforementioned factors.

First Nine Months of 2009 Compared With First Nine Months of 2008

	Nine Months Ended September 30,
(thousands of dollars & percent of net sales)	2009		2008
Net sales	$630,297		$1,440,250
Cost of products sold (excluding restructuring charge)	515,192		1,091,300
Restructuring charge	11,377		—

Gross profit	103,728	16.5%	348,950	24.2%
Selling, general and administrative expenses	100,542	16.0%	125,378	8.7%
Goodwill impairment, net	37,504		—
Restructuring charge	551		—
Gain on termination of retiree medical plan	(4,693)		—

Operating profit (loss)	(30,176)	-4.8%	223,572	15.5%
Other income, net	533		421

Income (loss) from continuing operations before income tax expense	(29,643)		223,993
Income tax expense	(6,650)		(34,918)

Income (loss) from continuing operations, net of tax	(36,293)		189,075
Income (loss) from discontinued operations, net of tax	1,785		(211)

Consolidated net income (loss)	(34,508)		188,864
Net (income) loss attributable to the noncontrolling interest	2,325		(21,146)

Net income (loss)	$(32,183)		$167,718

The following table identifies, by segment, the components of change in net sales for the first nine months of 2009 compared with the first nine months of 2008:

2008 Net Sales	$1,440,250
Decrease in 2009 from:
Advanced Materials	(658,651)
Specialty Chemicals	(151,272)
Intersegment items	(30)

2009 Net Sales	$630,297

Net sales decreased $810.0 million, or 56.2%, primarily due to a $345.8 million decrease from lower product selling prices in the Advanced Materials segment, which resulted from a decrease in the average cobalt reference price in the first nine months of 2009 compared with the first nine months of 2008, and a $164.2 million decrease from the resale of cobalt metal. The weak economy drove decreases in volume in both Specialty Chemicals ($115.3 million) and Advanced Materials ($112.7 million) as a result of weak end-market demand and customer de-stocking. Advanced Material copper by-product sales also were lower ($31.9 million) due to the lower average copper price and decreased volume in the first nine months of 2009 compared with the first nine months of 2008. Unfavorable selling prices ($20.6 million) also negatively impacted net sales in Specialty Chemicals.
As discussed above, the Company recorded an $11.9 million charge in the third quarter of 2009 for the restructuring plan related to the Company’s Advanced Organics business.
Gross profit decreased to $103.7 million in the first nine months of 2009, compared with $349.0 million in the first nine months of 2008. The largest factor affecting the $245.2 million decrease in gross profit was the changes in the average cobalt reference price during 2008 and 2009. The average cobalt reference price rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter and averaged $45.93 and $32.54 per pound in the second and third quarters of 2008, respectively. As a result, the first nine months of 2008 benefited from higher product selling prices due to the high average reference price for cobalt during this period. The average reference price of cobalt was $13.37, $14.44 and $17.30 in the first, second and third quarters of 2009, respectively, which resulted in lower Advanced Materials selling prices and reduced gross profit by $161.4 million as compared to the first nine months of 2008. Also impacting the Advanced Materials segment gross profit was decreased volume ($60.1 million) and a decrease in profit associated with copper by-product sales ($11.5 million). Advanced Materials was favorably impacted by a $21.2 million reduction in manufacturing and distribution expenses due primarily to reduced volume and the Company’s profit enhancement initiatives that included reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation. In the Specialty Chemicals segment, decreased volume and restructuring charges reduced gross profit by $37.6 million and $11.9 million, respectively. Specialty Chemicals was favorably impacted by a $12.7 million reduction in manufacturing and distribution expenses due primarily to the reduced volume and the Company’s profit enhancement initiatives described above. The decrease in gross profit as a percentage of net sales (16.5% in the first nine months of 2009 versus 24.2% in the first nine months of 2008) was primarily due to the favorable effect of higher cobalt selling prices in the first nine months of 2008, as compared to the conditions that existed during the first nine months of 2009, which included the $11.9 million restructuring charge and fixed expenses spread over lower sales revenues.
SG&A decreased to $100.5 million in the first nine months of 2009, compared with $125.4 million in the first nine months of 2008. The decline in SG&A was primarily attributable to overall reduced spending due to reduced volume and the Company’s profit enhancement initiatives, including headcount reductions and decreased employee incentive compensation. The increase in SG&A as a percentage of net sales (16.0% in the first nine months of 2009 versus 8.7% in the first nine months of 2008) was due to SG&A expenses being spread over lower net sales.
In the first nine months of 2009, the Company recorded a non-cash charge totaling $37.5 million in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, UPC and Photomasks businesses. The charge is net of a $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million taken in the fourth quarter of 2008 related to the UPC reporting unit as the Company finalized its step-two analysis in the first quarter of 2009. See Note 5.
The Company recognized a $4.7 million gain for the nine months ended September 30, 2009 on the termination of its retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation has been eliminated. The gain is included in Corporate.
The following table identifies, by segment, the components of change in operating profit for the first nine months of 2009 compared with the first nine months of 2008:

(In thousands)
2008 Operating Profit	$223,572
Increase (decrease) in 2009 from:
Advanced Materials	(192,184)
Specialty Chemicals	(68,390)
Corporate	9,452
Intersegment items	(2,626)

2009 Operating Loss	$(30,176)

The change in operating profit (loss) for the first nine months of 2009 as compared to the first nine months of 2008 was due to the factors discussed above.
Other income, net increased to $0.5 million in the first nine months of 2009 compared with $0.4 million in the first nine months of 2008. The following table summarizes the components of Other income, net:

	Nine Months Ended September 30,
(In thousands)	2009	2008
Interest expense	$(608)	$(1,292)
Interest income	726	1,409
Foreign exchange gain	650	869
Other expense, net	(235)	(565)

	$533	$421

The change in income (loss) from continuing operations before income tax expense for the first nine months of 2009 compared with the first nine months of 2008 was due to the factors discussed above, primarily the impact of the decline in the cobalt reference price, the negative impact on demand caused by the deterioration of the global economy, the goodwill and intangible asset impairment charges and the restructuring charge.
The Company recorded income tax expense of $6.7 million on loss from continuing operations before income tax expense of $29.6 million for the nine months ended September 30, 2009, resulting in a negative effective tax rate. In the nine months ended September 30, 2009, the Company recorded discrete tax expense items totaling $4.5 million, which included expense of $6.4 million related to GTL in the DRC, of which the Company’s share is 55%. Excluding discrete items, the tax benefit rate for first nine months of 2009 would have been (7.1%), which differs from the U.S. statutory tax rate primarily due to the non-deductible $37.5 million goodwill impairment charge and losses in certain jurisdictions for which there is no tax benefit, both partially offset by income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate. In the nine months ended September 30, 2009, U.S. tax expense related to foreign earnings repatriation was fully offset by foreign tax credits and U.S. losses. Income tax expense in the first nine months of 2008 was $34.9 million on pre-tax income of $224.0 million, or 15.6%. During the third quarter of 2008, the Company completed an initial analysis of foreign tax credit positions and recorded a $25.1 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 26.8% for the first nine months of 2008, which is lower than the U.S. statutory rate in the first nine months of 2008 due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland), a tax holiday in Malaysia, and the recognition of tax benefits for domestic losses.
Income from discontinued operations in the first nine months of 2009 of $1.8 million was primarily due to the reversal of a $2.0 million tax contingency accrual partially offset by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. The loss from discontinued operations in the first nine months of 2008 of $0.2 million resulted from an additional contingency accrual for non-income taxes related to PMG partially offset by the translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to the Company’s 55%-owned smelter joint venture in the DRC. Since the joint venture is consolidated, the noncontrolling interest is part of income from continuing operations. Net loss attributable to the noncontrolling interest of $2.3 million in the first nine months of 2009 compared with net income attributable to the noncontrolling interest of $21.1 million in the first nine months of 2008. The change was due to the unfavorable impact of lower cobalt prices and decreased deliveries in the first nine months of 2009 compared with the first nine months of 2008.
Income (loss) from continuing operations attributable to OM Group, Inc. was a loss of $34.0 million, or $1.12 per diluted share, in the first nine months of 2009, compared with income of $167.9 million, or $5.53 per diluted share, in the first nine months of 2008, due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was a loss of $32.2 million, or $1.06 per diluted share, in the first nine months of 2009, compared with income of $167.7 million, or $5.53 per diluted share, in the first nine months of 2008. The decrease was due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2009	2008	2009	2008
Net sales	$126.7	$306.8	$339.7	$998.3

Operating profit	$16.0	$44.8	$27.4	$219.6

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volumes
Sales volume — metric tons *	7,035	8,478	20,384	24,953
Cobalt refining volume - metric tons	2,429	2,762	6,618	7,286

*	Sales volume includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Batteries	48%	52%	50%	43%
Chemical	14%	11%	14%	13%
Powder Metallurgy	7%	10%	6%	11%
Ceramics	4%	3%	4%	4%
Other*	27%	24%	26%	29%

*	Other includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Americas	12%	7%	9%	9%
Asia	56%	55%	55%	46%
Europe	32%	38%	36%	45%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2009	2008
First Quarter	$13.37	$46.19
Second Quarter	$14.44	$45.93
Third Quarter	$17.30	$32.54
Fourth Quarter	n/a	$20.81
Full Year	n/a	$36.58
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2009	2008
First Quarter	$1.56	$3.52
Second Quarter	$2.12	$3.83
Third Quarter	$2.65	$3.49
Fourth Quarter	n/a	$1.80
Full Year	n/a	$3.16
Net Sales
The following table identifies the components of change in net sales for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2008 Net Sales	$306.8	$998.3
Increase (decrease) in 2009 from:
Selling price	(105.5)	(345.8)
Cobalt metal resale	(33.0)	(164.2)
Volume	(35.4)	(112.7)
Copper (price and volume)	(6.1)	(31.9)
Other	(0.1)	(4.0)

2009 Net Sales	$126.7	$339.7

The net sales decreases in the third quarter and the first nine months of 2009 were due primarily to decreased product selling prices which resulted from a decrease in the average cobalt reference price. Cobalt metal resale was also negatively impacted by the decrease in the cobalt price. Weak worldwide economic conditions drove decreases in volume, which impacted all end markets including cobalt metal resale. Copper by-product sales were lower due to the lower average copper price in 2009 compared with 2008.
Operating Profit
The following table identifies the components of change in operating profit for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2008 Operating Profit	$44.8	$219.6
Increase (decrease) in 2009 from:
Price (including cobalt metal resale)	(42.1)	(161.4)
Volume (including cobalt metal resale)	(14.6)	(60.1)
Copper by-product (price and volume)	(0.6)	(11.5)
Other by-product (price and volume)	(1.3)	(7.5)
Process-based material costs	8.0	10.0
2008 Loss on cobalt forward purchase contract	6.7	2.7
Foreign currency	2.3	10.0
Reductions in manufacturing and distribution expenses	12.2	21.2
Reductions in SG&A expenses	2.2	6.3
Other	(1.6)	(1.9)

2009 Operating Profit	$16.0	$27.4

The decrease in operating profit in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily due to unfavorable cobalt pricing. Operating profit was also impacted by decreased volume as the deterioration of the global economy has resulted in weak demand in Advanced Materials’ end markets. However, on a sequential basis, operating profit increased from $5.0 million in the second quarter of 2009 to $16.0 million in the third quarter of 2009 due to increased demand across all Advanced Materials’ end markets. The decrease in profit associated with copper by-product sales in the nine months ended September 30, 2009 compared to the comparable prior year period was due to both unfavorable price and decreased volume associated with differences in raw material mix. These items were partially offset by a favorable currency impact, lower process-based material costs and decreased manufacturing and distribution and SG&A expenses. The favorable currency impact was primarily the result of the weaker Euro against the U.S. Dollar in the first nine months of 2009 compared to the first nine months of 2008. Manufacturing and distribution and SG&A expenses for the three and nine months ended September 30, 2009 decreased compared to the three and nine months ended September 30, 2008 primarily due to overall reduced spending in response to the weak global economic conditions including reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation.

Specialty Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2009	2008	2009	2008
Net sales	$109.4	$142.3	$292.7	$443.9

Operating profit (loss)	$1.7	$9.5	$(38.1)	$30.3

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Semiconductor	28%	23%	28%	22%
Coatings	18%	20%	19%	20%
Tire	11%	16%	11%	15%
Printed Circuit Board	20%	17%	20%	17%
Memory Disk	10%	9%	9%	10%
Chemical	8%	11%	9%	11%
General Metal Finishing	3%	2%	2%	3%
Other	2%	2%	2%	2%
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Americas	28%	33%	29%	31%
Asia	44%	36%	42%	38%
Europe	28%	31%	29%	31%
The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volumes
Advanced Organics sales volume — metric tons	5,897	7,706	16,784	23,830
Electronic Chemicals sales volume — gallons (thousands)	2,387	2,731	6,274	9,419
Ultra Pure Chemicals sales volume — gallons (thousands)	1,205	1,308	3,334	3,878
Photomasks — number of masks	6,645	7,000	20,076	20,771
Net Sales
The following table identifies the components of change in net sales for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2008 Net Sales	$142.3	443.9
Increase (decrease) in 2009 from:
Volume	(22.1)	(115.3)
Selling price	(7.8)	(20.6)
Foreign currency	(2.4)	(12.9)
Other	(0.6)	(2.4)

2009 Net Sales	$109.4	$292.7

The $32.9 million decrease in net sales in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to decreased volume. Volumes were down across all end markets due to weak demand as a result of the global economic conditions. Unfavorable selling prices and the stronger U.S. dollar also negatively impacted net sales.
The $151.3 million decrease in net sales in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to decreased volume. Volumes were down across all end markets due to customers’ inventory de-stocking, primarily during the first half of 2009, and weak demand as a result of the global economic conditions. Unfavorable selling prices and the stronger U.S. dollar also negatively impacted net sales.
Operating Profit
The following table identifies the components of change in operating profit for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2008 Operating Profit	$9.5	$30.3
Increase (decrease) in 2009 from:
Goodwill impairment, net	0.1	(37.5)
Restructuring charge	(11.9)	(11.9)
Volume	(3.2)	(37.6)
Price	(0.4)	(7.0)
Lower of cost or market inventory charge	0.8	0.3
Intangible asset impairment charge	—	(1.2)
Reductions in manufacturing and distribution expenses	2.1	12.7
Reductions in selling, general and administrative expenses	3.8	11.0
Foreign currency	1.1	3.4
Other	(0.2)	(0.6)

2009 Operating Profit (Loss)	$1.7	$(38.1)

The $68.4 million decrease in operating profit (loss) in the first nine months of 2009 compared to the first nine months of 2008 included non-cash charges totaling $37.5 million in the Specialty Chemicals segment for the impairment of goodwill related to the UPC, Photomasks and Advanced Organics businesses and a $1.2 million non-cash intangible asset impairment charge. See Note 5. In addition, the Company recorded an $11.9 million restructuring charge in the third quarter of 2009. See Note 3. Excluding the third quarter 2009 restructuring charge, operating profit improved compared with the third quarter of 2008, primarily due to the Company’s profit enhancement initiatives. The first nine months of 2009 were also impacted by the decrease in sales volume that drove the decrease in net sales discussed above and unfavorable pricing as price competition increased as a result of reduced market volume. These unfavorable items were partially offset by decreased manufacturing and distribution and SG&A expenses as a result of a reduction in discretionary spending, headcount reductions, and decreased employee incentive compensation.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting both the Advanced Materials and Specialty Chemicals segments but not specifically allocated to either segment, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses were $7.5 million in the third quarter of 2009 compared with $9.9 million in the third quarter of 2008, and $19.5 million in the first nine months of 2009 compared with $28.9 million in the first nine months of 2008. The first nine months of 2009 includes a $4.7 million gain for the termination of the Company’s retiree medical plan. Also impacting corporate expenses was a decrease in employee incentive and share-based compensation expense in the first three and nine months of 2009. This decrease was primarily due to a reduction in anticipated annual incentive compensation, a reduction in the number of time-based restricted shares outstanding, and a reduction in expense related to performance-based incentive compensation as the probability of achievement/vesting decreased.
Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2009	2008	Change
Net cash provided by (used for):
Operating activities	$104,556	$52,461	$52,095
Investing activities	(24,579)	(15,396)	(9,183)
Financing activities	(27,089)	8,313	(35,402)
Effect of exchange rate changes on cash	2,801	(999)	3,800

Net change in cash and cash equivalents	$55,689	$44,379	$11,310

In the first nine months of 2009, net cash provided by operations of $104.6 million was primarily due to a decrease in cash used for working capital requirements, which reflected a decrease in inventories and accounts receivable. These amounts were partially offset by a net loss in the 2009 period. In the first nine months of 2008, net cash provided by operations was primarily due to net income in the period, partially offset by higher working capital needs reflecting higher inventory and accounts receivable balances. The 2008 increase in inventories and accounts receivable was due to the significantly higher cobalt metal prices in the third quarter of 2008 compared with the fourth quarter of 2007.
Net cash used for investing activities is due primarily to capital expenditures of $22.1 million and $23.3 million in the 2009 and 2008 period, respectively. Net cash used for investing activities in the 2008 period also includes proceeds of $4.5 million from loans to the Company’s consolidated joint venture partner and proceeds of $10.7 million related to settlement of cobalt forward purchase contracts, partially offset by cash payments of $5.3 million for professional fees incurred in connection with the acquisitions completed during 2007.
Cash used for financing activities in the 2009 period is primarily repayment of all of the Company’s outstanding debt of $26.1 million. The first nine months of 2008 included $25.0 million net borrowings under the revolving credit agreement, partially offset by a $14.9 million distribution to the DRC smelter joint venture partners.
Financial Condition
Cash and cash equivalents were $300.5 million at September 30, 2009, compared to $268.3 million at June 30, 2009, $272.4 million at March 31, 2009 and $244.8 million at December 31, 2008. The increase in cash of $55.7 million in the first nine months of 2009 was the net impact of $104.6 million provided by operating activities, $24.6 million used for investing activities, $27.1 million used for financing activities, and a $2.8 million increase in cash due to changes in exchange rates. Expected uses of cash include working capital needs, planned capital expenditures and future acquisitions.

Cash balances are held in numerous locations throughout the world, including substantial amounts held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, amounts repatriated could be subject to U.S. federal and state income taxes, less applicable foreign tax credits.
Net working capital (defined as inventory plus accounts receivable less accounts payable) decreased during the three months ended September 30, 2009. At September 30, 2009, net working capital was $288.8 million compared to $297.3 million at June 30, 2009, $320.1 million at March 31, 2009 and $346.9 million at December 31, 2008. Accounts receivable at September 30, 2009 was down 3 percent compared to December 31, 2008. Days sales outstanding for receivables was 47 and 48 days at September 30, 2009 and December 31, 2008, respectively. Inventory was reduced at September 30, 2009 by 14 percent compared to December 31, 2008 primarily due to the mix of inventory. Days in inventory increased to 113 days compared to 96 days at December 31, 2008 as a result of the weak global economic conditions but decreased 13 days from 126 days at June 30, 2009 due to the sequential increase in sales in the third quarter of 2009. Accounts payable at September 30, 2009 was up 12 percent compared to December 31, 2008. Days payables outstanding was 41 days at September 30, 2009 and compared to 27 days at December 31, 2008. The increase in accounts payable is primarily due to timing of inventory deliveries.
Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions and discretionary approvals of the lenders. At September 30, 2009, the Company was in compliance with such conditions but would need to obtain incremental credit commitments by new and/or existing lenders under the existing terms and conditions of the Revolver to access the accordion feature. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt-to-adjusted-earnings ratio. As of September 30, 2009, the Company was in compliance with all of the covenants under the Revolver. Minimum net worth is defined as an amount equal to the sum of $826.1 million plus 75% of consolidated net income for each quarter ending after March 1, 2007 for which consolidated net income is positive. Minimum net worth was $1,059.5 million at September 30, 2009. Consolidated net worth, defined as total OM Group, Inc. stockholders’ equity, was $1,113.9 million at September 30, 2009. The Company is required to maintain a debt to adjusted earnings ratio of consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of no more than 3.5 times. Consolidated net debt is defined as consolidated total debt less cash and cash equivalents. At September 30, 2009, the Company had no consolidated net debt. The Revolver includes a cross default provision whereby an event of default under other debt obligations, as defined, will be considered an event of default under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) plus a calculated margin amount, or on a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt-to-adjusted-earnings ratio. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010. During the second quarter of 2009, the Company repaid the outstanding revolver balance of $25.0 million with available cash on hand. The outstanding Revolver balance was $0 and $25.0 million at September 30, 2009 and December 31, 2008, respectively.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at September 30, 2009 or December 31, 2008.
During the second quarter of 2009, the Company repaid the remaining $1.1 million balance of a term loan with available cash on hand. The balance of the term loan was $1.1 million at December 31, 2008.
The Company believes that cash flow from operations, together with its strong cash position, absence of debt and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the remainder of 2009. In addition, the Company believes it will be able to generate funds needed for potential future acquisitions from these sources and, if required, from additional borrowings or accessing capital markets. However, if the global economic weakness continues for an extended period of time, the Company’s liquidity and financial position could be adversely affected.

Capital Expenditures
Capital expenditures in the first nine months of 2009 were $22.1 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $6.0 to $7.5 million for the remainder of 2009. The primary projects are capacity expansion in selected product lines at the Kokkola refinery, expenditures to maintain and improve throughput with outlays for sustaining operations and environmental, health and safety compliance, and other fixed asset additions at existing facilities.
Contractual Obligations
Since December 31, 2008, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2008 except the repayment of the outstanding Revolver balance and term loan discussed above in “Liquidity and Capital Resources,” which decreased the Company’s debt obligations from $26.1 million as of December 31, 2008 to $0 million as of September 30, 2009.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 other than the adoption of new accounting guidance, as discussed in Note 2 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
As the Company recognized impairment charges relating to goodwill in the first nine months of 2009, the disclosure below provides additional detail related to the policy applicable to the review of goodwill for impairment.
Goodwill and Other Intangible Assets — The Company has goodwill of $234.2 million and $268.7 million at September 30, 2009 and December 31, 2008, respectively. The Company is required to test goodwill and indefinite-lived intangible assets for impairment annually and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. Under the “Intangibles — Goodwill and Other” topic of the ASC, reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, UPC and Photomasks.

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
The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the fourth quarter. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions, future cobalt price assumptions and the WACC used in the DCF model. The results of the testing as of December 31, 2008 confirmed that the carrying value of the UPC reporting unit exceeded its fair value. As such, the Company conducted a preliminary step-two analysis in order to determine the amount of the goodwill impairment and, as a result of that analysis, the Company recorded an estimated goodwill impairment charge of $8.8 million. The Company finalized the step-two analysis during the first quarter of 2009 and concluded the goodwill impairment charge for UPC was $4.7 million; therefore, the Company recorded a $4.1 million adjustment in the first quarter of 2009 to reverse a portion of the 2008 charge.

During the first quarter of 2009, additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. In accordance with the “Intangibles — Goodwill and Other” topic of the ASC, the Company completed step one of the impairment analysis and concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its fair value. As such, the Company undertook a preliminary step-two analysis in order to determine the amount of the goodwill impairment. In the first quarter of 2009, the Company recorded an estimated goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit. The Company finalized step two of the impairment analysis in the second quarter of 2009 and determined no adjustment to the $6.8 million charge was necessary.
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
The Company concluded that operating losses in certain reporting units for the first six months of 2009 and the revisions to estimated future cash flows and growth rates were potential indicators of impairment and an interim goodwill impairment test was required as of June 30, 2009. In accordance with the “Intangibles — Goodwill and Other” topic of the ASC, the Company completed step-one of the impairment analysis and concluded that, as of June 30, 2009, the carrying values of its UPC and Photomasks reporting units exceeded their fair values. As such, the Company undertook a preliminary step-two analysis in order to determine the amount of the goodwill impairment. In the second quarter of 2009, the Company recorded an estimated goodwill impairment charge of $35.0 million to write off $21.0 million of goodwill related to the UPC reporting unit and $14.0 million of goodwill related to the Photomasks reporting unit. The Company finalized the step-two analysis during the third quarter of 2009 and concluded the goodwill impairment charge was $34.9 million ($15.8 million for UPC and $19.1 million for Photomasks); therefore, the Company recorded a net $0.1 million adjustment in the third quarter of 2009 to reverse a portion of the charge taken in the second quarter of 2009.
The primary factors contributing to the $37.5 million goodwill impairment charges in the nine months ended September 30, 2009 were lower assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections, and the change in the Company’s assumption with respect to the probability of future cash flows from opportunities related to the UPC license agreement. The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the 2008 annual and 2009 interim impairment testing. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model. The WACC’s used in the goodwill testing at June 30, 2009 ranged from 13.16% to 16.03%. The Company believes the assumptions used in the annual and 2009 interim impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed.
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
The Company reconciled the sum of the fair values of the reporting units to the Company’s market capitalization at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008. During the third quarter of 2009, there were no impairment indicators present which would require the Company to conduct an interim goodwill impairment test.
Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report (including the Notes to Unaudited Condensed Consolidated Financial Statements) contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing of this report. Significant factors affecting these expectations are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in market risk exposures from December 31, 2008 to September 30, 2009.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the third quarter of 2009 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except the addition of the following risk factor.
WE ARE AT RISK AS A RESULT OF CURRENT CIRCUMSTANCES AND DEVELOPMENTS IN THE DRC.
A substantial amount of our supply of cobalt is sourced from the DRC, a nation that has historically experienced outbreaks of political instability, changes in national and local leadership and financial crisis. The global economic and financial market crisis along with the recent decline in metal prices has impacted the financial condition of the DRC. These factors heighten the risk of changes in the national and local policy towards investors, which, in turn, could result in modification of concessions or contracts, imposition of new and/or retroactive taxes and assessment of penalties, denial of permits or permit renewals or expropriation of assets. GTL has recently experienced an increase in claims by DRC national and local government agencies for additional taxes and customs duties and we cannot predict whether GTL will receive additional claims in the future. Furthermore, if additional claims are received, we cannot predict whether such additional claims will be successful, or, if successful, whether such claims would have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average	Part of Publicly	Be Purchased under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased (1)	per Share	Programs	Programs
July 1 — 31, 2009	133	$30.48	—	$—
August 1 — 31, 2009	207	31.36	—	—
September 1 — 30, 2009	—	—	—	—

Total July 1 — September 30, 2009	340	$31.02	—	$—

(1)	Consists of shares of common stock of the Company surrendered to the Company by employees to pay required taxes applicable to the vesting of restricted stock, in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company.
Item 6. Exhibits
Exhibits are as follows:
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.
Dated November 5, 2009	By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)