Form 10-K
period 2009-12-31
OM GROUP INC
filed 2010-02-25
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 001-12515

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)

216-781-0083
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐     No ☒

The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2009 was approximately $871.6 million.

As of January 31, 2010 there were 30,558,262 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

OM Group, Inc.

PART I

Item 1.	Business
General
OM Group, Inc. (the “Company”) is a global solutions provider of specialty chemicals, advanced materials, electrochemical energy storage, and technologies crucial to enabling its customers to meet increasingly stringent market and application requirements. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products.

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

On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC from EaglePicher Corporation for approximately $172 million in cash, subject to customary post closing adjustments. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets and it is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories, proprietary battery products and complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which approximately 60 percent came from its defense business, approximately 33 percent from its aerospace business and the balance from its medical and other businesses. EaglePicher Technologies will operate and be reported within a new segment called Battery Technologies.

Unless indicated otherwise, the discussion contained in Item 1 of the Form 10-K relates solely to the Company’s business as of December 31, 2009 and does not include EaglePicher Technologies.

Segments
The Company was organized into two segments during 2009: Advanced Materials and Specialty Chemicals. Financial information and further discussion of these segments and geographic areas, including external sales and long-lived assets, are contained in Note 20 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Advanced Materials segment
The Advanced Materials segment consists of inorganics, a smelter joint venture and metal resale. The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of our customers’ products. These products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles, and also strengthen and add durability to diamond and machine cutting tools and drilling equipment used in construction, oil and gas drilling, and quarrying. The smelter joint venture, Groupement pour le Traitement du Terril de Lubumbashi Limited (“GTL”) is owned by the Company (55%), La Générale des Carrières et des Mines (20%) and George Forrest Group (25%) and operates a smelter in the Democratic Republic of Congo (the “DRC”). The GTL smelter is the Company’s primary source of cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture.

Specialty Chemicals segment
The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks.

Electronic Chemicals:  Electronic Chemicals develops and manufactures chemicals for the printed circuit board, memory disk, general metal finishing and electronic packaging and finishing markets. Chemicals developed and manufactured for the printed circuit board market include oxide treatments, electroplating additives, etching technology and electroless copper processes used in the manufacturing of printed circuit boards, widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. Chemicals developed and manufactured for the memory disk market include electroless nickel solutions and preplate chemistries for the computer and consumer electronics industries, for the manufacture of hard drive memory disks used in memory and data storage applications. Memory disk applications include computer hard drives, digital video recorders, MP3 players, digital cameras and business and enterprise servers.

Advanced Organics:  Advanced Organics offers products for the coating and inks, chemical and tire markets. Products for the coatings and inks market promote drying and other performance characteristics. Within the chemical markets, the products accelerate the curing of polyester resins found in reinforced fiberglass. In the tire market, the products promote the adhesion of metal to rubber. During 2009, the Company announced and began to implement a restructuring plan for the carboxylate portion of the Advanced Organics business to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of the products and overcapacity. The restructuring plan includes exiting the Manchester, England manufacturing facility and workforce reductions at the Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The majority of position eliminations are expected to be completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.

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

Photomasks:  Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics, microelectronics and micro electro mechanical systems industries under the Compugraphics brand name. Photomasks are a key enabling technology to the semiconductor and integrated circuit industries and perform a function similar to that of a negative in conventional photography.

Products
The Company is a diversified global developer, producer and marketer of value-added specialty chemicals and advanced materials, and believes it is the world’s leading producer of cobalt-based specialty products. The Company’s businesses serve more than 60 industries worldwide, producing a variety of value-added specialty chemicals and advanced materials. The Company’s products leverage the Company’s production capabilities and bring value to its customers through superior product performance. Typically, these products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. The products frequently are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. The Company’s products are sold in various forms such as solutions, crystals, cathodes, powders and quartz or glass plates.

The Advanced Materials segment consists of inorganics, the DRC smelter joint venture and metal resale. The powders and specialty chemicals that this business produces are used in a variety of industries, including rechargeable battery, construction equipment and cutting tools, catalyst, and ceramics and pigments. Products in this segment, grouped by end market, are:

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

Battery Materials:

Precursors — Battery Grade Cobalt Oxides, Standard Grade Nickel Hydroxide, Mixed Metal Hydroxides

Raw Materials — Fine Cobalt Powder, Cobalt Hydroxide, Battery Grade Cobalt Powders, Cobalt Sulfate, Nickel Sulfate, Recycling

The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks.

•	Electronic Chemicals: This unit works with electroless nickel, precious metals and related products used in the production of printed circuit board assemblies, memory disks, general metal finishing and electronic packaging. Products/processes in Electronic Chemicals, grouped by end market, are:

Printed Circuit Board Chemistry — Graphite-based SHADOW® Direct Metalization, Electroless Copper, E-PREP Desmear Chemistries, CO-BRA BOND® Innerlayer Bonding chemistries, Lead — free solderable finishes including Organic Solderability Preservatives (OSP), Electroless Nickel-Immersion Gold (ENIG), Immersion Silver, specialty cleaners and etchants for copper, acid copper and acid tin electroplating additives, SolStrip for solar cells

Memory Disk — Electroless Nickel Products, Pre-treatment Products

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

•	Advanced Organics: Metal-based specialty chemicals from this business are used to meet the critical needs of a range of industries, including coatings and inks, tire, catalyst, and lubricant and fuel additives. Advanced Organics products, grouped by end market, include:

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

Raw Materials
The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal — typically copper or nickel, and from recycled material. Cobalt raw materials include ore, concentrates, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. Fluctuations in the price of cobalt have historically been significant and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred in the fourth quarter of 2008.

The GTL smelter in the DRC is a primary source for the Company’s cobalt raw material feed. After smelting in the DRC, cobalt is sent to the Company’s refinery in Kokkola, Finland. The planned maintenance shut-down of the GTL smelter began in February 2010 and is expected to last six to ten weeks. The Company expects the shutdown to impact the timing of deliveries from GTL to Kokkola but does not expect the shutdown to impact external sales to customers. As was the case in the previous shutdown, the Company has adequate raw material inventory on-hand to meet anticipated demand.

In 2007, the Company entered into five-year supply agreements with Norilsk Nickel for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate and up to 5,000 metric tons per year of copper in the form of copper cake. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials, providing the Company with a stable supply of cobalt metal. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s supply of cobalt is principally sourced from the DRC, Russia and Finland. The majority of the Company’s unrefined cobalt is derived from GTL and the Norilsk contracts.

A graph of the end of the month reference price of low grade cobalt (as published in Metal Bulletin magazine) per pound for 2004 through 2009 is as follows:

The Specialty Chemicals segment uses a variety of raw materials purchased from a broad supplier base. The principal raw materials utilized by the Specialty Chemicals segment include cobalt, nickel sulphate crystals, sodium hypophosphite, ethylhexoic and neodecanoic acids, photomasks blanks and other various acids. Multiple suppliers are generally available for each of these materials; however some raw materials are sourced from a single supplier. Temporary shortages of raw materials may occasionally occur and cause temporary price increases. Historically, these shortages have not resulted in unavailability of raw materials. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and, when possible, by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of certain raw materials. Certain nickel-based raw materials used in the Company’s Electronic Chemicals business are obtained from Norilsk Nickel under the five-year supply agreements discussed above.

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

The Company’s principal competitors by business are as follows:

•	Advanced Materials: Sherritt International Corporation, Umicore S.A., Eurotungstene Poudres S.A.S., and The Shepherd Chemical Company

•	Advanced Organics: Dura Chemicals Inc.; Elementis plc; Troy Corporation; Byk-Chemie; Ciba Inc. (a subsidiary of BASF Group); Shepherd Chemical Company; Dainippon Ink and Chemicals, Incorporated; and Taekwang Industrial Co., Ltd

•	Electronic Chemicals: Atotech (a subsidiary of Total S.A.); Cookson Group plc; MacDermid Incorporated; Rohm & Haas Company (a subsidiary of Dow Chemical Company.); and Uyemura International, Inc.

•	UPC: Kanto Chemical Co., Inc.; Mitsubishi Chemical Corporation; KMG Chemicals, Inc.; Honeywell International Inc.; and BASF Group

•	Photomasks: Photronics, Inc.; Toppan Photomasks, Inc. (a wholly-owned subsidiary of Toppan Printing Co., Ltd.)

Customers
The Company’s business serves over 3,600 customers. During 2009, approximately 50% of the Company’s net sales were to customers in Asia, 32% to customers in Europe and 18% to customers in the Americas. Sales to Nichia Chemical Corporation represented approximately 16%, 22% and 23% of net sales in 2009, 2008 and 2007, respectively. Sales to the Company’s top five customers represented approximately 26% of net sales in 2009. The loss of one or more of these customers could have a material adverse effect on the Company’s business, results of operations or financial position.

While customer demand for the Company’s products is generally non-seasonal, supply/demand and price perception dynamics of key raw materials do periodically cause customers to either accelerate or delay purchases of the Company’s products, generating short-term results that may not be indicative of longer-term trends. Historically, Advanced Materials revenues during July and August have been lower than other months due to the summer holiday season in Europe. Furthermore, the Company historically has used the summer season to perform its annual maintenance shut-down at its refinery in Finland.

The Company generally has written sales agreements with its customers. In some cases, these arrangements are in the form of a written contract containing provisions applicable to the sales, including the terms of the sales arrangement. In other cases, sales are made pursuant to a written purchase order that is issued in connection with a sale and contains terms and conditions applicable to the sale.

Foreign Currency
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, sales at certain locations, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the Company’s results of operations are subject to the variability that arises from exchange rate movements. In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which the Company has foreign currency rate exposure are the European Union Euro, British Pound Sterling, Japanese Yen, Taiwanese Dollar and the Congolese Franc.

Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements, including joint development arrangements with customers that involve innovative products. New products include new chemical formulations, metal-containing compounds, and concentrations of various components and product forms. Research and development expenses were approximately $9.2 million in 2009, $10.8 million in 2008 and $8.2 million for 2007.

The Company’s research staff conducts research and development in laboratories located in Westlake, Ohio; South Plainfield, New Jersey; Kuching, Malaysia; Singapore; Lagenfeld, Germany; Kokkola, Finland; Riddings, England; Chung Li, Taiwan; Maple Plain, Minnesota; and Saint Fromond, France.

During 2009, the Company entered into a license and supply agreement with Rahu Catalytics Limited (“Rahu”). The Company acquired the rights to use Rahu’s oxidation catalyst within applications for the coatings and inks and composites markets.

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

Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2009 and 2008, the Company had environmental reserves of $2.8 million and $3.4 million, respectively. The Company continually evaluates the adequacy of its reserves and adjusts the reserves when determined to be appropriate.

Ongoing environmental compliance costs, which are expensed as incurred, were approximately$10.9 million in 2009 and $10.6 million in 2008 and included costs relating to product stewardship; waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; sustainability programs and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent. This includes the European Union’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation, which has established a new system to register and evaluate chemicals manufactured in, or imported to, the European Union. REACH-related activities and studies will require additional testing, documentation and risk assessments for the chemical industry and will affect a broad range of substances manufactured and sold by the Company. The Company has created an internal team to manage REACH implementation and is working closely with its business partners to ensure that the requirements can be met in an effective and efficient manner. REACH-related activities, included in ongoing environmental compliance costs above, were $0.1 million and $0.9 million in 2008 and 2009, respectively. The Company anticipates spending approximately $3.1 million on REACH-related studies and activities in 2010.

The Company also incurred capital expenditures of approximately $0.5 million and $3.3 million in 2009 and 2008, respectively, in connection with ongoing environmental compliance. The Company anticipates that capital expenditure levels for these purposes will be approximately $4.1 million in 2010, as it continues to modify certain processes to ensure they continue to comply with environmental regulation and undertakes new pollution prevention and waste reduction projects.

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

Employees
At December 31, 2009, the Company had 2,007 full-time employees, with 345 located in North America, 741 located in Europe, 390 located in Africa and 531 located in Asia-Pacific. The employees located in Africa are employed by GTL, the smelter joint venture. Employees at the Company’s facility in Kokkola, Finland are members of several national workers’ unions under various union agreements. Employees in the DRC are members of various trade unions. The union agreements have a term of three years expiring in May 2011. The Company expects to enter into new agreements covering those employees upon expiration of the current agreements. Other European employees are represented by either a labor union or a statutory works council arrangement. The Company believes that relations with its employees are good.

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
Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K.

THE GLOBAL ECONOMIC DOWNTURN HAS HAD AND MAY CONTINUE TO HAVE A NEGATIVE EFFECT ON OUR BUSINESS AND OPERATIONS.
The global economic downturn has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers, distributors and suppliers have been affected by the current economic conditions. Current or potential customers may be unable to fund purchases or may determine to reduce purchases or inventories or may cease to continue in business, which has led to and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. In addition, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet customer demand or could affect our gross margins. We also are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn in light of certain fixed costs associated with our operations.

The timing, strength or duration of any recovery in the global economic markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

CONTINUED OR FURTHER DETERIORATION OF THE ECONOMY COULD LEAD TO REDUCED EARNINGS AND COULD RESULT IN FUTURE GOODWILL OR INTANGIBLE ASSET IMPAIRMENTS.
The weakness in the global economy may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges that may be material to our financial condition or results of operations. As of December 31, 2009, we have $234.2 million of goodwill and $79.2 million of intangible assets recorded on our balance sheet. We perform annual impairment tests of our goodwill and indefinite-lived intangible assets and more often if indicators of impairment exist.

During 2009, we recorded goodwill impairment charges of $37.5 million. The primary factors contributing to these goodwill impairment charges were lower assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections, and the change in our assumption with respect to the probability of future cash flows from opportunities related to a license agreement. In addition, we determined that certain indefinite-lived trade names and a license agreement were impaired due to downward revisions in estimates of future revenue and cash flows. As a result, we recorded an impairment loss of $1.6 million in 2009 relating to these intangible assets.

We use a number of estimates and assumptions in calculating the estimated fair values of assets in our impairment testing, including future operating cash flow assumptions, future growth rates, future cobalt price assumptions and the weighted average cost of capital.

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

Changes in our assumptions and estimates, or continued weakness or further deterioration in the economy, could materially affect the goodwill and intangible asset impairment tests. If any of these factors worsen, we may be required to recognize an additional goodwill and/or intangible asset impairment charge that may be material to our financial condition or results of operations.

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

EXTENDED BUSINESS INTERRUPTION AT OUR FACILITIES COULD HAVE AN ADVERSE IMPACT ON OPERATING RESULTS.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. Any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Kokkola, Finland facility is the primary refining and production facility for our Advanced Materials products. The GTL smelter in the DRC is the primary source for our cobalt raw material feed. Our Cleveland, Ohio facility serves as our corporate headquarters. These facilities are critical to our business, and a fire, flood, earthquake or other disaster or condition that damaged or destroyed any of these facilities could disable them. Any such damage to, or other condition significantly interfering with the operation of these facilities, such as an interruption of our supply lines, would have a material adverse effect on our business, financial condition and results of operations. Our insurance coverage may not be adequate to fully cover these potential risks. In addition, our insurance coverage may become more restrictive and/or increasingly costly, and there can be no assurance that we will be able to maintain insurance coverage in the future at an acceptable cost or at all.

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

WE ARE AT RISK FROM FLUCTUATIONS IN THE PRICE OF COBALT AND OTHER RAW MATERIALS.
Unrefined cobalt is the principal raw material we use in manufacturing Advanced Materials products, and the cost of cobalt fluctuates due to changes in the reference price caused by actual or perceived changes in supply and demand, and changes in availability from suppliers. Fluctuations in the price of cobalt have been significant in the past and we believe price fluctuations are likely to occur in the future. The London Metal Exchange (“LME”) is scheduled to commence trading in cobalt futures contracts in 2010. We are unable to predict the impact the trading of cobalt futures on the LME will have on cobalt price variability. Our ability to pass increases in raw material costs through to our customers by increasing the selling prices of our products is an important factor in our business. We cannot guarantee that we will be able to maintain an appropriate differential at all times.

We may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when cobalt and other raw material prices decrease. In periods of raw material metal price declines or declines in the selling prices of our finished products, inventory carrying values could exceed the amount we could realize on sale, resulting in a charge against inventory that could have a material adverse effect on our business, financial condition or results of operations.

THE MAJORITY OF OUR OPERATIONS ARE OUTSIDE THE UNITED STATES, WHICH SUBJECTS US TO RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
Our business is subject to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. In addition to risks associated with fluctuations in foreign exchange rates, risks inherent in international operations include the following:

•	potential supply disruptions as a result of political instability, civil unrest or labor difficulties in countries in which we have operations, especially the DRC and surrounding countries;

•	agreements may be difficult to enforce, may be subject to government renegotiation, and receivables difficult to collect through a foreign country’s legal system;

•	Customers in certain regions may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters; and

•	submission to the jurisdiction and judgments of foreign courts or arbitration panels, including judgments that may involve a sovereign nation, may adversely affect our business.

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

We engage in business in certain countries where the risk of public sector corruption and bribery is high. We have implemented policies and procedures and conducted employee training to assure that our operations are in compliance with anti-bribery laws. If our compliance actions fail, a violation of anti-bribery laws could result in serious penalties, including criminal and civil sanctions. Such sanctions could have a material adverse effect on our business as a whole.

WE MAY EXPERIENCE DIFFICULTIES TRANSITIONING EAGLEPICHER TECHNOLOGIES TO OM GROUP, INC. AND MAY NOT REALIZE THE EXPECTED BENEFITS OF THE ACQUISITION.
The acquisition of EaglePicher Technologies involves the addition of lines of business in which we have not historically engaged and possible differences in corporate cultures and management philosophies that may increase the difficulties of the transition. The transition of EaglePicher Technologies will require the dedication of significant management resources and may temporarily divert management’s attention from operational matters. Employee uncertainty and lack of focus during the transition process may also disrupt our businesses. We may lose key personnel from the acquired organization and employees in the acquired organization may be resistant to change and may not adapt well to our corporate structure. The process of transitioning operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses.

Achieving the anticipated benefits of the EaglePicher Technologies acquisition will depend in part upon our ability to transition EaglePicher Technologies operations in an efficient and effective manner, and we may be unable to accomplish the transition successfully. Inability to successfully transition the operations of EaglePicher Technologies could adversely affect our results of operations and financial condition.

In addition, there may be liabilities of EaglePicher Technologies that we failed to or were unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. Indemnities and warranties obtained from the sellers may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.

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

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION AND MAY INCUR UNANTICIPATED COSTS OR LIABILITIES ARISING OUT OF ENVIRONMENTAL MATTERS.
We are subject to stringent laws and regulations relating to the storage, handling, disposal, emission and discharge of materials into the environment, and we have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, we may from time to time be subjected to claims for personal injury, property damages or natural resource damages made by third parties or regulators. Our annual environmental compliance costs were $10.9 million in 2009. In addition, we made capital expenditures of approximately $0.5 million in 2009 in connection with environmental compliance.

As of December 31, 2009, we had reserves of $2.8 million for environmental liabilities. However, given the many uncertainties involved in assessing liability for environmental claims, our current reserves may prove to be insufficient. In addition, our current reserves are based only on known sites and the known contamination on those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could require us to make additional expenditures for environmental remediation or could result in exposure to claims in the future.

CHANGES IN ENVIRONMENTAL, HEALTH AND SAFETY REGULATORY REQUIREMENTS COULD AFFECT SALES OF OUR PRODUCTS.
New or revised governmental regulations relating to health, safety and the environment may affect demand for our products. For example, the European Union’s REACH legislation, which has established a new system to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry, could affect our ability to sell certain products. Such new or revised regulations may result in heightened concerns about the chemicals involved and in additional requirements being placed on the production, handling, or labeling of the chemicals and may increase the cost of producing them and/or limit the use of such chemicals or products containing such chemicals, which could lead to a decrease in demand. As a result of these regulations, customers may avoid purchasing some products in favor of perceived “greener,” less hazardous or less costly alternatives which could adversely affect sales of our products. Additional new regulations may require us to incur significant additional compliance costs.

OUR RESTRUCTURING ACTIVITIES MAY NOT ACHIEVE THE RESULTS WE ANTICIPATE.
We have undertaken and may continue to undertake organizational restructurings to optimize our asset base, improve operating efficiencies and generate cost savings. In connection with many of these actions we have projected one-time and on-going cost savings. We cannot be certain that we will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. In addition, we have announced the closure of the Manchester, England manufacturing facility. We may not be successful in migrating our customers from that facility to other facilities. We may make further specific determinations to consolidate, close or sell additional facilities. Possible adverse consequences resulting from the announced restructuring plan or from decisions to restructure additional facilities may include adjustments to existing accruals and/or additional charges related to workforce reductions, including severance and other termination benefits, lease termination obligations, facility decommissioning, demolition and environmental remediation costs and other exit costs.

WE MAY NOT BE ABLE TO RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGES IN OUR INDUSTRY OR IN OUR CUSTOMERS’ PRODUCTS.
Our future business success will depend in part upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business, financial condition or results of operations. Moreover, technological and other changes in our customers’ products or processes may render some of our specialty chemicals unnecessary, which would reduce the demand for those chemicals.

BECAUSE WE DEPEND ON SEVERAL LARGE CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY ANY DISRUPTION OF OUR RELATIONSHIP WITH THESE CUSTOMERS OR ANY MATERIAL ADVERSE CHANGE IN THEIR BUSINESSES.
We depend on several large customers for a significant portion of our business. In 2009, our top five customers accounted for 26% of our net sales. Sales to Nichia Chemical Corporation represented approximately 16% of net sales in 2009. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or the unwillingness or inability of them to perform their obligations under the agreements, could materially affect our business, financial condition or results of operations. In addition, any material adverse change in the financial condition of any of our major customers would have similar adverse effects.

WE OPERATE IN VERY COMPETITIVE INDUSTRIES, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.
We have many competitors. Some of our principal competitors have greater financial and other resources and greater brand recognition than we have. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. As a result of the competitive environment in the markets in which we operate, we currently face and will continue to face pressure on the sales prices of our products from competitors and large customers. With these pricing pressures, we may experience future reductions in the profit margins on our sales, or may be unable to pass on future raw material price or operating cost increases to our customers, which also would reduce profit margins. As we have few long-term commitments from our customers, this competitive environment could give rise to a sudden loss of business.

INDUSTRY CONSOLIDATION BY COMPETITORS MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS.
There has been a trend toward industry consolidation in our markets. We believe that industry consolidation among our peers may result in stronger competitors with greater financial and other resources that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, financial condition or results of operations.

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

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION OR OPERATING RESULTS.
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

We are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income tax against us. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our financial condition or results of operations in the period or periods for which that determination is made.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS.
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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.
Historically, our common stock has experienced substantial price volatility, particularly as a result of changes in metal prices, primarily unrefined cobalt, which is our primary raw material. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has often been unrelated to our operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

WE MAINTAIN CASH BALANCES IN U.S. AND FOREIGN FINANCIAL INSTITUTIONS WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY.
While we monitor the financial institutions with which we maintain accounts, we may not be able to recover our funds in the event that a financial institution fails. As a result, this could adversely affect our ability to fund normal operations or capital expenditures.

THE INSURANCE THAT WE MAINTAIN MAY NOT FULLY COVER ALL POTENTIAL EXPOSURES.
We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Item 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

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

Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, is set forth below:

	Facility		Approximate
Location	Function*	Segment	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	M	Advanced Materials	116,000	joint venture (55% owned)
North America:
Cleveland, Ohio	A	Corporate	24,500	Leased
Westlake, Ohio	A, R	Specialty Chemicals	35,200	Owned
Belleville, Ontario	M	Specialty Chemicals	38,000	Owned
Franklin, Pennsylvania	M	Specialty Chemicals	331,500	Owned
South Plainfield, New Jersey	A, R	Specialty Chemicals	18,400	Leased
Los Gatos, California	M, A	Specialty Chemicals	24,912	Leased
Fremont, California	M, A	Specialty Chemicals	16,000	Leased
Maple Plain, Minnesota	M, A, R	Specialty Chemicals	65,000	Owned
Asia-Pacific:
Kuching, Malaysia	M, A, R,	Specialty Chemicals	55,000	Land-Leased Building - Owned
Tokyo, Japan	A	Advanced Materials	2,300	Leased
Taipei, Taiwan	A	Specialty Chemicals	2,350	Leased
Chung-Li, Taiwan	M, A, R	Specialty Chemicals	88,000	Leased
Suzhou, China	M, A	Specialty Chemicals	85,530	Owned
Wuzhong, Suzhou, China	M, A	Specialty Chemicals	30,000	Leased
Shenzen, China	A, W	Specialty Chemicals	25,000	Leased
Singapore Electronic Chemicals	M, A, R	Specialty Chemicals	57,856	Leased
Singapore UPC	A, W	Specialty Chemicals	70,000	Leased
Europe:
Manchester, England	M, A, R	Specialty Chemicals	73,300	Owned
Kokkola, Finland	M, A, R	Advanced Materials	470,000	Land-Leased Building - Owned
Glenrothes, Scotland	M, A	Specialty Chemicals	80,000	Owned
Riddings, England	M, A, R	Specialty Chemicals	30,000	Leased
Saint Cheron, France	W	Specialty Chemicals	42,030	Owned
Saint Fromond, France	M, A, R	Specialty Chemicals	99,207	Owned
Rousset Cedex, France	A, W	Specialty Chemicals	14,400	Leased
Castres, France	M, A	Specialty Chemicals	43,000	Owned
Lagenfeld, Germany	A, R	Specialty Chemicals	47,430	Leased

*	M — Manufacturing/refining; A — Administrative; R — Research and Development; W — Warehouse

Item 3.	Legal Proceedings
The Company is a party to various legal and administrative proceedings incidental to its business. The Company believes that disposition of all suits and claims related to its ordinary course of business should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2009 fiscal year.

Executive Officers of the Registrant
The information under this item is being furnished pursuant to General Instruction G of Form 10-K.

There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Years indicate the year the individual was named to the indicated position.

Joseph M. Scaminace — 56

•	Chairman and Chief Executive Officer, August 2005

•	Chief Executive Officer, June 2005

•	President, Chief Operating Officer and Board Member, The Sherwin-Williams Company 1999 — 2005

Kenneth Haber — 59

•	Chief Financial Officer, March 2006

•	Interim Chief Financial Officer, November 2005 — March 2006

•	Owner and President, G&H Group Company, dba Partners in Success, May 2000 — March 2006

Valerie Gentile Sachs — 54

•	Vice President, General Counsel and Secretary, September 2005

•	Executive Vice President, General Counsel and Secretary, Jo-Ann Stores, Inc., 2003 — 2005

Stephen D. Dunmead — 46

•	Vice President and General Manager, Specialties, January 2006

•	Vice President and General Manager, Cobalt Group, August 2003 — January 2006

Gregory J. Griffith — 54

•	Vice President, Strategic Planning, Development and Investor Relations, February 2007

•	Vice President, Corporate Affairs and Investor Relations, October 2005 — February 2007

•	Director of Investor Relations, July 2002 — October 2005

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2009, the approximate number of record holders of the Company’s common stock was 1,300.

The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2009			2008
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend

First quarter	$24.38	$13.90	$—	$66.00	$49.00	$—
Second quarter	$30.10	$18.94	$—	$62.14	$32.65	$—
Third quarter	$35.97	$25.24	$—	$37.84	$20.36	$—
Fourth quarter	$34.44	$26.41	$—	$25.62	$12.20	$—

The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2010.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
(In millions, except per share data)

Income Statement Data:
Net sales	$871.7	$1,736.8	$1,021.5	$660.1	$617.5
Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(19.4)	$134.9	$111.5	$23.6	$(12.4)
Income (loss) from discontinued operations, net of tax	1.5	0.1	135.4	192.2	49.0
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.3	2.3

Net income (loss)	$(17.9)	$135.0	$246.9	$216.1	$38.9

Net income (loss) per common share attribuable to OM Group, Inc. — basic:
Continuing operations	$(0.64)	$4.48	$3.73	$0.80	$(0.43)
Discontinued operations	0.05	—	4.52	6.55	1.71
Cumulative effect of change in accounting principle	—	—	—	0.01	0.08

Net income	$(0.59)	$4.48	$8.25	$7.36	$1.36

Net income (loss) per common share attribuable to OM Group, Inc. — assuming dilution:
Continuing operations	$(0.64)	$4.45	$3.68	$0.80	$(0.43)
Discontinued operations	0.05	—	4.47	6.50	1.71
Cumulative effect of a change in accounting principle	—	—	—	0.01	0.08

Net income	$(0.59)	$4.45	$8.15	$7.31	$1.36

Dividends declared and paid per common share	$—	$—	$—	$—	$—
Balance Sheet Data:
Total assets	$1,444.1	$1,434.4	$1,469.2	$1,618.2	$1,220.3
Long-term debt, excluding current portion(a)	$—	$26.1	$1.1	$1.2	$416.1

(a)	Amount in 2006 excludes the $400.0 million of outstanding Notes. On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding Notes. The Notes were classified as a current liability at December 31, 2006.

Results for 2009 include a $37.5 million goodwill impairment charge, a $12.7 million pre-tax restructuring charge and a $4.7 million pre-tax gain on termination of the retiree medical plan.

Results for 2008 include a $27.7 million pre-tax adjustment to reduce the carrying value of certain inventory to market value, an $8.8 million goodwill impairment charge and a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns.

Results for 2007 include a pretax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively. In addition, 2007 results also include a $21.7 million pre-tax charge related to the redemption of the Notes and income tax expense of $45.7 million related to repatriation of cash from overseas primarily as a result of the redemption of the Notes in March 2007.

Results for 2006 include a $12.2 million pre-tax gain related to the sale of common shares of Weda Bay Minerals, Inc. Results for 2006 also include a $3.2 million pre-tax charge for the settlement of litigation related to the former chief executive officer’s termination. Income tax expense for 2006 includes $14.1 million to provide additional U.S. income taxes on $384.1 million of undistributed earnings of consolidated foreign subsidiaries in connection with the Company’s planned redemption of the Notes in March 2007.

Results for 2005 include $27.5 million of pre-tax income related to the receipt of net insurance proceeds related to shareholder class action and derivative lawsuits, and $4.6 million of pre-tax income related to the mark-to-market of 380,000 shares of common stock issued in connection with the shareholder derivative litigation, both partially offset by an $8.9 million charge related to the former chief executive officer’s termination.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

General
The Company is a global solutions provider of specialty chemicals, advanced materials, electrochemical energy storage, and technologies crucial to enabling its customers to meet increasingly stringent market and application requirements. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products.

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

On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC from EaglePicher Corporation for approximately $172 million in cash, subject to customary post-closing adjustments. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets and it is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories, proprietary battery products and complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which approximately 60 percent came from its defense business, approximately 33 percent from its aerospace business and the balance from its medical and other businesses. EaglePicher Technologies will operate and be reported in 2010 within a new segment of the Company called Battery Technologies.

Unless indicated otherwise, the discussion contained in Item 7 of the Form 10-K relates solely to the Company’s business as of December 31, 2009 and does not include EaglePicher Technologies.

Segments
The Company was organized into two segments during 2009: Advanced Materials and Specialty Chemicals. The Advanced Materials segment consists of inorganics, a smelter joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited (“GTL”)) in the Democratic Republic of Congo (the “DRC”) and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks.

The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of customers’ products. Among other things, these products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles. The GTL smelter is the Company’s primary source of cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a 55% controlling interest in the joint venture.

The Specialty Chemicals segment consists of the following:

Electronic Chemicals:  Electronic Chemicals develops and manufactures chemicals for the printed circuit board, memory disk, general metal finishing and electronic packaging and finishing markets.

Advanced Organics:  Advanced Organics offers products for the coating and inks, chemical and tire markets.

Ultra Pure Chemicals:  UPC develops and manufactures a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays.

Photomasks:  Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics, microelectronics and micro electro mechanical systems industries under the Compugraphics brand name.

Key Factors Affecting Operations
The Company’s business is critically connected to both the availability and price of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal — typically copper or nickel, and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers.

In the first quarter of 2007, the Company entered into five-year supply agreements with Norilsk Nickel for up to 2,500 metric tons per year of cobalt metal, up to 2,500 metric tons per year of crude in the form of cobalt hydroxide concentrate, up to 1,500 metric tons per year of cobalt in the form of crude cobalt sulfate, up to 5,000 metric tons per year of copper in the form of copper cake and various other nickel-based raw materials used in the Company’s Electronic Chemicals business. The Norilsk agreements strengthen the Company’s supply chain and secure a consistent source of raw materials, providing the Company with a stable supply of cobalt metal. Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s supply of cobalt is principally sourced from the DRC, Russia and Finland. The majority of the Company’s unrefined cobalt is derived from GTL and Norilsk.

The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. The Company attempts to pass through to its customers increases in raw material prices, and certain sales contracts and raw material purchase contracts contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have historically been significant and the Company believes that cobalt price fluctuations are likely to continue in the future. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred in the fourth quarter of 2008.

The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, sales at certain locations, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the Company’s results of operations are subject to the variability that arises from exchange rate movements. The primary currencies that contribute to the Company’s foreign currency rate exposure are the European Union Euro, the British Pound Sterling, the Japanese Yen, the Taiwanese Dollar and the Congolese Franc. In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results.

Executive Overview
The deterioration of the global economy affected all of the Company’s businesses during 2009. Customer de-stocking, primarily during the first half of 2009, and weakness in end-market demand reduced the volumes of products sold by all of the Company’s businesses. This reduced volume, together with lower cobalt prices, had a significant adverse impact on the Company’s operating results during 2009 compared with 2008. As discussed below, the Company’s net sales and gross profit in 2009 were each approximately 50% of the respective 2008 amounts and the Company had an operating loss in 2009.

Cobalt prices continued to affect the Advanced Materials segment. The average reference price of low-grade cobalt listed in the trade publication Metal Bulletin was $46.19 and $45.93 in the first and second quarters of 2008, respectively, prior to a significant decline during the second half of 2008. Following this decline, the average reference price during the four 2009 quarterly periods ranged from a low of $13.37 to a high of $18.35. The lower level of the average reference price in 2009 compared with 2008 resulted in lower product selling prices in 2009. In addition, overall cobalt volume declined in 2009 compared to 2008. Demand for fine powders in powder metallurgy applications weakened significantly in 2009 as a result of customer de-stocking, primarily during the first half of 2009, and sharply declining demand in the automotive, construction and mining sectors. The rechargeable battery market has been impacted by decreased demand for portable consumer electronics. The chemical, ceramic and pigment markets also experienced decreased demand as compared with 2008. On a sequential basis, Advanced Materials experienced increased demand across all end markets in the second half of 2009 compared with the first half of 2009.

The deterioration in the global economy also negatively impacted Specialty Chemicals. Global demand for tires, coatings and chemicals slowed significantly near the end of the fourth quarter of 2008 and remained slow throughout 2009. The printed circuit board, semiconductor and electronics-related markets also have experienced decreased demand compared with 2008. However, demand in the second half of 2009 improved compared with the first half of 2009 in the key end markets of its Electronic Chemicals, Advanced Organics and UPC businesses.

In 2009, the Company recorded net goodwill impairment charges of $37.5 million related to its Advanced Organics, UPC and Photomasks businesses and restructuring charges totaling $12.7 million related to its Advanced Organics business. As discussed below, the Company has initiated a restructuring for the carboxylate portion of its Advanced Organics business to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of the products and overcapacity.

The Company has taken steps to attempt to mitigate the impact of the current economic downturn. In addition to the restructuring of the carboxylate portion of the Advanced Organics business, it has reducing spending, eliminated 2009 discretionary salary increases, implemented headcount reductions, delayed capital projects and engaging in continuing efforts to reduce working capital. During 2009, the Company also repaid the outstanding balance under its revolving credit agreement and continued to generate cash from operations, resulting in a strong cash position of $355.4 million and no debt outstanding at December 31, 2009.

Consolidated Operating Results for 2009, 2008 and 2007
Set forth below is a summary of the Statements of Consolidated Operations for the years ended December 31,

	2009		2008		2007
(Millions of dollars & percent of net sales)

Net sales	$871.7		$1,736.8		$1,021.5
Cost of products sold (excluding restructuring charges)	693.9		1,384.3		708.3
Restructuring charges	12.0		—		—

Gross profit	165.8	19.0%	352.5	20.3%	313.2	30.7%
Selling, general and administrative expenses	133.3	15.3%	166.1	9.6%	117.0	11.5%
Goodwill impairment, net	37.5		8.8		—
Restructuring charges	0.7		—		—
Gain on termination of retiree medical plan	(4.7)		—		—

Operating profit (loss)	(1.0)	−0.1%	177.6	10.2%	196.2	19.2%
Other income (expense), net	(0.1)		(5.3)		2.0
Income tax expense	(20.9)		(16.1)		(76.3)

Income from continuing operations, net of tax	(22.0)		156.2		121.9
Discontinued operations:
Income from discontinued operations, net of tax	1.5		0.1		63.1
Gain on sale of discontinued operations, net of tax	—		—		72.3

Total income from discontinued operations, net of tax	1.5		0.1		135.4

Consolidated net income (loss)	(20.5)		156.3		257.3
Net (income) loss attributable to noncontrolling interest	2.6		(21.3)		(10.4)

Net income (loss) attributable to OM Group, Inc. common shareholders	$(17.9)		$135.0		$246.9

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(0.64)		$4.48		$3.73
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.05		—		4.52

Net income (loss) attributable to OM Group, Inc. common shareholders	$(0.59)		$4.48		$8.25

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(0.64)		$4.45		$3.68
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.05		—		4.47

Net income (loss) attributable to OM Group, Inc. common shareholders	$(0.59)		$4.45		$8.15

Weighted average shares outstanding
Basic	30,244		30,124		29,937
Assuming dilution	30,244		30,358		30,276
Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(19.4)		$134.9		$111.5
Income from discontinued operations, net of tax	1.5		0.1		135.4

Net income (loss)	$(17.9)		$135.0		$246.9

2009 Compared with 2008
The following table identifies, by segment, the components of change in net sales in 2009 compared with 2008:

(In millions)

2008 Net Sales	$1,736.8
Decrease in 2009 from:
Advanced Materials	(720.0)
Specialty Chemicals	(144.9)
Intersegment items	(0.2)

2009 Net Sales	$871.7

Net sales decreased $865.1 million, or 50%, primarily due to a $398.7 million decrease from lower product selling prices in the Advanced Materials segment, which resulted from a decrease in the average cobalt reference price in 2009 compared with 2008, and a $169.0 million decrease from the resale of cobalt metal. The weak economy drove decreases in volume in both Advanced Materials ($122.0 million) and Specialty Chemicals ($107.8 million) as a result of weak end-market demand and customer de-stocking. Advanced Materials copper by-product sales also were lower ($28.6 million) due to the lower average copper price and decreased volume in 2009 compared with 2008. Unfavorable selling prices and sales mix ($24.1 million) and currency impact ($14.3 million) also negatively impacted net sales in Specialty Chemicals.

During 2009, the Company announced and began to implement a restructuring plan of the carboxylate portion of its Advanced Organics business to better align the cost structure to industry conditions resulting from weak customer demand and overcapacity. The restructuring plan provides for exiting the Manchester, England manufacturing facility by mid-2010 and disposing of the fixed assets located in the Manchester facility, as well as smaller workforce reductions at other facilities. The restructuring plan does not involve the discontinuation of any material product lines or other functions for the Advanced Organics business as a whole. The Company recorded charges totaling $12.7 million in 2009 in connection with the restructuring during that period. As a result of this restructuring program, the Company expects net assets employed will be reduced by $15.7 million through a combination of fixed asset and net working capital reductions.

Gross profit decreased to $165.8 million in 2009, compared with $352.5 million in 2008. The largest factor affecting the $186.7 million decrease in gross profit was the change in the average cobalt reference price during 2008 and 2009. The average cobalt reference price rose from $40.00 at the beginning of 2008 to near $50.00 by the end of the first quarter and averaged $45.93 and $32.54 per pound in the second and third quarters of 2008, respectively, before dropping to an average of $20.81 per pound in the fourth quarter of 2008. The average reference price of cobalt was $13.37, $14.44, $17.30 and $18.35 in the first, second, third and fourth quarters of 2009, respectively. As a result, 2008 benefited from higher product selling prices due to the high average reference price for cobalt during the first half of 2008 and the favorable effect of a rising cobalt price environment during that period, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials. This set of circumstances did not exist during 2009, which included a lower and more stable price environment. The impact of the changing reference price reduced gross profit by $156.9 million in 2009 compared with 2008. As a result of the rapid and significant decline in the cobalt reference price during the second half of 2008, and in particular in the fourth quarter, 2008 results include a $27.7 million charge ($20.7 in Advanced Materials and $7.0 million in Specialty Chemicals) to reduce the carrying value of certain inventories to market value. Also impacting the Advanced Materials segment gross profit was decreased volume ($51.9 million) and a decrease in profit associated with copper by-product sales ($7.2 million). Advanced Materials was favorably impacted by a $23.7 million reduction in manufacturing and distribution expenses due primarily to reduced volume and the Company’s profit enhancement initiatives that included reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation; and lower process-based material costs ($15.2 million). In the Specialty Chemicals segment, decreased volume and restructuring charges reduced gross profit by $36.8 million and $12.0 million, respectively. Specialty Chemicals was favorably impacted by a $12.6 million reduction in manufacturing and distribution expenses due primarily to the reduced volume and the Company’s profit enhancement initiatives described above. The decrease in gross profit as a percentage of net sales (19.0% in 2009 versus 20.3% in 2008) was primarily due to the favorable effect of higher cobalt selling prices in 2008 partially offset by the $27.7 million inventory adjustment, as compared with the conditions that existed during 2009, which included the $12.0 million restructuring charge and fixed expenses spread over lower sales revenues.

Selling, general and administrative expenses (“SG&A”) decreased to $133.3 million in 2009 compared with $166.1 million in 2008. The decline in SG&A was primarily attributable to overall reduced spending due to reduced volume and the Company’s profit enhancement initiatives, including headcount reductions and decreased employee incentive compensation. The increase in SG&A as a percentage of net sales (15.3% in 2009 versus 9.6% in 2008) was due to SG&A expenses being spread over lower net sales.

In 2009, the Company recorded a non-cash charge totaling $37.5 million in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, UPC and Photomasks businesses. (The charge is net of a $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million taken in the fourth quarter of 2008 related to the UPC reporting unit as a result of the Company finalizing its impairment analysis in the first quarter of 2009.) See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the goodwill impairment charges.

The Company recognized a $4.7 million gain in 2009 on the termination of its retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation has been eliminated. The gain is included as a reduction of Corporate expenses.

The change in operating profit (loss) for 2009 compared with 2008 was due to the factors discussed above, primarily changes in cobalt price, reduced volumes and goodwill impairment charges, partially offset by cost reductions. The following table identifies, by segment, the components of change in operating profit (loss) for 2009 compared with 2008:

(In millions)

2008 Operating Profit	$177.6
Increase (decrease) in 2009 from:
Advanced Materials	(150.2)
Specialty Chemicals	(38.2)
Corporate	10.2
Intersegment items	(0.4)

2009 Operating Loss	$(1.0)

Other income (expense), net for 2009 was expense of $0.1 million compared with expense of $5.3 million in 2008. The following table summarizes the components of Other income (expense), net:

	Year Ended December 31,
	2009	2008	Change
(In thousands)

Interest expense	$(689)	$(1,597)	$908
Interest income	928	1,920	(992)
Foreign exchange gain (loss)	(21)	(3,744)	3,723
Other expense, net	(292)	(1,913)	1,621

	$(74)	$(5,334)	$5,260

The change in income (loss) from continuing operations before income tax expense for 2009 compared with 2008 was due to the factors discussed above, primarily the impact of the decline in the cobalt reference price, the negative impact on demand caused by the deterioration of the global economy, the goodwill and intangible asset impairment charges and the restructuring charge.

Income tax expense in 2009 was $20.9 million on pre-tax loss of $1.1 million, resulting in a negative tax rate, compared to income tax expense in 2008 of $16.1 million on pre-tax income of $172.3 million, or 9.3%. During 2009, the Company recorded discrete tax expense items totaling $10.2 million, which included $9.2 million related to GTL in the DRC, (of which the Company’s share is 55%). Also in 2009, the Company recorded goodwill and intangible asset impairment charges totaling $39.1 million, which are not deductible for tax purposes. Adjusting the pretax loss for the impairment charges and excluding the special tax items, the Company’s effective income tax rate would have been 28.2% for 2009. This effective tax rate is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland), and a tax holiday in Malaysia, offset by income earned in foreign tax jurisdictions with higher statutory rates than the US, principally the DRC. During 2008, the Company completed an analysis of foreign tax credit positions and recorded a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 36.4% for 2008. In 2008, the effective tax rate, excluding the foreign tax credit noted above, was higher than the U.S. statutory rate due to several factors: the non-deductible goodwill impairment charge, the cost of repatriating foreign earnings and the ability to recognize tax benefits for only a portion of U.S. losses.

Income from discontinued operations in 2009 of $1.5 million was primarily due to the reversal of a $2.0 million tax contingency accrual partially offset by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Net (income) loss attributable to noncontrolling interest relates to the Company’s 55%-owned smelter joint venture in the DRC. Since the joint venture is consolidated, the noncontrolling interest is included in income from continuing operations. Net loss attributable to noncontrolling interest of $2.6 million in 2009 compared with net income attributable to noncontrolling interest of $21.3 million in 2008. The change was due to the unfavorable impact of lower cobalt prices, decreased deliveries and increased tax expense in 2009 compared with 2008.

Income (loss) from continuing operations attributable to OM Group, Inc. was a loss of $19.4 million, or $0.64 per diluted share in 2009, compared with income of $134.9 million, or $4.45 per diluted share in 2008, due primarily to the aforementioned factors.

Net income (loss) attributable to OM Group, Inc. was a loss of $17.9 million, or $0.59 per diluted share, in 2009, compared with income of $135.0 million, or $4.45 per diluted share, in 2008. The decrease was due primarily to the aforementioned factors.

2008 Compared with 2007
The following table identifies, by segment, the components of change in net sales in 2008 compared with 2007:

(In millions)

2007 Net Sales	$1,021.5
Increase in 2008 from:
Advanced Materials	470.5
Specialty Chemicals	242.8
Intersegment items	2.0

2008 Net Sales	$1,736.8

Net sales increased to $1,736.8 million in 2008 from $1,021.5 million in 2007. The $715.3 million increase was due to a number of factors. Higher product selling prices in the Advanced Materials segment, which resulted principally from an increase in the average cobalt reference price in 2008 compared with 2007, contributed $263.9 million to the overall increase. In the Specialty Chemicals segment, the 2007 Acquisitions contributed $264.0 million in 2008. The remaining increase in net sales was primarily due to a $148.6 million increase from the resale of cobalt metal; increased volumes in the Advanced Materials segment, which contributed $60.2 million; and favorable pricing in the Specialty Chemicals segment, which contributed $41.6 million. These increases were partially offset by decreased volumes ($57.9 million) in the Specialty Chemicals segment primarily due to decreased demand, especially in the fourth quarter of 2008.

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

SG&A increased to $166.1 million in 2008, compared with $117.0 million in 2007. The $49.1 million increase was primarily due to $46.5 million of REM and Borchers SG&A expenses, including amortization expense of $6.3 million on acquired intangibles. SG&A was also impacted by increased administrative expenses ($8.0 million) and the unfavorable impact of the weaker U.S. dollar ($2.0 million). The increase in administrative expenses was primarily due to increased information technology and travel costs associated with the 2007 Acquisitions integration and Enterprise Resource Planning (“ERP”) system implementation ($5.0 million) in Specialty Chemicals. These increases were partially offset by a $4.6 million decrease in expenses related to the environmental remediation liability for the Company’s closed Newark, New Jersey site. In addition, SG&A expenses in 2007 included $3.2 million for legal fees incurred by Specialty Chemicals for a lawsuit the Company filed related to the use by a third-party of proprietary information. The lawsuit was settled in the third quarter of 2007. SG&A was also impacted by a $1.5 million increase in corporate expenses in 2008 compared with 2007, primarily due to an increase in professional services fees and employee incentive and share-based compensation expense.

The following table identifies, by segment, the components of change in operating profit for 2008 compared with 2007:

(In millions)

2007 Operating Profit	$196.2
Increase (decrease) in 2008 from:
Advanced Materials	(9.1)
Specialty Chemicals	(7.0)
Corporate	(1.7)
Intersegment items	(0.8)

2008 Operating Profit	$177.6

The decrease in operating profit for 2008, compared with operating profit in 2007, was due to the factors discussed above.

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

Income tax expense in 2008 was $16.1 million on pre-tax income of $172.3 million, or 9.3%, compared with income tax expense in 2007 of $76.3 million on pre-tax income of $198.3 million, or 38.5%. During 2008, the Company completed an analysis of foreign tax credit positions and recorded a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. The benefit related to the foreign tax credits was $1.54 per diluted share in 2008. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryover position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The $46.6 million tax benefit includes interest income of $0.6 million, a $0.6 million reduction of a penalty related to underpayment of 2007 estimated taxes and is net of a valuation allowance of $1.5 million on deferred tax assets as to which the Company believes it is more likely than not it will be unable to realize as a result of its election to claim the foreign tax credits. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 36.4% for 2008. In 2008, the effective tax rate, excluding the discrete item noted above, was higher than the U.S. statutory rate due to several factors: the non-deductible goodwill impairment charge, the cost of repatriating foreign earnings and the ability to recognize tax benefits for only a portion of U.S. losses. Income tax expense in 2007 includes $45.7 million of expense for the repatriation of foreign earnings in the first quarter of 2007, partially offset by a $7.6 million income tax benefit related to the $21.7 million loss on redemption of the Notes. Excluding these discrete items, the effective income tax rate would have been 17.3% in 2007. Excluding the discrete items discussed above, the effective income tax rate was lower than the U.S. statutory rate in 2007 due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland), a tax holiday in Malaysia, and the recognition of tax benefits for U.S. losses.

Net income attributable to noncontrolling interest of $21.3 million in 2008 compared with net income attributable to noncontrolling interest of $10.4 million in 2007. The increase was primarily due to higher average cobalt prices and increased deliveries in 2008 compared with 2007.

Income from continuing operations attributable to OM Group, Inc. was $134.9 million, or $4.48 per diluted share in 2008 compared with $111.5 million, or $8.15 per diluted share in 2007, due primarily to the aforementioned factors.

Income from discontinued operations for 2007 was primarily related to the operations of the Nickel business. Total income from discontinued operations for 2007 also included the $72.3 million gain on the sale of the Nickel business.

Net income attributable to OM Group, Inc. was $135.0 million, or $4.45 per diluted share, in 2008 compared with $246.9 million, or $8.15 per diluted share, in 2007, due primarily to the aforementioned factors.

Segment Results and Corporate Expenses
Advanced Materials
For the year ended December 31,

(Millions of dollars)	2009	2008	2007

Net sales	$472.4	$1,192.4	$721.9

Operating profit	$53.3	$203.5	$212.6

The following table reflects the volumes in the Advanced Materials segment:

	2009	2008	2007

Volumes
Sales volume — metric tons*	27,073	31,450	25,432
Cobalt refining volume — metric tons	8,962	9,639	9,158

*	Sales volume includes cobalt metal resale and copper by-product sales.

The following table summarizes the percentage of sales dollars by end market for the year ended December 31,

	2009	2008	2007

Battery Materials	49%	46%	43%
Chemical	14%	12%	14%
Powder Metallurgy	7%	11%	12%
Ceramics	4%	4%	6%
Other*	26%	27%	25%

*	Other includes cobalt metal resale and copper by-product sales.

The following table summarizes the percentage of sales dollars by region for the year ended December 31,

	2009	2008	2007

Americas	9%	9%	14%
Asia	55%	49%	51%
Europe	36%	42%	35%

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2009	2008	2007

First Quarter	$13.37	$46.19	$25.82
Second Quarter	$14.44	$45.93	$28.01
Third Quarter	$17.30	$32.54	$25.84
Fourth Quarter	$18.35	$20.81	$32.68
Full Year	$15.90	$36.58	$27.99

The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2009	2008	2007

First Quarter	$1.56	$3.52	$2.69
Second Quarter	$2.12	$3.83	$3.47
Third Quarter	$2.65	$3.49	$3.50
Fourth Quarter	$3.01	$1.80	$3.28
Full Year	$2.34	$3.16	$3.52

2009 Compared with 2008
Net Sales
The following table identifies the components of change in net sales:

(In millions)

2008 Net Sales	$1,192.4
Increase (decrease) in 2009 from:
Selling price	(398.7)
Cobalt metal resale	(169.0)
Volume	(122.0)
Copper (price and volume)	(28.6)
Other	(1.7)

2009 Net Sales	$472.4

The net sales decreases in 2009 were due primarily to decreased product selling prices that resulted from a decrease in the average cobalt reference price. Cobalt metal resale was also negatively impacted by the decrease in the cobalt price. Weak worldwide economic conditions drove decreases in volume, which impacted all end markets including cobalt metal resale. Copper by-product sales were lower due to the lower average copper price and decreased volume in 2009 compared with 2008.

Operating Profit
The following table identifies the components of change in operating profit:

(In millions)

2008 Operating Profit	$203.5
Increase (decrease) in 2009 from:
2008 Lower of cost or market inventory charge	20.7
Price (including cobalt metal resale)	(156.9)
Volume (including cobalt metal resale)	(51.9)
Copper by-product (price and volume)	(7.2)
Other by-product (price and volume)	(5.7)
Process-based material costs	15.2
2008 Loss on cobalt forward purchase contract	2.7
Foreign currency	5.3
Reductions in manufacturing and distribution expenses	23.7
Reductions in SG&A expenses	8.0
Other	(4.1)

2009 Operating Profit	$53.3

The decrease in operating profit in 2009 compared to 2008 was primarily due to unfavorable cobalt pricing as 2008 benefited from higher product selling prices due to the high average reference price for cobalt during 2008 and the favorable effect of a rising cobalt price environment during the first half of 2008, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials. This set of circumstances did not exist during 2009, which included a lower and more stable price environment. Operating profit was also impacted by decreased volume as the deterioration of the global economy resulted in weak demand in all end markets. However, on a sequential basis, operating profit increased from $11.4 million in the first half of 2009 to $41.9 million in the second half of 2009, due to increased demand across all end markets and the favorable effect of a rising cobalt price environment. The decrease in profit associated with copper by-product sales in 2009 compared to 2008 was due to both lower price and decreased volume associated with differences in raw material mix. These items were partially offset by decreased manufacturing and distribution and SG&A expenses, lower process-based material costs and a favorable currency impact. Manufacturing and distribution and SG&A expenses decreased primarily due to overall reduced spending in response to the weak global economic conditions including reductions in discretionary spending, headcount reductions, and decreased employee incentive compensation. The favorable currency impact was primarily the result of the stronger U.S. Dollar against the Euro in 2009 compared to 2008.

2008 Compared with 2007
Net Sales
Net sales increased to $1,192.4 million in 2008 from $721.9 million in 2007. As discussed under “Consolidated Operating Results for 2009, 2008, and 2007”) above, the net sales increase in 2008 was due primarily to increased product selling prices resulting from an increase in the average cobalt reference price, increased cobalt metal resale and increased volume. In 2008, copper by-product sales contributed an additional $11.4 million to net sales, primarily due to increased volume. The increase in cobalt metal resale in 2008 compared with 2007 reflects increased volume and the increase in the average cobalt reference price. Increased volume resulted primarily from sales of metal received under the five-year supply agreement with Norilsk. This agreement was entered into in the first quarter of 2007; however, the Company did not receive regular deliveries of cobalt metal until the second half of 2007.

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

Operating Profit
The $9.1 million decrease in operating profit in 2008 compared with 2007 was due to inventory charges ($20.7 million) to reduce the carrying value of certain inventory to market value, an unfavorable currency impact ($13.7 million), increased manufacturing and non-cobalt raw material costs ($11.3 million) and a $2.2 million increase in SG&A due to an increase in administrative expenses. These decreases were partially offset by improved volume ($26.4 million) (including metal resale and excluding copper by-product and specialty nickel salts), favorable pricing ($9.1 million) and increased copper by-product sales ($2.0 million).

Specialty Chemicals Segment
For the year ended December 31,

(Millions of dollars)	2009	2008	2007

Net sales	$401.8	$546.7	$303.9

Operating profit (loss)	$(27.0)	$11.2	$18.2

The following table summarizes the percentage of sales dollars by end market for the year ended December 31,

	2009	2008	2007

Semiconductor	27%	24%	3%
Coatings	18%	18%	20%
Tire	11%	14%	23%
Printed Circuit Boards	20%	17%	2%
Memory Disk	10%	10%	26%
Chemical	9%	11%	17%
General Metal Finishing	2%	2%	4%
Other	3%	4%	5%

The following table summarizes the percentage of sales dollars by region for the year ended December 31,

	2009	2008	2007

Americas	28%	29%	32%
Asia	44%	39%	43%
Europe	28%	32%	25%

The following table reflects the volumes in the Specialty Chemicals segment for the year ended December 31,

	2009	2008	2007

Volumes
Advanced Organics sales volume — metric tons*	21,787	28,956	30,272
Electronic Chemicals sales volume — gallons (thousands)**	8,994	11,270	7,278
Ultra Pure Chemicals sales volume — gallons (thousands)	4,564	5,152	n/a
Photomasks — number of masks	27,065	27,834	n/a

*	2007 sales volumes include volume related to Borchers as of the acquisition date, October 1, 2007.

**	2007 sales volumes do not include volume related to the REM PCB business, which was acquired on December 31, 2007.

Net Sales
The following table identifies the components of change in net sales:

(In millions)

2008 Net Sales	$546.7
Increase (decrease) in 2009 from:
Volume	(107.8)
Selling price/mix	(24.1)
Foreign currency	(14.3)
Other	1.3

2009 Net Sales	$401.8

The $144.9 million decrease in net sales in 2009 compared to 2008 was primarily due to decreased volume. Volumes were down across all end markets due to customers’ inventory de-stocking, primarily during the first half of 2009, and weak demand as a result of the global economic conditions. Unfavorable selling prices, sales mix and the stronger U.S. dollar also negatively impacted net sales.

Operating Profit
The following table identifies the components of change in operating profit:

(In millions)

2008 Operating Profit		$11.2
2008 Goodwill impairment		8.8
2008 Intangible asset impairment charge		0.2
2008 Lower of cost or market inventory charge		7.0
Increase (decrease) in 2009 from:
Volume	(36.8)
Price/Mix	0.7
Reductions in manufacturing and distribution expenses	12.6
Reductions in selling, general and administrative expenses	17.6
Foreign currency	4.4
Other	(0.9)

		(2.4)
2009 Goodwill impairment, net		(37.5)
2009 Intangible asset impairment charges		(1.6)
2009 Restructuring charges		(12.7)

2009 Operating Loss		$(27.0)

The $38.2 million decrease in operating profit (loss) in 2009 compared to 2008 included non-cash charges for the impairment of goodwill related to the UPC, Photomasks and Advanced Organics businesses and non-cash intangible asset impairment charges ($1.6 million in 2009 compared to $0.2 million in 2008). See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the goodwill and intangible asset impairment charges. In addition, the Company recorded restructuring charges totaling $12.7 million in 2009. See Note 8 to the Consolidated Financial Statements in this Form 10-K for further discussion of the restructuring charge. The decrease in sales volume that drove the decrease in net sales discussed above also impacted operating loss in 2009. These unfavorable items were significantly offset by decreased manufacturing and distribution and SG&A expenses as a result of a reduction in discretionary spending, headcount reductions, and decreased employee incentive compensation.

2008 Compared with 2007
Net Sales
Net sales increased to $546.7 million in 2008 from $303.9 million in 2007. The 2007 acquisitions of REM and Borchers contributed $264.0 million in 2008. Excluding the acquisitions, improved pricing resulted in an additional $41.6 million in net sales in 2008 compared with 2007, which was more than offset by decreased volume ($57.9 million) in both Advanced Organics and Electronic Chemicals and an unfavorable currency impact ($5.3 million). Favorable pricing in Advanced Organics was partially offset by unfavorable pricing in Electronic Chemicals, primarily due to a decline in the price of nickel.

Operating Profit
Operating profit in 2008 decreased to $11.2 million from $18.2 million in 2007. In connection with the REM acquisition, the Company allocated a portion of the total purchase price to inventory to reflect manufacturing profit in inventory at the date of the acquisition. The inventory step-up to fair value was recognized as a charge to cost of products sold in 2008, as the inventory was sold in the normal course of business. The businesses acquired in 2007 contributed $16.4 million to operating profit, including the inventory fair value step-up expense of $1.7 million, in 2008. Excluding those acquisitions, operating profit was impacted by decreased volume ($19.5 million); a non-cash charge totaling $8.8 million for the impairment of goodwill related to the UPC business; inventory charges

($7.0 million) to reduce the carrying value of certain inventory to market value at December 31, 2008, primarily due to the rapid decline in the cobalt reference price at the end of 2008; an increase in certain administrative expenses ($5.0 million) primarily due to ERP system implementation, increased information technology and travel costs associated with the integration of REM and Borchers; higher distribution costs ($1.4 million); and a $0.9 million charge for a distributor termination. These amounts were partially offset by favorable pricing ($10.0 million) and a $4.6 million decrease in expenses related to the environmental remediation liability for the Company’s closed Newark, New Jersey site. In addition, 2007 included $3.5 million in legal fees for a lawsuit the Company filed related to the use by a third-party of proprietary information.

Corporate Expenses
Corporate expenses consist of corporate functions and activities not specifically allocated to the Advanced Materials or Specialty Chemicals segments, including legal, finance, human resources and strategic development activities, as well as share-based compensation.

2009 Compared with 2008
Corporate expenses were $27.3 million in 2009 compared with $37.5 million in 2008. Corporate expense in 2009 is net of a $4.7 million gain for the termination of the Company’s retiree medical plan. Also contributing to the $10.2 million decrease in corporate expenses from 2008 is a decrease in employee incentive and share-based compensation expense in 2009 compared with 2008. This decrease was primarily due to a significant reduction in anticipated annual incentive compensation (including no payout under the annual incentive plan), a reduction in the number of time-based restricted shares outstanding, and a reduction in expense related to performance-based incentive compensation as the probability of achievement/vesting decreased. These items were partially offset by $1.3 million in transaction costs related to the acquisition of EaglePicher Technologies that were expensed in 2009.

2008 Compared with 2007
Corporate expenses were $37.5 million in 2008 compared with $35.8 million in 2007. The increase in corporate expenses in 2008 was primarily due to an increase in employee incentive and share-based compensation expense and increased professional services fees. The increase in employee incentive and share-based compensation was primarily due to higher headcount in 2008, as a result of the REM and Borchers acquisitions. Increased professional services fees were primarily for fees associated with income tax projects, including the analysis of foreign tax credit positions which resulted in a $46.6 million tax benefit in 2008 and the remediation in 2008 of the 2007 material weakness in the income tax financial statement closing process.

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities for 2009, 2008 and 2007, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	2009	2008	change

Net cash provided by (used for):
Operating activities	$165.5	$172.1	$(6.6)
Investing activities	(30.5)	(17.9)	(12.6)
Financing activities	(26.7)	(6.7)	(20.0)
Discontinued operations-net cash used for operating activities	(0.4)	—	(0.4)
Effect of exchange rate changes on cash	2.7	(2.9)	5.6

Net change in cash and cash equivalents	$110.6	$144.6	$(34.0)

The decrease in net cash flows from operating activities was primarily due to the $22.0 million loss from continuing operations in 2009 compared to $156.2 million of income from continuing operations in 2008, partially offset by the following factors:

•	the change in net working capital (defined as inventory plus accounts receivable less accounts payable) which contributed positive cash flows of $73.6 million in 2009 compared to $0.9 million in 2008;

•	the impact of the $56.8 million change in refundable, prepaid and accrued income taxes. The 2008 refundable, prepaid and accrued income taxes included the impact of the tax benefit related to the recording of the tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns of $46.6 million, which is expected to be received in 2010; and

•	a $33.6 million change in cash flows associated with advances to suppliers.

Net cash used for investing activities is due primarily to capital expenditures of $25.7 million and $30.7 million in the 2009 and 2008 period, respectively. Net cash used for investing activities in the 2008 period also includes proceeds from settlement of cobalt forward purchase contracts ($10.7 million); proceeds from loans to consolidated joint venture partners ($10.3 million); and cash payments made in 2008 for professional fees incurred in connection with the REM and Borchers acquisitions.

Cash used for financing activities in 2009 is primarily repayment of all of the Company’s outstanding debt of $26.1 million. Cash used for financing activities in 2008 included $24.5 million net borrowings under the revolving credit agreement, partially offset by a $26.2 million distribution to the DRC smelter joint venture partners.

	2008	2007	change

Net cash provided by (used for):
Operating activities	$172.1	$41.0	$131.1
Investing activities	(17.9)	135.2	(153.1)
Financing activities	(6.7)	(406.7)	400.0
Effect of exchange rate changes on cash	(2.9)	1.4	(4.3)
Discontinued operations-net cash provided by operating activities	—	48.5	(48.5)
Discontinued operations-net cash used for investing activities	—	(1.5)	1.5

Net change in cash and cash equivalents	$144.6	$(182.1)	$326.7

The increase in net cash flows from operating activities was primarily driven by three factors: higher income from continuing operations, higher non-cash charges in 2008, and a reduction in net working capital (accounts receivable plus inventories minus accounts payable). Income from continuing operations increased by $23.4 million in 2008 compared with 2007. Significant non-cash charges — consisting of depreciation and amortization, deferred tax benefits, 2008 inventory charges, and goodwill impairment, bad debt expense and the 2007 Loss on redemption of Notes — were $96.1 million in 2008 compared with $39.7 million in 2007. Bad debt expense increased in 2008 compared with 2007 primarily due to the REM and Borchers acquisitions and the impact of the deteriorating global economy. Net working capital (as defined above) reductions contributed positive cash flows of $0.9 million in 2008 compared with negative cash flows of $111.9 million in 2007. In 2008, accounts receivable and inventories (excluding the inventory charges included in non-cash items) declined versus the beginning of the year, due primarily to the declining price of cobalt in the second half of 2008 and the resulting impact on net sales and inventory costs. Accounts payable balances declined for the same reason. In 2007, the opposite effect occurred, when rising cobalt prices primarily drove higher working capital needs in 2007. Partially offsetting these positive operating cash flow factors was the negative impact of an increase in refundable and prepaid income taxes and a decrease in accrued income taxes.

Net cash used in investing activities in 2008 includes capital expenditures of $30.7 million (see below for further discussion); proceeds from settlement of cobalt forward purchase contracts ($10.7 million); proceeds from loans to consolidated joint venture partners ($10.3 million); and cash payments made in 2008 for professional fees incurred in connection with the REM and Borchers acquisitions. The amount in 2007 includes $490.0 million of net proceeds related to the sale of the Nickel business partially offset by the cash outflow for the REM and Borchers acquisitions ($337.0 million, net of cash acquired). Net cash provided by investing activities in 2007 also includes $7.6 million of proceeds from the repayment of a loan made to a former non-consolidated Nickel joint venture partner.

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

Debt and Other Financing Activities
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions and discretionary approvals of the lenders. At December 31, 2009, the Company was in compliance with such conditions but would need to obtain incremental credit commitments by new and/or existing lenders under the existing terms and conditions of the Revolver to access the accordion feature. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt-to-adjusted-earnings ratio. As of December 31, 2009, the Company was in compliance with all of the covenants under the Revolver. Minimum net worth is defined as an amount equal to the sum of $826.1 million plus 75% of consolidated net income for each quarter ending after March 1, 2007 for which consolidated net income is positive. Minimum net worth was $1,070.3 million at December 31, 2009. Consolidated net worth, defined as total OM Group, Inc. stockholders’ equity, was $1,131.3 million at December 31, 2009. The Company is required to maintain a debt to adjusted earnings ratio of consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of no more than 3.5 times. Consolidated net debt is defined as consolidated total debt less cash and cash equivalents. At December 31, 2009, the Company had no consolidated net debt. The Revolver includes a cross default provision whereby an event of default under other debt obligations, as defined, will be considered an event of default under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) plus a calculated margin amount, or on a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt-to-adjusted-earnings ratio. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010. During the second quarter of 2009, the Company repaid the outstanding revolver balance of $25.0 million with available cash on hand. The outstanding Revolver balance was $0 and $25.0 million at December 31, 2009 and 2008, respectively.

During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2009 or 2008.

During the second quarter of 2009, the Company repaid the remaining $1.1 million balance of a term loan with available cash on hand. The balance of the term loan was $1.1 million at December 31, 2008.

During the first quarter of 2010, the Company borrowed $94.0 million under the Revolver in connection with the EaglePicher Technologies acquisition, which will be repaid or refinanced prior to the Revolver’s maturity on December 20, 2010.

The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the remainder of 2010. In addition, the Company believes it will be able to generate funds needed for potential future acquisitions from these sources and, if required, from additional borrowings or accessing capital markets.

The Company did not pay cash dividends in 2009, 2008 or 2007. The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2010.

Capital Expenditures
Capital expenditures in 2009 were $25.7 million, were funded through cash flows from operations, and were primarily related to ongoing projects to maintain current operating levels. The Company expects to incur capital spending of approximately $35 to $40 million in 2010, including EaglePicher Technologies, for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund 2010 capital expenditures through cash generated from operations and cash on hand at December 31, 2009.

Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2009 (in thousands).

	Payments due by period
	2010	2011	2012	2013	2014	Thereafter	Total

Purchase and other obligations(1)	$278,342	$253,460	$56,243	$4,981	$1,319	$1,313	$595,658
Debt obligations	—	—	—	—	—	—	—
Interest payments	—	—	—	—	—	—	—
Operating lease obligations	6,547	4,550	3,990	2,548	2,012	9,137	28,784
Uncertain tax positions	6,627	—	—	—	—	9,106	15,733

Total	$291,516	$258,010	$60,233	$7,529	$3,331	$19,556	$640,175

(1)	For 2010 through 2014, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average daily price for the last week of December 2009 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Pension funding can vary significantly each year due to changes in legislation and the Company’s significant assumptions. As a result, pension funding has not been included in the table above. The Company expects to contribute approximately $0.8 million related to its pension plans in 2010. Pension benefit payments are made from assets of the pension plan. The Company also has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan, for which the Company expects to make annual benefit payments of approximately $0.7 million.

Future cash flows for uncertain tax positions reflect the recorded liability, including interest and penalties, as of December 31, 2009. Amounts where the Company can not reasonably estimate the year of settlement are reflected in the Thereafter column.

During the first quarter of 2010, the Company borrowed $94.0 million under the Revolver in connection with the EaglePicher Technologies acquisition, which will be repaid or refinanced prior to the Revolver’s maturity on December 20, 2010.

Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above and in Note 19 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Goodwill and Other Intangible Assets — The Company had goodwill of $234.2 million and $268.7 million at December 31, 2009 and 2008, respectively. The Company is required to test goodwill and indefinite-lived intangible assets for impairment annually and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. Under the “Intangibles — Goodwill and Other” topic of the Accounting Standards Codification (“ASC”), reporting units are defined as an operating segment or one level below an operating segment (i.e. component level). The Company tests goodwill at the component level. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, UPC and Photomasks.

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

The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the fourth quarter of 2008. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions, future cobalt price assumptions and the WACC used in the DCF model. The results of the testing as of December 31, 2008 confirmed that the carrying value of the UPC reporting unit exceeded its estimated fair value. As such, the Company conducted a preliminary step-two analysis in order to determine the amount of the goodwill impairment and, as a result of that analysis, the Company recorded an estimated goodwill impairment charge of $8.8 million. The Company finalized the step-two analysis during the first quarter of 2009 and concluded the goodwill impairment charge for UPC was $4.7 million; therefore, the Company recorded a $4.1 million adjustment in the first quarter of 2009 to reverse a portion of the 2008 charge.

During the first quarter of 2009, additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. In accordance with the “Intangibles — Goodwill and Other” topic of the ASC, the Company completed step one of the impairment analysis and concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its estimated fair value. As such, the Company undertook a preliminary step-two analysis in order to determine the amount of the goodwill impairment. In the first quarter of 2009, the Company recorded an estimated goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit. The Company finalized step two of the impairment analysis in the second quarter of 2009 and determined no adjustment to the $6.8 million charge was necessary.

During the second quarter of 2009, the Company again revised its 2009 forecast and outlook beyond 2009 to reflect the continued economic downturn and, consequently, the Company’s assumptions regarding growth and recovery trends in the markets it serves. Also during the second quarter of 2009, the Company updated its assumption with respect to the probability of future cash flows from opportunities related to a license agreement associated with UPC. The license agreement was an existing asset of UPC when it was acquired from Rockwood Specialties Group, Inc. in 2007. Based on the uncertain impact the current state of the economy may have on both the timing and execution of activities from this license agreement, the Company has concluded that no estimated future cash flows should be included in the valuation of the UPC reporting unit. The Company continues to own the license agreement and therefore would participate in any future market opportunities should they occur.

The Company concluded that operating losses in certain reporting units for the first six months of 2009 and the revisions to estimated future cash flows and growth rates were potential indicators of impairment and an interim goodwill impairment test was performed as of June 30, 2009. In accordance with the “Intangibles — Goodwill and Other” topic of the ASC, the Company completed step-one of the impairment analysis and concluded that, as of June 30, 2009, the carrying values of its UPC and Photomasks reporting units exceeded their estimated fair values. As such, the Company undertook a preliminary step-two analysis in order to determine the amount of the goodwill impairment. In the second quarter of 2009, the Company recorded an estimated goodwill impairment charge of $35.0 million to write off $21.0 million of goodwill related to the UPC reporting unit and $14.0 million of goodwill related to the Photomasks reporting unit. The Company finalized the step-two analysis during the third quarter of 2009 and concluded the goodwill impairment charge was $34.9 million ($15.8 million for UPC and $19.1 million for Photomasks); therefore, the Company recorded a net $0.1 million adjustment in the third quarter of 2009 to reverse a portion of the charge taken in the second quarter of 2009.

The primary factors contributing to the $41.6 million goodwill impairment charges in 2009 were lower assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections, and the change in the Company’s assumption with respect to the probability of future cash flows from opportunities related to the UPC license agreement. The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the 2008 annual and 2009 interim impairment testing. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model. The Company believes the assumptions used in the annual and 2009 interim impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed.

The results of the annual impairment testing as of the October 1, 2009 testing date showed the carrying value of the UPC reporting unit exceeded its estimated fair value. The Company completed the step-two analysis for UPC and concluded no goodwill impairment charge was required as the implied fair value of goodwill exceeds its carrying amount. The estimated fair value of the remaining reporting units (Advanced Materials, Electronic Chemicals and Photomasks) exceeded their carrying values, therefore no impairment loss was required to be recognized. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment testing, the Company applied a hypothetical 5% decrease to the estimated fair value and separately applied a hypothetical increase of 100 basis points to the WACC and determined that there would still be no impairment of goodwill for the Advanced Materials, Electronic Chemicals or Photomasks reporting units. For the UPC reporting unit, the Company applied a hypothetical 5% decrease to the estimated fair value and separately applied a hypothetical increase of 100 basis points to the WACC and determined that goodwill would be impaired by approximately $2.4 million and $4.4 million, respectively. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company’s results of operations and financial position.

Other Intangible Assets — Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. Definite-lived intangible assets consist principally of customer relationships, developed technology and capitalized software and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names. The Company evaluates the carrying value of definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The definite-lived intangible asset would be considered impaired if the future net undiscounted cash flows generated by the asset are less than its carrying value. The Company evaluates the carrying value of indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized.

During 2009, the Company determined that indefinite-lived trade names in its Photomasks and Electronic Chemicals reporting units and a license agreement in its UPC reporting unit were impaired due to downward revisions in estimates of future revenue and cash flows. As a result, the Company recorded an impairment loss of $1.6 million in 2009 in SG&A. The Company utilizes a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in the Company’s goodwill testing. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the intangible asset impairment test and, potentially the Company’s results of operations and financial position if additional impairment charges were required to be recorded. At December 31, 2009, the Company has definite-lived intangible assets of $71.4 million and indefinite-lived intangible assets of $7.8 million.

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

Income Taxes — Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are determined to be reinvested for an indefinite period of time. Deferred income taxes are provided on income from foreign subsidiaries which have not been reinvested abroad permanently, as upon remittance to the United States, such earnings are taxable.

The Company has significant operations outside the United States, where most of its pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is different than in the United States statutory tax rate. The Company’s tax assets, liabilities, and tax expense are supported by historical earnings and losses and the Company’s best estimates and assumptions of its global cash requirements, planned dividend repatriations, and expectations of future earnings. When the Company determines, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions and is subject to audits within these jurisdictions. As a result, in the ordinary course of business there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records accruals for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. These accruals are adjusted, if necessary, upon the completion of tax audits or changes in tax law or administrative practice.

Since significant judgment is required to assess the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the Company’s financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. However, if the actual outcome of future tax consequences differs from these estimates and assumptions due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company’s results of operations and financial position.

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

Recently Issued Accounting Standards
Accounting Guidance adopted in 2009:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the ASC and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)”, which established that the ASC is the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance on July 1, 2009 and has updated its references to specific GAAP literature to reflect the codification.

In August 2009, the FASB issued guidance on “Measuring Liabilities at Fair Value.” This update provides amendments to “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company adopted this guidance in 2009, and such adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance on “Fair Value Measurements.” This guidance clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. This guidance only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments. As of January 1, 2008, the Company adopted the provisions of this guidance with respect to financial assets and liabilities that are measured at fair value within the financial statements. As of January 1, 2009, the Company adopted this guidance for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples of nonfinancial assets include goodwill, intangibles, and other long-lived assets. The adoption did not have a material impact on the Company’s results of operations or financial position but did change the disclosures related to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. See Note 12 to the Consolidated Financial Statements in this Form 10-K.

In December 2007, the FASB issued guidance on FASB ASC Topic 810, “Consolidations,” (pre-codification SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”) which requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted this guidance on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the financial statement presentation related to noncontrolling (minority) interests. The financial statement presentation requirement has been applied retrospectively for all periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The adoption resulted in a $47.4 million reclassification of noncontrolling minority interests from long-term liabilities to equity on the December 31, 2008 Consolidated Balance Sheet and Statement of Consolidated Total Equity and a $52.3 million reclassification on the December 31, 2007 Statement of Consolidated Total Equity.

In December 2007, the FASB issued guidance on FASB ASC Topic 805, “Business Combinations (pre-codification SFAS No. 141(R), “Business Combinations”).” This guidance changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance requires restructuring and acquisition-related costs to be recognized separately from the acquisition and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted this guidance on January 1, 2009. This standard was applied prospectively to business combinations consummated on or after January 1, 2009, including the Company’s acquisition of EaglePicher Technologies LLC on January 29, 2010. See Note 21. As a result of the Company’s adoption of the new guidance, transaction costs related to the acquisition of EaglePicher Technologies of $1.3 million, or $0.04 per diluted share, were expensed in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.

In March, 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities that enhances required disclosures regarding derivatives and hedging activities, including how: (i) an entity uses derivative instruments, (ii) derivative instruments and related hedged items are accounted for and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to derivative instruments held by the Company. See Note 11 to the Consolidated Financial Statements in this Form 10-K.

In December 2008, the FASB issued guidance on, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” effective for fiscal years ending after December 15, 2009. The Company adopted this guidance in the fourth quarter of 2009. This guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its pension or other postretirement benefit plan assets. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to pension assets held by the Company.

Accounting Guidance Not Yet Adopted
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

The Company has entered into foreign currency forward contracts to mitigate the variability in cash flows due to changes in the Euro/U.S. dollar exchange rate.

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

Commodity Price Risk
The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal — typically copper or nickel, and from recycled material. Cobalt raw materials include ore, concentrates, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers Fluctuations in the price of cobalt have been significant historically and the Company believes that cobalt price fluctuations are likely to continue in the future. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Reductions in the price of raw materials or declines in the selling prices of the Company’s finished goods can result in the Company’s inventory carrying value being written down to a lower market value, as occurred in the fourth quarter of 2008.

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

Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note 10 to the consolidated financial statements contained in Item 8 of this Annual Report).

From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company had no outstanding interest rate derivatives during 2009.

Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and the Company does not possess credit risk. To mitigate credit risk, it is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. There were no counterparty defaults during the years ended December 31, 2009, 2008 and 2007.

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

Foreign Currency Exchange Rate Risk
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which we have foreign currency rate exposure are the European Union Euro, British Pound Sterling, Japanese Yen, Taiwanese Dollar and the Congolese Franc.

The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Operations. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 1.5 million Euros at December 31, 2009. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of consolidated operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

As discussed in Notes 2 and 14 to the consolidated financial statements, as of December 31, 2008, the Company adopted the measurement date provisions of guidance originally issued in Statement of Financial Reporting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (codified in FASB ASC Topic 715, Compensation — Retirement Benefits); as of January 1, 2009, the Company adopted the originally issued Statement of Financial Reporting Standards No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805, Business Combinations) and as of January 1, 2009, the Company retrospectively adopted the originally issued Statement of Financial Reporting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in FASB ASC Topic 810, Consolidation).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 25, 2010

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited OM Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page 98. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OM Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of consolidated operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2009 of OM Group, Inc. and subsidiaries and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 25, 2010

/s/ Ernst & Young LLP

OM Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except share data)	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$355,383	$244,785
Accounts receivable, less allowance of $6,884 in 2009 and $7,877 in 2008	123,641	130,217
Inventories	287,096	306,128
Refundable and prepaid income taxes	44,474	55,059
Other current assets	32,394	59,227

Total current assets	842,988	795,416
Property, plant and equipment, net	227,115	245,202
Goodwill	234,189	268,677
Intangible assets	79,229	84,824
Notes receivable from joint venture partner, less allowance of $5,200 in 2009 and 2008	13,915	13,915
Other non-current assets	46,700	26,393

Total assets	$1,444,136	$1,434,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$80
Accounts payable	139,173	89,470
Accrued income taxes	7,522	17,677
Accrued employee costs	18,168	31,168
Other current liabilities	24,099	21,074

Total current liabilities	188,962	159,469
Long-term debt	—	26,064
Deferred income taxes	27,453	26,764
Uncertain tax positions	15,733	6,123
Other non-current liabilities	35,856	37,929
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,435,569 shares issued in 2009 and 30,317,403 shares issued in 2008	304	303
Capital in excess of par value	569,487	563,454
Retained earnings	584,508	602,365
Treasury stock (166,672 shares in 2009 and 136,328 shares in 2008, at cost)	(6,025)	(5,490)
Accumulated other comprehensive income (loss)	(16,969)	(29,983)

Total OM Group, Inc. stockholders’ equity	1,131,305	1,130,649
Noncontrolling interest	44,827	47,429

Total equity	1,176,132	1,178,078

Total liabilities and equity	$1,444,136	$1,434,427

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Operations

	Year Ended December 31
(In thousands, except per share data)	2009	2008	2007

Net sales	$871,669	$1,736,849	$1,021,501
Cost of products sold (excluding restructuring charges)	693,832	1,384,301	708,257
Restructuring charges	12,054	—	—

Gross profit	165,783	352,548	313,244
Selling, general and administrative expenses	133,302	166,126	117,009
Goodwill impairment, net	37,504	8,800	—
Restructuring charges	654	—	—
Gain on termination of retiree medical plan	(4,693)	—	—

Operating profit (loss)	(984)	177,622	196,235
Other income (expense):
Interest expense	(689)	(1,597)	(7,820)
Loss on redemption of Notes	—	—	(21,733)
Interest income	928	1,920	19,396
Interest income on Notes receivable from joint venture partner	—	—	4,526
Foreign exchange gain (loss)	(21)	(3,744)	8,100
Other expense, net	(292)	(1,913)	(449)

	(74)	(5,334)	2,020

Income (loss) from continuing operations before income tax expense	(1,058)	172,288	198,255
Income tax expense	(20,899)	(16,076)	(76,311)

Income (loss) from continuing operations, net of tax	(21,957)	156,212	121,944
Income from discontinued operations, net of tax	1,496	92	63,057
Gain on sale of discontinued operations, net of tax	—	—	72,270

Total income from discontinued operations, net of tax	1,496	92	135,327

Consolidated net income (loss)	(20,461)	156,304	257,271
Net (income) loss attributable to noncontrolling interest	2,604	(21,301)	(10,405)

Net income (loss) attributable to OM Group, Inc. common shareholders	$(17,857)	$135,003	$246,866

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(0.64)	$4.48	$3.73
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.05	—	4.52

Net income (loss) attributable to OM Group, Inc. common shareholders	$(0.59)	$4.48	$8.25

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(0.64)	$4.45	$3.68
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.05	—	4.47

Net income (loss) attributable to OM Group, Inc. common shareholders	$(0.59)	$4.45	$8.15

Weighted average shares outstanding
Basic	30,244	30,124	29,937
Assuming dilution	30,244	30,358	30,276
Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(19,353)	$134,911	$111,539
Income from discontinued operations, net of tax	1,496	92	135,327

Net income (loss)	$(17,857)	$135,003	$246,866

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Comprehensive Income (Loss)

	Year Ended December 31
	2009	2008	2007
(In thousands)

Consolidated net income (loss)	$(20,461)	$156,304	$257,271
Foreign currency translation adjustments	12,741	(36,109)	(11,014)
Reclassification of hedging activities into earnings, net of tax	615	—	(9,824)
Unrealized loss on cash flow hedges, net of tax	(591)
Reversal of accumulated unrecognized gain on retiree medical plan	(137)	—	—
Pension and post-retirement obligation	386	(1,539)	(390)

Net change in accumulated other comprehensive income (loss)	13,014	(37,648)	(21,228)

Comprehensive income (loss)	(7,447)	118,656	236,043
Comprehensive (income) loss attributable to noncontrolling interest	2,606	(21,303)	(10,432)

Comprehensive income (loss) attributable to OM Group, Inc.	$(4,841)	$97,353	$225,611

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31
(In thousands)	2009	2008	2007

Operating activities
Consolidated net income (loss)	$(20,461)	$156,304	$257,271
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Total income from discontinued operations	(1,496)	(92)	(135,327)
Gain on termination of retiree medical plan	(4,693)	—	—
Loss on redemption of Notes	—	—	21,733
Depreciation and amortization	53,765	56,116	33,229
Share-based compensation expense	6,026	7,621	7,364
Excess tax benefit on exercise/vesting of share awards	—	(28)	(1,744)
Foreign exchange (gain) loss	21	3,744	(8,100)
Gain on cobalt forward purchase contracts	—	(4,002)	(6,735)
Interest income receivable from joint venture partner	—	3,776	(3,776)
Deferred income tax provision (benefit)	(7,471)	(894)	(15,756)
Lower of cost or market inventory charge	—	27,728	—
Goodwill impairment charges, net	37,504	8,800	—
Restructuring charges	12,708	—	—
Other non-cash items	801	4,536	431
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	6,739	48,641	(38,364)
Inventories	17,142	76,985	(165,694)
Advances to suppliers	21,507	(12,131)	(11,553)
Accounts payable	49,703	(124,712)	92,161
Refundable, prepaid and accrued income taxes	(7,675)	(64,455)	17,455
Other, net	1,326	(15,813)	(1,591)

Net cash provided by operating activities	165,446	172,124	41,004
Investing activities
Expenditures for property, plant and equipment	(25,686)	(30,712)	(19,357)
Proceeds from settlement of cobalt forward purchase contracts	—	10,736	—
Net proceeds from the sale of the Nickel business	—	—	490,036
Proceeds from loans to consolidated joint venture partner	—	10,264	—
Proceeds from loans to non-consolidated joint ventures	—	—	7,568
Acquisitions	—	(5,799)	(336,976)
Other, net	(4,797)	(2,423)	(6,022)

Net cash provided by (used for) investing activities	(30,483)	(17,934)	135,249
Financing activities
Payments of long-term debt and revolving line of credit	(26,141)	(45,513)	(400,000)
Proceeds from the revolving line of credit	—	70,000	—
Premium for redemption of notes	—	—	(18,500)
Payment of loan from consolidated joint venture partner	—	(2,657)
Payment related to surrendered shares	(535)	(3,251)	—
Distribution to joint venture partners	—	(26,184)	(1,350)
Proceeds from exercise of stock options	11	874	11,344
Excess tax benefit on exercise of share awards	—	28	1,744

Net cash used for financing activities	(26,665)	(6,703)	(406,762)
Effect of exchange rate changes on cash	2,697	(2,889)	1,440

Cash and cash equivalents
Increase (decrease) from continuing operations	110,995	144,598	(229,069)
Discontinued operations — net cash provided by (used for) operating activities	(397)	—	48,508
Discontinued operations — net cash used for investing activities	—	—	(1,540)
Balance at the beginning of the year	244,785	100,187	282,288

Balance at the end of the year	$355,383	$244,785	$100,187

See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries

Statements of Consolidated Total Equity

	Year Ended December 31
(In thousands)	2009	2008	2007

Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,181	30,061	29,740
Shares issued under share-based compensation plans	88	120	321

	30,269	30,181	30,061

Common Stock — Dollars
Beginning balance	$303	$301	$297
Shares issued under share-based compensation plans	1	2	4

	304	303	301

Capital in Excess of Par Value
Beginning balance	563,454	554,933	533,818
Shares issued under share-based compensation plans	10	872	11,340
(Tax deficiency) excess tax benefit on the exercise/vesting of share awards	(3)	28	1,744
Share-based compensation — employees	5,756	7,279	7,929
Share-based compensation — non-employee directors	270	342	102

	569,487	563,454	554,933

Retained Earnings
Beginning balance, as originally reported	602,365	467,726	221,310
Adoption of SFAS No. 158 in 2008	—	(171)	—
Adoption of EITF No. 06-10 in 2008	—	(193)	—
Adoption of FIN No. 48 in 2007	—	—	(450)

Beginning balance, as adjusted	602,365	467,362	220,860
Net income (loss) attributable to OM Group, Inc.	(17,857)	135,003	246,866

	584,508	602,365	467,726

Treasury Stock
Beginning balance	(5,490)	(2,239)	(2,239)
Reacquired shares	(535)	(3,251)	—

	(6,025)	(5,490)	(2,239)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(29,983)	7,665	28,893
Foreign currency translation	12,741	(36,109)	(11,014)
Reclassification of hedging activities into earnings, net of tax expense of $216 in 2009 and $3,452 in 2007.	615	—	(9,824)
Unrealized loss on cash flow hedges, net of tax benefit of $208	(591)	—	—
Reversal of accumulated unrecognized gain on retiree medical plan	(137)	—	—
Pension and post-retirement obligation	386	(1,599)	(390)
Change in measurement date for pension and post-retirement obligations	—	60	—

	(16,969)	(29,983)	7,665

Total OM Group Inc. Stockholders’ Equity	1,131,305	1,130,649	1,028,386

Noncontrolling interest
Beginning balance	47,429	52,314	43,286
Net income (loss) attributable to the noncontrolling interest	(2,604)	21,301	10,405
Distributions to joint venture partners	—	(26,184)	(1,350)
Foreign currency translation	(2)	2	27

	44,827	47,429	52,314

Total Equity	$1,176,132	$1,178,078	$1,080,700

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries

(In thousands, except as noted and share and per share amounts)

Note 1 —	Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the “Company”) and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a joint venture (“GTL”) that has a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because the Company has a controlling interest in the joint venture. Noncontrolling interest is recorded for the remaining 45% interest. The equity method of accounting is applied to non-consolidated entities in which the Company can exercise significant influence over the entity with respect to its operations and major decisions. The book value of investments carried on the equity method and cost method were immaterial at December 31, 2009 and 2008.

Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company’s continuing operations.

Use of Estimates — The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Cash Equivalents — All highly liquid investments with a maturity of three months or less, when purchased, are considered to be cash equivalents.

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

Restructuring — The Company accounts for contractual terminations in accordance with the “Compensation — Nonretirement Postemployment Benefits” topic of the ASC, which requires recording an accrual when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company accounts for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations in accordance with the “Exit or Disposal Cost Obligations” topic of the ASC, which addresses financial accounting and reporting for costs associated with restructuring activities. The Company establishes a liability for a cost associated with an exit or disposal activity, including one-time termination benefits, lease termination obligations and other related costs, when the liability is incurred rather than at the date the Company commits to an exit plan. Lease termination costs include remaining payments due under existing lease agreements after the cease-use date and any lease cancellation fees. The Company reassesses the expected cost to complete the exit or disposal activities at the end of each reporting period and adjusts the remaining estimated liabilities, if necessary.

Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

written off against the allowance when it becomes evident that collections will not occur. Bad debt expense is included in selling, general and administrative expenses and amounted to $0.3 million, $4.3 million and $0.5 million in 2009, 2008 and 2007, respectively.

Inventories — Inventories are stated at the lower of cost or market and valued using the first-in, first-out (“FIFO”) method. Inventory costs include raw materials, labor and manufacturing overhead. The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt market prices and changes in availability from suppliers. Changes in the cobalt price can have a significant impact on inventory valuation. The Company evaluates the need for a lower of cost or market (“LCM”) adjustment to inventories based on the end-of-the-reporting period selling prices of its finished products. In periods of raw material price declines or declines in the selling prices of the Company’s finished products, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge.

Receivables from Joint Venture Partners and Noncontrolling Interests — The Company has a 55% interest in a joint venture that has a smelter in the DRC. The remaining 45% interest is owned by two partners at 25% and 20%, respectively.

In years prior to 2007, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At December 31, 2009 and 2008, the notes receivable from this partner were $13.9 million, net of a $5.2 million valuation allowance. In January 2008, the Company and the joint venture partner agreed to modify the terms of the notes receivable. The modified terms include a new interest rate of LIBOR (2.0% at December 31, 2009) and a revised repayment date for the entire balance on December 31, 2010, which may be extended at the Company’s option.

Prior to December 31, 2007, the Company had a full valuation allowance against the interest receivable under the notes receivable. During 2008 and 2007, the Company received $3.8 million and $0.8 million, respectively, which was recorded as interest income. During 2008 and 2007, the Company agreed to forgive $0.8 million and $4.0 million of interest due, respectively. Due to the uncertainty of collection, the Company continues to record a full allowance against unpaid interest receivable under the notes receivable.

Under the terms of the notes receivable, a portion (80%) of the partner’s share of any dividends from the joint venture and any other cash flow distributions (“secondary considerations”) paid by the joint venture, if any, first serve to reduce the Company’s receivables before any amounts are remitted to the joint venture partner. The receivables are secured by 80% of the partner’s interest in the joint venture (book value of $23.7 million at December 31, 2009).

The Company currently anticipates that repayment of the receivables, net of the reserve, will be made from the partner’s share of dividends and returns of capital from the joint venture.

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

Internal Use Software — The Company capitalizes costs associated with the development and installation of internal use software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 350-40, “Intangibles — Goodwill and Other: Internal Use Software.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

project stage, application development stage or post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software.

Long-lived Assets other than Goodwill — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill and Intangible Assets — In accordance with the “Intangibles — Goodwill and Other” topic of the ASC, the Company evaluates the carrying value of goodwill and indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. Definite-lived intangible assets consist principally of customer relationships, developed technology, capitalized software and license agreements and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names.

Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold on July 31, 2003. Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which the Company owned PMG. As of December 31, 2009 the net liability was $6.8 million, of which $2.9 million was included in current liabilities and $5.4 million was included in Other non-current liabilities and corresponding receivables related to indemnifications of the liabilities of $1.5 million, was recorded in Other non-current assets. The liability at December 31, 2008 was $7.8 million, of which $2.8 million was included in current liabilities and $5.0 million was included in Other non-current liabilities.

Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $9.2 million, $10.8 million, and $8.2 million in 2009, 2008, and 2007, respectively.

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

Foreign Currency Translation — The functional currency for the Company’s Finnish subsidiary and related DRC operations is the U.S. dollar since a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Operations.

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

Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2009 and 2008. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.

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
Accounting Guidance adopted in 2009:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the “FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)”, which established that the ASC is the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance on July 1, 2009 and has updated its references throughout the financial statements to specific GAAP literature to reflect the codification.

In August 2009, the FASB issued guidance on “Measuring Liabilities at Fair Value.” This update provides amendments to “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. This guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

price of the asset are required are Level 1 fair value measurements. The Company adopted this guidance in 2009, and such adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance on “Fair Value Measurements.” This guidance clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements but does not require any new fair value measurements. This guidance only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments. As of January 1, 2008, the Company adopted the provisions of this guidance with respect to financial assets and liabilities that are measured at fair value within the financial statements. As of January 1, 2009, the Company adopted this guidance for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples of nonfinancial assets include goodwill, intangibles, and other long-lived assets. The adoption did not have a material impact on the Company’s results of operations or financial position but did change the disclosures related to nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. See Note 12.

In December 2007, the FASB issued guidance on FASB ASC Topic 810, “Consolidations,” (pre-codification SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”) which requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted this guidance on January 1, 2009. The adoption did not have any impact on the Company’s results of operations or financial position but did change the financial statement presentation related to noncontrolling (minority) interests. The financial statement presentation requirement has been applied retrospectively for all periods presented. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The adoption resulted in a $47.4 million reclassification of noncontrolling minority interests from long-term liabilities to equity on the December 31, 2008 Consolidated Balance Sheet and Statement of Consolidated Total Equity and a $52.3 million reclassification on the December 31, 2007 Statement of Consolidated Total Equity.

In December 2007, the FASB issued guidance on FASB ASC Topic 805, “Business Combinations (pre-codification SFAS No. 141(R), “Business Combinations”).” This guidance changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance requires restructuring and acquisition-related costs to be recognized separately from the acquisition and establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted this guidance on January 1, 2009. This standard was applied prospectively to business combinations consummated on or after January 1, 2009, including the Company’s acquisition of EaglePicher Technologies LLC on January 29, 2010. See Note 21. As a result of the Company’s adoption of the new guidance, transaction costs related to the acquisition of EaglePicher Technologies of $1.3 million, or $0.04 per diluted share were expensed in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.

In March, 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities that enhances required disclosures regarding derivatives and hedging activities, including how: (i) an entity uses derivative instruments, (ii) derivative instruments and related hedged items are accounted for and (iii) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance on January 1, 2009. The adoption did not have any impact on the Company’s

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

results of operations or financial position but did change the disclosures related to derivative instruments held by the Company. See Note 11.

In December 2008, the FASB issued guidance on, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” effective for fiscal years ending after December 15, 2009. The Company adopted this guidance in the fourth quarter of 2009. This guidance requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its pension or other postretirement benefit plan assets. The adoption did not have any impact on the Company’s results of operations or financial position but did change the disclosures related to pension assets held by the Company. See Note 14.

Accounting Guidance Not Yet Adopted
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

Note 3 —	Inventories
Inventories consist of the following as of December 31,

	2009	2008

Raw materials and supplies	$150,113	$168,060
Work-in-process	15,952	14,797
Finished goods	121,031	123,271

	$287,096	$306,128

The 2008 amount includes the effect of a $27.7 million charge to reduce the carrying value of certain inventories to market value, which was lower than cost at December 31, 2008, due primarily to the declining price of cobalt in the second half of 2008.

Note 4 —	Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2009	2008

Land and improvements	$12,839	$9,180
Buildings and improvements	142,472	140,082
Machinery and equipment	446,282	431,893
Furniture and fixtures	12,361	12,118

Property, plant and equipment, at cost	613,954	593,273
Less accumulated depreciation	386,839	348,071

	$227,115	$245,202

Total depreciation expense on property, plant and equipment was $43.2 million in 2009, $45.6 million in 2008 and $31.5 million in 2007.

Note 5 —	Investments
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

During 2008, the Company finalized the purchase price allocation. The changes since the initial allocation to inventories, property, plant and equipment, and intangibles reflect adjustments to the fair values based on market-

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

based valuations. The change in liabilities is primarily related to the adjustment of deferred tax liabilities as a result of the adjustments to inventories, property, plant and equipment and intangibles.

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
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit (with goodwill) and compares that amount to the carrying value of that reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, the “Intangibles — Goodwill and Other” topic of the ASC requires a second step to determine the implied fair value of goodwill of the reporting unit, and a comparison of that amount to the carrying value of the goodwill of the reporting unit. This second step includes valuing all of the tangible and intangible assets and liabilities of the reporting unit as if they had been acquired in a business combination.

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

The Company conducts its annual goodwill impairment test as of October 1. However, during the fourth quarter of 2008, indicators of potential impairment caused the Company to conduct an interim impairment test as of December 31, 2008. Those indicators included the fact that the Company’s stock traded below net book value per share since the end of the second quarter of 2008, operating losses in the fourth quarter of 2008 and revisions made to the 2009 plan, and significant deterioration in the capital markets in the fourth quarter of 2008 that resulted in an increase to the respective WACC calculations.

The results of the testing as of December 31, 2008 confirmed the carrying value of the UPC reporting unit exceeded its estimated fair value. In the fourth quarter of 2008, the Company recorded an estimated goodwill impairment charge of $8.8 million (of a total of $32.8 million of goodwill related to the UPC reporting unit). The Company

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

finalized the step-two analysis during the first quarter of 2009 and concluded the goodwill impairment charge for UPC was $4.7 million; therefore, the Company recorded a $4.1 million adjustment in the first quarter of 2009 to reverse a portion of the 2008 charge.

During the first quarter of 2009, additional impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. As a result of this impairment analysis, the Company concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its estimated fair value. In the first quarter of 2009, the Company recorded a goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit.

During the second quarter of 2009, the Company again revised its 2009 forecast and outlook beyond 2009 to reflect the continued economic downturn and, consequently, the Company’s assumptions regarding growth and recovery trends in the markets it serves. Also during the second quarter of 2009, the Company updated its assumption with respect to the probability of future cash flows from opportunities related to a license agreement associated with UPC. The license agreement was an existing asset of UPC when it was acquired from Rockwood Specialties Group, Inc. in 2007. Based on the uncertain impact the economy may have on both the timing and execution of activities from this license agreement, the Company concluded that no estimated future cash flows from the license agreement should be included in the valuation of the UPC reporting unit. The Company continues to own the license agreement and therefore would participate in any future market opportunities should they occur.

The Company concluded that operating losses in certain reporting units for the first six months of 2009 and the revisions to estimated future cash flows and growth rates were potential indicators of impairment and an interim goodwill impairment test was performed as of June 30, 2009. In the second quarter of 2009, the Company recorded an estimated goodwill impairment charge of $35.0 million to write off $21.0 million of goodwill related to the UPC reporting unit and $14.0 million of goodwill related to the Photomasks reporting unit. The Company finalized the step-two analysis during the third quarter of 2009 and concluded the goodwill impairment charge was $34.9 million ($15.8 million for UPC and $19.1 million for Photomasks); therefore, the Company recorded a net $0.1 million adjustment in the third quarter of 2009 to reverse a portion of the charge taken in the second quarter of 2009.

The primary factors contributing to the $41.6 million goodwill impairment charges in 2009 were lower assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections, and the change in the Company’s assumption with respect to the probability of future cash flows from opportunities related to the UPC license agreement. The Company reviewed and updated as deemed necessary all of the assumptions used in its DCF model during the 2008 and 2009 impairment testing. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model. The Company believes the assumptions used in the 2008 and 2009 impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed.

The results of the annual impairment testing as of the October 1, 2009 testing date confirmed the carrying value of the UPC reporting unit exceeded its estimated fair value. The Company completed the step-two analysis for UPC and concluded no goodwill impairment charge was required as the implied fair value of goodwill exceeds its carrying amount. The estimated fair value of the remaining reporting units (Advanced Materials, Electronic Chemicals and Photomasks) exceeded their carrying values, therefore no impairment loss was required to be recognized.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The change in the carrying amount of goodwill is as follows:

	Advanced	Specialty
	Materials	Chemicals	Consolidated

Balance at January 1, 2008	$103,326	$218,846	$322,172
Final purchase price adjustments — REM	—	(15,731)	(15,731)
Final purchase price adjustments — Borchers	—	1,062	1,062
Income tax adjustment (valuation allowance)(a)	—	(11,500)	(11,500)
Goodwill impairment charge	—	(8,800)	(8,800)
Foreign currency translation adjustments	—	(18,526)	(18,526)

Balance at December 31, 2008	103,326	165,351	268,677
2008 goodwill impairment charge adjustment	—	4,139	4,139
Goodwill impairment charge	—	(41,643)	(41,643)
Foreign currency translation adjustments	—	3,016	3,016

Balance at December 31, 2009	$103,326	$130,863	$234,189

(a)	The acquired deferred tax liabilities of the U.S. REM entities reduced the amount of the deferred tax valuation allowance against the Company’s deferred tax assets which would have otherwise been required at the date of acquisition. As a result, the valuation allowance was reduced, with a corresponding reduction in goodwill.

At December 31, 2009, the carrying amount of goodwill and accumulated goodwill impairment charges by reporting unit is as follows:

		Accumulated
		Goodwill
	Carrying	Impairment
	Amount	Charges

Advanced Materials	$103,326	$—
Advanced Organics	—	6,768
Electronic Chemicals	114,991	—
Ultra Pure Chemicals	12,828	20,459
Photomasks	3,044	19,077

	$234,189	$46,304

The Company did not recognize any goodwill impairment charges prior to 2008.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of intangible assets follows:

			Foreign
	Gross Carrying	Accumulated	Currency
	Amount	Amortization	Translation	Impairment	Net Balance

Intangible assets not subject to amortization:
Tradenames	$8,185	$—	$252	$(667)	$7,770

Intangible assets subject to amortization:
Customer relationships	67,723	(15,767)	1,362	—	53,318
Developed technology	12,369	(1,577)	153	—	10,945
Capitalized software	12,788	(7,665)	(70)	(179)	4,874
License agreements	3,370	(482)	(46)	(883)	1,959
Other intangibles	918	(220)	(335)	—	363

	97,168	(25,711)	1,064	(1,062)	71,459

Balance at December 31, 2009	$105,353	$(25,711)	$1,316	$(1,729)	$79,229

Intangible assets not subject to amortization:
Tradenames	$8,398	$—	$(13)	$(200)	$8,185

Intangible assets subject to amortization:
Customer relationships	67,723	(9,840)	(19)	—	57,864
Developed technology	12,369	(851)	(11)	—	11,507
Capitalized software	10,491	(4,217)	(215)	—	6,059
License agreements	870	—	—	—	870
Other intangibles	3,021	(2,384)	(298)	—	339

	94,474	(17,292)	(543)	—	76,639

Balance at December 31, 2008	$102,872	$(17,292)	$(556)	$(200)	$84,824

The weighted average amortization period is as follows (in years):

Customer relationships	10
Technology	16
Capitalized software	2
License agreements	4
Other intangibles	3

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. All intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives.

Indefinite-lived intangible assets are tested annually for impairment and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. During 2009, the Company determined that the license agreement in the UPC reporting unit and certain indefinite-lived trade names in its Photomasks and UPC reporting units were impaired due to downward revisions in estimates of future revenue and

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

cash flows. As a result, selling, general and administrative expenses for 2009 includes an impairment charge of $0.9 million for the license agreement and $0.7 million related to the indefinite-lived trade names. In performing its annual intangible asset impairment testing as of October 1, 2008, the Company determined that certain indefinite-lived trade names in its Photomasks reporting unit were impaired due to downward revisions in estimates of future revenue. As a result, selling, general and administrative expenses for 2008 includes an impairment charge of $0.2 million related to the indefinite-lived trade names.

Amortization expense related to intangible assets, including capitalized software, for the years ended December 31, 2009, 2008 and 2007 was $10.5 million, $10.5 million and $1.7 million, respectively. The increase in amortization expense in 2009 and 2008 was due to the amortization of intangible assets associated with the acquisition of the REM businesses and Borchers in 2007.

During 2005, the Company initiated a multi-year Enterprise Resource Planning project that is being implemented to achieve increased efficiency and effectiveness in its supply chain, financial processes and management reporting. Implementation of the system began during 2007, at which time the Company began amortizing costs capitalized during the application development stage, which are included above in capitalized software. Amortization of capitalized software was $3.4 million, $3.0 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Estimated annual pretax amortization expense for intangible assets is as follows:

2010	$9,333
2011	$7,745
2012	$7,362
2013	$6,646
2014	$6,329

Note 8 —	Restructuring
During 2009, the Company announced, and began to implement, a restructuring plan for the carboxylate portion of the Advanced Organics business within the Specialty Chemicals segment to better align the cost structure and asset base to industry conditions resulting from weak customer demand and overcapacity. The restructuring plan includes exiting of the Manchester, England manufacturing facility and workforce reductions at the Company’s Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The restructuring plan includes the elimination of 100 employee positions, including two in Westlake, five in Belleville, six in Franklin, 15 in Kokkola and 72 in Manchester. The Company eliminated 17 positions in 2009. The remaining positions will be eliminated during 2010 and the first half of 2011. The majority of position eliminations are expected to be completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.

During 2009, the Company recorded restructuring charges totaling $12.7 million in the Statement of Consolidated Operations. The charges resulted from the following activities:

•	Employee severance and health care continuation of $5.0 million;

•	An asset impairment charge of $5.5 million relating to property, plant and equipment;

•	An inventory impairment charge attributable to the restructuring of $1.9 million; and

•	Other charges, including intangible asset impairment, of $0.3 million.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

In addition to the charges described above, the Company will continue to incur severance, decommissioning and demolition costs, lease termination costs and other exit costs that will be expensed as incurred. The Company has incurred and expects to incur the following restructuring charges:

		Additional Charges	Total
	Charges Incurred in	Expected to	Charges Expected
	2009	be Incurred	to be Incurred

Cash charges
Workforce reductions	$4,967	$2,461	$7,428
Decommissioning, demolition and lease termination charges	25	2,438	2,463

	4,992	4,899	9,891
Non-cash charges
Fixed asset impairment	5,536	—	5,536
Inventory impairment	1,890	—	1,890
Other charges	290	—	290

	7,716	—	7,716
Total charges	$12,708	$4,899	$17,607

The following table presents the activity and balances related to the restructuring program for 2009:

		Fixed Asset and
	Workforce	Inventory
	Reductions	Impairments	Other Charges	Total

Balance at December 31, 2008	$—	$—	$—	$—
Charge	4,967	7,426	315	12,708
Foreign currency translation adjustment	(68)	—	—	(68)
Cash payments	(40)	—	—	(40)
Non-cash charges	—	(7,426)	(290)	(7,716)

Balance at December 31, 2009	$4,859	$—	$25	$4,884

The restructuring accrual represents future cash payments and is recorded on the Consolidated Balance Sheet ($4.0 million is included Other current liabilities and $0.9 million is included in Other non-current liabilities). Workforce reduction payments, primarily severance, are expected to be completed by the end of 2011, with the majority of payments occurring in the second half of 2010 and the first half of 2011.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 9 —	Discontinued Operations and Disposition of the Nickel Business
Income from discontinued operations is related to the Company’s former Nickel business that was sold in 2007 and the Company’s former copper powders business, SCM Metal Products, Inc. (“SCM”), and PMG, which were both sold in 2003. Income from discontinued operations consisted of the following for the years ended December 31:

	2009	2008	2007

Net sales	$—	$—	$193,091
Income from discontinued operations before income taxes	$1,981	$92	$82,699
Income tax expense	485	—	19,642

Income from discontinued operations	1,496	92	63,057
Gain on sale of discontinued operations	—	—	76,991
Income tax expense	—	—	(4,721)

Total income from discontinued operations, net of tax	$1,496	$92	$135,327

Income from discontinued operations in 2009 includes the reversal of a $2.0 million tax contingency accrual related to PMG.

Income from discontinued operations in 2007 is primarily the results of the Nickel business. The Company received net cash proceeds of $490.0 million related to the sale, completed on March 1, 2007. Discontinued operations in 2007 also includes income of $1.8 million related to SCM and PMG.

Note 10 — Debt
The Company has a Revolving Credit Agreement (the “Revolver”) with availability of up to $100.0 million, including up to the equivalent of $25.0 million in Euros or other foreign currencies. The Revolver includes an “accordion” feature under which the Company may increase the availability by $50.0 million to a maximum of $150.0 million subject to certain conditions and discretionary approvals of the lenders. At December 31, 2009, the Company was in compliance with such conditions but would need to obtain incremental credit commitments by new and/or existing lenders under the existing terms and conditions of the Revolver to access the accordion feature. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the assets of the Company and such subsidiaries. The Revolver contains certain covenants, including financial covenants, that require the Company to (i) maintain a minimum net worth and (ii) not exceed a certain debt-to-adjusted-earnings ratio. As of December 31, 2009, the Company was in compliance with all of the covenants under the Revolver. Minimum net worth is defined as an amount equal to the sum of $826.1 million plus 75% of consolidated net income for each quarter ending after March 1, 2007 for which consolidated net income is positive. Minimum net worth was $1,070.3 million at December 31, 2009. Consolidated net worth, defined as total OM Group, Inc. stockholders’ equity, was $1,131.3 million at December 31, 2009. The Company is required to maintain a debt to adjusted earnings ratio of consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of no more than 3.5 times. Consolidated net debt is defined as consolidated total debt less cash and cash equivalents. At December 31, 2009, the Company had no consolidated net debt. The Revolver includes a cross default provision whereby an event of default under other debt obligations, as defined, will be considered an event of default under the Revolver. The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) plus a calculated margin amount, or on a base rate. The applicable margin for the LIBOR rate ranges from 0.50% to 1.00%. The Revolver also requires the payment of a fee of 0.125% to 0.25% per annum on the unused commitment. The margin and unused commitment fees are subject to quarterly adjustment based on a certain debt-to-adjusted-earnings ratio. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010. During the second quarter of 2009, the

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Company repaid the outstanding revolver balance of $25.0 million with available cash on hand. The outstanding Revolver balance was $0 and $25.0 million at December 31, 2009 and 2008, respectively.

The Company incurred fees and expenses of approximately $0.4 million in 2005 related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense.

During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2009 or 2008.

During the second quarter of 2009, the Company repaid the remaining $1.1 million balance of a term loan with available cash on hand. The balance of the term loan was $1.1 million at December 31, 2008.

Debt consists of the following as of December 31:

	2009	2008

Revolving credit agreement	$—	$25,000
Notes payable — bank	—	1,144

	—	26,144
Less: Short-term debt	—	—
Less: Current portion of long-term debt	—	80

Total long-term debt	$—	$26,064

Interest paid on long-term debt was $0.4 million, $1.0 million, and $8.5 million for 2009, 2008, and 2007, respectively. Interest expense has not been allocated to discontinued operations. No interest was capitalized in 2009, 2008, or 2007.

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

Note 11 — Derivative Instruments
The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy counterparties and not enter into derivative instruments for speculative purposes. All derivatives are reflected on the balance sheet at fair value and recorded in other current assets and other current liabilities in the Consolidated Balance Sheets. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting. Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared.

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

Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At December 31, 2009, the notional quantity of open contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the ASC was 1.3 million pounds. The Company had no cash flow hedges at December 31, 2008. The outstanding contracts as of December 31, 2009 had maturities ranging up to 2 months. As of December 31, 2009, AOCI(L) includes a cumulative loss of $0.2 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings during the first quarter of 2010.

Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. At December 31, 2008, the notional quantity of open contracts designated as fair value hedges in accordance with the “Derivatives and Hedging” topic of the ASC was 0.3 million pounds. The Company had no fair value hedges at December 31, 2009.

Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula that included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under the “Derivatives and Hedging” topic of the ASC. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in cost of products sold. The Company had no forward contracts at December 31, 2009 or 2008.

Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 1.5 million Euros at December 31, 2009. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. The outstanding contracts as of December 31, 2009 had maturities ranging up to two months. As of December 31, 2009, AOCI(L) includes a cumulative gain of $0.2 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings during the first quarter of 2010. In the first quarter of 2010, the Company entered into Euro forward contracts with notional values that totaled 40.7 million Euros with maturities through December 31, 2010.

The following table summarizes the fair value of derivative instruments designated as hedging instruments in accordance with the “Derivatives and Hedging” topic of the ASC as recorded in the Consolidated Balance Sheets:

	Derivative Assets
	December 31, 2009		December 31,2008
			Balance sheet
	Balance sheet Location	Fair Value	location	Fair Value

Euro forward contracts	Other current assets	$258	n/a	$—
Commodity contracts	n/a	—	Other current assets	143

Total		$258		$143

	Derivative Liabilities
	December 31, 2009		December 31, 2008
			Balance sheet
	Balance Sheet Location	Fair value	Location	Fair Value

Commodity contracts	Other current liabilities	$226	Other current liabilities	$200

Total		$226		$200

The following table summarizes the effect of derivative instruments as recorded in the Statement of Consolidated Operations:

	Derivatives in Fair Value Hedging Relationships
		Amount of Gain (Loss) on Derivative
	Location of Gain (Loss)	Recognized in Income for the Year
	on Derivative	Ended December 31,
	Recognized in Income	2009	2008	2007

Commodity contracts	Cost of products sold	$227	$(6,753)	$—

		Location of Gain (Loss)
	Hedged Items in Fair	on Related Hedged	Amount of Gain (Loss) on Related Hedged Item
	Value Hedging	Item Recognized in	Recognized in Income for the year ended December 31,
	Relationships	Income	2009	2008	2007

Commodity contracts	Firm commitment	Cost of products sold	$(227)	$6,753	$—

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L)
	(Effective Portion) for the Year Ended
	2009	2008	2007

Euro forward contracts	$1,252	$—	$—
Commodity contracts	(1,843)	624	504

Total	$(591)	$624	$504

	Location of Gain
	(Loss) Reclassified	Amount of Gain (Loss) Reclassified from
	from AOCI(L) into	AOCI(L) into Income (Effective Portion)
	Income (Effective	for the year ended
	Portion)	2009	2008	2007

Euro forward contracts	Cost of products sold	$1,061	$—	$—
Commodity contracts	Net sales	(1,676)	624	504

Total		$(615)	$624	$504

	Derivatives Not Designated as Hedging Instruments
		Amount of Gain Recognized in
	Location of Gain	Income on Derivative for the
	Recognized in	Year Ended
	Income on Derivative	2009	2008	2007

Commodity contracts	Cost of products sold	$—	$4,002	$6,735

Total		$—	$4,002	$6,735

Note 12 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Foreign currency forward contracts	$258	$—	$258	$—

Total	$258	$—	$258	$—

Liabilities:
Commodity contracts	$226	$—	$226	$—

Total	$226	$—	$226	$—

See Note 14 for fair value disclosure related to pension assets.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and copper price volatility; therefore, they are classified within Level 2 of the valuation hierarchy.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Cobalt forward purchase contracts are classified as Level 3, as their valuation is based on the expected future cash flows discounted to present value. Future cash flows are estimated using a theoretical forward price as quoted forward prices are not available. The following table provides a reconciliation of derivatives measured at fair value on a recurring basis which used Level 3 inputs:

Fair Value
Measurements
Using
Significant
Unobservable
Inputs
(Level 3)
Derivatives

January 1, 2008	$6,735
Realized or unrealized gains (losses) included in earnings	(2,752)
Purchases, issuances, and settlements	(4,040)
Transfers in and/or out of Level 3	—

December 31, 2008	(57)
Realized or unrealized gains (losses) included in earnings	227
Purchases, issuances, and settlements	(170)
Transfers in and/or out of Level 3	—

December 31, 2009	$—

Non-recurring fair value measurements

In September 2009, the Company announced a restructuring plan related to its Advanced Organics business. See Note 8. As a result, the Company reviewed its long-lived assets associated with the Manchester, England facility for impairment and recorded a $5.7 million impairment charge. The fair value measurements were calculated using significant unobservable inputs (combination of the cost and market approach).

In accordance with the provisions of the “Intangibles — Goodwill and Other” topic of the ASC, goodwill of the UPC reporting unit was written down to its implied fair value of $28.3 million after completing step two in 2009. The resulting $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million recorded in 2008 was included in earnings of 2009. During 2009, the Company recorded an additional $15.8 million goodwill impairment charge related to the UPC reporting unit to write down goodwill with a carrying value of $28.5 million to its implied fair value of $12.7 million. In addition, the Company recorded an impairment charge of $19.1 million related to the Photomasks reporting unit to write down goodwill with a carrying value of $22.3 million to its implied fair value of $3.2 million. Goodwill related to the Advanced Organics reporting unit with a carrying amount of $6.8 million was written down to its implied fair value of $0, resulting in an impairment charge of $6.8 million in 2009. The Company utilizes a discounted cash flow analysis to estimate the fair value of the reporting units utilizing unobservable inputs. The fair value measurement of the reporting unit under the step-one analysis and the step-two analysis in their entirety are classified as Level 3 inputs.

During 2009 the Company also wrote down to fair value indefinite-lived trade name intangible assets in its Photomasks and Electronic Chemicals reporting units and a license agreement in its UPC reporting unit due to downward revisions in estimates of future revenue and cash flows. The impaired indefinite-lived trade name intangible assets were determined to have a fair value of $4.0 million resulting in a charge of $0.7 million, and the license agreement was determined to have no value resulting in a charge of $0.9 million. Both charges were included in earnings for 2009. The Company utilizes a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in the Company’s goodwill testing. The fair value measurements were calculated using unobservable inputs (discounted cash flow analyses), classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

The Company also holds financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Derivative instruments are recorded at fair value as indicated in Note 11. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. Cost method investments are evaluated for impairment quarterly. The Company has a $2.0 million investment in Quantumsphere, Inc. (“QSI”) accounted for under the cost method. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, the Company has the right to market and distribute certain QSI products.

Accounts receivable potentially subjects the Company to a concentration of credit risk. The Company maintains significant accounts receivable balances with several large customers. At December 31, 2009 the accounts receivable balance from our largest customer represented 3% of the Company’s net accounts receivable. Generally, the Company does not obtain security from its customers in support of accounts receivable.

Sales to Nichia Chemical Corporation represented approximately 16%, 22%, and 23% of net sales in 2009, 2008 and 2007, respectively. No other customer individually represented more than 10% of net sales for any period presented. Sales to the top five customers represented approximately 26% of net sales in 2009. The loss of one or more of these customers could have a material adverse effect on the Company’s business, results of operations or financial position.

Note 13 — Income Taxes
Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2009	2008	2007

United States	$(43,099)	$(41,813)	$(50,638)
Outside the United States	42,041	214,101	248,893

	$(1,058)	$172,288	$198,255

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Income tax expense is summarized as follows:

	Year Ended December 31
	2009	2008	2007

Current tax provision (benefit):
United States:
Federal	$7,122	$(44,927)	$51,195
State and local	144	167	80
Outside the United States	21,104	61,730	40,792

Total current	28,370	16,970	92,067

Deferred tax provision (benefit):
United States	(6,949)	5,437	(18,997)
Outside the United States	(522)	(6,331)	3,241

Total deferred	(7,471)	(894)	(15,756)

	$20,899	$16,076	$76,311

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2009	2008	2007

Income (loss) from continuing operations before income tax expense	$(1,058)	$172,288	$198,255

Income taxes at the United States statutory rate (35)%	$(370)	$60,301	$69,389
Increase (decrease) in taxes resulting from:
Effective tax rate differential on income (loss) outside of the United States	5,260	(17,673)	(38,845)
Repatriation of foreign earnings	2,537	10,284	45,709
Goodwill impairment	11,853	2,200	—
Malaysian tax holiday	(3,946)	(4,962)	(6,975)
U.S. losses with no tax benefit	—	4,611	—
Valuation allowance	1,025	1,808	4,103
Liability for uncertain tax positions	8,160	2,317	240
Foreign tax credits on amended prior year tax returns	(5,985)	(46,636)	—
Other, net	2,365	3,826	2,690

Income tax expense	$20,899	$16,076	$76,311

Effective income tax rate	(a )	9.3%	38.5%

(a)	not meaningful

During 2009, the Company completed an analysis of foreign tax credit positions and recorded a $5.8 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

carryforward position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2009 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The benefit related to the foreign tax credits was $0.19 per diluted share in 2009.

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

With few exceptions, the Company intends to repatriate only future earnings and therefore has not provided additional United States income taxes on approximately $177.4 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be permanently reinvested by the foreign subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This arrangement, which expires on December 31, 2011, reduced income tax expense by $3.9 million, $5.0 million and $7.0 million for 2009, 2008, and 2007 respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.13, $0.16, and $0.23 in 2009, 2008, and 2007, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service has notified the Company that it will examine the 2007 U.S. federal income tax return. This examination is expected to be completed in 2010. The General Tax Office of the DRC Ministry of Finance has examined GTL’s 2008 DRC income tax return and has issued an assessment with respect to amounts due by GTL in excess of amounts already paid. At December 31, 2009, after deduction of a credit that can be applied against the assessment, the remaining balance of the claim due is $0.9 million. GTL disagrees with certain determinations and plans to contest the majority of the assessment. While there can be no assurances with respect to the final outcome of this process, the Company believes that, based on the information currently available to it, the final assessment will not have a material adverse effect upon its financial condition, results of operations, or cash flows.

Income tax payments were $23.9 million, $77.4 million and $75.1 million in 2009, 2008, and 2007, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Significant components of the Company’s deferred income taxes are as follows:

	December 31
	2009	2008

Current asset — operating accruals	$11,328	$14,961
Current liability — earnings repatriation	(611)	(893)
Current liability — prepaid expenses	(5,683)	(11,158)
Non-current asset — employee benefit and other accruals	14,133	17,189
Non-current asset — domestic credit carryforwards	8,257	—
Non-current asset — foreign operating loss and credit carryforwards	2,753	2,385
Non-current asset — state operating loss carryforwards	7,711	11,870
Non-current liability — accelerated depreciation	(27,282)	(31,701)
Valuation allowance	(24,141)	(23,037)

Net deferred tax liability	$(13,535)	$(20,384)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2009	2008

Other current assets	$6,519	$6,299
Other non-current assets	8,077	85
Other current liabilities	(678)	(4)
Deferred income taxes — non-current liabilities	(27,453)	(26,764)

	$(13,535)	$(20,384)

The Company has a U.S. net deferred tax asset of $0.2 million which is expected to be recovered based on temporary differences that will reverse in 2010-2011. At December 31, 2009 and 2008, the Company has U.S state net operating loss carry forwards representing a potential future tax benefit of $7.7 million. These carryforwards expire at various dates from 2010 through 2028. The Company has recorded a valuation allowance against the U.S state net operating loss carryforwards. The Company has foreign net operating loss carryforwards of $12.6 million, representing a potential future tax benefit of $2.8 million in various jurisdictions, some of which expire in 2012 and some of which have no expiration. Although a significant portion of these losses will carryforward indefinitely, the Company has established a $2.7 million valuation allowance against the foreign net operating loss carryforwards as the Company believes that the majority of these assets will not be realized.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Balance at January 1, 2007	$2,045
Additions for tax positions related to the current year	7,976
Additions for tax positions of prior years	379
Reductions for tax positions of prior years	(78)

Balance at December 31, 2007	10,322
Additions for tax positions related to the current year	662
Additions for tax positions of prior years	4,177
Reductions for tax positions of prior years	(8,649)
Foreign currency translation	(157)

Balance at December 31, 2008	$6,355
Additions for tax positions related to the current year	2,519
Additions for tax positions of prior years	9,812
Reductions for tax positions of prior years	(1,520)
Reductions for lapses of statute of limitations	(618)
Foreign currency translation	96

Balance at December 31, 2009	$16,644

If recognized, all uncertain tax positions would affect the effective tax rate. At December 31, 2009, there are no uncertain tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The increase in uncertain tax positions in 2009 results primarily from transfer pricing matters. The decrease in uncertain tax positions in 2008 results primarily from a reduction in the liability related to foreign tax credits, partially offset by matters relating to transfer pricing and research and development tax credits.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During 2009, the Company recognized approximately $0.5 million in interest and penalties, all of which is accrued at December 31, 2009. During 2008, the Company recognized approximately $0.1 million in interest and penalties, all of which is accrued at December 31, 2008. During 2007, the Company recognized approximately $0.7 million in interest and penalties.

At December 31, 2009, the liability for uncertain tax positions includes $6.6 million for which it is reasonably possible that the uncertain tax position will decrease within the next twelve months. These uncertain tax positions relate to transfer pricing and may decrease upon completion of examination by taxing authorities.

Note 14 — Pension and Other Post-Retirement Benefit Plans
The Company sponsors a defined contribution plan covering substantially all eligible U.S. employees. Under this plan, the Company matches 100% of participants’ contributions up to the first three percent of contributions, and 50% on the next 2% of participants’ contributions. Contributions are directed by the employee into various investment options. This defined contribution plan does not have any direct ownership of the Company’s common stock. From January 1, 2008 through June 30, 2009, the Company contributed 3.5% of employee compensation unconditionally. Prior to 2008, the Company sponsored a defined contribution plan covering all eligible U.S. employees under which Company contributions were determined by the board of directors annually and were computed based upon participant compensation. The Company maintains additional defined contribution

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

plans in certain locations outside the United States. Aggregate defined contribution plan expenses were $4.4 million, $3.8 million and $2.7 million in 2009, 2008 and 2007, respectively.

The Company has a funded, non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. Certain non-U.S. employees are covered under other defined benefit plans. These non-U.S. plans are not significant and relate to liabilities of the acquired Borchers entities and one acquired REM location. The Company also has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). The Company also sponsors a non-contributory, nonqualified supplemental executive retirement plan for certain employees to restore benefit levels to employees whose benefits have been limited by the defined contribution plan due to IRS limitations.

During 2008, as required by FASB ASC Topic 715, “Compensation — Retirement Benefits” (pre-codification SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”), the Company changed the measurement date of its pension and postretirement benefit plans from October 31 to December 31, 2008, the date of its statement of financial position. As a result, an adjustment to beginning retained earnings of $0.2 million was recorded in 2008 and is reflected in the Statement of Consolidated Total Equity.

.

Actuarial assumptions used in the calculation of the Company’s pension plan’s are as follows:

	2009	2008

U.S. Plans
Weighted-average discount rate	5.50%	5.50%
Expected return on pension plan assets	7.00%	7.00%
Projected health care cost trend rate	n/a	8.00%
Ultimate health care cost trend rate	n/a	5.00%
Year ultimate health care trend rate is achieved	n/a	2012
Non U.S. Plans
Weighted-average discount rate	5.25% - 6.25%	5.0% - 6.25%
Expected return on pension plan assets	5.0% - 6.0%	5.0% - 6.0%

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans
	2009	2008	2007

Interest cost	$1,307	$1,295	$1,317
Amortization of unrecognized net loss	390	273	302
Expected return on plan assets	(711)	(857)	(788)

Net periodic benefit cost	986	711	831

Net (gain) loss arising during the year	(473)	3,966	(408)
Net (gain) loss recognized during the year	(390)	(273)	(302)
Change in measurement date	—	(46)	—

Total recognized in other comprehensive income	(863)	3,647	(710)

Total recognized in net periodic benefit cost and other comprehensive income	$123	$4,358	$121

	Pension Benefits
	Non-U.S. Plans
	2009	2008	2007

Service cost	$173	$130	$4
Interest cost	122	120	8
Expected return on plan assets	(17)	(17)	(2)

Net periodic benefit cost	278	233	10

Net (gain) loss arising during the year	375	(325)	9
Net (gain) loss recognized during the year	7	—	—
Amortization of prior service credit	89	—	—
Exchange rate gain (loss)	6	17	—

Total recognized in other comprehensive income	477	(308)	9

Total recognized in net periodic benefit cost and other comprehensive income	$755	$(75)	$19

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Change in benefit obligation
Projected benefit obligation at beginning of year	$(23,670)	$(24,472)	$(2,086)	$(1,937)
Change in measurement date	—	(141)	—	(43)
Service cost	—	—	(173)	(130)
Interest cost	(1,307)	(1,295)	(122)	(120)
Actuarial loss (gain)	(893)	516	(365)	364
Benefits paid	1,137	1,050	71	165
Acquisition	—	—	—	(505)
Plan amendments	—	—	(89)	—
Transfers out of the plan	—	—	32	—
Foreign currency exchange rate changes	—	—	(81)	120
SERP payments related to former CEO	672	672	—	—

Projected benefit obligation at end of year	(24,061)	(23,670)	(2,813)	(2,086)

Change in plan assets
Fair value of plan assets at beginning of year	8,845	12,686	293	330
Change in measurement date	—	143	—	3
Actual return on plan assets	2,076	(3,624)	7	(23)
Employer contributions	229	690	71	165
Foreign currency exchange rate changes	—	—	9	(17)
Benefits paid	(1,137)	(1,050)	(71)	(165)

Fair value of plan assets at end of year	10,013	8,845	309	293

Funded status — plan assets less than benefit obligations	(14,048)	(14,825)	(2,504)	(1,793)

Recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	11,528	12,391	177	(299)

Amounts not yet recognized as a component of net postretirement benefit cost	$11,528	$12,391	$177	$(299)

Amounts recorded in the balance sheet consist of:
Accrued benefit liability — current	$(704)	$(704)	$(49)	$—
Accrued benefit liability — long-term	(13,344)	(14,121)	(2,455)	(1,793)
Accumulated other comprehensive loss	11,528	12,391	177	(299)

Net amount recognized	$(2,520)	$(2,434)	$(2,327)	$(2,092)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The accumulated benefit obligation at December 31, 2009 and 2008 equals the projected benefit obligation at December 31, 2009 and 2008 for the U.S. plans as those defined benefit plans are frozen and no additional benefits are being accrued. The accumulated benefit obligation at December 31, 2009 and 2008 approximates the projected benefit obligation at December 31, 2008 and 2007 for the non-U.S. plans. The non-U.S. defined benefit plans are active and additional benefits are being accrued.

The Company’s policy is to make contributions to fund these plans within the range allowed by applicable regulations. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates.

The Company expects to contribute $0.8 million to its pension plans in 2010.

Future pension benefit payments expected to be paid are as follows:

	Pension
Expected Benefit Payments	U.S. Plans	Non-U.S. Plans

2010	$1,762	$111
2011	$1,777	$133
2012	$1,811	$138
2013	$1,787	$74
2014	$1,790	$107
2015-2019	$9,064	$798

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows:

Pension

Net actuarial loss	$339
Prior service cost	6

Total	$345

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

Beginning in 2009, the Company began to utilize the services of an independent third-party investment manager to oversee the management of U.S. pension plan assets. The Company’s investment strategy is to invest plan assets in a diversified portfolio of no less than 20% and no more than 60% in domestic and international equity securities with the remainder of assets invested in fixed income securities and corporate and government bonds with the objective of preserving principal while generating growth in plan assets at a reasonable level of risk. The investment manager

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

is allowed to exercise investment discretion, subject to limitations established by the Company. The Company’s U.S. pension plan weighted-average asset allocations and target allocation by asset category are as follows:

December 31, 2009
Actual Allocation%

Equity securities	28%
Corporate bonds	29%
Government bonds	12%
Other fixed income	18%
Foreign assets	8%
Cash	5%

Total assets	100%

	December 31, 2008
	Target Allocation	Actual Allocation

Equity securities	50%	60%
Debt securities	50%	39%
Cash	—	1%

Total assets	100%	100%

The fair value measurements of defined benefit pension plan assets by category at December 31, 2009 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Category	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Equity securities	$2,822	$2,822	—	—
Corporate bonds	2,924	2,924	—	—
Government bonds	1,181	1,181	—	—
Other fixed income	1,745	1,745	—	—
Foreign assets	824	824	—	—
Insurance contracts	66	—	66	—
Cash	760	760	—	—

Total	$10,322	$10,256	$66	$—

Equity securities are invested broadly in U.S. companies in various industries. Foreign assets consist of equity securities of non-U.S. companies in various industries as well as foreign mutual funds.

The defined benefit pension plans do not have any direct ownership of OMG common stock.

In June 2009, the Company announced a plan to terminate its unfunded postretirement medical and life insurance plan. As a result of such action, benefits available to eligible employees and retirees ceased on August 31, 2009. The Company recognized a $4.7 million gain on the termination in 2009. The $4.7 million gain, which is included in Corporate for segment reporting, is net of reversal of unrecognized actuarial gain of $0.1 million.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Set forth below is a detail of the net periodic other post-retirement benefit expense for the years ended December 31:

	Other Post-retirement Benefits
	U.S. Plans
	2009	2008	2007

Service cost	$25	$112	$82
Interest cost	162	324	264
Gain on termination of plan	(4,693)	—	—
Net amortization	—	86	40

Net periodic benefit cost	(4,506)	522	386

Net (gain) loss arising during the year	—	(1,700)	1,131
Net (gain) loss recognized during the year	137	(46)	—
Amortization of prior service credit	—	(40)	(40)
Change in measurement date	—	(14)	—

Total recognized in other comprehensive income	137	(1,800)	1,091

Total recognized in net periodic benefit cost and other comprehensive income	$(4,369)	$(1,278)	$1,477

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the changes in the benefit obligation during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	Other Post-retirement Benefits
	U.S. Plans
	2009	2008

Change in benefit obligation
Projected benefit obligation at beginning of year	$(4,506)	$(6,080)
Change in measurement date	—	(73)
Service cost	(25)	(112)
Interest cost	(162)	(324)
Actuarial loss (gain)	—	1,700
Termination of plan	4,693	—
Benefits paid	—	383

Projected benefit obligation at end of year	—	(4,506)

Funded status — plan assets less than benefit obligations	$—	$(4,506)

Recognized in accumulated other comprehensive income:
Net actuarial gain	—	(351)
Prior service cost	—	214

Amounts not yet recognized as a component of net postretirement benefit cost	$—	$(137)

Amounts recorded in the balance sheet consist of:
Accrued benefit liability — current	$—	$(344)
Accrued benefit liability — non-current	—	(4,162)
Accumulated other comprehensive loss	—	(137)

Net amount recognized	$—	$(4,633)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 15 — Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and		Accumulated
	Foreign	Losses on Cash	Pension and	Other
	Currency	Flow Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income (Loss)

Balance at January 1, 2007	$29,094	$9,824	$(10,025)	$28,893
Reclassification adjustments	—	(875)	—	(875)
Current period credit (charge)	4,465	3,340	(390)	7,415
Disposal of Nickel business	(15,479)	(12,289)	—	(27,768)

Balance at December 31, 2007	18,080	—	(10,415)	7,665
Change in measurement date	—	—	60	60
Current period credit (charge)	(36,109)	—	(1,599)	(37,708)

Balance at December 31, 2008	(18,029)	—	(11,954)	(29,983)
Reversal of accumulated unrecognized gain on retiree medical plan	—	—	(137)	(137)
Reclassification adjustments	—	615	—	615
Current period credit (charge)	12,741	(591)	386	12,536

Balance at December 31, 2009	$(5,288)	$24	$(11,705)	$(16,969)

Note 16 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common shareholders for the years ended December 31:

	2009	2008	2007
	(in thousands, except per share amounts)

Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(19,353)	$134,911	$111,539
Weighted average shares outstanding — basic	30,244	30,124	29,937
Dilutive effect of stock options and restricted stock	—	234	339

Weighted average shares outstanding — assuming dilution	30,244	30,358	30,276
Earnings per common share:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — basic	$(0.64)	$4.48	$3.73

Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — assuming dilution	$(0.64)	$4.45	$3.68

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common shareholders for the years ended December 31:

	2009	2008	2007
	(in thousands, except per share amounts)

Net income (loss) attributable to OM Group, Inc. common shareholders	$(17,857)	$135,003	$246,866
Weighted average shares outstanding — basic	30,244	30,124	29,937
Dilutive effect of stock options and restricted stock	—	234	339

Weighted average shares outstanding — assuming dilution	30,244	30,358	30,276
Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common shareholders — basic	$(0.59)	$4.48	$8.25

Net income (loss) attributable to OM Group, Inc. common shareholders — assuming dilution	$(0.59)	$4.45	$8.15

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

As the Company had a loss from continuing operations for the year ended December 31, 2009, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net loss attributable to OM Group, Inc. common shareholders assuming dilution for the year ended December 31, 2009. For the year ended December 31, 2008, share-based compensation awards for 0.8 million shares were excluded from the diluted earnings per share calculation because they were antidilutive.

Note 17 — Share-Based Compensation
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

The Statements of Consolidated Operations include share-based compensation expense for option grants and restricted stock awards granted to employees as a component of Selling, general and administrative expenses of $5.8 million, $7.3 million and $7.2 million in 2009, 2008 and 2007, respectively. The income tax benefit recognized in the income statement for share based compensation expense was $1.8 million for 2007. No tax benefit was realized during 2008 and 2009 as a result of the valuation allowance against the deferred tax assets. In connection with the sale of the Nickel business, the Company entered into agreements with certain employees that provided for the acceleration of vesting of all unvested stock options and time-based and performance-based restricted stock previously granted to those employees. The Statements of Consolidated Operations include share-based compensation expense as a component of discontinued operations of $0.7 million in 2007. There is no unrecognized compensation expense related to the Nickel business.

At December 31, 2009, there was $3.5 million of unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $2.5 million in 2010, $0.9 million in 2011 and $0.1 million in 2012 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

Beginning in 2007, non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 11,256 shares in 2009, 7,316 shares in 2008 and 1,919 shares in 2007 to non-employee directors.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During 2009, 2008 and 2007 the Company granted stock options to purchase 188,003, 168,175 and 184,750 shares of common stock, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s Chief Executive Officer (“CEO”) in connection with payment of his 2008 high-performance bonus.

The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2009	2008	2007

Risk-free interest rate	2.1%	2.6%	4.7%
Dividend yield	—	—	—
Volatility factor of Company common stock	0.59	0.47	0.47
Weighted-average expected option term (years)	6.0	6.0	6.0
Weighted-average grant-date fair value	$11.23	$27.72	$26.24

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

The following table sets forth the number of option shares and weighted-average grant-date fair value:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Non-vested at December 31, 2007	364,343	$18.46
Granted during 2008	168,175	$27.72
Vested during 2008	215,977	$15.42
Forfeited during 2008	9,252	$25.62

Non-vested at December 31, 2008	307,289	$26.10
Granted during 2009	188,003	$11.23
Vested during 2009	135,446	$24.45
Forfeited during 2009	22,034	$16.62

Non-vested at December 31, 2009	337,812	$18.96

A summary of the Company’s stock option activity for 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2009	890,589	$38.86
Granted	188,003	20.12
Exercised	(550)	20.12
Expired unexercised	(20,066)	51.03
Forfeited	(22,034)	32.17

Outstanding at December 31, 2009	1,035,942	$35.37	6.68	$4,270
Vested or expected to vest at December 31, 2009	1,015,507	$35.23	6.65	$4,186
Exercisable at December 31, 2009	698,130	$34.49	5.82	$2,274

The fair value of options that vested during 2009, 2008 and 2007 was $3.3 million, $3.3 million and $3.1 million, respectively. The intrinsic value of options exercised during 2008 and 2007 was $0.4 million and $6.4 million, respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

In connection with the exercise of stock options previously granted, the Company received cash payments of $0.9 million in 2008 and $11.3 million in 2007. The Company does not settle stock options for cash.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Restricted Stock — Performance-Based Awards
During 2009, 2008 and 2007, the Company awarded 87,250, 60,200 and 86,854 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2009 will vest upon the satisfaction of established performance criteria based on average consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets, in each case over the three-year performance period ending December 31, 2011. The shares awarded during 2008 will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets, in each case over the three-year performance period ending December 31, 2010.

The performance period for the 86,854 shares awarded during 2007 ended on December 31, 2009. A total of 80,600 of the shares awarded during 2007 vest based upon the level of satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2009. The shares will vest upon the determination by the Compensation Committee that the performance objectives relating to the shares were satisfied and that the shares were earned. Based upon the level of satisfaction of the performance objectives, 74,930 of the 80,600 of performance-based shares are expected to vest and be issued in the first quarter of 2010. The remaining 6,254 shares issued in 2007 are not expected to vest as the Company did not meet an established earnings target during any one of the years in the three-year period ended December 31, 2009.

The performance period for the shares of restricted stock awarded during 2006 ended on December 31, 2008. During 2009, a total of 86,610 shares vested upon the determination by the Compensation Committee that the performance objectives relating to the shares were satisfied, and the shares were earned at the maximum (100%) level. Upon vesting, employees surrendered 24,654 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.

The value of the performance-based restricted stock awards was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite performance period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the plan, or upon retirement, the shares become 100% vested at the target level. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.

In connection with the sale of the Nickel business, the Company entered into an agreement with an employee that provided for the acceleration of vesting at the “target” performance level for unvested performance-based restricted stock previously granted to that employee. As a result, during 2007, 3,825 shares of performance-based restricted stock vested and 3,825 shares of performance-based restricted stock were forfeited.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of the Company’s performance-based restricted stock awards for 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2009	226,814	$41.03
Granted	87,250	18.87
Vested	(86,610)	28.61
Forfeited	(5,875)	27.36

Non-vested at December 31, 2009	221,579	$37.52
Expected to vest as of December 31, 2009	76,200

Restricted Stock Units — Performance-Based Awards
During 2009, the Company awarded 22,480 performance-based restricted stock units to employees outside the U.S. that vest subject to the Company’s financial performance for the three-year performance period ending December 31, 2011. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Consolidated Balance Sheets. The fair value of the awards, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled.

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

A summary of the Company’s performance-based restricted stock unit awards for 2009 is as follows:

Units

Non-vested at January 1, 2009	—
Granted	22,480
Forfeited	(3,100)

Non-vested at December 31, 2009	19,380

Expected to vest at December 31, 2009	—

Restricted Stock — Time-Based Awards
During 2009, 2008 and 2007, the Company awarded 24,850, 17,675 and 24,360 shares, respectively, of time-based restricted stock that vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. In addition, during 2009, the Company awarded 4,127 shares of time-based restricted stock with a vesting period of one year to its CEO in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awarded in 2009, 2008 and 2007, based upon the market price of an unrestricted share of

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

the Company’s common stock at the date of grant, was $0.6 million, $1.0 million and $1.2 million, respectively. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

In connection with the sale of the Nickel business, the Company entered into an agreement with an employee that provided for the acceleration of vesting for unvested time-based restricted stock previously granted. As a result, during 2007, 2,100 shares of unvested time-based restricted stock vested.

A summary of the Company’s time-based restricted stock awards for 2009 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2009	60,235	$45.63
Granted	28,977	$20.12
Vested	(19,750)	$29.16
Forfeitures	(3,800)	$29.77

Non-vested at December 31, 2009	65,662	$40.25
Expected to vest as of December 31, 2009	64,874

A total of 19,750 shares of time-based restricted stock awarded during 2006 vested during 2009. During 2009, employees surrendered 5,690 shares of common stock to the Company upon vesting to pay required minimum withholding taxes applicable to the vesting of the restricted stock. The surrendered shares are held by the Company as treasury stock.

Restricted Stock Units — Time-Based Awards
During 2009, the Company awarded 4,400 time-based restricted stock units to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Consolidated Balance Sheets. The fair value of the awards, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock unit awards for 2009 is as follows:

Units

Nonvested at January 1, 2009	—
Granted	4,400
Forfeited	(900)

Nonvested at December 31, 2009	3,500

Expected to vest at December 31, 2009	3,500

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 18 — Commitments and Contingencies
In March 2009, GTL was served in the Jersey Islands with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”) who is seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million. FG Hemisphere asserts that Gécamines (a partner in GTL) is an organization of the DRC and that FG Hemisphere is entitled to enforce the arbitral awards in the Jersey Islands against any assets of Gécamines and the DRC located in that jurisdiction (including monies paid or to be paid by GTL to Gécamines or the DRC). GTL has been enjoined from making payments to the DRC and Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines. The Company does not believe the Royal Court of Jersey has jurisdiction over the assets of GTL, including payments to Gécamines; however, until the Court addresses this issue, which is scheduled for the second quarter of 2010, the Company will continue to comply with the terms of the injunction. While there can be no assurances with respect to the final outcome of this process, the Company believes that, based on the information currently available to it, this matter will not have a material adverse effect upon its financial condition, results of operations, or cash flows.

The Company has potential contingent liabilities with respect to environmental matters related to its former PMG operations in Brazil. The Company has been informed by the purchaser of the PMG operations of environmental issues at three of the operating locations in Brazil. Environmental cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. The Company is reviewing information made available to it on the environmental conditions, but cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs.

The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2009 and 2008, the Company has recorded environmental liabilities of $2.8 million and $3.4 million, respectively, primarily related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.

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

Note 19 — Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $7.4 million in 2009, $7.8 million in 2008 and $5.2 million in 2007.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Future minimum payments under noncancellable operating leases at December 31, 2009 are as follows for the year ending December 31:

2010	$6,547
2011	4,550
2012	3,990
2013	2,548
2014	2,012
2015 and thereafter	9,137

Total minimum lease payments	$28,784

Note 20 — Reportable Segments and Geographic Information
The Company is organized into two segments: Advanced Materials and Specialty Chemicals. The accounting policies of the segments are the same as those described in Note 1. Effective January 1, 2008, the Company reorganized its management structure and external reporting around two segments: Advanced Materials and Specialty Chemicals. The corresponding information for 2007 has been reclassified to conform to the current year reportable segment presentation. Intersegment transactions are generally recognized based on current market prices. Intersegment transactions are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the Advanced Materials or Specialty Chemicals segments.

The Advanced Materials segment consists of inorganics, the DRC smelter joint venture and metal resale. The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramic and chemical end markets. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks. Electronic Chemicals develops and manufactures chemicals for the printed circuit board, memory disk, general metal finishing and electronic packaging and finishing markets. Advanced Organics offers products for the coating and inks, chemical and tire markets. UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics, microelectronics and micro electro mechanical systems industries under the Compugraphics brand name.

The following table reflects the 2009, 2008 and 2007 sales within Specialty Chemicals:

	2009	2008	2007

Net Sales
Electronic chemicals	$132,612	$167,335	$109,276
Advanced organics	163,216	258,441	194,621
Ultra Pure Chemicals	72,942	82,068	—
Photomasks	33,428	39,366	—
Eliminations	(397)	(535)	—

	$401,801	$546,675	$303,897

Sales to one customer in the Advanced Materials segment represented approximately 16%, 22% and 23% of consolidated net sales in 2009, 2008 and 2007, respectively. There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Finland and Russia, as well as increased demand in developing countries may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country.

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

The following table reflects the results of the Company’s reportable segments:

	2009	2008	2007

Business Segment Information
Net Sales
Advanced Materials	$472,412	$1,192,423	$721,874
Specialty Chemicals	401,801	546,675	303,897
Intersegment items	(2,544)	(2,249)	(4,270)

	$871,669	$1,736,849	$1,021,501

Operating profit (loss)
Advanced Materials	$53,301	$203,545	$212,609
Specialty Chemicals(a)	(26,981)	11,168	18,176
Corporate(b)	(27,304)	(37,540)	(35,807)
Intersegment items	—	449	1,257

	(984)	177,622	196,235

Interest expense	(689)	(1,597)	(7,820)
Interest income	928	1,920	23,922
Loss on redemption of Notes	—	—	(21,733)
Foreign exchange gain (loss)	(21)	(3,744)	8,100
Other expense, net	(292)	(1,913)	(449)

	(74)	(5,334)	2,020

Income (loss) from continuing operations before income taxes	$(1,058)	$172,288	$198,255

Expenditures for property, plant & equipment
Advanced Materials	$18,996	$21,783	$15,336
Specialty Chemicals	6,690	8,929	4,021

	$25,686	$30,712	$19,357

Depreciation and amortization
Advanced Materials	$26,303	$26,331	$26,043
Specialty Chemicals	26,508	28,727	6,290
Corporate	954	1,058	896

	$53,765	$56,116	$33,229

Total assets
Advanced Materials	$795,186	$746,347
Specialty Chemicals	503,737	579,185
Corporate	145,213	108,895

	$1,444,136	$1,434,427

(a)	Specialty Chemicals includes a $37.5 million non-cash goodwill impairment charge and a $12.7 million restructuring charge in 2009.

(b)	Corporate includes a $4.7 million gain on the termination of the Company’s retiree medical plan in 2009.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

		Long-Lived
	Net Sales(a)	Assets(b)

Geographic Region Information
2009
Finland	$260,361	$89,610
United States	153,539	36,388
Japan	190,122	91
Other	267,647	48,774
Democratic Republic of Congo	—	52,252

	$871,669	$227,115

2008
Finland	$581,260	$85,904
United States	280,275	40,762
Japan	536,620	102
Other	338,694	55,731
Democratic Republic of Congo	—	62,703

	$1,736,849	$245,202

2007
Finland	$373,148
United States	178,894
Japan	313,195
Other	156,264

	$1,021,501

(a)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.

(b)	Long-lived assets consists of property, plant and equipment, net.

Note 21 — Subsequent Events
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies LLC from EaglePicher Corporation for approximately $172 million in cash, subject to customary post closing adjustments. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets and it is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories (i) proprietary battery products and (ii) complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which approximately 60 percent came from its defense business, approximately 33 percent from its aerospace business, and the balance from its medical and other businesses. EaglePicher Technologies will be operated and reported within a new segment called Battery Technologies. The Company has not yet completed the initial accounting for this acquisition. The amounts recognized for major classes of assets acquired and liabilities assumed as of the acquisition date will be provided in

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

the Company’s Unaudited Condensed Consolidated Financial Statements and accompanying notes for the period ending March 31, 2010.

In January 2010, in connection with the EaglePicher Technologies acquisition, the Company borrowed $94.0 million under its Revolver at an interest rate of 0.73%. The Revolver provides for interest-only payments during its term, with principal due at maturity on December 20, 2010.

Note 22 — Quarterly Results of Operations (Unaudited)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$191,706	$203,352	$235,239	$241,372	$871,669
Gross profit	$26,615	$34,434	$42,679	$62,055	$165,783
Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(8,541)	$(35,006)	$9,579	$14,615	$(19,353)
Income (loss) from discontinued operations, net of tax	264	(325)	1,846	(289)	$1,496

Net income (loss)	$(8,277)	$(35,331)	$11,425	$14,326	$(17,857)

Net income (loss) per common share — basic
Continuing operations	$(0.28)	$(1.16)	$0.32	$0.48	$(0.64)
Discontinued operations	0.01	(0.01)	0.06	(0.01)	0.05

Net income (loss)	$(0.27)	$(1.17)	$0.38	$0.47	$(0.59)

Net income (loss) per common share — assuming dilution
Continuing operations	$(0.28)	$(1.16)	$0.32	$0.48	$(0.64)
Discontinued operations	0.01	(0.01)	0.06	(0.01)	0.05

Net income (loss)	$(0.27)	$(1.17)	$0.38	$0.47	$(0.59)

The first quarter of 2009 includes a $6.6 million adjustment to reduce the carrying value of certain inventory to market value and a non-cash net charge of $2.6 million for the impairment of goodwill.

The second quarter of 2009 includes a non-cash charge of $35.0 million for the impairment of goodwill, a non-cash charge of $1.2 million for the impairment of intangible assets and a $4.7 million gain on termination of the retiree medical plan.

The third quarter of 2009 includes an $11.9 million restructuring charge related to the Company’s Advanced Organics business.

The fourth quarter of 2009 includes an $0.8 million restructuring charge related to the Company’s Advanced Organics business.

The Company’s share of discrete tax items in 2009 totaled income (expense) of ($2.0 million) in the first quarter of 2009, ($1.3 million) in the second quarter of 2009, $1.7 million in the third quarter of 2009 and ($4.4 million) in the fourth quarter of 2009.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$480,795	$510,825	$448,630	$296,599	$1,736,849
Gross profit	$136,666	$126,023	$86,261	$3,598	$352,548
Amounts attributable to OM Group, Inc. common shareholders:
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
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the Company’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company’s internal control over financial reporting, which is included in this Annual Report.

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to directors of the Company will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the 2010 Annual Meeting of Stockholders of the Company (the “2010 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Information with respect to the Company’s audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2010 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

On May 18, 2009, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.	Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2010 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2010 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners — Beneficial Ownership” and is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2009.

			Number of securities
			remaining available for
			future issuance under
	Number of securities		equity compensation plans
	to be issued upon	Weighted-average	(excluding securities
	exercise of	exercise price of	issuable under
	outstanding options	outstanding options	outstanding options)

Equity Compensation Plans Approved by the Stockholders	947,008	$35.53	2,427,729
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—

(a)	As an inducement to join the Company, on June 13, 2005, the Chief Executive Officer was granted options to purchase 88,934 shares of common stock that are not covered by the equity compensation plans approved by the Company’s stockholders. These options have an exercise price of $33.67 per share (the market price of Company stock on the grant date was $24.89) and became exercisable on May 31, 2008. The options have an expiration date of June 13, 2015.

Item 13.	Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2010 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2010 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(1) The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008

Statements of Consolidated Operations for the years ended December 31, 2009, 2008 and 2007

Statements of Consolidated Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Statements of Consolidated Cash Flows for the years ended December 31, 2009, 2008 and 2007

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of OM Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).

3.2	Amended and Restated Bylaws of OM Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2008).

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company.‡

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993. ‡

*10.2	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.3	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.4	Amendment to OM Group, Inc., Benefit Restoration Plan (frozen Post-2004/Pre-2008 Terms).(incorporated by reference to Exhibit 10.4 of the Company’s Annual Report filed on Form 10-K on February 28, 2008).

10.5	Stock Purchase Agreement dated as of October 7, 2007 by and between Rockwood Specialties Group, Inc. and OM Group, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report filed on Form 10-K on February 28, 2008).

*10.6	OM Group, Inc. Bonus Program for Key Executives and Middle Management. ‡

+10.7	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

10.8	Sale and purchase agreement dated as of December 23, 2009 by and among EaglePicher Corporation, as guarantor of the Seller, EaglePicher Technologies Holdings, LLC, as the Seller, EaglePicher Technologies, LLC, as the Company, OM Group, Inc., as limited guarantor of the Buyer, and OMG Energy Holdings, Inc., as the Buyer.

+10.9	Long Term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit10.7).

+10.10	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit10.7).

+10.11	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit10.7).

*10.12	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

*10.13	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 31, 2005).

*10.14	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.15	Form of Restricted Stock Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.16	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace, dated May 15, 2008 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 21, 2008).

*10.17	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on August 22, 2005).

*10.18	Employment Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated September 8, 2005 (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

*10.19	Severance Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005 (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005).

*10.20	Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005).

*10.21	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed May 5, 2006).

*10.22	Form of Restricted Stock Agreement for Joseph M. Scaminace under the 1998 Long-Term Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.23	Form of Restricted Stock Agreement (time-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.24	Form of Restricted Stock Agreement (performance-based) under the 1998 Long-Term Incentive Compensation Plan and the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 11, 2006).

*10.25	Employment Agreement by and between OM Group, Inc. and Kenneth Haber dated March 6, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2006).

*10.26	Form of Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.27	Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

10.28	Reserved

*10.29	Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.30	Amended and Restated Severance Agreement dated as of November 13, 2006 between OM Group, Inc. and Valerie Gentile Sachs (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

10.31	Reserved

10.32	Stock Purchase Agreement Among OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, OMG Finland Oy, OM Group, Inc., Norilsk Nickel (Cyprus) Limited And OJSC MMC Norilsk Nickel (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

*10.33	OM Group, Inc. 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2007).

*10.34	Form of Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.35	Form of Restricted Stock Agreement (time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.36	Form of Restricted Stock Agreement (performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.37	OM Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2008).

*10.38	Form of Amendment to Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2008).

10.39	Revolving Credit Agreement, dated as of December 20, 2005, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 9, 2006).

10.40	First Amendment to the Revolving Credit Agreement, dated as of November 10, 2006, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on February 28, 2007).

10.41	Second Amendment to the Revolving Credit Agreement, dated as of January 31, 2007, among OM Group, Inc. as the borrower, the lending institutions named therein as lenders; National City Bank, as a Lender, the Swing Line Lender, the Letter of Credit Issuer, the Administrative Agent, the Collateral Agent, the Lead Arranger, and the Book Running Manager (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on February 28, 2007).

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates a management contract, executive compensation plan or arrangement.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.

‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007
(Dollars in Millions)

	Balance			Charged		Charged
	at			to		to				Balance at
	Beginning			Costs and		Other				End of
Classifications	of Year	Acquisitions		Expenses		Accounts		Deductions		Year

2009:
Allowance for doubtful accounts	$7.9	—		0.3	(1)	0.4	(5)	(1.7	)(3)	$6.9
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	3.4	—		0.2	(2)	0.1	(5)	(0.9	)(4)	2.8

	$16.5	$—		$0.5		$0.5		$(2.6)		$14.9

2008:
Allowance for doubtful accounts	$1.5	3.7	(6)	4.3	(1)	—		(1.6	)(3)	$7.9
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	4.9	—		0.4	(2)	(0.1	)(5)	(1.8	)(4)	3.4

	$11.6	$3.7		$4.7		$(0.1)		$(3.4)		$16.5

2007:
Allowance for doubtful accounts	$1.1	—		0.5	(1)	—		(0.1	)(3)	$1.5
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	8.0	—		4.9	(3)	0.3	(5)	(8.3	)(4)	4.9

	$14.3	$—		$5.4		$0.3		$(8.4)		$11.6

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Provision for environmental costs included in selling, general and administrative expenses.

(3)	Actual accounts written-off against the allowance.

(4)	Actual cash expenditures charged against the accrual.

(5)	Foreign currency translation adjustment.

(6)	Allowance for doubtful accounts related to the Rockwood acquisition were not included in the December 31, 2007 balance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010.

OM GROUP, INC.

By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 25, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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