Form 10-Q
period 2010-03-31
OM GROUP INC
filed 2010-05-06
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of April 30, 2010, there were 30,865,652 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

Part I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$365,737	$355,383
Accounts receivable, less allowances	162,278	123,641
Inventories	279,322	287,096
Refundable and prepaid income taxes	48,193	44,474
Other current assets	42,227	32,394

Total current assets	897,757	842,988

Property, plant and equipment, net	266,243	227,115
Goodwill	302,748	234,189
Intangible assets	154,783	79,229
Notes receivable from joint venture partner, less allowance	13,915	13,915
Other non-current assets	54,769	46,700

Total assets	$1,690,215	$1,444,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,000	$—
Accounts payable	147,212	139,173
Accrued income taxes	11,292	7,522
Accrued employee costs	25,363	18,168
Other current liabilities	42,325	24,099

Total current liabilities	246,192	188,962

Long-term debt	120,000	—
Deferred income taxes	25,586	27,453
Uncertain tax positions	15,130	15,733
Pension liability	58,638	15,799
Other non-current liabilities	23,733	20,057

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,707,577 shares issued in 2010 and 30,435,569 shares issued in 2009	307	304
Capital in excess of par value	575,042	569,487
Retained earnings	607,108	584,508
Treasury stock (202,556 shares in 2010 and 166,672 shares in 2009, at cost)	(7,234)	(6,025)
Accumulated other comprehensive income (loss)	(20,505)	(16,969)

Total OM Group, Inc. stockholders’ equity	1,154,718	1,131,305
Noncontrolling interest	46,218	44,827

Total equity	1,200,936	1,176,132

Total liabilities and equity	$1,690,215	$1,444,136

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
Net sales	$303,197	$191,706
Cost of products sold (excluding restructuring charge)	230,861	165,091
Restructuring charge	514	—

Gross profit	71,822	26,615
Selling, general and administrative expenses	39,843	34,858
Goodwill impairment, net	—	2,629
Restructuring charge	86	—

Operating profit (loss)	31,893	(10,872)
Other income (expense):
Interest expense	(669)	(296)
Interest income	167	297
Foreign exchange gain (loss)	(3,176)	1,081
Other expense, net	(9)	(50)

	(3,687)	1,032

Income (loss) from continuing operations before income tax expense	28,206	(9,840)
Income tax expense	(4,349)	(2,249)

Income (loss) from continuing operations, net of tax	23,857	(12,089)
Income from discontinued operations, net of tax	137	264

Consolidated net income (loss)	23,994	(11,825)
Net (income) loss attributable to the noncontrolling interest	(1,394)	3,548

Net income (loss) attributable to OM Group, Inc.	$22,600	$(8,277)

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.74	$(0.28)
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.01	0.01

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.75	$(0.27)

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.74	$(0.28)
Income from discontinued operations attributable to OM Group, Inc. common shareholders	—	0.01

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.74	$(0.27)

Weighted average shares outstanding
Basic	30,303	30,187
Assuming dilution	30,451	30,187
Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$22,463	$(8,541)
Income from discontinued operations, net of tax	137	264

Net income (loss)	$22,600	$(8,277)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Consolidated net income (loss)	$23,994	$(11,825)
Foreign currency translation adjustments	(2,548)	(10,623)
Reclassification of hedging activities into earnings, net of tax	236	(31)
Unrealized gain (loss) on cash flow hedges, net of tax	(1,224)	500

Net change in accumulated other comprehensive income (loss)	(3,536)	(10,154)

Comprehensive income (loss)	20,458	(21,979)
Comprehensive (income) loss attributable to noncontrolling interest	(1,391)	3,550

Comprehensive income (loss) attributable to OM Group, Inc.	$19,067	$(18,429)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Three Months Ended March 31,
	2010	2009
(In thousands)
Operating activities
Consolidated net income (loss)	$23,994	$(11,825)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(137)	(264)
Depreciation and amortization	13,173	13,290
Share-based compensation expense	1,674	1,700
Tax deficiency (excess tax benefit) on exercise/vesting of share awards	(92)	420
Foreign exchange (gain) loss	3,176	(1,081)
Goodwill impairment charges, net	—	2,629
Restructuring charges	600	—
Other non-cash items	1,327	3,972
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(25,805)	24,930
Inventories	35,237	30,062
Accounts payable	1,753	(27,939)
Other, net	(4,682)	712

Net cash provided by operating activities	50,218	36,606
Investing activities
Expenditures for property, plant and equipment	(4,581)	(5,590)
Acquisitions	(171,979)	—
Expenditures for software	(104)	(663)

Net cash used for investing activities	(176,664)	(6,253)
Financing activities
Payments of long-term debt and revolving line of credit	(105,000)	(20)
Proceeds from the revolving line of credit	245,000	—
Debt issuance costs	(2,483)	—
Tax deficiency (excess tax benefit) on exercise/vesting of share awards	92	(420)
Proceeds from exercise of stock options	3,792	—
Payment related to surrendered shares	(1,209)	(372)

Net cash provided by (used for) financing activities	140,192	(812)
Effect of exchange rate changes on cash	(3,394)	(1,954)

Cash and cash equivalents
Increase in cash and cash equivalents from continuing operations	10,352	27,587
Discontinued operations — net cash provided by operating activities	2	—
Balance at the beginning of the period	355,383	244,785

Balance at the end of the period	$365,737	$272,372

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Total Equity

	Three Months Ended March 31,
(In thousands)	2010	2009
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,269	30,181
Shares issued under share-based compensation plans	236	65

	30,505	30,246

Common Stock — Dollars
Beginning balance	$304	$303
Shares issued under share-based compensation plans	3	1

	307	304

Capital in Excess of Par Value
Beginning balance	569,487	563,454
Share-based compensation — employees	1,606	1,633
Share-based compensation — non-employee directors	68	67
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	92	(420)
Shares issued under share-based compensation plans	3,789	—

	575,042	564,734

Retained Earnings
Beginning balance	584,508	602,365
Net income (loss) attributable to OM Group, Inc.	22,600	(8,277)

	607,108	594,088

Treasury Stock
Beginning balance	(6,025)	(5,490)
Reacquired shares	(1,209)	(372)

	(7,234)	(5,862)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(16,969)	(29,983)
Foreign currency translation	(2,548)	(10,623)
Reclassification of hedging activities into earnings, net of tax expense (benefit) of $(83) and $11 in 2010 and 2009, respectively	236	(31)
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $430 and $(176) in 2010 and 2009, respectively	(1,224)	500

	(20,505)	(40,137)

Total OM Group Inc. stockholders’ equity	1,154,718	1,113,127

Noncontrolling interest
Beginning balance	44,827	47,429
Net income (loss) attributable to the noncontrolling interest	1,394	(3,548)
Foreign currency translation	(3)	(2)

	46,218	43,879

Total equity	$1,200,936	$1,157,006

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and share and per share amounts)
Note 1 — Basis of Presentation
OM Group, Inc. (“OMG” or the “Company”) is a global solutions provider of specialty chemicals, advanced materials, electrochemical energy storage, and technologies crucial to enabling its customers to meet increasingly stringent market and application requirements. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products.
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
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC. The financial position, results of operations and cash flows of EaglePicher Technologies are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2010 and the results of its operations, comprehensive income (loss), cash flows and changes in total equity for the three months ended March 31, 2010 and 2009 have been included. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2 — Recently Issued Accounting Guidance
Accounting Guidance adopted in 2010:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Consolidation of Variable Interest Entities” to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The Company adopted this guidance on January 1, 2010 and such adoption did not have any effect on the Company’s results of operations or financial position.
In January 2010, the FASB issued guidance related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010. This guidance requires companies to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. See Note 9 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for disclosures related to the new guidance.
Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. This guidance is effective for annual periods beginning after June 15, 2010. The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements. The Company has not determined the effect, if any, the adoption of this guidance will have on its results of operations or financial position.

Note 3 — Acquisition
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies LLC from EaglePicher Corporation for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets and is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories: (i) proprietary battery products and (ii) complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which approximately 60 percent came from its defense business, approximately 33 percent from its aerospace business, and the balance from its medical and other businesses. EaglePicher Technologies is operated and reported within a new segment called Battery Technologies. The acquisition of EaglePicher Technologies furthers the Company’s growth strategy and expands its presence in the battery market. The pro-forma effect of the EaglePicher Technologies acquisition is immaterial to the Company’s results of operations.
The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Because information may become available within the measurement period which could result in a potential change to the intangible asset valuations, the purchase price allocation is preliminary and subject to change. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date. The purchase price exceeded the fair value of the net assets acquired, resulting in $67.9 million of goodwill, of which $21.1 million is deductible for tax purposes. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will add broad technical expertise in battery applications, which will be critical to the Company’s growth in battery materials and technologies. The following represents the preliminary allocation of the purchase price:

Accounts Receivable	$12,148
Inventory	27,463
Other current assets	1,936
Property, plant and equipment	45,399
Other assets	5,276
Customer relationships	37,000
Know-how	18,600
Developed technology	3,100
Tradename	20,700
Goodwill	67,868

Total assets acquired	239,490

Net pension obligations	42,902
Other liabilities	24,609

Total liabilities assumed	67,511

$171,979

Customer relationships represent the estimated value of relationships with customers acquired in connection with the acquisition. Developed technology and know-how represent a combination of processes, patents and trade secrets developed through years of experience in development and manufacturing of EaglePicher Technologies products. Tradename represents the EaglePicher name that the Company will continue to use. The weighted-average amortization periods for customer relationships, know-how and developed technology acquired are 20 years, 20 years and 15 years, respectively. The tradename is an indefinite-lived asset that will be tested for impairment at least annually.
In connection with the EaglePicher Technologies acquisition, the Company incurred a total of $3.5 million in acquisition-related costs, of which $2.2 million was recognized during the three months ended March 31, 2010 and $1.3 million was recognized in the fourth quarter of 2009. Acquisition-related costs are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. A significant portion of these expenses were related to investment banking and due diligence fees.

Note 4 — Restructuring
During 2009, the Company announced, and began to implement, a restructuring plan for the Company’s Advanced Organics business within the Specialty Chemicals segment to better align the cost structure and asset base to industry conditions, resulting from weak customer demand, commoditization of the products and overcapacity in the European carboxylate business. The restructuring plan includes exiting of the Manchester, England manufacturing facility and workforce reductions at the Company’s Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The restructuring plan includes the elimination of 100 employee positions, including two in Westlake, five in Belleville, six in Franklin, 15 in Kokkola and 72 in Manchester. The majority of position eliminations are expected to be completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
During the first quarter of 2010, the Company recorded restructuring charges totaling $0.6 million in the Unaudited Condensed Consolidated Statements of Operations. The Company will continue to incur severance, decommissioning and demolition costs, lease termination costs and other exit costs that will be expensed as incurred. The Company has incurred, or expects to incur, the following restructuring charges:

			Charges incurred	Additional
	Total charges	Total charges	in the three	charges
	expected to	incurred through	months ended	expected to
	be incurred	December 31, 2009	March 31, 2010	be incurred
Cash charges
Workforce reductions	$7,340	$4,967	$574	$1,799
Decommissioning, demolition and lease termination charges	2,427	25	26	2,376

	9,767	4,992	600	4,175

Non-cash charges
Fixed asset impairment	5,536	5,536	—	—
Inventory impairment	1,890	1,890	—	—
Other charges	290	290	—	—

	7,716	7,716	—	—

Total charges	$17,483	$12,708	$600	$4,175

The following table presents the activity and balances related to the restructuring program:

		Fixed asset
	Workforce	and inventory
	reductions	impairments	Other charges	Total
Balance at December 31, 2009	$4,859	$—	$25	$4,884
Charges	574	—	26	600
Foreign currency translation adjustment	(268)	—	—	(268)
Cash payments	(269)	—	(48)	(317)
Non-cash charges	—	—	—	—

Balance at March 31, 2010	$4,896	$—	$3	$4,899

The restructuring accrual represents future cash payments and is recorded on the Unaudited Condensed Consolidated Balance Sheets ($4.0 million is included in Other current liabilities and $0.9 million is included in Other non-current liabilities). Workforce reduction payments, primarily severance, are expected to be completed by the end of 2011, with the majority of payments occurring in the second half of 2010 and the first half of 2011.
Note 5 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$132,525	$150,113
Work-in-process	40,076	15,952
Finished goods	106,721	121,031

	$279,322	$287,096

Note 6 — Debt
On March 8, 2010, the Company entered into a new $250.0 million secured revolving credit facility (the “Revolver”). The Revolver replaced the Company’s prior revolving credit facility that was scheduled to expire in December 2010. The Revolver includes an “accordion” feature under which the Company may increase the Revolver’s availability by $75.0 million to a maximum of $325.0 million, subject to certain customary conditions and the agreement of current or new lenders to accept a portion of the increased commitment. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by the Company’s present and future subsidiaries (other than immaterial subsidiaries, joint ventures and certain foreign subsidiaries) and are secured by a lien on substantially all of the personal property assets of the Company and subsidiary guarantors, except that the lien on the shares of first-tier foreign subsidiaries is limited to 65% of such shares.
The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At March 31, 2010, the Company’s interest coverage ratio was 85.94 to 1.00 and its leverage ratio was 1.02 to 1.00. Both of the financial covenants are tested quarterly for each trailing four consecutive quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of March 31, 2010, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. The outstanding Revolver balance was $140.0 million at March 31, 2010 and the outstanding balance under the prior credit facility was $0.0 million at December 31, 2009. At March 31, 2010, the weighted average interest rate for the outstanding borrowings under the Revolver was 2.75%.
The Company incurred fees and expenses of $2.5 million related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense over the three-year term of the Revolver.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at March 31, 2010 or December 31, 2009.
Note 7 — Pension Plans
As a result of the EaglePicher Technologies acquisition, the Company assumed $42.9 million of net pension obligations, which consists of projected benefit obligations of $182.7 million offset by the fair value of plan assets of $139.8 million. The Company also has a funded, non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. In addition, the Company has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Certain non-U.S. employees are covered under other defined benefit plans. These non-U.S. plans are not material.
The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes. The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities. Actuarial assumptions used in the calculation of the EaglePicher Technologies pension obligations are as follows:

Discount rate	5.5% - 5.8%
Expected return on pension plan assets	6.75% - 8.25%
Cash balance interest credit	4.25%
Rate of compensation increase	3.50%
Set forth below is a detail of the net periodic expense for the U.S. pension defined benefit plans:

	Three Months Ended
	March 31,
	2010	2009
Pension Benefits
Interest cost	$1,987	$342
Service cost	175	—
Amortization of unrecognized net loss	84	54
Expected return on plan assets	(1,788)	(197)

Total expense	$458	$199

As a result of the assumption of the EaglePicher Technologies pension obligations, the Company expects to contribute an additional $3.1 million to its pension plans in 2010, for a total of $3.9 million.
Note 8 — Derivative Instruments
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
Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At December 31, 2009, the notional quantity of open contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the ASC was 1.3 million pounds. The Company had no cash flow hedges at March 31, 2010.
Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. The Company had no fair value hedges at March 31, 2010 and December 31, 2009.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 33.3 million Euros and 1.5 million Euros at March 31, 2010 and December 31, 2009, respectively. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. The outstanding contracts as of March 31, 2010 had maturities ranging up to nine months. As of March 31, 2010, AOCI(L) included a cumulative loss of $1.0 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months.
Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company had no outstanding interest rate derivatives at March 31, 2010.
The following table summarizes the fair value of derivative instruments designated as hedging instruments in accordance with the “Derivatives and Hedging” topic of the ASC as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
	March 31, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current assets	$—	Other current assets	$258
Commodity contracts	Other current assets	—	Other current assets	—

Total		$—		$258

	Derivative Liabilities
	March 31, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current liabilities	$1,303	Other current liabilities	$—
Commodity contracts	Other current liabilities	—	Other current liabilities	226

Total		$1,303		$226

The following table summarizes the effect of derivative instruments for the three months ended March 31 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

Derivatives in Fair Value Hedging Relationships
Amount of Gain (Loss) on Derivative Recognized
	Location of Gain (Loss)	in Income for the
	on Derivative	Three Months Ended
	Recognized in Income	March 31, 2010	March 31, 2009
Commodity contracts	Cost of products sold	$—	$227

		Location of Gain (Loss)	Amount of Gain (Loss) on Related Hedged Item
	Hedged Items in Fair	on Related Hedged	Recognized in Income for the Three Months
	Value Hedging	Item Recognized in	Ended
	Relationships	Income	March 31, 2010	March 31, 2009
Commodity contracts	Firm commitment	Cost of products sold	$—	$(227)

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized
	in AOCI(L) (Effective Portion) for the Three
	Months Ended
	March 31, 2010	March 31, 2009
Euro forward contracts	$(1,170)	$500
Commodity contracts	(54)	—

Total	$(1,224)	$500

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from
	Reclassified from	AOCI(L) into Income (Effective Portion) for the
	AOCI(L) into Income	Three Months Ended
	(Effective Portion)	March 31, 2010	March 31, 2009
Euro forward contracts	Cost of products sold	$(15)	$31
Commodity contracts	Net sales	(221)	—

Total		$(236)	$31

	Location of Gain (Loss) on	Amount of Gain (Loss) Recognized on Derivative
	Derivative Recognized in	in Income (Ineffective Portion) for the Three
	Income (Ineffective	Months Ended*
	Portion)	March 31, 2010	March 31, 2009
Euro forward contracts	n/a	$—	$—
Commodity contracts	n/a	—	—

Total		$—	$—

*	Hedge ineffectiveness is de minimus

Note 9 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward contracts	$1,303	$—	$1,303	$—

Total	$1,303	$—	$1,303	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency volatility; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value of these contracts is determined based on foreign exchange rates. There were no transfers into or out of Levels 1, 2 or 3 in the first quarter of 2010.
The Company also holds financial instruments consisting of cash, accounts receivable and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company’s Revolver approximates fair value due to the variable interest rate terms. Derivative instruments are recorded at fair value as indicated in the preceding disclosures. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. Cost method investments are evaluated for impairment quarterly. The Company has a $2.0 million investment in Quantumsphere, Inc. (“QSI”) accounted for under the cost method. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, the Company has the right to market and distribute certain QSI products.
Note 10 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service is currently examining the Company’s 2007 U.S. federal income tax return. This examination is expected to be completed in 2010.
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
Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended March 31,
	2010	2009
United States	$(7,673)	$(15,017)
Outside the United States	35,879	5,177

	$28,206	$(9,840)

The Company’s effective income tax rates are as follows:

	Three Months Ended March 31,
	2010	2009
Effective income tax rate	15.4%	-22.9%
In the first quarter of 2010, the Company recorded discrete tax benefit items totaling $4.0 million. Of this amount, $2.6 million related to GTL, of which the Company’s portion was $1.4 million. The GTL discrete tax item is primarily related to a return—to-provision adjustment as a result of additional depreciation from revaluation of the fixed assets at December 31, 2009. The revaluation is dependent on information provided by the DRC government that was not available at the time of the filing of the Company’s 2009 Form 10-K. The Company also recorded a discrete benefit of $0.9 million related to its prior year uncertain tax positions as a result of a change in estimate based on additional information that became available during the first quarter of 2010. Without the discrete items, the effective tax rate for the three months ended March 31, 2010 would have been 29.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland, which has a 26% statutory tax rate) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three months ended March 31, 2010, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to utilization of foreign tax credits and U.S. losses.
In the first quarter of 2009, the Company recorded discrete tax expense items totaling $4.7 million. Of this amount, $5.9 million related to GTL, which amount was partially offset by a $1.2 million reversal of a liability as a result of settlement of an uncertain tax position. Without these discrete items, the effective tax rate for the three months ended March 31, 2009 would have been 24.9%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland, which has a 26% statutory tax rate). This factor was partially offset by losses in certain jurisdictions with no corresponding tax benefit, and taxes related to the planned repatriation of foreign earnings in 2009.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced income tax expense by $2.0 million and increased net income per diluted share by approximately $0.07 in the three months ended March 31, 2010. The Malaysian tax holiday had no impact on the three months ended March 31, 2009 due to consolidated losses in that period.
As noted above, in the first quarter of 2010, the Company recorded a $0.9 million benefit related to its prior year uncertain tax positions, partially offset by a charge of $0.3 million related to current year uncertain tax positions. If recognized, all uncertain tax positions would effect the effective tax rate.

Note 11 — Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations attributable to OM Group, Inc. common shareholders:

	Three Months Ended
	March 31,
	2010	2009
(in thousands, except per share amounts)
Income (loss) from continuing operations attributable to
OM Group, Inc. common shareholders	$22,463	$(8,541)

Weighted average shares outstanding — basic	30,303	30,187
Dilutive effect of stock options and restricted stock	148	—

Weighted average shares outstanding — assuming dilution	30,451	30,187

Earnings per common share:
Income (loss) from continuing operations attributable to
OM Group, Inc. common shareholders — basic	$0.74	$(0.28)

Income (loss) from continuing operations attributable to
OM Group, Inc. common shareholders — assuming dilution	$0.74	$(0.28)

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common shareholders:

	Three Months Ended
	March 31,
	2010	2009
(in thousands, except per share amounts)
Net income (loss) attributable to OM Group, Inc. common shareholders	$22,600	$(8,277)

Weighted average shares outstanding — basic	30,303	30,187
Dilutive effect of stock options and restricted stock	148	—

Weighted average shares outstanding — assuming dilution	30,451	30,187

Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common
shareholders — basic	$0.75	$(0.27)

Net income (loss) attributable to OM Group, Inc. common
shareholders — assuming dilution	$0.74	$(0.27)

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
In the first quarter of 2010, stock options to purchase 0.2 million shares of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti dilutive.
As the Company had a loss from continuing operations for the three months ended March 31, 2009, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net loss attributable to OM Group, Inc. common shareholders assuming dilution for the three months ended March 31, 2009.
Note 12 — Commitments and Contingencies
In March 2009, GTL was served in the Jersey Islands with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”) which is seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million. FG Hemisphere asserts that Gécamines (a partner in GTL) is an organization of the DRC and that FG Hemisphere is entitled to enforce the arbitral awards in the Jersey Islands against any assets of Gécamines and the DRC located in that jurisdiction (including monies paid or to be paid by GTL to Gécamines or the DRC). GTL has been enjoined from making payments to the DRC and Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines. The Company does not believe the Royal Court of Jersey has jurisdiction over the assets of GTL, including payments to Gécamines; however, until the Court addresses this issue, which is scheduled for the second quarter of 2010, GTL will continue to comply with the terms of the injunction. As a result, the accounts payable from GTL to Gécamines (included in Accounts Payable on the Unaudited Condensed Consolidated Balance Sheets) has increased to $43.6 million at March 31, 2010 from $23.3 million at December 31, 2009. While there can be no assurances with respect to the final outcome of this process, the Company believes that, based on the information currently available to it, this matter will not have a material adverse effect upon its financial condition, results of operations, or cash flows.

The Company has potential contingent liabilities with respect to environmental matters related to its former Precious Metals Group (“PMG”) operations in Brazil. The Company has been informed by the purchaser of the PMG operations of potential environmental issues at three of the operating locations in Brazil. Environmental cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. The Company is reviewing information made available to it on the environmental conditions, but cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs.
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2010 and December 31, 2009, the Company has recorded environmental liabilities of $2.6 million and $2.8 million, respectively, related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. In addition, at March 31, 2010, the Company has a $1.4 million environmental liability associated with the Joplin, Missouri site acquired in the EaglePicher Technologies acquisition. Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.
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
Note 13 — Share-Based Compensation
Under the 2007 Incentive Compensation Plan (the “2007 Plan”), the Company may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The Unaudited Condensed Statements of Consolidated Operations include share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses in the amount of $1.8 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was $8.6 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $3.3 million in the remaining nine months of 2010, $3.1 million in 2011, $2.0 million in 2012 and $0.2 million in 2013. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company currently are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, shares are valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 2,124 and 3,240 shares to non-employee directors during the three months ended March 31, 2010 and 2009, respectively.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 235,350 and 188,003 shares of common stock during the three months ended March 31, 2010 and 2009, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s chief executive officer in connection with payment of his 2008 high-performance bonus.
The fair value of options granted during the three months ended March 31, 2010 and 2009 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2010	2009
Risk-free interest rate	2.7%	2.1%
Dividend yield	—	—
Volatility factor of Company common stock	0.58	0.59
Weighted-average expected option life (years)	6.0	6.0
Weighted-average grant-date fair value	$17.23	$11.23
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
The following table sets forth the number of shares and weighted-average grant-date fair value:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at January 1, 2010	337,812	$18.96
Granted during the first three months of 2010	235,350	$17.23
Granted during the first three months of 2009	188,003	$11.23
Vested during the first three months of 2010	169,709	$21.10
Vested during the first three months of 2009	107,631	$27.09
Forfeited during the first three months of 2010	1,668	$18.69
Forfeited during the first three months of 2009	2,616	$20.74
Non-vested at March 31, 2010	401,785	$17.04
Non-vested at March 31, 2009	385,045	$18.60
The Company received cash payments of $3.8 million during the three months ended March 31, 2010 in connection with the exercise of stock options. The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The total intrinsic value of options exercised was $2.1 million during the three months ended March 31, 2010. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option. There were no options exercised in the three months ended March 31, 2009.

A summary of the Company’s stock option activity for the three months ended March 31, 2010 is as follows:

(Aggregate Intrinsic Value in thousands)			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2010	1,035,942	$35.37
Granted	235,350	$30.66
Exercised	(168,321)	$22.53
Expired unexercised	(1,333)	$58.57
Forfeited	(1,668)	$37.04

Outstanding at March 31, 2010	1,099,970	$36.30	7.29	$5,012
Vested or expected to vest at March 31, 2010	1,069,197	$36.36	7.23	$4,851
Exercisable at March 31, 2010	698,185	$39.05	6.12	$2,510
Restricted Stock — Performance-Based Awards
During the first three months of 2010 and 2009, the Company awarded 120,200 and 87,250 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2010 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets, in each case over a three-year performance period ending December 31, 2012. The shares awarded during 2009 will vest upon the satisfaction of the same performance criteria measured, in each case over a three-year performance period ending December 31, 2011. In addition, 60,200 shares were awarded during 2008 and will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets, in each case over a three-year performance period ending December 31, 2010.
The performance period for 86,854 shares awarded during 2007 ended on December 31, 2009. A total of 80,600 of the shares awarded during 2007 were subject to vesting based upon the level of satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2009. Based upon the level of satisfaction of the performance objectives as determined by the Compensation Committee in March 2010, 74,676 performance-based shares vested and were issued in the first quarter of 2010. Upon vesting, employees surrendered 26,651 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. The remaining 6,254 shares issued in 2007 did not vest as the Company did not meet an established earnings target during any one of the years in the three-year performance period ended December 31, 2009.
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
A summary of the Company’s performance-based restricted stock awards for the three months ended March 31, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2010	221,579	$37.52
Granted	120,200	$30.66
Vested	(74,676)	$41.43
Forfeited	(9,153)	$47.18

Non-vested at March 31, 2010	257,950	$32.85

Expected to vest at March 31, 2010	27,635
Restricted Stock Units — Performance-Based Awards
During the three months ended March 31, 2010 and 2009, the Company awarded 19,850 and 22,480 performance-based restricted stock units, respectively, to employees outside the U.S. that vest subject to the Company’s financial performance for three-year performance periods ending on December 31, 2012 and December 31, 2011, respectively. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2010 and 2009 performance-based restricted stock awards described above.
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
A summary of the Company’s performance-based restricted stock unit awards for the three months ended March 31, 2010 is as follows:

Units
Non-vested at January 1, 2010	19,380
Granted	19,850
Forfeited	—

Non-vested at March 31, 2010	39,230

Expected to vest at March 31, 2010	4,218
Restricted Stock — Time-Based Awards
During the three months ended March 31, 2010 and 2009, the Company awarded 62,400 and 24,850 shares of time-based restricted stock, respectively, that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. In addition, during the three months ended March 31, 2009, the Company awarded 4,127 shares of time-based restricted stock with a vesting period of one year to its chief executive officer in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $1.9 million for the 2010 awards and $0.6 million for the 2009 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

A total of 22,760 shares of time-based restricted stock awarded during 2007 vested during the three months ended March 31, 2010. Upon vesting, employees surrendered 7,923 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. The 4,127 shares granted during 2009 to the Company’s chief executive officer, as discussed above, vested during the three months ended March 31, 2010. Upon vesting, the Company’s chief executive officer surrendered 1,310 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock.
A summary of the Company’s time-based restricted stock awards for the three months ended March 31, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	65,662	$40.25
Granted	62,400	$30.66
Vested	(26,887)	$46.40
Forfeited	(450)	$41.48

Nonvested at March 31, 2010	100,725	$32.66

Expected to vest at March 31, 2010	95,625
Restricted Stock Units — Time-Based Awards
During the three months ended March 31, 2010 and 2009, the Company awarded 10,550 and 4,400 time-based restricted stock units, respectively, to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock unit awards for the first three months of 2010 is as follows:

Units
Nonvested at January 1, 2010	3,500
Granted	10,550
Forfeited	—

Nonvested at March 31, 2010	14,050

Expected to vest at March 31, 2010	12,445
Note 14 — Reportable Segments
As a result of the EaglePicher Technologies acquisition, the Company is now organized into three operating segments: Advanced Materials, Specialty Chemicals and Battery Technologies. Intersegment transactions are generally recognized based on current market prices. Intersegment transactions are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.
The Advanced Materials segment consists of inorganics, the DRC smelter joint venture and metal resale. The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramic and chemical end markets. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks. Electronic Chemicals develops and manufactures chemicals for the printed circuit board, memory disk, general metal finishing and electronic packaging and finishing markets. Advanced Organics offers products for the coating and inks, chemical and tire markets. UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics, microelectronics and micro electro mechanical systems industries under the Compugraphics brand name. The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery materials, battery management systems and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missiles, launch vehicles, weapons, unmanned vehicles, and portable power applications. Battery Technologies engineers battery products for a variety of satellite and aircraft applications within the aerospace market. In the medical market, Battery Technologies provides battery products for medical implantable device applications.
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 18% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55% owned joint venture.
Total assets have increased to $1,690.2 million at March 31, 2010 from $1,444.1 million at December 31, 2009. The $246.1 million increase is primarily the result of assets of the new Battery Technologies segment of $241.8 million at March 31, 2010.

The following table reflects the results of the Company’s reportable segments:

	Three Months Ended March 31,
	2010	2009
Business Segment Information
Net Sales
Advanced Materials	$169,964	$108,944
Specialty Chemicals	115,030	83,009
Battery Technologies (a)	18,589	—
Intersegment items	(386)	(247)

	$303,197	$191,706

Operating profit (loss)
Advanced Materials	$29,258	$6,398
Specialty Chemicals	15,341	(7,978)
Battery Technologies (a)	(1,505)	—
Corporate (b)	(11,201)	(9,292)
Intersegment items	—	—

	31,893	(10,872)

Interest expense	(669)	(296)
Interest income	167	297
Foreign exchange gain (loss)	(3,176)	1,081
Other income (expense), net	(9)	(50)

	(3,687)	1,032

Income (loss) from continuing operations before income tax expense	$28,206	$(9,840)

Expenditures for property, plant & equipment
Advanced Materials	$3,133	$3,493
Specialty Chemicals	736	2,097
Battery Technologies (a)	712	—

	$4,581	$5,590

Depreciation and amortization
Advanced Materials	$5,018	$6,746
Specialty Chemicals	6,080	6,323
Battery Technologies (a)	1,598	—
Corporate	477	221

	$13,173	$13,290

(a)	includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

(b)	includes $2.2 million of fees related to the EaglePicher Technologies acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
OM Group, Inc. is a global solutions provider of specialty chemicals, advanced materials, electrochemical energy storage, and technologies crucial to enabling its customers to meet increasingly stringent market and application requirements. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products.
The Company is executing a strategy to grow through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a transformational process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results. The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value.
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC from EaglePicher Corporation for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets, and is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories: (i) proprietary battery products and (ii) complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which 60 percent came from its defense business, 33 percent from its aerospace business and the remainder from its medical and other businesses. EaglePicher Technologies is operated and reported within a new segment called Battery Technologies. The results of operations of EaglePicher Technologies have been included in the results of the Company from the date of acquisition.
Segments
As a result of the EaglePicher Technologies acquisition, the Company is now organized into three operating segments: Advanced Materials, Specialty Chemicals and Battery Technologies. The Advanced Materials segment consists of inorganics, a smelter joint venture, and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks. The Battery Technologies segment is comprised of the EaglePicher Technologies business.
The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramic and chemical end markets by providing functional characteristics critical to the success of our customers’ products. Among other things, these products improve the electrical conduction of rechargeable batteries used in cellular phones, video cameras, portable computers, power tools and hybrid electrical vehicles. The smelter joint venture, Groupement pour le Traitement du Terril de Lubumbashi Limited (“GTL”), is owned by the Company (55%), Groupe George Forrest (25%) and La Générale des Carrières et des Mines (20%) and operates a smelter in the Democratic Republic of Congo (“DRC”). The GTL smelter is the Company’s primary source of cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture.
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
Advanced Organics: Advanced Organics offers products for the coating and inks, chemical and tire markets. Products for the coatings and inks market promote drying and other performance characteristics. Within the chemical markets, the products accelerate the curing of polyester resins found in reinforced fiberglass. In the tire market, the products promote the adhesion of metal to rubber. During 2009, the Company announced, and began to implement, a restructuring plan for the Advanced Organics business to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of the products and overcapacity in the European carboxylate business. The restructuring plan includes exiting the Manchester, England manufacturing facility and workforce reductions at the Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The majority of position eliminations are expected to be completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
Ultra Pure Chemicals: UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal, cleaning solutions, photoresist strippers, which control the application of certain light-sensitive chemicals, edge bead removers, which aid in the uniform application of other chemicals, and solvents. UPC also develops and manufactures a broad range of chemicals used in the manufacturing of photomasks and provides a range of analytical, logistical and developmental support services to the semiconductor industry. These services include Total Chemicals Management, under which the Company manages the clients’ entire electronic process for chemical operations, including coordination of logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals.
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
The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery materials, battery management systems and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missiles, launch vehicles, weapons, unmanned vehicles, and portable power applications. In the aerospace market, Battery Technologies engineers battery products for a variety of satellite and aircraft applications. In the medical market, Battery Technologies provides battery products for medical implantable device applications.
Key Factors Affecting Operations
The Company’s business is critically connected to both the availability and price of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal – typically copper or nickel, and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers.
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

The planned maintenance shut-down of the GTL smelter began in February 2010 and is now expected to last approximately four months. The Company expects the shutdown to impact the timing of deliveries from GTL to Kokkola but does not expect the shutdown to impact external sales to customers. As was the case in the previous shutdown in 2005, the Company has adequate raw material inventory on-hand to meet anticipated demand.
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
Executive Overview
The improvement in the global economy has positively impacted the year over year results of the Company’s Advanced Materials and Specialty Chemicals segments. Both segments experienced increased demand in the first quarter of 2010 compared to the first quarter of 2009. This increase in end–market demand resulted in increased product volumes, which together with higher metal prices led to improved operating results during the first quarter of 2010 compared to the first quarter of 2009. As discussed above, the Company completed the acquisition of EaglePicher Technologies on January 29, 2010. The financial position, results of operations and cash flows of EaglePicher Technologies are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.
The increase in the average cobalt reference price and ongoing profit enhancement initiatives have benefitted the Advanced Materials segment. The average cobalt reference price rose from $13.37 in the first quarter of 2009 to $15.90 and $20.11 in the fourth quarter of 2009 and the first quarter of 2010, respectively. As a result, the first quarter of 2010 benefited from higher product selling prices due to the high average reference price for cobalt during this period. Demand for fine powders in powder metallurgy applications has strengthened significantly from the first quarter of 2009. The ceramic and chemical markets also experienced increased demand as compared to 2009. On a sequential basis, Advanced Materials experienced increased or flat demand across all end markets in the first quarter of 2010 compared to the fourth quarter of 2009.
The ongoing market recovery has also positively impacted Specialty Chemicals. Demand in the first quarter of 2010 improved compared to both the first and fourth quarters of 2009 in the key end markets of Electronic Chemicals, Advanced Organics, UPC and Photomasks. Specialty Chemicals experienced an increase in operating profit in the first quarter of 2010 compared with the comparable 2009 period, largely as the result of increased volume due to stronger end-market demand and favorable product mix coupled with the Company’s ongoing profit enhancement initiatives.

Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.
First Quarter of 2010 Compared With First Quarter of 2009

	Three Months Ended March 31,
(thousands of dollars & percent of net sales)	2010		2009
Net sales	$303,197		$191,706
Cost of products sold (excluding restructuring charges)	230,861		165,091
Restructuring charges	514		—

Gross profit	71,822	23.7%	26,615	13.9%
Selling, general and administrative expenses	39,843	13.1%	34,858	18.2%
Goodwill impairment, net	—		2,629
Restructuring charges	86		—

Operating profit (loss)	31,893	10.5%	(10,872)	-5.7%
Other income (expense), net	(3,687)		1,032

Income from continuing operations before income tax expense	28,206		(9,840)
Income tax expense	(4,349)		(2,249)

Income (loss) from continuing operations, net of tax	23,857		(12,089)
Income from discontinued operations, net of tax	137		264

Consolidated net income (loss)	23,994		(11,825)
Net (income) loss attributable to the noncontrolling interest	(1,394)		3,548

Net income (loss)	$22,600		$(8,277)

The following table identifies, by segment, the components of change in net sales for the first quarter of 2010 compared with the first quarter of 2009:

2009 Net Sales	$191,706
Increase in 2010 from:
Advanced Materials	61,020
Specialty Chemicals	32,021
Battery Technologies	18,589
Intersegment items	(139)

2010 Net Sales	$303,197

Net sales increased $111.5 million, or 58%, primarily due to increased volume, the increase in the cobalt reference price and the EaglePicher Technologies acquisition. Increased end-market demand drove higher volumes in both Specialty Chemicals ($26.6 million) and Advanced Materials ($6.6 million). The average cobalt reference price increased from $13.37 in the first quarter of 2009 to $20.11 in the first quarter of 2010, which resulted in higher product selling prices ($26.2 million). Advanced Materials also benefited from an increase in cobalt metal resale ($17.0 million) due to the increase in the average cobalt reference price and increased volume. Advanced Materials copper by-product sales also were higher ($11.4 million) due to the higher average copper price in the first quarter of 2010 compared with the first quarter of 2009. Battery Technologies net sales of $18.6 million for the first quarter of 2010 represents the results of the EaglePicher Technologies acquisition, which was completed January 29, 2010. Excluding the EaglePicher Technologies acquisition, net sales increased $92.9 million, or 48.5%, in the first quarter of 2010 compared with the first quarter of 2009. On a sequential basis, excluding the EaglePicher Technologies acquisition, consolidated net sales increased $43.2 million, or 17.9%, in the first quarter of 2010 compared to the fourth quarter of 2009, primarily due to the increase in the average cobalt reference price and increased demand in both Advanced Materials and Specialty Chemicals.
During the third quarter of 2009, the Company announced, and began to implement, a restructuring plan of the Company’s Advanced Organics business to better align the cost structure to industry conditions resulting from weak customer demand, commoditization of the products and overcapacity in European carboxylate business. The restructuring plan provides for exiting the Manchester, England manufacturing facility by mid-2010 and disposing of the fixed assets located in the Manchester facility, as well as smaller workforce reductions at other facilities. The restructuring plan does not involve the discontinuation of any material product lines or other functions for the Advanced Organics business as a whole. As a result of the restructuring, the Company recorded a $0.6 million charge in the first quarter of 2010. As a result of this restructuring program, the Company expects net assets employed will be reduced by $15.7 million through a combination of fixed asset and net working capital reductions.
Gross profit increased to $71.8 million in the first quarter of 2010 compared with $26.6 million in the first quarter of 2009. The largest factor affecting the $45.2 million increase in gross profit was the increase in the average cobalt reference price, that resulted in higher Advanced Materials selling prices and increased gross profit by $19.6 million in the first quarter of 2010 compared with the first quarter of 2009. Also impacting the Advanced Materials segment gross profit was a $3.7 million increase in profit associated with copper by-product sales due to both higher price and increased volume and increased cobalt volume ($2.6 million) in the first quarter of 2010 compared to the comparable 2009 period. These improvements to gross profit in the Advanced Materials segment were partially offset by a $4.5 million increase in manufacturing and distribution expenses due to higher volumes and the GTL maintenance shutdown. In the Specialty Chemicals segment, gross profit was favorably impacted by volume ($11.4 million) and favorable pricing/mix ($6.1 million). The EaglePicher Technologies acquisition contributed $1.1 million of gross profit in the first quarter of 2010, after a $1.5 million impact related to purchase accounting adjustments, discussed below. The increase in gross profit as a percentage of net sales (23.7% in the first quarter of 2010 versus 13.9% in the first quarter of 2009) was primarily due to the favorable effect of a rising cobalt price environment in the first quarter of 2010, that resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials as compared to the conditions that existed during the first quarter of 2009 when cobalt prices were falling.
Inventory acquired as part of the EaglePicher Technologies acquisition was initially recorded at fair value, which involves stepping up the value of acquired finished goods and work-in-process from historical cost of the acquired company to its expected sales value less costs to complete and sell the inventory. As this inventory is sold in the ordinary course of business, the inventory step- up is charged to cost of products sold, which reduced gross profit by $1.2 million in the first quarter of 2010. During the first quarter of 2010, the Company also recorded a $0.3 million reduction in revenue related to amortization of the step-up to fair value of deferred revenue on the acquired balance sheet.
Selling, general and administrative expenses (“SG&A”) increased to $39.8 million in the first quarter of 2010, compared with $34.9 million in the first quarter of 2009. The increase in SG&A was primarily attributable to the increase in net sales discussed above, costs associated with the EaglePicher Technologies acquisition and increased employee incentive compensation expense. The decrease in SG&A as a percentage of net sales (13.1% in the first quarter of 2010 versus 18.2% in the first quarter of 2009) was due to SG&A expenses being spread over higher net sales.
The first quarter of 2009 included a net goodwill impairment charge of $2.6 million that consisted of a $6.8 million charge to write off all of the goodwill related to the Advanced Organics reporting unit partially offset by a $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million taken in the fourth quarter of 2008 related to the UPC reporting unit as the Company finalized its step-two analysis in the first quarter of 2009.
The following table identifies, by segment, the components of change in operating profit for the first quarter of 2010 compared with the first quarter of 2009:

(In thousands)
2009 Operating Loss	$(10,872)
Increase (decrease) in 2010 from:
Advanced Materials	22,860
Specialty Chemicals	23,319
Battery Technologies	(1,505)
Corporate	(1,909)
Intersegment items	—

2010 Operating Profit	$31,893

The change in operating profit for the first quarter of 2010 as compared to the first quarter of 2009 was due to the factors discussed above and the Battery Technologies operating loss, which includes purchase accounting adjustments of $1.5 million discussed above and $0.5 million of amortization of acquired intangibles.
The following table summarizes the components of Other expense, net:

	Three Months Ended March 31,
(In thousands)	2010	2009
Interest expense	$(669)	$(296)
Interest income	167	297
Foreign exchange gain (loss)	(3,176)	1,081
Other expense, net	(9)	(50)

	$(3,687)	$1,032

The increase in foreign exchange loss is related to cash balances held in non-functional currencies which were primarily impacted by the Euro and the Malaysian Ringgit. The increase in interest expense is due to the increase in the amount outstanding under the Revolver during the first quarter of 2010 compared with the first quarter of 2009.
The change in income (loss) from continuing operations before income tax expense for the first quarter of 2010 compared with the first quarter of 2009 was due to the factors discussed above, primarily the impact of the increase in the cobalt reference price and increased demand as a result of the recovering global economy.
The Company recorded income tax expense of $4.3 million on income from continuing operations before income tax expense of $28.2 million for the three months ended March 31, 2010, resulting in an effective income tax rate of 15.4%. The first quarter of 2010 included discrete tax benefit items totaling $4.0 million. Of this amount, $2.6 million related to GTL, of which the Company’s portion was $1.4 million. The GTL discrete tax item is primarily related to the return-to-provision adjustment as a result of additional depreciation from revaluation of the fixed assets at December 31, 2009. The revaluation is dependent on information provided by the DRC government that was not available at the time of the filing of the Company’s 2009 Form 10-K. The Company also recorded a discrete benefit of $0.9 million related to its prior year uncertain tax positions as a result of a change in estimate based on additional information that became available during the first quarter of 2010. Without the discrete items, the effective tax rate for the three months ended March 31, 2010 would have been 29.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.). In the three months ended March 31, 2010, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to utilization of foreign tax credits and U.S. losses. Income tax expense in the first quarter of 2009 was $2.2 million on a pre-tax loss of $9.8 million and included discrete tax expense items totaling $4.7 million, including expense of $3.4 million related to a return-to-provision adjustment made in connection with filing the 2008 GTL tax return in the DRC; errors in the 2008 tax provision for GTL totaling $1.9 million; and a DRC tax penalty of $0.6 million; all partially offset by a $1.2 million reversal related to an uncertain tax position in France. Without the discrete items, the effective tax rate would have been 24.9% for the three months ended March 31, 2009. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland). This factor was partially offset by losses in certain jurisdictions with no corresponding tax benefit, and taxes related to the planned repatriation of foreign earnings in 2009.
The slight decrease in income from discontinued operations in the first quarter of 2010 compared with the first quarter of 2009 was primarily due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net income attributable to the noncontrolling interest was $1.4 million in the first quarter of 2010 compared with net loss attributable to the noncontrolling interest of $3.5 million in the first quarter of 2009. The change was due to the discrete tax charges at GTL in the first quarter of 2009 discussed above and the favorable impact of higher cobalt prices in the first quarter of 2010 compared with the first quarter of 2009 and the 2010 discrete tax items discussed above.

Income (loss) from continuing operations attributable to OM Group, Inc. was income of $22.5 million, or $0.74 per diluted share, in the first quarter of 2010 compared with a loss of $8.5 million, or $0.28 per diluted share, in the first quarter of 2009. The increase was due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was income of $22.6 million, or $0.74 per diluted share, in the first quarter of 2010 compared with a loss of $8.3 million, or $0.27 per diluted share, in the first quarter of 2009. The increase was due primarily to the aforementioned factors.

Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended March 31,
(millions of dollars)	2010	2009
Net sales	$170.0	$108.9

Operating profit	$29.3	$6.4

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended March 31,
	2010	2009
Volumes
Sales volume — metric tons *	6,981	6,349
Cobalt refining volume — metric tons	2,294	2,134

*	Sales volume includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Battery Materials	42%	57%
Chemical	13%	14%
Powder Metallurgy	12%	6%
Ceramics	5%	4%
Other*	28%	19%

*	Other includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Americas	14%	6%
Asia	49%	61%
Europe	37%	33%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2010	2009
First Quarter	$20.11	$13.37
Second Quarter	n/a	$14.44
Third Quarter	n/a	$17.30
Fourth Quarter	n/a	$18.35
Full Year	n/a	$15.90
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2010	2009
First Quarter	$3.29	$1.56
Second Quarter	n/a	$2.12
Third Quarter	n/a	$2.65
Fourth Quarter	n/a	$3.01
Full Year	n/a	$2.34
Net Sales
The following table identifies the components of change in net sales for the three months ended March 31, 2010 compared with the three months ended March 31, 2009:

Three Months Ended
(in millions)	March 31
2009 Net Sales	$108.9
Increase (decrease) in 2010 from:
Selling price	26.2
Cobalt metal resale	17.0
Volume	6.6
Copper (price and volume)	11.4
Other	(0.1)

2010 Net Sales	$170.0

The net sales increase in the first quarter of 2010 compared with the first quarter of 2009 was due primarily to increased product selling prices that resulted from an increase in the average cobalt reference price. Cobalt metal resale was also positively impacted by the increase in the cobalt price. Improving worldwide economic conditions drove increased volume. The increase in copper by-product sales was due to the higher average copper price and volume in 2010 compared with 2009.
Operating Profit
The following table identifies the components of change in operating profit for the three months ended March 31, 2010 compared with the three months ended March 31, 2009:

Three
Months Ended
(in millions)	March 31
2009 Operating Profit	$6.4
Increase (decrease) in 2010 from:
Price (including cobalt metal resale)	19.6
Volume (including cobalt metal resale)	2.6
Copper by-product (price and volume)	3.7
Other by-product (price and volume)	(1.2)
Process-based material cost	2.3
Foreign currency	(1.3)
Manufacturing and distribution expenses	(4.5)
SG&A expenses	0.8
Other	0.9

2010 Operating Profit	$29.3

The increase in operating profit in the first quarter of 2010 compared with the first quarter of 2009 was primarily due to favorable cobalt price basis as the first quarter of 2010 benefited from higher product selling prices due to the higher average reference price for cobalt during the first quarter of 2010 and also from the favorable effect of a rising cobalt price environment during the first quarter of

2010, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials. The increase in operating profit associated with copper by-product sales was due to both favorable price and increased volume. Also contributing to the increase in operating profit was higher volumes resulting from increased demand and lower process-based material costs and SG&A expenses. These items were partially offset by increased manufacturing and distribution expenses and an unfavorable currency impact, primarily the result of the stronger Euro against the U.S. Dollar in the first quarter of 2010 compared to the first quarter of 2009. Manufacturing and distribution expenses for the three months ended March 31, 2010 increased compared to the three months ended March 31, 2009 primarily due to costs associated with the maintenance shut-down of the GTL smelter ($1.2 million) and increased volumes.
Specialty Chemicals

	Three Months Ended March 31,
(millions of dollars)	2010	2009
Net sales	$115.0	$83.0

Operating profit (loss)	$15.3	$(8.0)

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Semiconductor	25%	29%
Coatings	16%	19%
Tire	13%	12%
Printed Circuit Board	19%	18%
Memory Disk	12%	8%
Chemical	8%	9%
General Metal Finishing	2%	2%
Other	5%	3%
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Americas	26%	32%
Asia	46%	37%
Europe	28%	31%
The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Volumes
Advanced Organics sales volume — metric tons	5,610	4,903
Electronic Chemicals sales volume — gallons (thousands)	2,702	1,678
Ultra Pure Chemicals sales volume — gallons (thousands)	1,284	945
Photomasks — number of masks	7,451	6,500

Net Sales
The following table identifies the components of change in net sales for the three months ended March 31, 2010 compared with the three months ended March 31, 2009:

Three Months Ended
(in millions)	March 31
2009 Net Sales	$83.0
Increase (decrease) in 2010 from:
Volume	26.6
Selling price/mix	1.3
Foreign currency	2.5
Other	1.6

2010 Net Sales	$115.0

The $32.0 million increase in net sales in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to increased volume. The first quarter of 2009 was unfavorably impacted by decreased volumes across all end markets due to customers’ inventory de-stocking and weak customer demand due to the deterioration of the global economy. The stronger U.S. dollar and favorable selling prices also positively impacted net sales in the first quarter of 2010 compared to the first quarter of 2009.
Operating Profit
The following table identifies the components of change in operating profit for the three months ended March 31, 2010 compared with the three months ended March 31, 2009:

		Three Months Ended
(in millions)		March 31
2009 Operating Loss		$(8.0)
2009 Goodwill impairment, net		2.6
2009 Lower of cost or market inventory charge		3.8
Increase (decrease) in 2010 from:
Restructuring charge	(0.6)
Volume	11.4
Price/Mix	6.1
Manufacturing and distribution expenses	(0.5)
Selling, general and administrative expenses	(0.6)
Foreign currency	0.1
Other	1.0

		16.9

2010 Operating Profit		$15.3

The $23.3 million increase in operating profit (loss) in the first three months of 2010 compared to the first three months of 2009 was primarily due to increase in sales volume that drove the increase in net sales discussed above and favorable product pricing. These favorable items were partially offset by increased manufacturing and distribution and SG&A expenses as a result of the increase in volume and increased employee incentive compensation expense in 2010.

Battery Technologies

	Three Months Ended March 31,
(millions of dollars)	2010	2009
Net sales	$18.6	n/a

Operating loss	$(1.5)	n/a

The Battery Technologies segment tracks backlog in order to assess its current business development effectiveness and to assist in forecasting future business needs and financial performance. Backlog is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. Backlog is converted into sales as work is performed or deliveries are made.
The following table sets forth backlog in the Battery Technologies segment as of March 31, 2010: (dollars in millions):

Defense	$79.8
Aerospace	43.3
Medical	6.9

$130.0

As of March 31, 2010, $92.4 million (or 71%) of backlog is expected to be converted into sales during the remainder of 2010.
The following table summarizes the percentage of sales dollars by end market for the Battery Technologies segment:

	Three Months Ended March 31,
	2010	2009
Defense	61%	n/a
Aerospace	36%	n/a
Medical	3%	n/a
Net Sales
Battery Technologies net sales of $18.6 million for the first quarter of 2010 represents the results of the EaglePicher Technologies acquisition that was completed on January 29, 2010. Medical net sales were negatively impacted by inventory de-stocking as customers reduce safety stock.
Operating Loss
Battery Technologies operating loss for the first quarter of 2010 represents the results of the EaglePicher Technologies business following the acquisition, which was completed on January 29, 2010. Included in the $1.5 million operating loss is a $1.2 million charge related to the step-up to fair value of inventory acquired as of January 29, 2010 and sold in the ordinary course of business, a $0.3 million reduction in revenue related to the step-up to fair value of deferred revenue and $0.5 million of amortization of acquired intangibles.
Corporate Expenses
Corporate expenses consist of corporate overhead supporting the Advanced Materials, Specialty Chemicals and Battery Technologies segments but not specifically allocated to an operating segment, including legal, finance, human resources and strategic development activities, as well as share-based compensation. Corporate expenses were $11.2 million in the first quarter of 2010 compared with $9.3 million in the first quarter of 2009. The first quarter of 2010 includes $2.2 million in transaction costs related to the acquisition of EaglePicher Technologies.

Liquidity and Capital Resources
In March 2009, GTL was served in the Jersey Islands with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which is seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million. FG Hemisphere asserts that Gécamines (a partner in GTL) is an organization of the DRC and that FG Hemisphere is entitled to enforce the arbitral awards in the Jersey Islands against any assets of Gécamines and the DRC located in that jurisdiction (including monies paid or to be paid by GTL to Gécamines or the DRC). GTL has been enjoined from making payments to the DRC and Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines. As a result, the accounts payable from GTL to Gécamines (included in Accounts Payable on the Unaudited Condensed Consolidated Balance Sheets) has increased to $43.6 million at March 31, 2010 from $23.3 million at December 31, 2009. See Note 12 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2010	2009	Change
Net cash provided by (used for):
Operating activities	$50,218	$36,606	$13,612
Investing activities	(176,664)	(6,253)	(170,411)
Financing activities	140,192	(812)	141,004
Discontinued operations — net cash used for operating activities	2	—	2
Effect of exchange rate changes on cash	(3,394)	(1,954)	(1,440)

Net change in cash and cash equivalents	$10,354	$27,587	$(17,233)

Net cash provided by operating activities was $50.2 million in the first three months of 2010 compared with net cash provided by operations of $36.6 million in the first three months of 2009. The 2010 amount was primarily due to $23.9 million of income from continuing operations plus depreciation and amortization expense of $13.2 million, and the change in net working capital (defined as inventory plus accounts receivable less accounts payable) that contributed positive cash flows of $11.2 million. The change in net working capital in the first quarter of 2010 was impacted by the increase in accounts payable from GTL to Gécamines discussed above. In the first quarter of 2009, net cash provided by operations was primarily due to a decrease in cash used for working capital requirements, which reflected a decrease in inventories, accounts receivable and accounts payable due to the deterioration of the global economy and resultant weak demand in the first three months of 2009.
Net cash used for investing activities was $176.7 million in the first three months of 2010 compared with net cash used for investing activities of $6.3 million in the first three months of 2009. Net cash used for investing activities in 2010 includes a $172.0 million cash payment for the EaglePicher Technologies acquisition.
Net cash provided by financing activities was $140.2 million in the first three months of 2010 compared with net cash used for financing activities of $0.8 million in the first three months of 2009. The first three months of 2010 includes net borrowings under the Company’s Revolver of $140.0 million to fund the EaglePicher Technologies acquisition. The first three months of 2010 includes $3.8 million of proceeds from stock option exercises partially offset by $2.5 million of fees incurred related to the Revolver. In addition, the first three months of 2010 and 2009 include required tax withholding payments of $1.2 million and $0.4 million, respectively, made in connection with the surrender of shares of common stock by employees upon the vesting of restricted stock granted in prior years.
Debt and Other Financing Activities
On March 8, 2010, the Company entered into a new $250.0 million secured revolving credit facility (the “Revolver”). The Revolver replaced the Company’s prior revolving credit facility that was scheduled to expire in December 2010. The Revolver includes an “accordion” feature under which the Company may increase the Revolver’s availability by $75.0 million to a maximum of $325.0 million, subject to certain customary conditions and the agreement of current or new lenders to accept a portion of the increased commitment. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by the Company’s present and future subsidiaries (other than immaterial subsidiaries, joint ventures and certain foreign subsidiaries) and are secured by a lien on substantially all of the personal property assets of the Company and subsidiary guarantors, except that the lien on the shares of first-tier foreign subsidiaries is limited to 65% of such shares.
The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At March 31, 2010, the Company’s interest coverage ratio was 85.94 to 1.00 and its leverage ratio was 1.02 to 1.00. Both of the financial covenants are tested quarterly for each trailing four consecutive quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of March 31, 2010, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. The outstanding Revolver balance was $140.0 million at March 31, 2010 and the outstanding balance under the prior credit facility was $0.0 million at December 31, 2009.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at March 31, 2010 or December 31, 2009.
The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the remainder of 2010.
Capital Expenditures
Capital expenditures in the first three months of 2010 were $4.6 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $30.0 to $37.0 million for the remainder of 2010 primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities
Contractual Obligations
Since December 31, 2009, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2009 except obligations related to the EaglePicher Technologies acquisition and the borrowing under the Revolver discussed above in “Liquidity and Capital Resources,” which increased the Company’s debt obligations from $0 million as of December 31, 2009 to $140.0 million as of March 31, 2010. Interest payments, based on interest rates as of March 31, 2010, would be $2.9 million in the remaining nine months of 2010, $3.9 million in 2011 and 2012 and $0.7 million in 2013. The Company assumed $42.9 million of net pension obligations as part of the EaglePicher Technologies acquisition. As a result of the assumption of these pension obligations, the Company expects to contribute an additional $3.1 million to its pension plans in 2010, for a total of $3.9 million.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited

Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 other than changes as a result of the EaglePicher Technologies acquisition.
Revenue Recognition — Revenues are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, ''Revenue Recognition in Financial Statements.’’ The majority of the Company’s sales are related to sales of product. Revenue for product sales is recognized when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of consignment inventory. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of products sold. The Battery Technologies segment uses the percentage of completion method to recognize a portion of its revenue. The majority of defense contracts use units-of-delivery while the majority of aerospace contracts use the cost-to-cost method as the basis to measure progress toward completing the contract. Under the cost-to-cost method, revenue is recognized based on the ratio of cost incurred compared to managements’ estimate of total costs expected to be incurred under the contract. The percentage of completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed periodically and adjustments are reflected in the accounting period such amounts are determined. Significant contracts are reviewed at least quarterly. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.
Valuation of EaglePicher Technologies Acquisition
The acquisition of EaglePicher Technologies requires the allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from management of the acquired company. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets differently from the allocation the Company made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, the Company may be required to record a charge against the value ascribed to an acquired asset.
In connection with the EaglePicher Technologies acquisition, the Company assumed $42.9 million of defined benefit pension obligations. The EaglePicher Technologies defined benefit pension obligations consist of four pension plans, comprised of two frozen plans and two active plans. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses. The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes. Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities. The Company’s policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations.

Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report (including the Notes to Unaudited Condensed Consolidated Financial Statements) contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing of this report. Significant factors affecting these expectations are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in market risk exposures from December 31, 2009 to March 31, 2010.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the first quarter of 2010 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans	under the Plans or
Period	Purchased (1)	Share	or Programs	Programs
January 1 - 31, 2010			—	$—
February 1 - 28, 2010	9,233	30.89	—	—
March 1 - 31, 2010	26,651	34.66	—	—

Total January 1 - March 31, 2010	35,884	$33.69	—	$—

(1)	Consists of shares of common stock of the Company surrendered to the Company by employees to pay required taxes applicable to the vesting of restricted stock, in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company.
Item 6. Exhibits
Exhibits are as follows:
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.
Dated: May 6, 2010	By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)