Form 10-Q
period 2010-06-30
OM GROUP INC
filed 2010-08-05
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of July 31, 2010, there were 30,865,261 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION
Item 1A. Risk Factors	45

Item 6. Exhibits	46
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101.1 INSTANCE DOCUMENT
Exhibit 101.2 SCHEMA DOCUMENT
Exhibit 101.3 CALCULATION LINKBASE DOCUMENT
Exhibit 101.4 LABELS LINKBASE DOCUMENT
Exhibit 101.5 PRESENTATION LINKBASE DOCUMENT
Exhibit 101.6 DEFINITION LINKBASE DOCUMENT

Signatures	47
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$401,436	$355,383
Accounts receivable, less allowances	167,995	123,641
Inventories	266,408	287,096
Refundable and prepaid income taxes	43,547	44,474
Other current assets	49,291	32,394

Total current assets	928,677	842,988

Property, plant and equipment, net	258,161	227,115
Goodwill	301,934	234,189
Intangible assets	150,539	79,229
Notes receivable from joint venture partner, less allowance	13,915	13,915
Other non-current assets	46,801	46,700

Total assets	$1,700,027	$1,444,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,000	$—
Accounts payable	149,402	139,173
Accrued income taxes	10,759	7,522
Accrued employee costs	27,073	18,168
Other current liabilities	46,191	24,099

Total current liabilities	253,425	188,962

Long-term debt	120,000	—
Deferred income taxes	29,046	27,453
Uncertain tax positions	14,961	15,733
Pension liability	58,621	15,799
Other non-current liabilities	23,892	20,057

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,709,999 shares issued in 2010 and 30,435,569 shares issued in 2009	307	304
Capital in excess of par value	576,158	569,487
Retained earnings	619,897	584,508
Treasury stock (202,556 shares in 2010 and 166,672 shares in 2009, at cost)	(7,234)	(6,025)
Accumulated other comprehensive income (loss)	(27,949)	(16,969)

Total OM Group, Inc. stockholders’ equity	1,161,179	1,131,305
Noncontrolling interest	38,903	44,827

Total equity	1,200,082	1,176,132

Total liabilities and equity	$1,700,027	$1,444,136

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$303,099	$203,352	$606,296	$395,058
Cost of products sold (excluding restructuring charges)	234,816	168,918	465,677	334,009
Restructuring charges	293	—	807	—

Gross profit	67,990	34,434	139,812	61,049
Selling, general and administrative expenses	37,585	33,581	77,428	68,439
Goodwill impairment, net	—	35,000	—	37,629
Restructuring charges	92	—	178	—
Gain on termination of retiree medical plan	—	(4,693)	—	(4,693)

Operating profit (loss)	30,313	(29,454)	62,206	(40,326)
Other income (expense):
Interest expense	(1,644)	(236)	(2,313)	(532)
Interest income	219	236	386	533
Foreign exchange gain (loss)	(4,224)	(216)	(7,400)	865
Other expense, net	(384)	(160)	(393)	(210)

	(6,033)	(376)	(9,720)	656

Income (loss) from continuing operations before income tax expense	24,280	(29,830)	52,486	(39,670)
Income tax expense	(18,283)	(3,480)	(22,632)	(5,729)

Income (loss) from continuing operations, net of tax	5,997	(33,310)	29,854	(45,399)
Loss from discontinued operations, net of tax	(518)	(325)	(381)	(61)

Consolidated net income (loss)	5,479	(33,635)	29,473	(45,460)
Net (income) loss attributable to the noncontrolling interest	7,310	(1,696)	5,916	1,852

Net income (loss) attributable to OM Group, Inc.	$12,789	$(35,331)	$35,389	$(43,608)

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.44	$(1.16)	$1.18	$(1.44)
Loss from discontinued operations attributable to OM Group, Inc. common shareholders	(0.02)	(0.01)	(0.02)	—

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.42	$(1.17)	$1.16	$(1.44)

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.43	$(1.16)	$1.17	$(1.44)
Loss from discontinued operations attributable to OM Group, Inc. common shareholders	(0.01)	(0.01)	(0.01)	—

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.42	$(1.17)	$1.16	$(1.44)

Weighted average shares outstanding — basic	30,471	30,256	30,388	30,222
Weighted average shares outstanding — assuming dilution	30,591	30,256	30,522	30,222

Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$13,307	$(35,006)	$35,770	$(43,547)
Loss from discontinued operations, net of tax	(518)	(325)	(381)	(61)

Net income (loss)	$12,789	$(35,331)	$35,389	$(43,608)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Consolidated net income (loss)	$5,479	$(33,635)	$29,473	$(45,460)
Foreign currency translation adjustments	(5,381)	16,266	(7,929)	5,643
Reversal of accumulated unrecognized gain on retiree medical plan	—	(137)	—	(137)
Reclassification of hedging activities into earnings, net of tax	979	132	1,215	90
Unrealized gain (loss) on cash flow hedges, net of tax	(3,042)	(185)	(4,266)	326

Net change in accumulated other comprehensive income (loss)	(7,444)	16,076	(10,980)	5,922

Comprehensive income (loss)	(1,965)	(17,559)	18,493	(39,538)
Comprehensive (income) loss attributable to noncontrolling interest	7,315	(1,699)	5,924	1,851

Comprehensive income (loss) attributable to OM Group, Inc.	$5,350	$(19,258)	$24,417	$(37,687)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Six Months Ended June 30,
(In thousands)	2010	2009
Operating activities
Consolidated net income (loss)	$29,473	$(45,460)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Income (loss) from discontinued operations	381	61
Depreciation and amortization	26,846	26,755
Share-based compensation expense	2,779	3,128
Tax deficiency (excess tax benefit) on exercise/vesting of share awards	(93)	422
Foreign exchange (gain) loss	7,400	(865)
Goodwill impairment charges, net	—	37,629
Restructuring charges	985	—
Gain on termination of retiree medical plan	—	(4,693)
Other non-cash items	3,992	6,197
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(31,744)	18,569
Inventories	48,148	37,416
Accounts payable	3,944	(6,417)
Other, net	3,763	(5,108)

Net cash provided by operating activities	95,874	67,634
Investing activities
Expenditures for property, plant and equipment	(10,802)	(15,363)
Acquisitions	(171,979)	—
Other, net	(350)	(2,391)

Net cash used for investing activities	(183,131)	(17,754)
Financing activities
Payments of long-term debt and revolving line of credit	(105,000)	(26,141)
Proceeds from the revolving line of credit	245,000	—
Debt issuance costs	(2,596)	—
Tax deficiency (excess tax benefit) on exercise/vesting of share awards	93	(422)
Proceeds from exercise of stock options	3,802	—
Payment related to surrendered shares	(1,209)	(524)

Net cash provided by (used for) financing activities	140,090	(27,087)
Effect of exchange rate changes on cash	(6,782)	695

Cash and cash equivalents
Increase in cash and cash equivalents from continuing operations	46,051	23,488
Discontinued operations — net cash provided by operating activities	2	—
Balance at the beginning of the period	355,383	244,785

Balance at the end of the period	$401,436	$268,273

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Total Equity

	Six Months Ended June 30,
(In thousands)	2010	2009
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,269	30,181
Shares issued under share-based compensation plans	238	82

	30,507	30,263

Common Stock — Dollars
Beginning balance	$304	$303
Shares issued under share-based compensation plans	3	1

	307	304

Capital in Excess of Par Value
Beginning balance	569,487	563,454
Share-based compensation — employees	2,647	2,993
Share-based compensation — non-employee directors	132	135
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	93	(422)
Shares issued under share-based compensation plans	3,799	(1)

	576,158	566,159

Retained Earnings
Beginning balance	584,508	602,365
Net income (loss) attributable to OM Group, Inc.	35,389	(43,608)

	619,897	558,757

Treasury Stock
Beginning balance	(6,025)	(5,490)
Reacquired shares	(1,209)	(524)

	(7,234)	(6,014)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(16,969)	(29,983)
Foreign currency translation	(7,929)	5,643
Reclassification of hedging activities into earnings, net of tax benefit of $427 and $31 in 2010 and 2009, respectively	1,215	90
Unrealized gain (loss) on cash flow hedges, net of tax expense of $1,398 and $115 in 2010 and 2009, respectively	(4,266)	326
Reversal of accumulated unrecognized gain on retiree medical plan	—	(137)

	(27,949)	(24,061)

Total OM Group Inc. stockholders’ equity	1,161,179	1,095,145

Noncontrolling interest
Beginning balance	44,827	47,429
Net income (loss) attributable to the noncontrolling interest	(5,916)	(1,852)
Foreign currency translation	(8)	1

	38,903	45,578

Total equity	$1,200,082	$1,140,723

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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2010 and the results of its operations and its comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 and the results of its cash flows and changes in total equity for the six months ended June 30, 2010 and 2009 have been included. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2 — Recently Issued Accounting Guidance
Accounting Guidance adopted in 2010:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010. This guidance requires companies to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. See Note 9 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for disclosures related to the new guidance.
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

Accounting Guidance Not Yet Adopted
In March 2010, the FASB issued guidance that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This guidance sets forth requirements for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in the period in which the milestone is achieved. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for interim and annual reporting periods beginning on or after June 15, 2010. The Company has not determined the effect, if any, the adoption of this guidance will have on its results of operations or financial position.
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
Note 3 — Acquisition
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies LLC from EaglePicher Corporation for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets and is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories: (i) proprietary battery products and (ii) complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which approximately 60 percent came from its defense business, approximately 33 percent from its aerospace business, and the remainder from its medical and other businesses. The acquisition of EaglePicher Technologies furthers the Company’s growth strategy and expands its presence in the battery market.
The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company is in the process of finalizing its purchase price allocation with respect to intangible asset and pension valuations; therefore, the purchase price allocation is preliminary and subject to change. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the acquisition date. The purchase price exceeded the fair value of the net assets acquired, resulting in $68.8 million of goodwill, of which $22.3 million is deductible for tax purposes. The excess purchase price over net assets acquired reflects the Company’s view that this acquisition will add broad technical expertise in battery applications, which will be critical to the Company’s growth in battery materials and technologies. The following represents the preliminary allocation of the purchase price:

Accounts Receivable	$12,144
Inventory	27,459
Other current assets	1,936
Property, plant and equipment	44,469
Other assets	5,276
Customer relationships	37,000
Know-how	18,600
Developed technology	3,100
Tradename	20,700
Goodwill	68,803

Total assets acquired	239,487

Net pension obligations	42,902
Other liabilities	24,606

Total liabilities assumed	67,508

$171,979

Customer relationships represent the estimated value of relationships with customers acquired in connection with the acquisition. Developed technology and know-how represent a combination of processes, patents and trade secrets developed through years of experience in development and manufacturing of EaglePicher Technologies products. Tradename represents the EaglePicher name that the Company will continue to use. The weighted-average amortization periods for customer relationships, know-how and developed technology acquired are 17 years, 20 years and 15 years, respectively. The tradename is an indefinite-lived asset that will be tested for impairment at least annually.
In connection with the EaglePicher Technologies acquisition, the Company incurred a total of $3.5 million in acquisition-related costs, of which $2.2 million was recognized during the six months ended June 30, 2010 and $1.3 million was recognized in the fourth quarter of 2009. Acquisition-related costs are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. A significant portion of these expenses were related to investment banking and due diligence fees.
EaglePicher Technologies is operated and reported within a new segment called Battery Technologies. The Battery Technologies segment uses the percentage of completion method to recognize a portion of its revenue. The majority of defense contracts use units-of-delivery while the majority of aerospace contracts use cost-to-cost as the basis to measure progress toward completing the contract. Under cost-to-cost, revenue is recognized based on the ratio of cost incurred compared to management’s estimate of total costs expected to be incurred under the contract. The percentage of completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed periodically and adjustments are reflected in the accounting period such amounts are determined. Significant contracts are reviewed at least quarterly. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.
Note 4 — Restructuring
During 2009, the Company announced, and began to implement, a restructuring plan for the Company’s Advanced Organics business within the Specialty Chemicals segment to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of the products and overcapacity in the European carboxylate business. The restructuring plan includes exiting of the Manchester, England manufacturing facility and workforce reductions at the Company’s Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The restructuring plan includes the elimination of 100 employee positions, including two in Westlake, five in Belleville, six in Franklin, 15 in Kokkola and 72 in Manchester. The majority of position eliminations were completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
During the three and six months ended June 30, 2010, the Company recorded restructuring charges totaling $0.4 million and $1.0 million, respectively, in the Unaudited Condensed Consolidated Statements of Operations. The Company will continue to incur severance, decommissioning and demolition costs, lease termination costs and other exit costs that will be expensed as incurred. The Company has incurred and expects to incur the following restructuring charges:

			Charges (reversals)	Additional
	Total charges	Total charges	incurred in the six	charges
	expected to	incurred through	months ended	expected to
	be incurred	December 31, 2009	June 30, 2010	be incurred
Cash charges
Workforce reductions	$6,228	$4,967	$1,135	$126

Decommissioning, demolition and lease termination charges	2,264	25	231	2,008

	8,492	4,992	1,366	2,134

Non-cash charges
Fixed asset impairment	5,536	5,536	—	—
Inventory impairment	1,890	1,890	—	—
Other charges	(91)	290	(381)	—

	7,335	7,716	(381)	—

Total charges	$15,827	$12,708	$985	$2,134

The following table presents the activity and balances related to the restructuring program:

	Workforce
	reductions	Other charges	Total
Balance at December 31, 2009	$4,859	$25	$4,884
Charges/(reversals)	1,135	(150)	985
Foreign currency translation adjustment	(344)	(26)	(370)
Cash payments	(3,014)	(178)	(3,192)
Non-cash (charges)/reversals	—	381	381

Balance at June 30, 2010	$2,636	$52	$2,688

The restructuring accrual represents future cash payments and is recorded on the June 30, 2010 Unaudited Condensed Consolidated Balance Sheet in Other current liabilities. Workforce reduction payments, primarily severance, are expected to be completed by the first half of 2011.
Note 5 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$129,891	$150,113
Work-in-process	40,691	15,952
Finished goods	95,826	121,031

	$266,408	$287,096

Note 6 — Pension Plans
As a result of the EaglePicher Technologies acquisition, the Company assumed $42.9 million of net pension obligations, which consists of projected benefit obligations of $182.7 million offset by the fair value of plan assets of $139.8 million. The Company also has a funded, non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM Metal Products, Inc. business. Pension benefits are paid to plan participants directly from pension plan assets. In addition, the Company has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Certain non-U.S. employees are covered under other defined benefit plans. These non-U.S. plans are not material.
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
Set forth below is a detail of the net periodic expense for the U.S. pension defined benefit plans, including expense related to EaglePicher Technologies since the date of acquisition:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pension Benefits
Interest cost	$2,814	$342	$4,801	$684
Service cost	261	—	436	—
Amortization of unrecognized net loss	84	54	168	108
Expected return on plan assets	(2,573)	(197)	(4,361)	(394)

Total expense	$586	$199	$1,044	$398

As a result of the assumption of the EaglePicher Technologies pension obligations, the Company expects to contribute an additional $3.1 million to its pension plans in 2010, for a total of $3.9 million. The Company has contributed $1.0 million to its pension plans in the six months ended June 30, 2010.
Note 7 — Debt
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

The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At June 30, 2010, the Company’s interest coverage ratio was 48.34 to 1.00 and its leverage ratio was 0.85 to 1.00. Both of the financial covenants are tested quarterly for each trailing four consecutive quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of June 30, 2010, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowings under the Revolver totaled $140.0 million at June 30, 2010, and the outstanding borrowings under the prior credit facility were $0.0 million at December 31, 2009. At June 30, 2010, the weighted average interest rate for the outstanding borrowings under the Revolver was 2.9%, and the weighted average interest rate for the outstanding borrowings under the Revolver together with the related interest rate swap agreements was 3.2%.
The Company incurred fees and expenses of $2.5 million related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense over the three-year term of the Revolver.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at June 30, 2010 or December 31, 2009.
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
For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is initially recognized in Accumulated other comprehensive income (loss) (“AOCI(L)”) in Stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge of a foreign subsidiary, the effective portion of the change in fair value of the hedging instrument is reported in AOCI(L) as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings. The Company does not enter into net investment hedges.

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
Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At December 31, 2009, the notional quantity of open contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the Accounting Standards Codification (“ASC”) was 1.3 million pounds. The Company had no copper forward sales contracts designated as cash flow hedges at June 30, 2010.
Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. The Company had no cobalt forward purchase contracts designated as fair value hedges at June 30, 2010 and December 31, 2009.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 22.2 million Euros and 1.5 million Euros at June 30, 2010 and December 31, 2009, respectively. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. The outstanding contracts as of June 30, 2010 had maturities ranging up to 6 months. As of June 30, 2010, AOCI(L) included a cumulative loss of $2.7 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next six months.
Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $60.0 million at June 30, 2010. The outstanding contracts as of June 30, 2010 had maturities ranging up to 23 months. As of June 30, 2010, AOCI(L) included a cumulative loss of $0.3 million related to these contracts. The Company had no outstanding interest rate derivatives at December 31, 2009.

The following table summarizes the fair value of derivative instruments designated as hedging instruments in accordance with the “Derivatives and Hedging” topic of the ASC as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
	June 30, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current assets	$—	Other current assets	$258

Total		$—		$258

	Derivative Liabilities
	June 30, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current liabilities	$3,705	Other current liabilities	$—
Commodity contracts	Other current liabilities	—	Other current liabilities	226
Interest rate swap agreements	Other current liabilities	286	Other current liabilities	—

Total		$3,991		$226

The following table summarizes the effect of derivative instruments for the three and six months ended June 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

Derivatives in Fair Value Hedging Relationships
		Amount of Gain (Loss) on Derivative		Amount of Gain (Loss) on Derivative
	Location of Gain	Recognized in Income for the		Recognized in Income for the
	(Loss) on Derivative	Three Months Ended		Six Months Ended
	Recognized in Income	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Commodity contracts	Cost of products sold	$—	$—	$—	$227

		Location of Gain	Amount of Gain (Loss) on Related
		(Loss) on Related	Hedged Item Recognized in Income
	Hedged Items in Fair	Hedged Item	for the Three Months Ended
	Value Relationships	Recognized in Income	June 30, 2010	June 30, 2009
Commodity contracts	Firm commitment	Cost of products sold	$—	$—

		Location of Gain	Amount of Gain (Loss) on Related
		(Loss) on Related	Hedged Item Recognized in Income
	Hedged Items in Fair	Hedged Item	for the Six Months Ended
	Value Relationships	Recognized in Income	June 30, 2010	June 30, 2009
Commodity contracts	Firm commitment	Cost of products sold	$—	$(227)

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative		Amount of Gain (Loss) on Derivative
	Recognized in AOCI(L) (Effective Portion)		Recognized in AOCI(L) (Effective
	for the Three Months Ended		Portion) for the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Euro forward contracts	$(2,756)	$474	$(3,926)	$985
Commodity contracts	—	(659)	(54)	(659)
Interest rate swaps	(286)	—	(286)	—

Total	$(3,042)	$(185)	$(4,266)	$326

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss) Reclassified
	Reclassified from	from AOCI(L) into Income (Effective		from AOCI(L) into Income (Effective
	AOCI(L) into Income	Portion) for the Three Months Ended		Portion) for the Six Months Ended
	(Effective Portion)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Euro forward contracts	Cost of products sold	$(979)	$203	$(994)	$245
Commodity contracts	Net sales	—	(335)	(221)	(335)

Total		$(979)	$(132)	$(1,215)	$(90)

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized on
	on Derivative	on Derivative in Income (Ineffective		Derivative in Income (Ineffective
	Recognized in Income	Portion) for the Three Months Ended*		Portion) for the Six Months Ended*
	(Ineffective Portion)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Euro forward contracts	n/a	$—	$—	$—	$—
Commodity contracts	n/a	—	—	—	—
Interest rate swaps	n/a	—	—	—

Total		$—	$—	$—	$—

*	Hedge ineffectiveness is de minimus
Note 9 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	June 30, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$3,705	$—	$3,705	$—
Interest rate swaps	286	—	286	—

Total	$3,991	$—	$3,991	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency volatility and interest rate swaps; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on foreign exchange and interest rates. There were no transfers into or out of Levels 1, 2 or 3 in the first six months of 2010.
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
Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$(2,486)	$(19,291)	$(10,159)	$(34,308)
Outside the United States	26,766	(10,539)	62,645	(5,362)

	$24,280	$(29,830)	$52,486	$(39,670)

The Company’s effective income tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effective income tax rate	75.3%	-11.7%	43.1%	-14.4%
The effective income tax rates above are affected by significant discrete items. In the three and six months ended June 30, 2010, the Company recorded discrete tax expense items totaling $10.4 million and $6.4 million, respectively (after a $4.0 million discrete tax benefit recorded in the first quarter of 2010). For these periods, the Company recorded discrete tax expense related to the GTL joint venture of $11.4 million and $8.8 million, respectively, of which the Company’s share is 55% ($6.3 million and $4.9 million, respectively). See discussion of GTL tax items below. The Company also recorded a discrete benefit of $1.0 million related to its prior year uncertain tax positions as a result of a change in estimate based on additional information that became available during the first six months of 2010. The three and six months ended June 30, 2010 include a discrete benefit of $0.7 million related to a change in the Taiwanese legislative tax rate enacted during the second quarter 2010. Excluding discrete items, the Company recorded tax expense of $7.9 million on pretax income of $24.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2010, excluding discrete items, the Company recorded tax expense of $16.2 million on pretax income of $52.5 million. Without the discrete items, the effective tax rate for the three and six months ended June 30, 2010 would have been 32.5% and 30.9%, respectively. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland, which has a 26% statutory tax rate) and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three months and six months ended June 30, 2010, there was no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to the ability to utilize foreign tax credits and current year U.S. losses.
During the three months ended June 30, 2010, $11.4 million of tax expense was recorded by GTL, primarily related to recognition of an allowance against GTL’s prepaid tax asset. In July 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of 2010 taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. In addition, during the second quarter of 2010, it was determined that GTL was no longer subject to certain import taxes that had been assessed through the first quarter of 2010. Given these changes, the Company updated its estimation of the realizability of GTL’s prepaid tax asset in the DRC and recorded an allowance of $11.5 million against the prepaid tax asset in the second quarter of 2010. A key factor in the Company’s analysis for realization of the prepaid tax asset includes the contractual term of the current smelter feed supply agreement. Additional feed options exist that could potentially extend the recoverability period of the prepaid tax asset. The Company will re-evaluate the allowance quarterly for changes in estimates, including changes in feed supply arrangements, that would indicate a change in the realizability of the prepaid tax asset. The Company’s 55% share of the charge reduced net income per diluted share by $0.21 in the three and six months ended June 30, 2010. In addition, during the six months ended June 30, 2010, GTL recorded a $2.6 million tax benefit primarily related to a return-to-provision adjustment related to the DRC tax return as a result of additional depreciation from revaluation of the tax basis of fixed assets at December 31, 2009. The revaluation was dependent on information provided by the DRC government that was not available at the time of the filing of the Company’s 2009 Form 10-K.
In the three and six months ended June 30, 2009, the Company recorded discrete tax expense items totaling $1.0 million and $5.7 million, respectively. Of these amounts, $0.6 million of income and $5.3 million of expense in the three and six months ended June 30, 2009, respectively, related to GTL in the DRC, of which the Company’s share is 55%. Excluding discrete items, the Company recorded tax expense of $2.5 million on pretax losses of $29.8 million for the three months ended June 30, 2009. For the six months ended June 30, 2009, excluding discrete items, the Company recorded no tax on pretax losses of $39.7 million. These tax expense amounts are different from those that would be calculated using the U.S. statutory tax rate of 35% primarily due to the non-deductible goodwill and intangible asset impairment charges, losses in certain jurisdictions for which there is no tax benefit, and income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate. In the three and six months ended June 30, 2009, U.S. tax expense related to foreign earnings repatriation is fully offset by foreign tax credits and U.S. losses.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced income tax expense by $0.9 million and $3.0 million in the three and six months ended June 30, 2010, respectively. The benefit of the tax holiday on net income per diluted share was $0.03 and $0.10 in the three and six months ended June 30, 2010, respectively. The Malaysian tax holiday had no impact on the three and six months ended June 30, 2009 due to consolidated losses in that period.

Note 11 — Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$13,307	$(35,006)	$35,770	$(43,547)

Weighted average shares outstanding — basic	30,471	30,256	30,388	30,222
Dilutive effect of stock options and restricted stock	120	—	134	—

Weighted average shares outstanding — assuming dilution	30,591	30,256	30,522	30,222

Earnings per common share:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — basic	$0.44	$(1.16)	$1.18	$(1.44)

Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — assuming dilution	$0.43	$(1.16)	$1.17	$(1.44)

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss) attributable to OM Group, Inc. common shareholders	$12,789	$(35,331)	$35,389	$(43,608)

Weighted average shares outstanding — basic	30,471	30,256	30,388	30,222
Dilutive effect of stock options and restricted stock	120	—	134	—

Weighted average shares outstanding — assuming dilution	30,591	30,256	30,522	30,222

Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common shareholders — basic	$0.42	$(1.17)	$1.16	$(1.44)

Net income (loss) attributable to OM Group, Inc. common shareholders — assuming dilution	$0.42	$(1.17)	$1.16	$(1.44)

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

In the three and six months ended June 30, 2010, stock options to purchase 0.2 million and 0.4 million shares of common stock, respectively, were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti dilutive.
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
Note 12 — Commitments and Contingencies
In March 2009, GTL was served in the Jersey Islands with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which is seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million. FG Hemisphere asserts that Gécamines (a partner in GTL) is an organization of the DRC and that FG Hemisphere is entitled to enforce the arbitral awards in the Jersey Islands against any assets of Gécamines and the DRC located in that jurisdiction (including monies paid or to be paid by GTL to Gécamines or the DRC). GTL has been enjoined from making payments to the DRC and Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines. The Company does not believe the Royal Court of Jersey (the “Court”) has jurisdiction over the assets of GTL, including monies paid or to be paid to Gécamines. A hearing was held on this issue in June 2010, but the Court has not yet delivered its decision. Until that decision is delivered, GTL will continue to comply with the terms of the injunction. As a result, the amount due from GTL to Gécamines (included in Accounts payable on the Unaudited Condensed Consolidated Balance Sheets) has increased to $57.7 million at June 30, 2010 from $23.3 million at December 31, 2009. While there can be no assurances with respect to the final outcome of this process, the Company believes that, based on the information currently available to it, this matter will not have a material adverse effect upon its financial condition, results of operations or cash flows.
The Company has potential contingent liabilities with respect to environmental matters related to its former Precious Metals Group (“PMG”) operations in Brazil. The Company has been informed by the purchaser of the PMG operations of potential environmental issues at three of the operating locations in Brazil. Environmental cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. The Company has reviewed the limited information made available to it on the environmental conditions and is awaiting more detailed information from the purchaser of PMG. The Company cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs until more detailed information is received.
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At June 30, 2010 and December 31, 2009, the Company has recorded environmental liabilities of $2.5 million and $2.8 million, respectively, related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. In addition, at June 30, 2010, the Company has a $1.3 million environmental liability associated with the Joplin, Missouri site acquired in the EaglePicher Technologies acquisition. Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.
From time to time, the Company is subject to various legal and regulatory proceedings, claims and assessments that arise in the normal course of business. The ultimate resolution of such proceedings, claims and assessments is inherently unpredictable and, as a result, the Company’s estimates of liability, if any, are subject to change and actual results may materially differ from the Company’s estimates. The Company’s estimate of any costs to be incurred as a result of these proceedings, claims and assessments are accrued when the liability is considered probable and the amount can be reasonably estimated. The Company believes the amount of any potential liability with respect to legal and regulatory proceedings, claims and assessments will not have a material adverse effect upon its financial condition, results of operations or cash flows.

Note 13 — Goodwill
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
In the three and six months ended June 30, 2009, the Company recorded non-cash charges of $35.0 million and $37.6 million, respectively, in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks reporting units. (The charge is net of a $4.1 million adjustment to the estimated goodwill impairment charge of $8.8 million taken in the fourth quarter of 2008 related to the UPC reporting unit as a result of the Company finalizing its impairment analysis in the first quarter of 2009.)
During the first quarter of 2009, impairment indicators caused the Company to conduct an interim impairment test for its Advanced Organics reporting unit. Those indicators included operating losses in excess of forecast in the first quarter of 2009 and revisions made to the 2009 forecast and outlook beyond 2009 as a result of the decline in the Company’s business outlook primarily due to further deterioration in certain end markets. As a result of this impairment analysis, the Company concluded that, as of March 31, 2009, the carrying value of its Advanced Organics reporting unit exceeded its estimated fair value. In the first quarter of 2009, the Company recorded a goodwill impairment charge of $6.8 million to write off all of the goodwill related to the Advanced Organics reporting unit.
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
The primary factors contributing to the goodwill impairment charges in 2009 were lower assumptions for revenue and volume growth in 2009 and beyond and the associated impact on operating cash flow from these reduced projections. The Company reviewed and updated as deemed necessary all of the assumptions used in its discounted cash flow (“DCF”) model during the 2009 impairment testing. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the weighted average cost of capital used in the DCF model. The Company believes the assumptions used in the 2009 impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed.
Note 14 — Termination of Retiree Medical Plan
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
Note 15 — Share-Based Compensation
Under the 2007 Incentive Compensation Plan (the “2007 Plan”), the Company may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides specifically for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The Unaudited Condensed Statements of Consolidated Operations include share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses in the amount of $1.0 million and $2.8 million for the three and six months ended June 30, 2010, respectively, and $1.4 million and $3.0 million for the three and six months ended June 30, 2009, respectively. At June 30, 2010, there was $7.4 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $2.2 million in the remaining six months of 2010, $3.1 million in 2011, $2.0 million in 2012 and $0.1 million in 2013. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company currently are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, shares are valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 1,956 and 4,080 shares to non-employee directors during the three and six months ended June 30, 2010, respectively and 3,474 and 6,714 shares to non-employee directors during the three and six months ended June 30, 2009, respectively.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 238,050 and 188,003 shares of common stock during the six months ended June 30, 2010 and 2009, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s chief executive officer in connection with payment of his 2008 high-performance bonus.
The fair value of options granted during the six months ended June 30, 2010 and 2009 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

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

The following table sets forth the number of shares and weighted-average grant-date fair value:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at January 1, 2010	337,812	$18.96
Granted during the first six months of 2010	238,050	$17.23
Vested during the first six months of 2010	(169,709)	$21.10
Forfeited during the first six months of 2010	(7,869)	$17.34

Non-vested at June 30, 2010	398,284	$17.04

Non-vested at January 1, 2009	307,289	$26.10
Granted during the first six months of 2009	188,003	$11.23
Vested during the first six months of 2009	(129,366)	$24.78
Forfeited during the first six months of 2009	(14,367)	$15.83

Non-vested at June 30, 2009	351,559	$18.91

The Company received cash payments of $3.8 million during the six months ended June 30, 2010 in connection with the exercise of stock options. The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The total intrinsic value of options exercised was $2.1 million during the six months ended June 30, 2010. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option. There were no options exercised in the six months ended June 30, 2009.
A summary of the Company’s stock option activity for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Aggregate intrinsic value in thousands)	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2010	1,035,942	$35.37
Granted	238,050	$30.67
Exercised	(168,787)	$22.52
Expired unexercised	(4,699)	$53.83
Forfeited	(7,869)	$32.06

Outstanding at June 30, 2010	1,092,637	$36.28	7.04	$796
Vested or expected to vest at June 30, 2010	1,068,065	$36.31	6.99	$775
Exercisable at June 30, 2010	694,354	$39.00	5.87	$378
Restricted Stock — Performance-Based Awards
During the first six months of 2010 and 2009, the Company awarded 121,700 and 87,250 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2010 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets, in each case over a three-year performance period ending December 31, 2012. The shares awarded during 2009 will vest upon the satisfaction of the same performance criteria, measured in each case over a three-year performance period ending December 31, 2011. In addition, 60,200 shares were awarded during 2008 and will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets, measured in each case over a three-year performance period ending December 31, 2010.

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
A summary of the Company’s performance-based restricted stock awards for the six months ended June, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2010	221,579	$37.52
Granted	121,700	$30.67
Vested	(74,676)	$41.43
Forfeited	(12,928)	$42.87

Non-vested at June 30, 2010	255,675	$32.84

Expected to vest at June 30, 2010	27,410
Restricted Stock Units — Performance-Based Awards
During the six months ended June 30, 2010 and 2009, the Company awarded 19,850 and 22,480 performance-based restricted stock units, respectively, to employees outside the U.S. that vest subject to the Company’s financial performance for three-year performance periods ending on December 31, 2012 and December 31, 2011, respectively. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2010 and 2009 performance-based restricted stock awards described above.
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

A summary of the Company’s performance-based restricted stock unit awards for the six months ended June 30, 2010 is as follows:

Units
Non-vested at January 1, 2010	19,380
Granted	19,850
Forfeited	—

Non-vested at June 30, 2010	39,230

Expected to vest at June 30, 2010	4,218
Restricted Stock — Time-Based Awards
During the six months ended June 30, 2010 and 2009, the Company awarded 63,100 and 24,850 shares of time-based restricted stock, respectively, that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. In addition, during the six months ended June 30, 2009, the Company awarded 4,127 shares of time-based restricted stock with a vesting period of one year to its chief executive officer in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $1.9 million for the 2010 awards and $0.6 million for the 2009 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A total of 22,760 shares of time-based restricted stock awarded during 2007 vested during the six months ended June 30, 2010. Upon vesting, employees surrendered 7,923 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. The 4,127 shares granted during 2009 to the Company’s chief executive officer, as discussed above, vested during the six months ended June 30, 2010. Upon vesting, the Company’s chief executive officer surrendered 1,310 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock.
A summary of the Company’s time-based restricted stock awards for the six months ended June 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	65,662	$40.25
Granted	63,100	$30.67
Vested	(26,887)	$46.40
Forfeited	(2,250)	$34.99

Nonvested at June 30, 2010	99,625

Expected to vest at June 30, 2010	96,775
Restricted Stock Units — Time-Based Awards
During the six months ended June 30, 2010 and 2009, the Company awarded 10,550 and 4,400 time-based restricted stock units, respectively, to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock unit awards for the first six months of 2010 is as follows:

Units
Nonvested at January 1, 2010	3,500
Granted	10,550
Forfeited	—

Nonvested at June 30, 2010	14,050

Expected to vest at June 30, 2010	12,445
Note 16 — Reportable Segments
As a result of the EaglePicher Technologies acquisition, the Company is now organized into three operating segments: Advanced Materials, Specialty Chemicals and Battery Technologies. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.
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
Total assets have increased to $1,700.0 million at June 30, 2010 from $1,444.1 million at December 31, 2009. The $255.9 million increase is primarily the result of assets of the new Battery Technologies segment of $245.1 million at June 30, 2010.

The following table reflects the results of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Business Segment Information
Net Sales
Advanced Materials	$150,266	$104,038	$320,230	$212,982
Specialty Chemicals	124,419	100,255	239,449	183,264
Battery Technologies (a)	28,414	—	47,003	—
Intersegment items	—	(941)	(386)	(1,188)

	$303,099	$203,352	$606,296	$395,058

Operating profit (loss)
Advanced Materials	$17,335	$5,004	$46,593	$11,402
Specialty Chemicals (b)	20,211	(31,829)	35,552	(39,807)
Battery Technologies (a)	411	—	(1,094)	—
Corporate (c)	(7,644)	(2,629)	(18,845)	(11,921)

	30,313	(29,454)	62,206	(40,326)

Interest expense	(1,644)	(236)	(2,313)	(532)
Interest income	219	236	386	533
Foreign exchange gain (loss)	(4,224)	(216)	(7,400)	865
Other income (expense), net	(384)	(160)	(393)	(210)

	(6,033)	(376)	(9,720)	656

Income (loss) from continuing operations before income tax expense	$24,280	$(29,830)	$52,486	$(39,670)

Expenditures for property, plant & equipment
Advanced Materials	$3,516	$7,052	$6,649	$10,545
Specialty Chemicals	756	2,721	1,492	4,818
Battery Technologies (a)	1,949	—	2,661	—

	$6,221	$9,773	$10,802	$15,363

Depreciation and amortization
Advanced Materials	$5,143	$6,712	$10,161	$13,458
Specialty Chemicals	5,767	6,526	11,847	12,849
Battery Technologies (a)	2,563	—	4,161	—
Corporate	200	227	677	448

	$13,673	$13,465	$26,846	$26,755

(a)	includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

(b)	includes a $35.0 million and $37.6 million non-cash goodwill impairment charge in the three and six months ended June 30, 2009, respectively.

(c)	includes $2.2 million of fees related to the EaglePicher Technologies acquisition in the six months ended June 30, 2010 and a $4.7 million gain on the termination of the Company’s retiree medical plan in the three and six months ended June 30, 2009.

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
Advanced Organics: Advanced Organics offers products for the coating and inks, chemical and tire markets. Products for the coatings and inks market promote drying and other performance characteristics. Within the chemical markets, the products accelerate the curing of polyester resins found in reinforced fiberglass. In the tire market, the products promote the adhesion of metal to rubber. During 2009, the Company announced, and began to implement, a restructuring plan for the Advanced Organics business to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of the products and overcapacity in the European carboxylate business. The restructuring plan included exiting the Manchester, England manufacturing facility and workforce reductions at the Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The majority of position eliminations were completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
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
Key Factors Affecting Operations
The Company’s business is critically connected to both the availability and price of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a mining by-product of another metal — typically copper or nickel, and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers.
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

The planned maintenance shut-down of the GTL smelter, which began in February 2010, was completed in May 2010. The shutdown impacted the timing of deliveries from GTL to Kokkola but did not impact external sales to customers.
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
Executive Overview
The improvement in the global economy has positively impacted the year-over-year results of the Company’s Advanced Materials and Specialty Chemicals segments. The increase in the average cobalt reference price and profit enhancement initiatives undertaken in 2009 have benefitted the Advanced Materials segment. The average cobalt reference price rose from $13.37 and $14.44 in the first and second quarter of 2009, respectively, to $20.11 and $19.36 in the first and second quarter of 2010, respectively. As a result, the second quarter and first half of 2010 benefited from higher product selling prices due to the higher average reference price for cobalt during this period. Demand for fine powders in powder metallurgy applications has strengthened significantly from the first six months of 2009, partially due to customer re-stocking within the supply chain. The ceramic and chemical markets also experienced increased demand as compared to 2009.
In the second quarter and first half of 2010 compared to the comparable periods of 2009, Specialty Chemicals experienced improved demand in most of the end markets it sells into and favorable pricing and product mix in the key end markets of Electronic Chemicals, Advanced Organics and UPC. The improvement in demand in 2010 was partially due to customer re-stocking within the supply chain in certain end markets, as well as timing of orders in Advanced Organics ahead of the Manchester, England manufacturing facility shut-down. The Company evaluated its goodwill for impairment in the first and second quarters of 2009 and determined that goodwill was impaired, resulting in net impairment charges of $35.0 million and $37.6 million in the three and six months ended June 30, 2009, respectively. Excluding the 2009 goodwill impairment charges, Specialty Chemicals experienced an increase in operating profit in the second quarter of 2010 compared with the comparable 2009 period, largely as the result of favorable product mix and increased volume due to stronger end-market demand coupled with the continued benefits of the profit enhancement initiatives undertaken in 2009.
As discussed above, the Company completed the acquisition of EaglePicher Technologies on January 29, 2010. The financial position, results of operations and cash flows of EaglePicher Technologies are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition as the Battery Technologies segment.

Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.
Second Quarter of 2010 Compared With Second Quarter of 2009

	Three Months Ended June 30,
(thousands of dollars & percent of net sales)	2010		2009
Net sales	$303,099		$203,352
Cost of products sold (excluding restructuring charges)	234,816		168,918
Restructuring charges	293		—

Gross profit	67,990	22.4%	34,434	16.9%
Selling, general and administrative expenses	37,585	12.4%	33,581	16.5%
Goodwill impairment, net	—		35,000
Gain on termination of retiree medical plan	—		(4,693)
Restructuring charges	92		—

Operating profit (loss)	30,313	10.0%	(29,454)	-14.5%
Other income (expense), net	(6,033)		(376)

Income (loss) from continuing operations before income tax expense	24,280		(29,830)
Income tax expense	(18,283)		(3,480)

Income (loss) from continuing operations, net of tax	5,997		(33,310)
Loss from discontinued operations, net of tax	(518)		(325)

Consolidated net income (loss)	5,479		(33,635)
Net (income) loss attributable to the noncontrolling interest	7,310		(1,696)

Net income (loss) attributable to OM Group, Inc.	$12,789		$(35,331)

The following table identifies, by segment, the components of change in net sales for the second quarter of 2010 compared with the second quarter of 2009:

2009 Net Sales	$203,352
Increase in 2010 from:
Advanced Materials	46,228
Specialty Chemicals	24,164
Battery Technologies	28,414
Intersegment items	941

2010 Net Sales	$303,099

Net sales increased $99.7 million, or 49%, primarily due to increased volume, the increase in the cobalt reference price and the EaglePicher Technologies acquisition. The average cobalt reference price increased from $14.44 in the second quarter of 2009 to $19.36 in the second quarter of 2010, which resulted in higher product selling prices ($29.0 million) in Advanced Materials. Increased end-market demand drove higher product volume in Specialty Chemicals ($15.2 million) and higher cobalt volume in Advanced Materials ($10.0 million). The improvement in demand was partially due to customer re-stocking within the supply chain in certain end markets, as well as timing of orders in Advanced Organics ahead of the Manchester, England manufacturing facility shut-down. Favorable selling prices and mix positively affected Specialty Chemicals in the second quarter of 2010 compared to the second quarter of 2009 ($11.0 million). Advanced Materials also benefited from an increase in cobalt metal resale ($6.5 million) due to the increase in the average cobalt reference price and increased volume. Battery Technologies net sales were $28.4 million for the second quarter of 2010. Excluding the EaglePicher Technologies acquisition, net sales increased $71.3 million, or 35%, in the second quarter of 2010 compared with the second quarter of 2009.
During the third quarter of 2009, the Company announced, and began to implement, a restructuring plan of the Company’s Advanced Organics business to better align the cost structure to industry conditions resulting from weak customer demand, commoditization of the products and overcapacity in European carboxylate business. The restructuring plan provides for exiting the Manchester, England manufacturing facility and disposing of the fixed assets located in the Manchester facility, as well as smaller workforce reductions at other facilities. The restructuring plan does not involve the discontinuation of any material product lines or other functions for the Advanced Organics business as a whole. The Company recorded a $0.4 million charge in the second quarter of 2010 related to the restructuring. As a result of this restructuring program, the Company expects net assets employed will be reduced by $15.7 million through a combination of fixed asset and net working capital reductions.
Gross profit increased to $68.0 million in the second quarter of 2010 compared with $34.4 million in the second quarter of 2009. The largest factor affecting the $33.6 million increase in gross profit was the increase in the average cobalt reference price that resulted in higher Advanced Materials selling prices and increased gross profit by $15.8 million in the second quarter of 2010 compared with the second quarter of 2009. Also impacting the Advanced Materials segment gross profit was increased cobalt volume ($4.5 million) and lower process-based material costs ($5.9 million) in the second quarter of 2010 compared to the comparable 2009 period. These improvements to gross profit in the Advanced Materials segment were partially offset by a $15.1 million increase in manufacturing and distribution expenses, which includes $4.8 million of expense related to the GTL maintenance shutdown. In the Specialty Chemicals segment, gross profit was favorably affected by volume ($6.7 million) and favorable pricing/mix ($11.5 million). The EaglePicher Technologies acquisition contributed $4.1 million of gross profit in the second quarter of 2010, after a $1.6 million impact related to purchase accounting adjustments, discussed below. The increase in gross profit as a percentage of net sales (22.4% in the second quarter of 2010 versus 16.9% in the second quarter of 2009) was primarily due to the increase in the average cobalt reference price and favorable pricing/mix in Specialty Chemicals in the second quarter of 2010 compared with the second quarter of 2009.
Inventory acquired as part of the EaglePicher Technologies acquisition was initially recorded at fair value, which involves stepping up the value of acquired finished goods and work-in-process from historical cost of the acquired company to its expected sales value less costs to complete and sell the inventory. As this inventory is sold in the ordinary course of business, the inventory step-up is charged to cost of products sold, which reduced gross profit by $1.2 million in the second quarter of 2010. During the second quarter of 2010, the Company also recorded a $0.4 million reduction in revenue related to amortization of the adjustment to fair value deferred revenue on the acquired balance sheet.
Selling, general and administrative expenses (“SG&A”) increased to $37.6 million in the second quarter of 2010, compared with $33.6 million in the second quarter of 2009. The $4.0 million increase was primarily due to $3.7 million of EaglePicher Technologies SG&A expenses and increased employee incentive compensation expense related to the anticipated payouts under the 2010 annual bonus program. These increases were partially offset by decreased professional services fees. The decrease in SG&A as a percentage of net sales (12.4% in the second quarter of 2010 versus 16.5% in the second quarter of 2009) was due to SG&A expenses being spread over higher net sales.
In the second quarter of 2009, the Company recorded a non-cash charge totaling $35.0 million in the Specialty Chemicals segment for the impairment of goodwill related to the UPC and Photomasks businesses.
The Company recognized a $4.7 million gain in the second quarter of 2009 on the termination of its retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation has been eliminated.
The following table identifies, by segment, the components of change in operating profit for the second quarter of 2010 compared with the second quarter of 2009, which change was due to the factors discussed above:

(In thousands)
2009 Operating Loss	$(29,454)
Increase (decrease) in 2010 from:
Advanced Materials	12,331
Specialty Chemicals	52,040
Battery Technologies	411
Corporate	(5,015)

2010 Operating Profit	$30,313

The following table summarizes the components of Other expense, net:

	Three Months Ended June 30,
(In thousands)	2010	2009
Interest expense	$(1,644)	$(236)
Interest income	219	236
Foreign exchange loss	(4,224)	(216)
Other expense, net	(384)	(160)

	$(6,033)	$(376)

The increase in foreign exchange loss is primarily related to the revaluation of non-functional currency cash balances due to changes in exchange rates (primarily the Euro and the Malaysian Ringgit). The increase in interest expense is due to the increase in the amount outstanding under the Company’s secured revolving credit facility (the “Revolver”) during the second quarter of 2010 compared with the second quarter of 2009.
The change in income (loss) from continuing operations before income tax expense for the second quarter of 2010 compared with the second quarter of 2009 was due to the factors discussed above.
The Company recorded income tax expense of $18.3 million on income from continuing operations before income tax expense of $24.3 million for the three months ended June 30, 2010, resulting in an effective income tax rate of 75.3%. The second quarter of 2010 included discrete tax expense items totaling $10.4 million. The Company recorded discrete tax expense related to the GTL joint venture of $11.4 million, of which the Company’s 55% share was $6.3 million. In July 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. In addition, during the second quarter of 2010, it was determined that GTL is no longer subject to certain import taxes that had been assessed through the first quarter of 2010. Given these changes, the Company updated its estimation of the realizability of GTL’s prepaid tax asset in the DRC and recorded an allowance of $11.5 million against the prepaid tax asset in the second quarter of 2010. A key factor in the Company’s analysis for realization of the prepaid tax asset includes the contractual term of the current smelter feed supply agreement. Additional feed options exist that could potentially extend the recoverability period of the prepaid tax asset. The Company will re-evaluate the allowance quarterly for changes in estimates, including changes in feed supply arrangements, that would indicate a change in the realizability of the prepaid tax asset. During the second quarter of 2010, the Company also recorded a discrete benefit of $0.7 million related to a change in the Taiwanese legislative tax rate enacted during the second quarter 2010. Without the discrete items, the effective tax rate for the three months ended June 30, 2010 would have been 32.5%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.). In the three months ended June 30, 2010, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to the ability to utilize foreign tax credits and current year U.S. losses. The Company recorded income tax expense of $3.5 million on pretax losses of $29.8 million for the three months ended June 30, 2009, resulting in a negative effective tax rate. In the three months ended June 30, 2009, the Company recorded discrete tax expense items totaling $1.0 million, which included expense of $1.8 million related to withholding tax on earnings planned to be repatriated from Taiwan, partially offset by a $0.6 million benefit related to GTL in the DRC, of which the Company’s share is 55%. Excluding discrete items, the tax rate for the second quarter of 2009 differs from the U.S. statutory tax rate primarily due to the non-deductible $35.0 million goodwill and the $1.2 million intangible asset impairment charges, losses in certain jurisdictions for which there is no tax benefit and income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate. In the three months ended June 30, 2009, U.S. tax expense related to foreign earnings repatriation is fully offset by foreign tax credits and U.S. losses.
The change in income (loss) from discontinued operations in the second quarter of 2010 compared with the second quarter of 2009 was primarily due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net loss attributable to the noncontrolling interest was $7.3 million in the second quarter of 2010 compared with net income attributable to the noncontrolling interest of $1.7 million in the second quarter of 2009. The change was due to the discrete tax items at GTL discussed above and costs associated with the maintenance shutdown of the GTL smelter ($4.8 million).
Income (loss) from continuing operations attributable to OM Group, Inc. was income of $13.3 million, or $0.43 per diluted share, in the second quarter of 2010 compared with a loss of $35.0 million, or $1.16 per diluted share, in the second quarter of 2009. The increase was due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was income of $12.8 million, or $0.42 per diluted share, in the second quarter of 2010 compared with a loss of $35.3 million, or $1.17 per diluted share, in the second quarter of 2009. The increase was due primarily to the aforementioned factors.
First Six Months of 2010 Compared With First Six Months of 2009

	Six Months Ended June 30,
(thousands of dollars & percent of net sales)	2010		2009
Net sales	$606,296		$395,058
Cost of products sold (excluding restructuring charges)	465,677		334,009
Restructuring charges	807		—

Gross profit	139,812	23.1%	61,049	15.5%
Selling, general and administrative expenses	77,428	12.8%	68,439	17.3%
Goodwill impairment, net	—		37,629
Gain on termination of retiree medical plan	—		(4,693)
Restructuring charges	178		—

Operating profit (loss)	62,206	10.3%	(40,326)	-10.2%
Other income (expense), net	(9,720)		656

Income from continuing operations before income tax expense	52,486		(39,670)
Income tax expense	(22,632)		(5,729)

Income (loss) from continuing operations, net of tax	29,854		(45,399)
Loss from discontinued operations, net of tax	(381)		(61)

Consolidated net income (loss)	29,473		(45,460)
Net (income) loss attributable to the noncontrolling interest	5,916		1,852

Net income (loss) attributable to OM Group, Inc.	$35,389		$(43,608)

The following table identifies, by segment, the components of change in net sales for the first six months of 2010 compared with the first six months of 2009:

2009 Net Sales	$395,058
Increase in 2010 from:
Advanced Materials	107,248
Specialty Chemicals	56,185
Battery Technologies	47,003
Intersegment items	802

2010 Net Sales	$606,296

Net sales increased $211.2 million, or 53%, primarily due to increased volume, the increase in the cobalt reference price and the EaglePicher Technologies acquisition. Increased end-market demand drove higher volumes in Specialty Chemicals ($41.6 million). Advanced Materials experienced increased cobalt volume ($16.9 million). The improvement in demand was partially due to customer re-stocking within the supply chain in certain end markets, as well as timing of orders in Advanced Organics ahead of the Manchester, England manufacturing facility shut-down. The average cobalt reference price increased from $13.37 and $14.44 in the first and second quarter of 2009, respectively, to $20.11 and $19.36 in the first and second quarter of 2010, respectively, which resulted in higher product selling prices ($55.3 million) in Advanced Materials. Advanced Materials also benefited from an increase in cobalt metal resale ($23.5 million) due to the increase in the average cobalt reference price. Advanced Materials copper by-product sales also were higher ($12.9 million) due to the higher average copper price in the first six months of 2010 compared with the first six months of 2009. Favorable selling prices and mix positively affected Specialty Chemicals in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 ($11.9 million). Battery Technologies net sales were $47.0 million for the six months ended June 30, 2010. Excluding the EaglePicher Technologies acquisition, net sales increased $164.2 million, or 42%, in the first six months of 2010 compared with the first six months of 2009.
As discussed under “Second Quarter of 2010 Compared With Second Quarter of 2009”) above, during the third quarter of 2009, the Company announced, and began to implement, a restructuring plan of the Company’s Advanced Organics business. As a result of the restructuring, the Company recorded a $1.0 million charge in the first six months of 2010.
Gross profit increased to $139.8 million in the first six months of 2010 compared with $61.0 million in the first six months of 2009. The largest factor affecting the $78.8 million increase in gross profit was the increase in the average cobalt reference price, that resulted in higher Advanced Materials selling prices and increased gross profit by $36.3 million in the first six months of 2010 compared with the first six months of 2009. Also impacting the Advanced Materials segment gross profit was lower process-based material costs ($8.1 million) and increased cobalt volume ($7.8 million) in the first six months of 2010 compared to the comparable 2009 period. These improvements to gross profit in the Advanced Materials segment were partially offset by a $19.6 million increase in manufacturing and distribution expenses. In the Specialty Chemicals segment, gross profit was favorably affected by favorable pricing/mix ($19.9 million) and volume ($18.1 million). The EaglePicher Technologies acquisition contributed $5.2 million of gross profit in the first six months of 2010, after a $3.1 million impact related to purchase accounting adjustments, discussed below. The increase in gross profit as a percentage of net sales (23.1% in the first six months of 2010 versus 15.5% in the first six months of 2009) was primarily due to the favorable effect of a rising cobalt price environment in the first six months of 2010, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials as compared to the conditions that existed during the first six months of 2009 when cobalt prices were falling, as well as favorable pricing/mix in Specialty Chemicals.
Inventory acquired as part of the EaglePicher Technologies acquisition was initially recorded at fair value, which involves stepping up the value of acquired finished goods and work-in-process from historical cost of the acquired company to its expected sales value less costs to complete and sell the inventory. As this inventory is sold in the ordinary course of business, the inventory step-up is charged to cost of products sold, which reduced gross profit by $2.4 million in the first six months of 2010. During the first six months of 2010, the Company also recorded a $0.7 million reduction in revenue related to amortization of the adjustment to fair value deferred revenue on the acquired balance sheet.
SG&A increased to $77.4 million in the first six months of 2010, compared with $68.4 million in the first six months of 2009. The $9.0 million increase was primarily due to $6.3 million of EaglePicher Technologies SG&A expenses, $2.2 million in transaction costs associated with the EaglePicher Technologies acquisition and increased employee incentive compensation expense related to the anticipated payouts under the 2010 annual bonus program. These increases were partially offset by decreased professional services fees. The decrease in SG&A as a percentage of net sales (12.8% in the first six months of 2010 versus 17.3% in the first six months of 2009) was due to SG&A expenses being spread over higher net sales.
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
The Company recognized a $4.7 million gain for the six months ended June 30, 2009 on the termination of its retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation has been eliminated.

The following table identifies, by segment, the components of change in operating profit for the first six months of 2010 compared with the first six months of 2009:

(In thousands)
2009 Operating Loss	$(40,326)
Increase (decrease) in 2010 from:
Advanced Materials	35,191
Specialty Chemicals	75,359
Battery Technologies	(1,094)
Corporate	(6,924)

2010 Operating Profit	$62,206

The change in operating profit for the first six months of 2010 as compared to the first six months of 2009 was due to the factors discussed above and the Battery Technologies operating loss, which includes purchase accounting adjustments of $3.1 million discussed above and $1.4 million of amortization of acquired intangibles.
The following table summarizes the components of Other expense, net:

	Six Months Ended June 30,
(In thousands)	2010	2009
Interest expense	$(2,313)	$(532)
Interest income	386	533
Foreign exchange gain (loss)	(7,400)	865
Other expense, net	(393)	(210)

	$(9,720)	$656

The increase in foreign exchange loss is primarily related to the revaluation of non-functional currencies cash balances due to changes in exchange rates (primarily the Euro and the Malaysian Ringgit). The increase in interest expense is due to the increase in the amount outstanding under the Revolver during the first six months of 2010 compared with the first six months of 2009.
The change in income (loss) from continuing operations before income tax expense for the first six months of 2010 compared with the first six months of 2009 was due to the factors discussed above, primarily the affect of the increase in the cobalt reference price and increased demand as a result of the recovering global economy.
The Company recorded income tax expense of $22.6 million on income from continuing operations before income tax expense of $52.5 million for the six months ended June 30, 2010, resulting in an effective income tax rate of 43.1%. The first six months of 2010 included discrete tax expense items totaling $6.4 million. The Company recorded discrete tax expense related to the GTL joint venture of $8.8 million, of which the Company’s portion was $4.9 million. The GTL discrete tax item is primarily related to the allowance related to the GTL prepaid tax asset recorded in the second quarter of 2010 discussed above and the return-to-provision adjustment made in the first quarter of 2010 as a result of additional depreciation from revaluation of the tax basis of fixed assets included on the DRC tax return at December 31, 2009. The revaluation of fixed assets is dependent on information provided by the DRC government that was not available at the time of the filing of the Company’s 2009 Form 10-K. The Company also recorded a discrete benefit of $1.0 million related to its prior year uncertain tax positions as a result of a change in estimate based on additional information that became available during the first six months of 2010 and a discrete tax benefit of $0.7 million related to a change in the Taiwanese legislative tax rate. Without discrete items, the effective tax rate for the six months ended June 30, 2010 would have been 30.9%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.). In the six months ended June 30, 2010, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to the ability to utilize foreign tax credits and current year U.S. losses. The Company recorded tax expense of $5.7 million on pretax losses of $39.7 million for the six months ended June 30, 2009, resulting in a negative effective tax rate. In the six months ended June 30, 2009, the Company recorded discrete tax expense items totaling $5.7 million, which included expense of $5.3 million related to GTL in the DRC, of which the Company’s share is 55%; $1.8 million related to withholding tax on earnings planned to be repatriated from Taiwan; and a benefit of $1.2 million related to reversal of a liability settled in the Company’s favor. Excluding discrete items the tax rate for first six months of 2009 differs from the U.S. statutory tax rate primarily due to the non-deductible $37.6 million goodwill impairment charge, losses in certain jurisdictions for which there is no tax benefit and income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate. In the six months ended June 30, 2009, U.S. tax expense related to foreign earnings repatriation is fully offset by foreign tax credits and U.S. losses.

The slight decrease in income from discontinued operations in the first six months of 2010 compared with the first six months of 2009 was primarily due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net loss attributable to the noncontrolling interest was $5.9 million in the first six months of 2010 compared with $1.9 million in the first six months of 2009. The change was due to the discrete tax items at GTL discussed above and costs associated with the maintenance shutdown of the GTL smelter ($6.0 million).
Income (loss) from continuing operations attributable to OM Group, Inc. was income of $35.8 million, or $1.17 per diluted share, in the first six months of 2010 compared with a loss of $43.5 million, or $1.44 per diluted share, in the first six months of 2009. The increase was due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was income of $35.4 million, or $1.16 per diluted share, in the first six months of 2010 compared with a loss of $43.6 million, or $1.44 per diluted share, in the first six months of 2009. The increase was due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2010	2009	2010	2009
Net sales	$150.3	$104.0	$320.2	$213.0

Operating profit	$17.3	$5.0	$46.6	$11.4

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volumes
Product volume — metric tons *	6,010	7,000	12,991	13,349
Cobalt refining volume — metric tons	1,979	2,055	4,273	4,189

*	Sales volume includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Battery Materials	40%	43%	41%	50%
Chemical	14%	14%	13%	14%
Powder Metallurgy	14%	6%	13%	6%
Ceramics	5%	4%	5%	4%
Other*	27%	33%	28%	26%

*	Other includes cobalt metal resale and copper by-product sales.

The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Americas	13%	8%	14%	7%
Asia	45%	49%	47%	55%
Europe	42%	43%	39%	38%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2010	2009
First Quarter	$20.11	$13.37
Second Quarter	$19.36	$14.44
Third Quarter	n/a	$17.30
Fourth Quarter	n/a	$18.35
Full Year	n/a	$15.90
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2010	2009
First Quarter	$3.29	$1.56
Second Quarter	$3.18	$2.12
Third Quarter	n/a	$2.65
Fourth Quarter	n/a	$3.01
Full Year	n/a	$2.34
Net Sales
The following table identifies the components of change in net sales for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
(in millions)	June 30	June 30
2009 Net Sales	$104.0	$213.0
Increase (decrease) in 2010 from:
Selling price	29.0	55.3
Cobalt metal resale	6.5	23.5
Cobalt volume	10.0	16.9
Copper (price and volume)	1.6	12.9
Other	(0.8)	(1.4)

2010 Net Sales	$150.3	$320.2

The net sales increases in the second quarter and the first six months of 2010 were due primarily to increased product selling prices which resulted from an increase in the average cobalt reference price. Cobalt metal resale was also positively affected by the increase in the cobalt price. Although total product volume decreased in both the second quarter and first half of 2010 compared to the comparable periods of 2009, improving worldwide economic conditions drove increased cobalt volume, resulting in higher net sales dollars and operating profit as discussed below. The increase in copper by-product sales in the first half of 2010 was due to the higher average copper price in 2010 compared with 2009.

Operating Profit
The following table identifies the components of change in operating profit for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009:

	Three	Six
	Months Ended	Months Ended
(in millions)	June 30	June 30
2009 Operating Profit	$5.0	$11.4
Increase (decrease) in 2010 from:
Price (including cobalt metal resale)	15.8	36.3
Cobalt volume (including cobalt metal resale)	4.5	7.8
Process-based material cost	5.9	8.1
Copper by-product (price and volume)	(1.4)	2.2
Manufacturing and distribution expenses	(15.1)	(19.6)
Foreign currency	0.2	(1.0)
Other by-product (price and volume)	2.3	1.2
SG&A expenses	(0.6)	0.2
Other	0.7	—

2010 Operating Profit	$17.3	$46.6

The increase in operating profit in the second quarter of 2010 compared with the second quarter of 2009 was primarily due to favorable cobalt pricing. Also contributing to the increase in operating profit was higher cobalt volume and lower process-based material costs. These items were partially offset by increased manufacturing and distribution expenses. Manufacturing and distribution expenses for the second quarter of 2010 include $4.8 million of expense associated with the maintenance shut-down of the GTL smelter.
The increase in operating profit in the first six months of 2010 compared with the first six months of 2009 was primarily due to favorable cobalt price basis as the first six months of 2010 benefited from higher product selling prices due to the higher average reference price for cobalt during the first six months of 2010 and also from the favorable effect of a rising cobalt price environment during the first quarter of 2010, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials. Also contributing to the increase in operating profit was higher cobalt volume. The increase in operating profit associated with copper by-product sales in the first six months of 2010 was due to favorable price partially offset by decreased volume. These items were partially offset by increased manufacturing and distribution expenses and an unfavorable currency impact, primarily the result of the stronger Euro against the U.S. Dollar in the first six months of 2010 compared to the first six months of 2009. Manufacturing and distribution expenses in the first six months of 2010 include $6.0 million of expense associated with the maintenance shut-down of the GTL smelter.
Specialty Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2010	2009	2010	2009
Net sales	$124.4	$100.3	$239.4	$183.3

Operating profit (loss)	$20.2	$(31.8)	$35.6	$(39.8)

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Semiconductor	26%	28%	26%	28%
Coatings	16%	19%	16%	19%
Tire	10%	10%	11%	11%
Printed Circuit Board	19%	20%	19%	19%
Memory Disk	11%	9%	12%	9%
Chemical	9%	9%	9%	9%
General Metal Finishing	2%	2%	2%	2%
Other	7%	3%	5%	3%
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas	27%	27%	26%	29%
Asia	46%	45%	47%	41%
Europe	27%	28%	27%	30%
The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volumes
Advanced Organics sales volume — metric tons	6,520	5,984	12,130	10,887
Electronic Chemicals sales volume — gallons (thousands)	2,912	2,209	5,614	3,887
Ultra Pure Chemicals sales volume — gallons (thousands)	1,541	1,184	2,825	2,129
Photomasks — number of masks	7,596	6,931	14,450	13,431
Net Sales
The following table identifies the components of change in net sales for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009:

	Three Months Ended	Six Months Ended
(in millions)	June 30	June 30
2009 Net Sales	$100.3	$183.3
Increase (decrease) in 2010 from:
Volume	15.2	41.6
Selling price/mix	11.0	11.9
Foreign currency	(2.1)	0.9
Other	—	1.7

2010 Net Sales	$124.4	$239.4

The $24.1 million increase in net sales in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to increased volume. The second quarter of 2009 was unfavorably impacted by decreased volumes across all end markets due to weak demand as a result of the global economic conditions. Favorable selling prices also positively affected net sales in the second quarter of 2010 compared to the second quarter of 2009.
The $56.1 million increase in net sales in the first six months of 2010 compared to the first six months of 2009 was primarily due to increased volume and favorable selling prices. The first six months of 2009 was unfavorably impacted by decreased volumes across all end markets due to customers’ inventory de-stocking and weak customer demand due to the deterioration of the global economy.

Operating Profit
The following table identifies the components of change in operating profit for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009:

		Three Months Ended		Six Months Ended
(in millions)		June 30		June 30
2009 Operating Loss		$(31.8)		$(39.8)
2009 Goodwill impairment, net		35.0		37.6
2009 Intangible asset impairment, net		1.2		1.2
Increase (decrease) in 2010 from:
Restructuring charge	(0.4)		(1.0)
Volume	6.7		18.1
Price/Mix	11.5		19.9
Manufacturing and distribution expenses	(0.1)		(0.6)
Selling, general and administrative expenses	(4.0)		(3.3)
Foreign currency	1.4		—
Other	0.7		3.5

		15.8		36.6

2010 Operating Profit		$20.2		$35.6

Operating profit increased $52.0 million and $75.4 million in the second quarter of 2010 and the first half of 2010, respectively, compared to second quarter of 2009 and the first half of 2009, primarily due to the 2009 non-cash charges for the impairment of goodwill, favorable product pricing and an increase in sales volume that drove the increase in net sales discussed above. These favorable items were partially offset by increased SG&A expenses as a result of the increase in volume and increased employee incentive compensation expense in 2010.
Battery Technologies

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2010	2009	2010	2009
Net sales	$28.4	n/a	$47.0	n/a

Operating profit (loss)	$0.4	n/a	$(1.1)	n/a

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
The following table sets forth backlog in the Battery Technologies segment as of June 30, 2010:

(in millions)
Defense	$74.9
Aerospace	41.4
Medical	7.4

$123.7

As of June 30, 2010, $55.3 million (or 45%) of backlog is expected to be converted into sales during the remainder of 2010.

The following table summarizes the percentage of sales dollars by end market for the Battery Technologies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Defense	58%	n/a	59%	n/a
Aerospace	36%	n/a	36%	n/a
Medical	6%	n/a	5%	n/a
Net Sales
Battery Technologies net sales of $28.4 million and $47.0 million for the second quarter and first half of 2010 represents the net sales results of the EaglePicher Technologies business following the acquisition that was completed on January 29, 2010.
Operating Profit (Loss)
Battery Technologies operating profit for the second quarter of 2010 represents the results of the EaglePicher Technologies business following the acquisition. Included in the $0.4 million operating profit is a $1.2 million charge related to the step-up to fair value of inventory acquired as of January 29, 2010 and sold in the ordinary course of business, a $0.4 million reduction in revenue related to the amortization of the adjustment to fair value deferred revenue and $0.9 million of amortization of acquired intangibles.
Battery Technologies operating loss for the first six months of 2010 represents the results of the EaglePicher Technologies business following the acquisition. Included in the $1.1 million operating loss is a $2.4 million charge related to the step-up to fair value of inventory acquired as of January 29, 2010 and sold in the ordinary course of business, a $0.7 million reduction in revenue related to the amortization of the adjustment to fair value deferred revenue and $1.4 million of amortization of acquired intangibles.
Corporate Expenses
Corporate expenses consist of corporate overhead supporting the Advanced Materials, Specialty Chemicals and Battery Technologies segments but not specifically allocated to an operating segment, including legal, finance, human resources and strategic development activities, as well as share-based compensation.
Corporate expenses were $7.6 million in the second quarter of 2010 compared with $2.6 million in the second quarter of 2009. The second quarter of 2009 includes a $4.7 million gain for the termination of the Company’s retiree medical plan.
Corporate expenses were $18.8 million in the first six months of 2010 compared with $11.9 million in the first six months of 2009. Corporate expenses in the first six months of 2010 include $2.2 million in transaction costs related to the acquisition of EaglePicher Technologies and increased employee incentive compensation expense related to the anticipated payouts under the 2010 annual bonus program. These increases were partially offset by decreased professional services fees. The first six months of 2009 include a $4.7 million gain for the termination of the Company’s retiree medical plan.
Liquidity and Capital Resources
In March 2009, GTL was served in the Jersey Islands with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which is seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million. FG Hemisphere asserts that Gécamines (a partner in GTL) is an organization of the DRC and that FG Hemisphere is entitled to enforce the arbitral awards in the Jersey Islands against any assets of Gécamines and the DRC located in that jurisdiction (including monies paid or to be paid by GTL to Gécamines or the DRC). GTL has been enjoined from making payments to the DRC and Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines. As a result, the accounts payable from GTL to Gécamines (included in Accounts Payable on the Unaudited Condensed Consolidated Balance Sheets) has increased to $57.7 million at June, 2010 from $23.3 million at December 31, 2009. See Note 12 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Change
Net cash provided by (used for):
Operating activities	$95,874	$67,634	$28,240
Investing activities	(183,131)	(17,754)	(165,377)
Financing activities	140,090	(27,087)	167,177
Discontinued operations — net cash used for operating activities	2	—	2
Effect of exchange rate changes on cash	(6,782)	695	(7,477)

Net change in cash and cash equivalents	$46,053	$23,488	$22,565

Net cash provided by operating activities was $95.9 million in the first six months of 2010 compared with net cash provided by operations of $67.6 million in the first six months of 2009. The 2010 amount was primarily due to $29.9 million of income from continuing operations plus depreciation and amortization expense of $26.8 million, and the change in net working capital (defined as inventory plus accounts receivable less accounts payable) that contributed positive cash flows of $20.3 million. The change in net working capital in the first six months of 2010 was impacted by the increase in accounts payable from GTL to Gécamines discussed above. In the first six months of 2009, net cash provided by operations of $67.6 million was primarily due to a decrease in cash used for working capital requirements, which reflected a decrease in inventories, advances to suppliers and accounts receivable. These amounts were partially offset by a net loss in the 2009 period net of depreciation and amortization expense and the non-cash goodwill impairment charges.
Net cash used for investing activities was $183.1 million in the first six months of 2010 compared with net cash used for investing activities of $17.8 million in the first six months of 2009. Net cash used for investing activities in 2010 includes a $172.0 million cash payment for the EaglePicher Technologies acquisition.
Net cash provided by financing activities was $140.1 million in the first six months of 2010 compared with net cash used for financing activities of $27.1 million in the first six months of 2009. The first six months of 2010 includes net borrowings under the Company’s Revolver of $140.0 million to fund the EaglePicher Technologies acquisition. The first six months of 2009 includes repayment of debt of $26.1 million. The first six months of 2010 includes $3.8 million of proceeds from stock option exercises partially offset by $2.6 million of fees incurred related to the Revolver. In addition, the first six months of 2010 and 2009 include required tax withholding payments of $1.2 million and $0.5 million, respectively, made in connection with the surrender of shares of common stock by employees upon the vesting of restricted stock granted in prior years.
Debt and Other Financing Activities
On March 8, 2010, the Company entered into a new $250.0 million secured revolving credit facility. The Revolver replaced the Company’s prior revolving credit facility that was scheduled to expire in December 2010. The Revolver includes an “accordion” feature under which the Company may increase the Revolver’s availability by $75.0 million to a maximum of $325.0 million, subject to certain customary conditions and the agreement of current or new lenders to accept a portion of the increased commitment. To date the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by the Company’s present and future subsidiaries (other than immaterial subsidiaries, joint ventures and certain foreign subsidiaries) and are secured by a lien on substantially all of the personal property assets of the Company and subsidiary guarantors, except that the lien on the shares of first-tier foreign subsidiaries is limited to 65% of such shares.
The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At June 30, 2010, the Company’s interest coverage ratio was 48.34 to 1.00 and its leverage ratio was 0.85 to 1.00. Both of the financial covenants are tested quarterly for each trailing four consecutive quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of June 30, 2010, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowing under the Revolver totaled $140.0 million at June 30, 2010, and outstanding borrowings under the prior credit facility were $0.0 million at December 31, 2009.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at June 30, 2010 or December 31, 2009.
The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the remainder of 2010.
Capital Expenditures
Capital expenditures in the first six months of 2010 were $10.8 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $10 million to $20 million during the remainder of 2010 primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities.
Contractual Obligations
Since December 31, 2009, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2009, except obligations related to the EaglePicher Technologies acquisition and the borrowing under the Revolver discussed above in “Liquidity and Capital Resources,” which increased the Company’s debt obligations from $0 million as of December 31, 2009 to $140.0 million as of June 30, 2010. Interest payments, based on interest rates as of June 30, 2010, would be $2.0 million in the remaining six months of 2010, $4.1 million in 2011 and 2012 and $0.7 million in 2013. The Company assumed $42.9 million of net pension obligations as part of the EaglePicher Technologies acquisition. As a result of the assumption of these pension obligations, the Company expects to contribute an additional $3.1 million to its pension plans in 2010, for a total of $3.9 million. The Company has contributed $1.0 million to its pension plans in the six months ended June 30, 2010.
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

Revenue Recognition — Revenues are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, ''Revenue Recognition in Financial Statements.’’ The majority of the Company’s sales are related to sales of product. Revenue for product sales is recognized when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of consignment inventory. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of products sold. The Battery Technologies segment uses the percentage of completion method to recognize a portion of its revenue. The majority of defense contracts use units-of-delivery while the majority of aerospace contracts use cost-to-cost as the basis to measure progress toward completing the contract. Under cost-to-cost, revenue is recognized based on the ratio of cost incurred compared to management’s estimate of total costs expected to be incurred under the contract. The percentage of completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed periodically and adjustments are reflected in the accounting period such amounts are determined. Significant contracts are reviewed at least quarterly. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.
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
In connection with the EaglePicher Technologies acquisition, the Company assumed $42.9 million of net defined benefit pension obligations. The EaglePicher Technologies defined benefit pension obligations consist of four pension plans, comprised of two frozen plans and two active plans. The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses. The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes. Changes to the estimate of any of these factors could result in a material change to the Company’s pension obligation, causing a related increase or decrease in reported net operating results in the period of change in the estimate. The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities. The Company’s policy is to periodically make contributions to fund the defined benefit pension plans within the range allowed by applicable regulations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in market risk exposures from December 31, 2009 to June 30, 2010.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the second quarter of 2010 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits
Exhibits are as follows:

Exhibit 31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Exhibit 101.1	Instance Document

Exhibit 101.2	Schema Document

Exhibit 101.3	Calculation Linkbase Document

Exhibit 101.4	Labels Linkbase Document

Exhibit 101.5	Presentation Linkbase Document

Exhibit 101.6	Definition Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.
Dated: August 5, 2010	By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)