Form 10-Q
period 2010-09-30
OM GROUP INC
filed 2010-11-04
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of October 31, 2010, there were 30,864,821 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44

PART II — OTHER INFORMATION
Item 1A. Risk Factors	45

Item 6. Exhibits	46
Exhibit 10.1 Form of Stock Option Agreement (2010) under the 2007 Incentive Compensation Plan
Exhibit 10.2 Form of Restricted Stock Agreement (2010 time-based) under the 2007 Incentive Compensation Plan
Exhibit 10.3 Form of Restricted Stock Agreement (2010 performance-based) under the 2007 Incentive Compensation Plan
Exhibit 10.4 OM Group, Inc. 2007 Incentive Compensation Plan, as amended
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101.1 INSTANCE DOCUMENT
Exhibit 101.2 SCHEMA DOCUMENT
Exhibit 101.3 CALCULATION LINKBASE DOCUMENT
Exhibit 101.4 LABELS LINKBASE DOCUMENT
Exhibit 101.5 PRESENTATION LINKBASE DOCUMENT
Exhibit 101.6 DEFINITION LINKBASE DOCUMENT

Signatures
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$446,756	$355,383
Accounts receivable, less allowances	158,877	123,641
Inventories	284,163	287,096
Refundable and prepaid income taxes	48,154	44,474
Other current assets	44,879	32,394

Total current assets	982,829	842,988

Property, plant and equipment, net	256,260	227,115
Goodwill	301,874	234,189
Intangible assets	153,866	79,229
Notes receivable from joint venture partner, less allowance	13,915	13,915
Other non-current assets	52,875	46,700

Total assets	$1,761,619	$1,444,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$30,000	$—
Accounts payable	175,585	139,173
Accrued income taxes	17,946	7,522
Accrued employee costs	31,257	18,168
Other current liabilities	44,798	24,099

Total current liabilities	299,586	188,962

Long-term debt	90,000	—
Deferred income taxes	32,504	27,453
Uncertain tax positions	14,961	15,733
Pension liability	55,160	15,799
Other non-current liabilities	24,808	20,057

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,712,517 shares issued in 2010 and 30,435,569 shares issued in 2009	307	304
Capital in excess of par value	577,530	569,487
Retained earnings	644,098	584,508
Treasury stock (202,556 shares in 2010 and 166,672 shares in 2009, at cost)	(7,234)	(6,025)
Accumulated other comprehensive income (loss)	(9,766)	(16,969)

Total OM Group, Inc. stockholders’ equity	1,204,935	1,131,305
Noncontrolling interest	39,665	44,827

Total equity	1,244,600	1,176,132

Total liabilities and equity	$1,761,619	$1,444,136

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009
Net sales	$297,222	$235,239	$903,518	$630,297
Cost of products sold (excluding restructuring charges)	221,835	181,183	687,512	515,192
Restructuring charges	1,106	11,377	1,913	11,377

Gross profit	74,281	42,679	214,093	103,728
Selling, general and administrative expenses	39,473	32,103	116,901	100,542
Goodwill impairment, net	—	(125)	—	37,504
Restructuring charges (reversals)	(37)	551	141	551
Gain on termination of retiree medical plan	—	—	—	(4,693)

Operating profit (loss)	34,845	10,150	97,051	(30,176)
Other income (expense):
Interest expense	(1,481)	(76)	(3,794)	(608)
Interest income	255	193	641	726
Foreign exchange gain (loss)	(688)	(215)	(8,088)	650
Other expense, net	183	(25)	(210)	(235)

	(1,731)	(123)	(11,451)	533

Income (loss) from continuing operations before income tax expense	33,114	10,027	85,600	(29,643)
Income tax expense	(9,159)	(921)	(31,791)	(6,650)

Income (loss) from continuing operations, net of tax	23,955	9,106	53,809	(36,293)
Income from discontinued operations, net of tax	1,003	1,846	622	1,785

Consolidated net income (loss)	24,958	10,952	54,431	(34,508)
Net (income) loss attributable to the noncontrolling interest	(757)	473	5,159	2,325

Net income (loss) attributable to OM Group, Inc.	$24,201	$11,425	$59,590	$(32,183)

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.76	$0.32	$1.94	$(1.12)
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.03	0.06	0.02	0.06

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.79	$0.38	$1.96	$(1.06)

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$0.76	$0.32	$1.93	$(1.12)
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.03	0.06	0.02	0.06

Net income (loss) attributable to OM Group, Inc. common shareholders	$0.79	$0.38	$1.95	$(1.06)

Weighted average shares outstanding — basic	30,474	30,265	30,417	30,236
Weighted average shares outstanding — assuming dilution	30,560	30,436	30,535	30,236

Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$23,198	$9,579	$58,968	$(33,968)
Income from discontinued operations, net of tax	1,003	1,846	622	1,785

Net income (loss)	$24,201	$11,425	$59,590	$(32,183)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Consolidated net income (loss)	$24,958	$10,952	$54,431	$(34,508)
Foreign currency translation adjustments	15,884	5,949	7,955	11,592
Unrealized gain (loss) on cash flow hedges, net of tax	1,482	(494)	(2,784)	(168)
Reclassification of hedging activities into earnings, net of tax	817	451	2,032	541
Reversal of accumulated unrecognized gain on retiree medical plan	—	—	—	(137)

Net change in accumulated other comprehensive income	18,183	5,906	7,203	11,828

Comprehensive income (loss)	43,141	16,858	61,634	(22,680)
Comprehensive (income) loss attributable to noncontrolling interest	(762)	472	5,162	2,323

Comprehensive income (loss) attributable to OM Group, Inc.	$42,379	$17,330	$66,796	$(20,357)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Nine Months Ended September 30,
(In thousands)	2010	2009
Operating activities
Consolidated net income (loss)	$54,431	$(34,508)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(622)	(1,785)
Depreciation and amortization	40,186	41,110
Share-based compensation expense	4,151	4,586
Tax deficiency (excess tax benefit) on exercise/vesting of share awards	(93)	424
Foreign exchange (gain) loss	8,088	(650)
Goodwill impairment charges, net	—	37,504
Restructuring charges	2,054	11,928
Gain on termination of retiree medical plan	—	(4,693)
Other non-cash items	576	5,051
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(22,654)	4,183
Inventories	30,393	40,804
Accounts payable	30,127	11,111
Other, net	15,037	(10,509)

Net cash provided by operating activities	161,674	104,556
Investing activities
Expenditures for property, plant and equipment	(16,003)	(22,128)
Acquisitions	(171,979)	—
Other, net	(777)	(2,451)

Net cash used for investing activities	(188,759)	(24,579)
Financing activities
Payments of long-term debt and revolving line of credit	(125,000)	(26,141)
Proceeds from the revolving line of credit	245,000	—
Debt issuance costs	(2,596)	—
(Tax deficiency) excess tax benefit on exercise/vesting of share awards	93	(424)
Proceeds from exercise of stock options	3,802	11
Payment related to surrendered shares	(1,209)	(535)

Net cash provided by (used for) financing activities	120,090	(27,089)
Effect of exchange rate changes on cash	(1,599)	2,801

Cash and cash equivalents
Increase in cash and cash equivalents from continuing operations	91,406	55,689
Discontinued operations — net cash used for operating activities	(33)	—
Balance at the beginning of the period	355,383	244,785

Balance at the end of the period	$446,756	$300,474

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Total Equity

	Nine Months Ended September 30,
(In thousands)	2010	2009
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,269	30,181
Shares issued under share-based compensation plans	241	85

	30,510	30,266

Common Stock — Dollars
Beginning balance	$304	$303
Shares issued under share-based compensation plans	3	1

	307	304

Capital in Excess of Par Value
Beginning balance	569,487	563,454
Share-based compensation — employees	3,966	4,383
Share-based compensation — non-employee directors	185	203
(Tax deficiency) excess tax benefit from exercise/vesting of share awards	93	(424)
Shares issued under share-based compensation plans	3,799	10

	577,530	567,626

Retained Earnings
Beginning balance	584,508	602,365
Net income (loss) attributable to OM Group, Inc.	59,590	(32,183)

	644,098	570,182

Treasury Stock
Beginning balance	(6,025)	(5,490)
Reacquired shares	(1,209)	(535)

	(7,234)	(6,025)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(16,969)	(29,983)
Foreign currency translation	7,955	11,592
Reclassification of hedging activities into earnings, net of tax benefit of $785 and $59 in 2010 and 2009, respectively	2,032	541
Unrealized loss on cash flow hedges, net of tax expense (benefit) of $636 and ($190) in 2010 and 2009, respectively	(2,784)	(168)
Reversal of accumulated unrecognized gain on retiree medical plan	—	(137)

	(9,766)	(18,155)

Total OM Group Inc. stockholders’ equity	1,204,935	1,113,932

Noncontrolling interest
Beginning balance	44,827	47,429
Net income (loss) attributable to the noncontrolling interest	(5,159)	(2,325)
Foreign currency translation	(3)	2

	39,665	45,106

Total equity	$1,244,600	$1,159,038

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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2010 and the results of its operations and its comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 and the results of its cash flows and changes in total equity for the nine months ended September 30, 2010 and 2009 have been included. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

Accounting Guidance Not Yet Adopted
In July 2010, the FASB issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance will require disaggregated information about the credit quality of financing receivables and the allowance for credit losses based on portfolio segment and class, as well as disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. When effective, the Company will comply with the disclosure provisions of this guidance.
In March 2010, the FASB issued guidance that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This guidance sets forth requirements for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in the period in which the milestone is achieved. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company has not determined the effect, if any, the adoption of this guidance will have on its results of operations or financial position.
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
Note 3 — Acquisition
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies LLC from EaglePicher Corporation for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets, and is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories: (i) proprietary battery products and (ii) complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which approximately 60 percent came from its defense business, approximately 33 percent from its aerospace business, and the remainder from its medical business. The acquisition of EaglePicher Technologies furthers the Company’s growth strategy and expands its presence in the battery market.
The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired, resulting in $65.1 million of goodwill, of which $18.6 million is deductible for tax purposes. The excess purchase price over net assets acquired primarily reflects the Company’s view that this acquisition will add broad technical expertise in battery applications, which will be critical to the Company’s growth in battery materials and technologies. The following represents the final allocation of the purchase price:

Accounts Receivable	$12,144
Inventories	27,459
Other current assets	1,936
Property, plant and equipment	44,460
Other assets	5,276
Customer relationships	40,700
Know-how	18,600
Developed technology	3,100
Tradename	20,700
Goodwill	65,112

Total assets acquired	239,487

Net pension obligations	42,902
Other liabilities, primarily accounts payable and other accrued liabilities	24,606

Total liabilities assumed	67,508

$171,979

Customer relationships represent the estimated fair value of relationships with customers acquired in connection with the acquisition. Know-how and developed technology represent a combination of processes, patents and trade secrets developed through years of experience in development and manufacturing of EaglePicher Technologies products. Tradename represents the EaglePicher name that the Company will continue to use. The weighted-average amortization periods for customer relationships, know-how and developed technology acquired are 18 years, 20 years and 15 years, respectively. The tradename is an indefinite-lived asset that will be tested for impairment at least annually.
In connection with the EaglePicher Technologies acquisition, the Company incurred a total of $3.5 million in acquisition-related costs, of which $2.2 million was recognized in the first quarter of 2010 and $1.3 million was recognized in the fourth quarter of 2009. Acquisition-related costs are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. A significant portion of these expenses were related to investment banking and due diligence fees.
EaglePicher Technologies is operated and reported within a new segment called Battery Technologies. The Battery Technologies segment uses the percentage of completion method to recognize a majority of its revenue. The majority of defense contracts use units-of-delivery, and the majority of aerospace contracts use the cost-to-cost method as the basis to measure progress toward completing the contract. Under the cost-to-cost method, revenue is recognized based on the ratio of cost incurred compared to managements’ estimate of total costs expected to be incurred under the contract. The percentage of completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed periodically and adjustments are reflected in the accounting period such amounts are determined. Significant contracts are reviewed at least quarterly. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.
Note 4 — Restructuring
During 2009, the Company announced, and began to implement, a restructuring plan for the Company’s Advanced Organics business within the Specialty Chemicals segment to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of products and overcapacity in the European carboxylate business. The restructuring plan includes exiting the Manchester, England manufacturing facility and workforce reductions at the Company’s Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The restructuring plan includes the elimination of 100 employee positions, including two in Westlake, five in Belleville, six in Franklin, 15 in Kokkola and 72 in Manchester. The majority of position eliminations were completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
During the three and nine months ended September 30, 2010, the Company recorded restructuring charges totaling $1.1 million and $2.1 million, respectively, in the Unaudited Condensed Consolidated Statements of Operations. The Company will continue to incur severance, decommissioning and demolition costs, lease termination costs and other exit costs that will be expensed as incurred. The Company has incurred and expects to incur the following restructuring charges:

			Charges (reversals)	Additional
	Total charges	Total charges	incurred in the	charges
	expected to	incurred through	nine months ended	expected to
	be incurred	December 31, 2009	September 30, 2010	be incurred
Cash charges
Workforce reductions	$6,277	$4,967	$1,156	$154

Decommissioning, demolition and lease termination charges	2,107	25	1,269	813

	8,384	4,992	2,425	967

Non-cash charges
Fixed asset impairment	5,536	5,536	—	—
Inventory impairment/other charges (reversals)	1,809	2,180	(371)	—

	7,345	7,716	(371)	—

Total charges	$15,729	$12,708	$2,054	$967

Decommissioning and demolition of the Manchester, England facility began during the third quarter of 2010 and is expected to be completed during the first half of 2011. The additional charges expected to be incurred will be recognized in the fourth quarter of 2010 and the first half of 2011.
The following table presents the cash activity and accrued liability balance related to the restructuring program:

	Workforce
	reductions	Other charges	Total
Balance at December 31, 2009	$4,859	$25	$4,884
Cash charges/(reversals)	1,156	1,269	2,425
Foreign currency translation adjustment	(247)	(340)	(587)
Cash payments	(5,069)	(954)	(6,023)

Balance at September 30, 2010	$699	$—	$699

The restructuring accrual represents future cash payments and is recorded on the September 30, 2010 Unaudited Condensed Consolidated Balance Sheet in Other current liabilities. Workforce reduction payments, primarily severance, are expected to be completed by June 30, 2011.
Note 5 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$133,418	$150,113
Work-in-process	42,532	15,952
Finished goods	108,213	121,031

	$284,163	$287,096

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

Discount rate	5.5% – 5.8%
Expected return on pension plan assets	6.75% – 8.25%
Cash balance interest credit	4.25%
Rate of compensation increase	3.50%
Set forth below is a detail of the net periodic expense for the U.S. pension defined benefit plans, including expense related to EaglePicher Technologies since the date of acquisition:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pension Benefits
Interest cost	$2,829	$342	$7,630	$1,026
Service cost	263	—	699	—
Amortization of unrecognized net loss	104	54	272	162
Expected return on plan assets	(2,587)	(197)	(6,948)	(591)

Total expense	$609	$199	$1,653	$597

Pension contributions of $3.6 million and $4.6 million were made by the Company in the three and nine months ended September 30, 2010, respectively. The Company presently anticipates contributing an additional $0.5 million to fund its pension obligations in the fourth quarter of 2010.
Note 7 — Debt
On March 8, 2010, the Company entered into a new $250.0 million secured revolving credit facility (the “Revolver”). The Revolver replaced the Company’s prior revolving credit facility that was scheduled to expire in December 2010. The Revolver includes an “accordion” feature under which the Company may increase the Revolver’s availability by $75.0 million to a maximum of $325.0 million, subject to certain customary conditions and the agreement of current or new lenders to accept a portion of the increased commitment. To date, the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by the Company’s present and future subsidiaries (other than immaterial subsidiaries, joint ventures and certain foreign subsidiaries) and are secured by a lien on substantially all of the personal property assets of the Company and subsidiary guarantors, except that the lien on the shares of first-tier foreign subsidiaries is limited to 65% of such shares.

The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At September 30, 2010, the Company’s interest coverage ratio was 34.1 to 1.00 and its leverage ratio was .69 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of September 30, 2010, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowings under the Revolver totaled $120.0 million at September 30, 2010, and the outstanding borrowings under the prior credit facility were $0.0 million at December 31, 2009. At September 30, 2010, the weighted average interest rate for the outstanding borrowings under the Revolver was 2.9%, and the weighted average interest rate for the outstanding borrowings under the Revolver together with the related interest rate swap agreements was 3.2%.
The Company incurred fees and expenses of $2.6 million related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense over the three-year term of the Revolver.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at September 30, 2010 or December 31, 2009.
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
For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is initially recognized in Accumulated other comprehensive income (loss) (“AOCI(L)”) in Stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge of a foreign subsidiary, the effective portion of the change in fair value of the hedging instrument is reported in AOCI(L) as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings. The Company has not entered into any net investment hedges.
Commodity Price Risk
The Company enters into derivative instruments and hedging activities to manage commodity price risk. The Company, from time to time, employs derivative instruments in connection with certain purchases and sales of inventory in order to establish a fixed margin and mitigate the risk of price volatility. Some customers request fixed pricing and the Company may use a derivative to mitigate price risk. The Company makes or receives payments based on the difference between a fixed price (as specified in each individual contract) and the market price of the commodity being hedged. These payments will offset the change in prices of the underlying sales or purchases and effectively fix the price of the hedged commodity at the contracted rate for the contracted volume. While this hedging may limit the Company’s ability to participate in gains from favorable commodity price fluctuations, it also limits the risk of loss from adverse commodity price fluctuations.
Derivative instruments employed by the Company to manage commodity price risk include cash flow and fair value hedges as well as some contracts that are not designated as accounting hedges.
Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At December 31, 2009, the notional quantity of open copper forward sales contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the Accounting Standards Codification (“ASC”) was 1.3 million pounds. The Company had no copper forward sales contracts designated as cash flow hedges at September 30, 2010. No hedge ineffectiveness was recorded in income in the three and nine months ended September 30, 2010 or the three and nine months ended September 30, 2009 for these hedges.
Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. The Company had no cobalt forward purchase contracts designated as fair value hedges at September 30, 2010 or December 31, 2009.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 11.1 million Euros and 1.5 million Euros at September 30, 2010 and December 31, 2009, respectively. The Company designated these derivatives as cash flow hedges of its forecasted Euro-denominated expenses. The outstanding contracts as of September 30, 2010 had maturities ranging up to three months. As of September 30, 2010, AOCI(L) included a cumulative loss of $0.2 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next three months. No hedge ineffectiveness was recorded in income in the three and nine months ended September 30, 2010 or the three and nine months ended September 30, 2009 for these hedges.
Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital, acquisition and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $60.0 million at September 30, 2010. The outstanding contracts as of September 30, 2010 had maturities ranging up to 20 months. As of September 30, 2010, AOCI(L) included a cumulative loss of $0.5 million related to these contracts, of which $0.3 million is expected to be reclassified to earnings within the next twelve months. The Company had no outstanding interest rate derivatives at December 31, 2009. No hedge ineffectiveness was recorded in income in the three and nine months ended September 30, 2010 or the three and nine months ended September 30, 2009 for these hedges.

The following table summarizes the fair value of derivative instruments designated as hedging instruments in accordance with the “Derivatives and Hedging” topic of the ASC as recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivative Assets
	September 30, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current assets	$—	Other current assets	$258

Total		$—		$258

	Derivative Liabilities
	September 30, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value
Euro forward contracts	Other current liabilities	$(316)	Other current liabilities	$—
Commodity contracts	Other current liabilities	—	Other current liabilities	226
Interest rate swap agreements	Other current liabilities	(493)	Other current liabilities	—

Total		$(809)		$226

The following table summarizes the effect of derivative instruments for the three and nine months ended September 30 as recorded in the Unaudited Condensed Consolidated Statements of Operations:

Derivatives in Fair Value Hedging Relationships
	Location of Gain	Amount of Gain (Loss) on Derivative Recognized in
	(Loss) on Derivative	Income for the
	Recognized in	Three Months Ended
	Income	September 30, 2010	September 30, 2009
Commodity contracts	Cost of products sold	$—	$—

	Location of Gain	Amount of Gain (Loss) on Derivative Recognized in
	(Loss) on Derivative	Income for the
	Recognized in	Nine Months Ended
	Income	September 30, 2010	September 30, 2009
Commodity contracts	Cost of products sold	$—	$227

		Location of Gain (Loss)	Amount of Gain (Loss) on Related Hedged Item
	Hedged Items in Fair	on Related Hedged Item	Recognized in Income for the Three Months Ended
	Value Relationships	Recognized in Income	September 30, 2010	September 30, 2009
Commodity contracts	Firm commitment	Cost of products sold	$—	$—

		Location of Gain (Loss)	Amount of Gain (Loss) on Related Hedged Item
	Hedged Items in Fair	on Related Hedged Item	Recognized in Income for the Nine Months Ended
	Value Relationships	Recognized in Income	September 30, 2010	September 30, 2009
Commodity contracts	Firm commitment	Cost of products sold	$—	$(227)

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative		Amount of Gain (Loss) on Derivative Recognized
	Recognized in AOCI(L) (Effective Portion) for		in AOCI(L) (Effective Portion) for the Nine
	the Three Months Ended		Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Euro forward contracts	$1,689	$263	$(2,237)	$1,248
Commodity contracts	—	(757)	(54)	(1,416)
Interest rate swaps	(207)	—	(493)	—

Total	$1,482	$(494)	$(2,784)	$(168)

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from
	Reclassified from	AOCI(L) into Income (Effective Portion) for the
	AOCI(L) into Income	Three Months Ended
	(Effective Portion)	September 30, 2010	September 30, 2009
Euro forward contracts	Cost of products sold	$(817)	$361
Commodity contracts	Net sales	—	(812)

Total		$(817)	$(451)

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from
	Reclassified from	AOCI(L) into Income Effective Portion) for the
	AOCI(L) into Income	Nine Months Ended
	(Effective Portion)	September 30, 2010	September 30, 2009
Euro forward contracts	Cost of products sold	$(1,811)	$606
Commodity contracts	Net sales	(221)	(1,147)

Total		$(2,032)	$(541)

Note 9 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	September 30, 2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$(316)	$—	$(316)	$—
Interest rate swaps	(493)	—	(493)	—

Total	$(809)	$—	$(809)	$—

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency volatility and interest rate swaps; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on foreign exchange and interest rates. There were no transfers into or out of Levels 1, 2 or 3 in the first nine months of 2010.
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
Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. Cost method investments are evaluated for impairment quarterly. The Company has a $2.0 million investment in Quantumsphere, Inc. (“QSI”) accounted for under the cost method. The Company and QSI have agreed to co-develop new, proprietary applications for the high-growth, high-margin clean-energy and portable power sectors. In addition, the Company has the right to market and distribute certain QSI products. QSI has secured short-term financing but is continuing to seek additional permanent financing to fund its operating activities. QSI has not yet identified a source of those additional funds. Failure to obtain such financing could require QSI to delay, scale back or change their development plans, or cease operations altogether, and could affect the recoverability of the Company’s investment in QSI, possibly resulting in an impairment charge by the Company related to its investment in QSI.
Note 10 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service is currently examining the Company’s 2007 U.S. federal income tax return. This examination is expected to be completed in the first half of 2011.
During 2008, the Company completed an analysis of foreign tax credit positions and recorded a tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As of September 30, 2010, the Company has a receivable of $35.3 million (included in Refundable and prepaid income taxes on the Unaudited Condensed Consolidated Balance Sheets) related to amending its U.S. tax returns. The Company expects to receive this refund in the first half of 2011.
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
Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$(563)	$(6,718)	$(10,722)	$(41,026)
Outside the United States	33,677	16,745	96,322	11,383

	$33,114	$10,027	$85,600	$(29,643)

The Company’s effective income tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effective income tax rate	27.7%	9.2%	37.1%	-22.4%

In the nine months ended September 30, 2010, the Company recorded discrete tax items netting to expense of $6.1 million (comprised of expense through the second quarter of $6.4 million and a benefit of $0.3 million in the third quarter). During the nine-month period, the Company recorded $8.9 million of discrete tax expense related to the GTL joint venture, of which the Company’s share is 55%, or $4.9 million. The GTL items are primarily comprised of an $11.5 million charge in the second quarter and a benefit of $2.6 million in the first quarter. The $11.5 million charge in the second quarter of 2010 was to reserve a portion of GTL’s prepaid income tax balance. In July 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of 2010 taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. In addition, during the second quarter of 2010, it was determined that GTL was no longer subject to certain import taxes that had been assessed through the first quarter of 2010. Given these changes, the Company updated its estimation of the realizability of GTL’s prepaid tax asset in the DRC and recorded an allowance of $11.5 million against the prepaid tax asset in the second quarter of 2010. The benefit of $2.6 million in the first quarter primarily related to a return to provision adjustment. Excluding the discrete items, the effective income tax rate would have been 30.0%.
The effective income tax rates excluding the discrete items for the three and nine months ended September 30, 2010 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland, which has a 26% statutory tax rate) and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In these periods, there was no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to the ability to utilize foreign tax credits and current year U.S. losses.
Income from discontinued operations in the third quarter of 2010 includes a $1.6 million tax benefit related to a prior period error.
In the three months ended September 30, 2009, the Company recorded discrete tax items netting to a benefit of $1.2 million. During the three-month period, the Company recorded discrete tax expense of $1.1 million related to the GTL joint venture, of which the Company’s share is 55%, or $0.6 million. During the third quarter of 2009, the Company recorded a $2.8 million discrete tax benefit related to amending prior year U.S. tax returns to claim foreign tax credits. Excluding the discrete items, the effective income tax rate would have been 21%. That rate is lower than the U.S. statutory tax rate of 35% primarily due to income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate and the tax holiday in Malaysia.
In the nine months ended September 30, 2009, the Company recorded discrete tax items netting to expense of $4.5 million. During the nine-month period, the Company recorded discrete tax expense of $6.4 million related to the GTL joint venture, of which the Company’s share is 55%, or $3.5 million. Excluding the discrete items, the Company recorded tax expense of $2.1 million on a loss from continuing operations before income taxes of $29.6 million. Expense of $2.1 million, excluding discrete items, differs from the amount that would be calculated using the U.S. statutory tax rate of 35% primarily due to the non-deductible goodwill impairment charges and losses in certain jurisdictions for which there is no tax benefit, both partially offset by income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate. In both the three and nine months ended September 30, 2009, U.S. tax expense related to foreign earnings repatriation was fully offset by foreign tax credits and U.S. losses.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced income tax expense by $1.3 million and $4.3 million in the three and nine months ended September 30, 2010, respectively, and $1.1 million in the three and nine months ended September 30, 2009. The benefit of the tax holiday on net income per diluted share was approximately $0.04 and $0.14 in the three and nine months ended September 30, 2010 and $0.04 in the three and nine months ended September 30, 2009.
Note 11 — Earnings Per Share
The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$23,198	$9,579	$58,968	$(33,968)

Weighted average shares outstanding — basic	30,474	30,265	30,417	30,236
Dilutive effect of stock options and restricted stock	86	171	118	—

Weighted average shares outstanding — assuming dilution	30,560	30,436	30,535	30,236

Earnings per common share:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — basic	$0.76	$0.32	$1.94	$(1.12)

Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders — assuming dilution	$0.76	$0.32	$1.93	$(1.12)

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss) attributable to OM Group, Inc. common shareholders	$24,201	$11,425	$59,590	$(32,183)

Weighted average shares outstanding — basic	30,474	30,265	30,417	30,236
Dilutive effect of stock options and restricted stock	86	171	118	—

Weighted average shares outstanding — assuming dilution	30,560	30,436	30,535	30,236

Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common shareholders — basic	$0.79	$0.38	$1.96	$(1.06)

Net income (loss) attributable to OM Group, Inc. common shareholders — assuming dilution	$0.79	$0.38	$1.95	$(1.06)

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
In the three and nine months ended September 30, 2010, stock options to purchase 0.3 million and 0.2 million shares of common stock, respectively, were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti dilutive.
As the Company had a loss from continuing operations for the nine months ended September 30, 2009, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net loss attributable to OM Group, Inc. common shareholders assuming dilution for the nine months ended

September 30, 2009. For the three months ended September 30, 2009, share-based compensation awards for 0.2 million shares were excluded from the diluted earnings per share calculation because they were antidilutive.
Note 12 — Commitments and Contingencies
In October 2010, GTL was served in Jersey, Channel Islands, with an injunction obtained by Marange Investments (Proprietary) Limited (“Marange”), which restrains Gécamines (a partner in GTL) from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds, pending the resolution of proceedings brought by Marange against Gécamines in the Supreme Court of South Africa. As a result, GTL has been enjoined from making payments to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines up to the value of 14.5 million British Pounds.
In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. GTL intends to appeal the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into Court. As a result, the amounts due from GTL to Gécamines (included in Accounts payable on the Unaudited Condensed Consolidated Balance Sheets), which was $63.8 million at September 30, 2010, will be deposited with the Court during the fourth quarter of 2010 in connection with the filing of such appeal. Until the appeal is resolved, additional amounts due from GTL to Gécamines, up to the amount of the Arbitration Awards, will be deposited with the Court as they become due. While there can be no assurances with respect to the final outcome of either matter, the Company believes that, based on the information currently available to it, this matter will not have a material adverse effect upon its financial condition or results of operations.
The Company has potential contingent liabilities with respect to environmental matters related to its former Precious Metals Group (“PMG”) operations in Brazil. The Company has been informed by the purchaser of the PMG operations of potential environmental issues at three of the operating locations in Brazil. Environmental cost-sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. The Company has reviewed the limited information made available to it on the environmental conditions and is awaiting more detailed information from the purchaser of PMG. The Company cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs until more detailed information is received.
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At September 30, 2010 and December 31, 2009, the Company has recorded environmental liabilities of $2.3 million and $2.8 million, respectively, related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. In addition, at September 30, 2010, the Company has recorded a $1.3 million environmental liability associated with the Joplin, Missouri site. The $1.3 million liability related to the Joplin, Missouri site was a liability acquired with the EaglePicher Technologies acquisition. Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.
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
Note 13 — Goodwill
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit (including goodwill) and compares that amount to the carrying value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, the “Intangibles—Goodwill and Other” topic of the ASC requires a second step to determine the implied fair value of goodwill of the reporting unit, and a comparison of that amount to the carrying value of the goodwill of the reporting unit. This second step includes valuing all of the tangible and intangible assets and liabilities of the reporting unit as if they had been acquired in a business combination.
During the first nine months of 2009, impairment indicators caused the Company to conduct interim impairment tests for its Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks reporting units. As a result of the interim tests, the Company recorded non-cash charges of $37.5 million in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, (“UPC”) and Photomasks reporting units in the nine months ended September 30, 2009,.

Note 14 — Termination of Retiree Medical Plan
In June 2009, the Company announced a plan to terminate its unfunded postretirement medical and life insurance plan. As a result of such action, benefits available to eligible employees and retirees ceased on August 31, 2009. The Company recognized a $4.7 million gain on the termination for the second quarter of 2009. The $4.7 million gain, which is included in Corporate for segment reporting, is net of reversal of unrecognized actuarial gain of $0.1 million.
Note 15 — Share-Based Compensation
Under the 2007 Incentive Compensation Plan (the “2007 Plan”), the Company may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides specifically for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The Unaudited Condensed Statements of Consolidated Operations include share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses in the amount of $1.4 million and $4.2 million for the three and nine months ended September 30, 2010, respectively, and $1.3 million and $4.4 million for the three and nine months ended September 30, 2009, respectively. At September 30, 2010, there was $6.9 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $1.2 million in the remaining three months of 2010, $3.4 million in 2011, $2.2 million in 2012 and $0.1 million in 2013. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company currently are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, shares are valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Company issued 2,518 and 6,598 shares to non-employee directors during the three and nine months ended September 30, 2010, respectively and 2,352 and 9,066 shares to non-employee directors during the three and nine months ended September 30, 2009, respectively.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 238,050 and 188,003 shares of common stock during the nine months ended September 30, 2010 and 2009, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s chief executive officer in connection with payment of his 2008 high-performance bonus.
The fair value of options granted during the nine months ended September 30, 2010 and 2009 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

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

The following table sets forth the number of shares and weighted-average grant-date fair value:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at January 1, 2010	337,812	$18.96
Granted during the first nine months of 2010	238,050	$17.23
Vested during the first nine months of 2010	(171,544)	$21.10
Forfeited during the first nine months of 2010	(11,404)	$16.04

Non-vested at September 30, 2010	392,914	$17.06

Non-vested at January 1, 2009	307,289	$26.10
Granted during the first nine months of 2009	188,003	$11.23
Vested during the first nine months of 2009	(135,446)	$24.45
Forfeited during the first nine months of 2009	(14,867)	$16.18

Non-vested at September 30, 2009	344,979	$18.93

The Company received cash payments of $3.8 million during the nine months ended September 30, 2010 in connection with the exercise of stock options. The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The total intrinsic value of options exercised was $2.1 million during the nine months ended September 30, 2010. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option. There were no options exercised in the nine months ended September 30, 2009.
A summary of the Company’s stock option activity for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Aggregate intrinsic value in thousands)	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2010	1,035,942	$35.37
Granted	238,050	$30.67
Exercised	(168,787)	$22.52
Expired unexercised	(6,932)	$53.75
Forfeited	(11,404)	$29.49

Outstanding at September 30, 2010	1,086,869	$36.28	6.78	$2,289
Vested or expected to vest at September 30, 2010	1,065,564	$36.30	6.74	$2,243
Exercisable at September 30, 2010	693,955	$38.96	5.62	$1,210
Restricted Stock — Performance-Based Awards
During the first nine months of 2010 and 2009, the Company awarded 121,700 and 87,250 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2010 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets, in each case over a three-year performance period ending December 31, 2012. The shares awarded during 2009 will vest upon the satisfaction of the same performance criteria, measured in each case over a three-year performance period ending December 31, 2011. In addition, 60,200 shares were awarded during 2008 and will vest upon the satisfaction of established performance criteria based on consolidated operating profit and average return on net assets, measured in each case over a three-year performance period ending December 31, 2010.
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
A summary of the Company’s performance-based restricted stock awards for the nine months ended September, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2010	221,579	$37.52
Granted	121,700	$30.67
Vested	(74,676)	$41.43
Forfeited	(14,628)	$40.81

Non-vested at September 30, 2010	253,975	$32.90

Expected to vest at September 30, 2010	27,185
Restricted Stock Units — Performance-Based Awards
During the nine months ended September 30, 2010 and 2009, the Company awarded 19,850 and 22,480 performance-based restricted stock units, respectively, to employees outside the U.S. that vest subject to the Company’s financial performance for three-year performance periods ending on December 31, 2012 and December 31, 2011, respectively. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2010 and 2009 performance-based restricted stock awards described above.
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

A summary of the Company’s performance-based restricted stock unit awards for the nine months ended September 30, 2010 is as follows:

Units
Non-vested at January 1, 2010	19,380
Granted	19,850
Accelerated vesting due to retirement	(350)
Forfeited	(350)

Non-vested at September 30, 2010	38,530

Expected to vest at September 30, 2010	4,219
Restricted Stock — Time-Based Awards
During the nine months ended September 30, 2010 and 2009, the Company awarded 63,100 and 24,850 shares of time-based restricted stock, respectively, that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. In addition, during the nine months ended September 30, 2009, the Company awarded 4,127 shares of time-based restricted stock with a vesting period of one year to its chief executive officer in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $1.9 million for the 2010 awards and $0.6 million for the 2009 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A total of 22,760 shares of time-based restricted stock awarded during 2007 vested during the nine months ended September 30, 2010. Upon vesting, employees surrendered 7,923 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. The 4,127 shares granted during 2009 to the Company’s chief executive officer, as discussed above, vested during the nine months ended September 30, 2010. Upon vesting, the Company’s chief executive officer surrendered 1,310 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock.
A summary of the Company’s time-based restricted stock awards for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	65,662	$40.25
Granted	63,100	$30.67
Vested	(26,887)	$46.40
Forfeited	(2,850)	$33.34

Nonvested at September 30, 2010	99,025	$32.67

Expected to vest at September 30, 2010	94,125
Restricted Stock Units — Time-Based Awards
During the nine months ended September 30, 2010 and 2009, the Company awarded 10,550 and 4,400 time-based restricted stock units, respectively, to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock unit awards for the first nine months of 2010 is as follows:

Units
Nonvested at January 1, 2010	3,500
Granted	10,550
Accelerated vesting due to retirement	(200)
Forfeited	—

Nonvested at September 30, 2010	13,850

Expected to vest at September 30, 2010	12,245
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
The Advanced Materials segment consists of inorganics, the DRC smelter joint venture and metal resale. The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramic and chemical end markets. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks. Electronic Chemicals develops and manufactures chemicals for the printed circuit board, memory disk, general metal finishing and electronic packaging and finishing markets. Advanced Organics offers products for the coating and inks, chemical and tire markets. UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics, microelectronics and micro electro mechanical systems industries under the Compugraphics brand name. The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery materials, battery management systems and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missile launchers, missiles, guided bombs and other weapons systems. It also provides primary and secondary batteries, battery management systems, battery chargers, and energetic devices for diverse defense applications such as unmanned vehicles, sub-munitions, mines, sonabuoys, and fuzes. In the aerospace market, Battery Technologies designs, builds and qualifies primary and secondary batteries for satellites, launch vehicles, aircraft, packaging of cells and other special applications. In the medical market, Battery Technologies designs, builds and qualifies miniature batteries to power implantable medical devices.
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 17% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55%-owned joint venture.
Total assets have increased to $1,761.6 million at September 30, 2010 from $1,444.1 million at December 31, 2009. The $317.5 million increase is primarily the result of assets of the new Battery Technologies segment of $245.0 million at September 30, 2010.

The following table reflects the results of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Business Segment Information
Net Sales
Advanced Materials	$148,455	$126,668	$468,685	$339,650
Specialty Chemicals	113,337	109,400	352,786	292,664
Battery Technologies (a)	35,720	—	82,723	—
Intersegment items	(290)	(829)	(676)	(2,017)

	$297,222	$235,239	$903,518	$630,297

Operating profit (loss)
Advanced Materials	$28,332	$15,984	$74,925	$27,386
Specialty Chemicals (b), (c)	12,409	1,710	47,961	(38,097)
Battery Technologies (a)	3,068	—	1,974	—
Corporate (d)	(8,964)	(7,544)	(27,809)	(19,465)

	34,845	10,150	97,051	(30,176)

Interest expense	(1,481)	(76)	(3,794)	(608)
Interest income	255	193	641	726
Foreign exchange gain (loss)	(688)	(215)	(8,088)	650
Other income (expense), net	183	(25)	(210)	(235)

	(1,731)	(123)	(11,451)	533

Income (loss) from continuing operations before income tax expense	$33,114	$10,027	$85,600	$(29,643)

Expenditures for property, plant & equipment
Advanced Materials	$2,198	$5,513	$8,847	$16,058
Specialty Chemicals	1,427	1,252	2,919	6,070
Battery Technologies (a)	1,576	—	4,237	—

	$5,201	$6,765	$16,003	$22,128

Depreciation and amortization
Advanced Materials	$5,117	$6,636	$15,278	$20,094
Specialty Chemicals	5,456	7,480	17,303	20,329
Battery Technologies (a)	2,588	—	6,749	—
Corporate	179	239	856	687

	$13,340	$14,355	$40,186	$41,110

(a)	includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

(b)	includes a $37.5 million non-cash goodwill impairment charge in the nine months ended September 30, 2009.

(c)	includes a $1.1 million and $2.1 million restructuring charge in the three and nine months ended September 30, 2010, respectively, and an $11.9 million restructuring charge in the three and nine months ended September 30, 2009.

(d)	includes $2.2 million of fees related to the EaglePicher Technologies acquisition in the nine months ended September 30, 2010 and a $4.7 million gain on the termination of the Company’s retiree medical plan in the nine months ended September 30, 2009.

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
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC from EaglePicher Corporation for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets, and is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories: (i) proprietary battery products and (ii) complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which 60 percent came from its defense business, 33 percent from its aerospace business and the remainder from its medical business. EaglePicher Technologies is operated and reported within a new segment called Battery Technologies. The results of operations of EaglePicher Technologies have been included in the results of the Company from the date of acquisition.
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
Advanced Organics: Advanced Organics offers products for the coating and inks, chemical and tire markets. Products for the coatings and inks market promote drying and other performance characteristics. Within the chemical markets, the products accelerate the curing of polyester resins found in reinforced fiberglass. In the tire market, the products promote the adhesion of metal to rubber. During 2009, the Company announced, and began to implement, a restructuring plan for the Advanced Organics business to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of products and overcapacity in the European carboxylate business. The restructuring plan included exiting the Manchester, England manufacturing facility and workforce reductions at the Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The majority of position eliminations were completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.
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
The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery materials, battery management systems and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missile launchers, missiles, guided bombs and other weapons systems. It also provides primary and secondary batteries, battery management systems, battery chargers, and energetic devices for diverse defense applications such as unmanned vehicles, sub-munitions, mines, sonabuoys, and fuzes. In the aerospace market, Battery Technologies designs, builds and qualifies primary and secondary batteries for satellites, launch vehicles, aircraft, packaging of cells and other special applications. In the medical market, Battery Technologies designs, builds and qualifies miniature batteries to power implantable medical devices.
Key Factors Affecting Operations
The Company’s business is critically connected to both the availability and price of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a mining by-product of another metal (typically copper or nickel), and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers.
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
Executive Overview
The Company’s Advanced Materials and Specialty Chemicals segments both experienced improved year-over-year operating results. Favorable product mix and the increase in the average cobalt reference price benefitted the Advanced Materials segment in the third quarter of 2010 compared to the third quarter of 2009. Demand for fine powders in powder metallurgy applications strengthened significantly from the third quarter of 2009, partially due to customer restocking within the supply chain. These favorable items were partially offset by decreased demand in battery materials, primarily a decrease in sales of battery materials in China. Year over year, Specialty Chemicals experienced improved demand in Electronic Chemicals, UPC and Photomasks, while volumes decreased in the Advanced Organics business as a result of the closure of the Manchester, England manufacturing facility. The third quarters of 2010 and 2009 include $1.1 million and $11.9 million, respectively, of restructuring charges related to the Advanced Organics business.
On a sequential basis, from the second to the third quarter of 2010, Advanced Materials operating profit improved to $28.3 million in the third quarter of 2010 from $17.3 million in the second quarter of 2010 primarily due to increased cobalt volume and favorable product mix. Specialty Chemicals experienced unfavorable pricing and product mix in the key end markets of Electronic Chemicals, decreased volume in Electronic Chemicals primarily due to inventory de-stocking in the PCB end-market and decreased volume in the Advanced Organics business due in part to increased orders in the second quarter of 2010 in advance of the closure of the Manchester, England facility. As discussed above, the Company completed the acquisition of EaglePicher Technologies on January 29, 2010. Battery Technologies operating profit was $3.1 million in the three months ended September 30, 2010 compared to $0.4 million in the three months ended June 30, 2010. This sequential increase in operating profit was primarily due to timing of deliveries in Defense and Aerospace, commencement of new and delayed government programs in Aerospace, and $1.6 million of charges in the second quarter of 2010 related to purchase price accounting for acquired inventories and deferred revenue that did not recur in the third quarter of 2010.

Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.
Third Quarter of 2010 Compared With Third Quarter of 2009

	Three Months Ended September 30,
(thousands of dollars & percent of net sales)	2010		2009
Net sales	$297,222		$235,239
Cost of products sold (excluding restructuring charges)	221,835		181,183
Restructuring charges	1,106		11,377

Gross profit	74,281	25.0%	42,679	18.1%
Selling, general and administrative expenses	39,473	13.3%	32,103	13.6%
Goodwill impairment, net	—		(125)
Restructuring charges	(37)		551

Operating profit	34,845	11.7%	10,150	4.3%
Other income (expense), net	(1,731)		(123)

Income from continuing operations before income tax expense	33,114		10,027
Income tax expense	(9,159)		(921)

Income from continuing operations, net of tax	23,955		9,106
Income (loss) from discontinued operations, net of tax	1,003		1,846

Consolidated net income	24,958		10,952
Net (income) loss attributable to the noncontrolling interest	(757)		473

Net income attributable to OM Group, Inc.	$24,201		$11,425

The following table identifies, by segment, the components of change in net sales for the third quarter of 2010 compared with the third quarter of 2009:

2009 Net Sales	$235,239
Increase in 2010 from:
Advanced Materials	21,787
Specialty Chemicals	3,937
Battery Technologies	35,720
Intersegment items	539

2010 Net Sales	$297,222

Net sales increased $62.0 million, or 26%, primarily due to favorable selling price, higher product volume and the EaglePicher Technologies acquisition. The average cobalt reference price increased from $17.30 in the third quarter of 2009 to $18.10 in the third quarter of 2010, which together with favorable product mix resulted in higher product selling prices ($10.8 million) in Advanced Materials. Net sales were also positively affected by higher cobalt volume in Advanced Materials ($8.9 million) and higher product volume in Specialty Chemicals ($3.1 million). Advanced Materials also benefited from an increase in cobalt metal resale ($3.8 million) due to the increase in the average cobalt reference price on decreased volume. Favorable selling prices and mix positively affected Specialty Chemicals in the third quarter of 2010 compared to the third quarter of 2009 ($2.8 million). These increases to net sales were partially offset by a $2.1 million decrease in copper by-product sales in the third quarter of 2010 compared to the third quarter of 2009. Battery Technologies (which reflects the results of EaglePicher Technologies from the January 29, 2010 acquisition date) net sales were $35.7 million for the third quarter of 2010. Excluding Battery Technologies, net sales increased $26.3 million, or 11%, in the third quarter of 2010 compared with the third quarter of 2009.
The decrease in copper by-product sales in the third quarter of 2010 compared to the third quarter of 2009 was due to decreased copper volume partially offset by an increase in the average copper price.

During the third quarter of 2009, the Company announced, and began to implement, a restructuring plan of the Company’s Advanced Organics business to better align the cost structure and asset base to industry conditions resulting from weak customer demand, commoditization of products and overcapacity in European carboxylate business. The restructuring plan provides for exiting the Manchester, England manufacturing facility and disposing of the fixed assets located in the Manchester facility, as well as smaller workforce reductions at other facilities. The restructuring plan does not involve the discontinuation of any material product lines or other functions for the Advanced Organics business as a whole. The Company recorded a $1.1 million charge in the third quarter of 2010 related to the restructuring.
Gross profit increased to $74.3 million in the third quarter of 2010 compared with $42.7 million in the third quarter of 2009. The largest factor affecting the $31.6 million increase in gross profit was the increase in the average cobalt reference price and favorable product mix that resulted in higher Advanced Materials selling prices and increased gross profit by $17.7 million in the third quarter of 2010 compared with the third quarter of 2009. Also impacting the Advanced Materials segment gross profit was increased cobalt volume ($5.5 million) in the third quarter of 2010 compared to the third quarter of 2009. These improvements to gross profit in the Advanced Materials segment were partially offset by an $8.6 million increase in manufacturing and distribution expenses. In the Specialty Chemicals segment, gross profit was favorably affected by higher volume ($2.4 million) and lower manufacturing and distribution expenses ($1.8 million), partially offset by unfavorable pricing/mix ($3.3 million). Gross profit in the third quarter of 2009 was affected by an $11.4 million restructuring charge compared with the third quarter of 2010 restructuring charge of $1.1 million. Battery Technologies contributed $6.6 million of gross profit in the third quarter of 2010. The increase in gross profit as a percentage of net sales (25.0% in the third quarter of 2010 versus 18.1% in the third quarter of 2009) was primarily due to the increase in the average cobalt reference price, favorable volume in both Advanced Materials and Specialty Chemicals and favorable manufacturing and distribution expenses in Specialty Chemicals in the third quarter of 2010 compared with the third quarter of 2009.
Selling, general and administrative expenses (“SG&A”) increased to $39.5 million in the third quarter of 2010, compared with $32.1 million in the third quarter of 2009. The $7.4 million increase was primarily due to Battery Technologies SG&A expenses of $3.6 million and increased employee incentive compensation expense related to the anticipated payouts under the 2010 annual bonus program. The decrease in SG&A as a percentage of net sales (13.3% in the third quarter of 2010 versus 13.6% in the third quarter of 2009) was due to SG&A expenses being spread over higher net sales.
The following table identifies, by segment, the components of change in operating profit for the third quarter of 2010 compared with the third quarter of 2009, which change was due to the factors discussed above:

(In thousands)
2009 Operating Profit	$10,150
Increase (decrease) in 2010 from:
Advanced Materials	12,348
Specialty Chemicals	10,699
Battery Technologies	3,068
Corporate	(1,420)

2010 Operating Profit	$34,845

The following table summarizes the components of Other expense, net:

	Three Months Ended September 30,
(In thousands)	2010	2009
Interest expense	$(1,481)	$(76)
Interest income	255	193
Foreign exchange loss	(688)	(215)
Other expense, net	183	(25)

	$(1,731)	$(123)

The increase in interest expense is due to the amount outstanding under the Company’s secured revolving credit facility (the “Revolver”) during the third quarter of 2010 compared with no outstanding borrowings in the third quarter of 2009. The increase in foreign exchange loss is primarily related to the revaluation of non-functional currency cash balances due to changes in exchange rates

(primarily the Taiwanese Dollar, the Malaysian Ringgit and the Singapore Dollar, partially offset by gains from weakening of the U.S. dollar against the Euro during the third quarter of 2010 compared with the third quarter of 2009).
The change in income (loss) from continuing operations before income tax expense for the third quarter of 2010 compared with the third quarter of 2009 was due to the factors discussed above.
The Company recorded income tax expense of $9.2 million on income from continuing operations before income tax expense of $33.1 million for the three months ended September 30, 2010, resulting in an effective income tax rate of 27.7%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland) and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.). In the three months ended September 30, 2010, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to the ability to utilize foreign tax credits and current year U.S. losses. The Company recorded income tax expense of $0.9 million on income from continuing operations before income tax expense of $10.0 million for the three months ended September 30, 2009, resulting in an effective income tax rate of 9.2%. The third quarter of 2009 includes a discrete tax benefit of $1.2 million, comprised primarily of a $2.8 million discrete tax benefit related to amending prior year U.S. tax returns to claim foreign tax credits and tax expense of $1.1 related to GTL in the DRC, of which the Company’s share is 55%. Excluding the tax benefit items, the Company’s effective income tax rate would have been 20.8% for the three months ended September 30, 2009, which differs from the U.S. statutory tax rate primarily due to income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate and the Malaysian tax holiday.
Income from discontinued operations in the third quarter of 2010 was primarily due to a $1.6 million tax benefit related to a prior period error. This benefit was partially offset by the translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Income from discontinued operations in the third quarter of 2009 was primarily due to the reversal of a $2.0 million tax contingency accrual partially offset by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net income attributable to the noncontrolling interest was $0.8 million in the third quarter of 2010 compared with net loss attributable to the noncontrolling interest of $0.5 million in the third quarter of 2009. The change was due to the favorable impact of increased deliveries in the third quarter of 2010 compared with the third quarter of 2009 due to timing of arrivals of cobalt raw material to the Kokkola refinery from the DRC smelter.
Income from continuing operations attributable to OM Group, Inc. was $23.2 million, or $0.76 per diluted share, in the third quarter of 2010 compared with $9.6 million, or $0.32 per diluted share, in the third quarter of 2009. The increase was due primarily to the aforementioned factors.
Net income attributable to OM Group, Inc. was $24.2 million, or $0.79 per diluted share, in the third quarter of 2010 compared with $11.4 million, or $0.38 per diluted share, in the third quarter of 2009. The increase was due primarily to the aforementioned factors.

First Nine Months of 2010 Compared With First Nine Months of 2009

	Nine Months Ended September 30,
(thousands of dollars & percent of net sales)	2010		2009
Net sales	$903,518		$630,297
Cost of products sold (excluding restructuring charges)	687,512		515,192
Restructuring charges	1,913		11,377

Gross profit	214,093	23.7%	103,728	16.5%
Selling, general and administrative expenses	116,901	12.9%	100,542	16.0%
Goodwill impairment, net	—		37,504
Gain on termination of retiree medical plan	—		(4,693)
Restructuring charges	141		551

Operating profit (loss)	97,051	10.7%	(30,176)	-4.8%
Other income (expense), net	(11,451)		533

Income (loss) from continuing operations before income tax expense	85,600		(29,643)
Income tax expense	(31,791)		(6,650)

Income (loss) from continuing operations, net of tax	53,809		(36,293)
Income from discontinued operations, net of tax	622		1,785

Consolidated net income (loss)	54,431		(34,508)
Net (income) loss attributable to the noncontrolling interest	5,159		2,325

Net income (loss) attributable to OM Group, Inc.	$59,590		$(32,183)

The following table identifies, by segment, the components of change in net sales for the first nine months of 2010 compared with the first nine months of 2009:

2009 Net Sales	$630,297
Increase in 2010 from:
Advanced Materials	129,035
Specialty Chemicals	60,122
Battery Technologies	82,723
Intersegment items	1,341

2010 Net Sales	$903,518

Net sales increased $273.2 million, or 43%, primarily due to increased volume, the increase in the cobalt reference price and the EaglePicher Technologies acquisition. Increased end-market demand drove higher volumes in Specialty Chemicals ($45.1 million). Advanced Materials experienced increased cobalt volume ($25.8 million). The improvement in demand was partially due to customer re-stocking within the supply chain in certain end markets. The average cobalt reference price increased from $13.37, $14.44 and $17.30 in the first, second and third quarters of 2009, respectively, to $20.11, $19.36 and $18.10 in the first, second and third quarters of 2010, respectively, which together with favorable product mix, resulted in higher product selling prices ($66.1 million) in Advanced Materials. Advanced Materials also benefited from an increase in cobalt metal resale ($27.3 million) primarily due to the increase in the average cobalt reference price. Advanced Materials copper by-product sales also were higher ($10.8 million) due to the higher average copper price in the first nine months of 2010 compared with the first nine months of 2009, partially offset by lower volume. Favorable selling prices and mix positively affected Specialty Chemicals in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 ($15.1 million). Battery Technologies net sales were $82.7 million for the nine months ended September 30, 2010. Excluding Battery Technologies, net sales increased $190.5 million, or 30%, in the first nine months of 2010 compared with the first nine months of 2009.
As discussed under “Third Quarter of 2010 Compared With Third Quarter of 2009” above, during the third quarter of 2009, the Company announced, and began to implement, a restructuring plan of the Company’s Advanced Organics business. As a result of the restructuring, the Company recorded charges of $2.1 million and $11.9 million in the first nine months of 2010 and 2009, respectively.

Gross profit increased to $214.1 million in the first nine months of 2010 compared with $103.7 million in the first nine months of 2009. The largest factor affecting the $110.4 million increase in gross profit was the increase in the average cobalt reference price that resulted in higher Advanced Materials selling prices, which together with favorable product mix increased gross profit by $60.2 million in the first nine months of 2010 compared with the first nine months of 2009. Also impacting the Advanced Materials segment gross profit was increased cobalt volume ($12.8 million) in the first nine months of 2010 compared to the comparable 2009 period. These improvements to gross profit in the Advanced Materials segment were partially offset by a $28.1 million increase in manufacturing and distribution expenses. In the Specialty Chemicals segment, gross profit was favorably affected by favorable volume ($22.5 million) and pricing/mix ($15.5 million). Battery Technologies contributed $11.9 million of gross profit in the first nine months of 2010, after a $3.2 million impact related to purchase accounting adjustments, discussed below. The increase in gross profit as a percentage of net sales (23.7% in the first nine months of 2010 versus 16.5% in the first nine months of 2009) was primarily due to the favorable effect of a rising cobalt price environment in the first nine months of 2010, which resulted in the sale at higher selling prices of products manufactured using lower cost cobalt raw materials as compared to the conditions that existed during the first nine months of 2009 when cobalt prices were falling, as well as favorable volume and pricing/mix in Specialty Chemicals.
Inventory acquired as part of the EaglePicher Technologies acquisition was initially recorded at fair value, which involves stepping up the value of acquired finished goods and work-in-process from historical cost of the acquired company to its expected sales value less costs to complete and sell the inventory. As this inventory is sold in the ordinary course of business, the inventory step-up is charged to cost of products sold, which reduced gross profit by $2.4 million in the first nine months of 2010. During the first nine months of 2010, the Company also recorded a $0.8 million reduction in revenue related to amortization of the adjustment to fair value deferred revenue on the acquired balance sheet.
SG&A increased to $116.9 million in the first nine months of 2010, compared with $100.5 million in the first nine months of 2009. The increase was primarily due to $9.9 million of Battery Technologies SG&A expenses, $2.2 million in transaction costs associated with the EaglePicher Technologies acquisition and increased employee incentive compensation expense related to the anticipated payouts under the 2010 annual bonus program. The decrease in SG&A as a percentage of net sales (12.9% in the first nine months of 2010 versus 16.0% in the first nine months of 2009) was due to SG&A expenses being spread over higher net sales.
In the first nine months of 2009, the Company recorded a non-cash charge totaling $37.5 million in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, UPC and Photomasks businesses.
The Company recognized a $4.7 million gain for the nine months ended September 30, 2009 on the termination of its retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation was eliminated.
The following table identifies, by segment, the components of change in operating profit for the first nine months of 2010 compared with the first nine months of 2009:

(In thousands)
2009 Operating Loss	$(30,176)
Increase (decrease) in 2010 from:
Advanced Materials	47,539
Specialty Chemicals	86,058
Battery Technologies	1,974
Corporate	(8,344)

2010 Operating Profit	$97,051

The change in operating profit for the first nine months of 2010 as compared to the first nine months of 2009 was due to the factors discussed above and Battery Technologies operating profit, which includes purchase accounting adjustments of $3.2 million discussed above and $2.3 million of amortization of acquired intangibles.

The following table summarizes the components of Other expense, net:

	Nine Months Ended September 30,
(In thousands)	2010	2009
Interest expense	$(3,794)	$(608)
Interest income	641	726
Foreign exchange gain (loss)	(8,088)	650
Other expense, net	(210)	(235)

	$(11,451)	$533

The increase in foreign exchange loss is primarily related to the revaluation of non-functional currencies cash balances due to changes in exchange rates (primarily the Euro and the Malaysian Ringgit). The increase in interest expense is due to the increase in the amount outstanding under the Revolver during the first nine months of 2010 compared with the first nine months of 2009.
The change in income (loss) from continuing operations before income tax expense for the first nine months of 2010 compared with the first nine months of 2009 was due to the factors discussed above, primarily the affect of the increase in the cobalt reference price and increased demand.
The Company recorded income tax expense of $31.8 million on income from continuing operations before income tax expense of $85.6 million for the nine months ended September 30, 2010, resulting in an effective income tax rate of 37.1%. The Company recorded net discrete tax items netting to expense of $6.1 million (comprised of expense through the second quarter of $6.4 million and a benefit of $0.3 million in the third quarter). The Company recorded $8.9 million of discrete tax expense related to the GTL joint venture, of which the Company’s share is 55%, or $4.9 million. The GTL items are primarily comprised of an $11.5 million charge in the second quarter to reserve a portion of GTL’s prepaid income tax balance, and a benefit of $2.6 million in the first quarter primarily related to a return to provision adjustment. Without discrete items, the effective income tax rate for the nine months ended September 30, 2010 would have been 30.0%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.). In the nine months ended September 30, 2010, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to the ability to utilize foreign tax credits and current year U.S. losses. The Company recorded income tax expense of $6.7 million on loss from continuing operations before income tax expense of $29.6 million for the nine months ended September 30, 2009, resulting in a negative effective income tax rate. In the nine months ended September 30, 2009, the Company recorded discrete tax expense items totaling $4.5 million, which included expense of $6.4 million related to GTL in the DRC, of which the Company’s share is 55%. Excluding discrete items, the tax benefit rate for first nine months of 2009 would have been (7.1%), which differs from the U.S. statutory tax rate primarily due to the non-deductible $37.5 million goodwill impairment charge and losses in certain jurisdictions for which there is no tax benefit, both partially offset by income in certain foreign jurisdictions with tax rates lower than the U.S. statutory rate. In the nine months ended September 30, 2009, U.S. tax expense related to foreign earnings repatriation was fully offset by foreign tax credits and U.S. losses.
Income from discontinued operations in the first nine months of 2010 was primarily due to a $1.6 million tax benefit related to a prior period error, partially offset by a $1.2 million increase in a tax contingency accrual in the first nine months of 2010. Income from discontinued operations in the first nine months of 2009 was primarily due to the reversal of a $2.0 million tax contingency accrual in the first nine months of 2009. Both periods were also impacted by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net loss attributable to the noncontrolling interest was $5.2 million in the first nine months of 2010 compared with $2.3 million in the first nine months of 2009. The change was primarily due to the discrete tax items at GTL discussed above and costs associated with the maintenance shutdown of the GTL smelter ($5.7 million), partially offset by the favorable impact of increased deliveries in the first nine months of 2010 compared with the first nine months of 2009 due to timing of arrivals of cobalt raw material to the Kokkola refinery from the DRC smelter.

Income (loss) from continuing operations attributable to OM Group, Inc. was income of $59.0 million, or $1.93 per diluted share, in the first nine months of 2010 compared with a loss of $34.0 million, or $1.12 per diluted share, in the first nine months of 2009. The increase was due primarily to the aforementioned factors.
Net income (loss) attributable to OM Group, Inc. was income of $59.6 million, or $1.95 per diluted share, in the first nine months of 2010 compared with a loss of $32.2 million, or $1.06 per diluted share, in the first nine months of 2009. The increase was due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2010	2009	2010	2009
Net sales	$148.5	$126.7	$468.7	$339.7

Operating profit	$28.3	$16.0	$74.9	$27.4

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Volumes (metric tons)
Product volume *	3,672	3,682	10,778	9,803
Other volume (cobalt metal resale and by-product sales)	2,422	3,353	8,307	10,581
Cobalt refining volume	2,578	2,429	6,851	6,618

*	Excludes cobalt metal resale and by-product sales.
The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Battery Materials	42%	48%	41%	50%
Chemical	13%	14%	13%	14%
Powder Metallurgy	16%	7%	13%	6%
Ceramics	6%	4%	5%	4%
Other*	23%	27%	28%	26%

*	Other includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas	11%	12%	13%	9%
Asia	48%	56%	47%	55%
Europe	41%	32%	40%	36%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2010	2009
First Quarter	$20.11	$13.37
Second Quarter	$19.36	$14.44
Third Quarter	$18.10	$17.30
Fourth Quarter	n/a	$18.35
Full Year	n/a	$15.90
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2010	2009
First Quarter	$3.29	$1.56
Second Quarter	$3.18	$2.12
Third Quarter	$3.28	$2.65
Fourth Quarter	n/a	$3.01
Full Year	n/a	$2.34
Net Sales
The following table identifies the components of change in net sales for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2009 Net Sales	$126.7	$339.7
Increase (decrease) in 2010 from:
Selling price/mix	10.8	66.1
Cobalt volume	8.9	25.8
Cobalt metal resale	3.8	27.3
Copper by-product (price and volume)	(2.1)	10.8
Other	0.4	(1.0)

2010 Net Sales	$148.5	$468.7

The net sales increases in the third quarter and the first nine months of 2010 were due primarily to increased product selling prices which resulted from an increase in the average cobalt reference price and favorable product mix. Favorable product mix was primarily the result of increased demand. Increased demand for fine powders in powder metallurgy applications due in part to customer restocking within the supply chain was partially offset by decreased demand in battery materials, primarily due to a decrease in sales of battery materials in China. Although product volume excluding cobalt metal resale and by-product sales was relatively flat in the third quarter of 2010 compared to the comparable 2009 period (see volume table above), a shift in product mix drove increased cobalt volume, resulting in higher net sales dollars and operating profit as discussed below. Cobalt metal resale was also positively affected by the increase in the cobalt price. The decrease in copper by-product sales in the third quarter of 2010 compared to the third quarter of 2009 was due to decreased copper volume partially offset by an increase in the average copper price. The increase in copper by-product sales in the first nine months of 2010 was due to the higher average copper price in 2010 compared with 2009, partially offset by decreased copper volume. The decrease in copper volume in the third quarter and the first nine months of 2010 compared to the comparable 2009 periods was primarily due to changes in the mix of feed used in the refining process.

Operating Profit
The following table identifies the components of change in operating profit for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009:

	Three	Nine
	Months Ended	Months Ended
(in millions)	September 30	September 30
2009 Operating Profit	$16.0	$27.4
Increase (decrease) in 2010 from:
Price/mix (including cobalt metal resale)	17.7	60.2
Cobalt volume (including cobalt metal resale)	5.5	12.8
Process-based material cost	(1.6)	2.8
Copper by-product (price and volume)	(3.0)	(0.7)
Manufacturing and distribution expenses	(8.6)	(28.1)
Foreign currency	1.7	0.7
Other by-product (price and volume)	1.3	1.2
SG&A expenses	(2.1)	(2.0)
Other	1.4	0.6

2010 Operating Profit	$28.3	$74.9

The increase in operating profit in the third quarter and the first nine months of 2010 compared with comparable 2009 periods was primarily due to favorable cobalt price basis as the first nine months of 2010 benefited from higher product selling prices due to the higher average reference price for cobalt during the first nine months of 2010 and favorable product mix. Also contributing to the increase in operating profit was higher cobalt volume. These items were partially offset by increased manufacturing and distribution expenses due to increased volume at GTL and the increase in cobalt volume. Manufacturing and distribution expenses in the first nine months of 2010 include $5.7 million of expense associated with the maintenance shut-down of the GTL smelter. The decrease in operating profit associated with copper by-product sales was due to decreased volume primarily due to changes in the mix of feed used in the refining process partially offset by favorable copper price.
Specialty Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2010	2009	2010	2009
Net sales	$113.3	$109.4	$352.8	$292.7

Operating profit (loss)	$12.4	$1.7	$48.0	$(38.1)

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Semiconductor	29%	28%	26%	28%
Coatings	16%	18%	16%	19%
Tire	9%	11%	11%	11%
Printed Circuit Board	20%	20%	19%	20%
Memory Disk	10%	10%	12%	9%
Chemical	9%	8%	9%	9%
General Metal Finishing	3%	3%	2%	2%
Other	4%	2%	5%	2%

The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas	27%	28%	27%	29%
Asia	46%	44%	46%	42%
Europe	27%	28%	27%	29%
The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Volumes
Advanced Organics sales volume — metric tons	5,293	5,897	17,423	16,784
Electronic Chemicals sales volume — gallons (thousands)	2,716	2,387	8,330	6,274
Ultra Pure Chemicals sales volume — gallons (thousands)	1,500	1,205	4,325	3,334
Photomasks — number of masks	7,751	6,645	22,201	20,076
Net Sales
The following table identifies the components of change in net sales for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2009 Net Sales	$109.4	$292.7
Increase (decrease) in 2010 from:
Volume	3.1	45.1
Selling price/mix	2.8	15.1
Foreign currency	(1.9)	(1.3)
Other	(0.1)	1.2

2010 Net Sales	$113.3	$352.8

The $3.9 million increase in net sales in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to increased volume and favorable selling price/mix. Favorable volume in Electronic Chemicals, UPC and Photomasks was partially offset by decreased volume in the Advanced Organics business due to the closure of the Manchester, England facility. The third quarter of 2009 was unfavorably impacted by decreased volumes across all end markets due to weak demand as a result of the global economic conditions. On a sequential basis, net sales decreased from $124.4 million in the second quarter of 2010 to $113.3 million in the third quarter of 2010 due to unfavorable selling price/mix in the key end markets of Electronic Chemicals, decreased volume in Electronic Chemicals primarily due to inventory de-stocking in the PCB end-market and decreased volume in the Advanced Organics business due in part to increased orders in the second quarter of 2010 in advance of the closure of the Manchester, England facility.
The $60.1 million increase in net sales in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to increased volume and favorable selling price/mix. The first nine months of 2009 was unfavorably impacted by decreased volumes across all end markets due to customers’ inventory de-stocking, primarily during the first half of 2009, and weak customer demand due to the global economic conditions.

Operating Profit (Loss)
The following table identifies the components of change in operating profit (loss) for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2009 Operating Profit (Loss)	$1.7	$(38.1)
2009 Goodwill impairment, net	0.1	37.5
2009 Intangible asset impairment, net	—	1.2
2009 Restructuring charge	11.9	11.9
Increase (decrease) in 2010 from:
Volume	2.4	22.5
Price/Mix	(3.3)	15.5
Manufacturing and distribution expenses	1.8	1.5
Selling, general and administrative expenses	(0.6)	(2.7)
Restructuring charge	(1.0)	(2.0)
Foreign currency	(0.5)	(0.5)
Other	(0.1)	1.2

2010 Operating Profit	$12.4	$48.0

Operating profit increased $10.7 million in the third quarter of 2010 compared to third quarter of 2009 primarily due to the 2009 restructuring charge and increased sales volume. In addition, manufacturing and distribution expenses were favorable primarily due to cost reductions as a result of the restructuring of the carboxylate portion of the Advanced Organics business. These favorable items were partially offset by unfavorable price/mix and the 2010 restructuring charge. On a sequential basis, operating profit decreased from $20.2 million in the second quarter of 2010 to $12.4 million in the third quarter of 2010 due to the factors that drove the sequential decrease in net sales discussed above and higher restructuring charges.
The operating profit increase in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the 2009 charges for the impairment of goodwill, the 2009 restructuring charge, increased sales volume and favorable product pricing/mix that drove the increase in net sales discussed above. These favorable items were partially offset by increased SG&A expenses as a result of the increase in volume, increased employee incentive compensation expense in 2010 and the 2010 restructuring charge.
Battery Technologies

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2010	2009	2010		2009
Net sales	$35.7	n/a	$82.7	(a)	n/a

Operating profit	$3.1	n/a	$2.0	(a)	n/a

	Three Months Ended June 30,		Three Months Ended March 31,
(millions of dollars)	2010	2009	2010		2009
Net sales	$28.4	n/a	$18.6	(a)	n/a

Operating profit (loss)	$0.4	n/a	$(1.5	)(a)	n/a

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

The following table sets forth backlog in the Battery Technologies segment as of:

(in millions)	September 30, 2010	June 30, 2010	March 31, 2010
Defense	$72.0	$74.9	$79.8
Aerospace	42.5	41.4	43.3
Medical	6.1	7.4	6.9

	$120.6	$123.7	$130.0

The Battery Technologies segment tracks backlog in order to assess its current business development effectiveness and to assist in forecasting future business needs and financial performance. Backlog is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. Backlog is converted into sales as work is performed or deliveries are made. As of September 30, 2010, $32.3 million (or 27%) of backlog is expected to be converted into sales during the remainder of 2010. Of the remaining $88.3 million, $62.7 million (or 52%) of backlog is expected to be converted into sales during 2011, with the remaining $25.6 million (or 21%) expected to be recognized subsequent to 2011.
Net backlog decreased at September 30, 2010 compared to June 30, 2010 primarily due to deliveries in excess of orders in Defense and Medical, partially offset by orders in excess of deliveries in Aerospace.
The following table summarizes the percentage of sales dollars by end market for the Battery Technologies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Defense	50%	n/a	55%	n/a
Aerospace	43%	n/a	39%	n/a
Medical	7%	n/a	6%	n/a
Net Sales
Battery Technologies net sales of $35.7 million and $82.7 million for the third quarter and first nine months of 2010 represents the net sales results of the EaglePicher Technologies business following the acquisition that was completed on January 29, 2010. On a sequential basis, Battery Technology net sales increased $7.3 million, or 25.7%, in the third quarter of 2010 compared to the second quarter of 2010, primarily due to timing of deliveries in Defense and Aerospace as well as commencement of new and delayed government programs in Aerospace.
Operating Profit
Battery Technologies operating profit for the third quarter of 2010 represents the results of the EaglePicher Technologies business. On a sequential basis, Battery Technology operating profit increased $2.7 million to $3.1 million in the third quarter of 2010 compared to $0.4 million the second quarter of 2010. Included in the $0.4 million operating profit in the second quarter of 2010 is a $1.2 million charge related to the step-up to fair value of inventory acquired as of January 29, 2010 and sold in the ordinary course of business and a $0.4 million reduction in revenue related to the amortization of the adjustment to fair value deferred revenue. The fair value step-up charges recognized in the second quarter of 2010 will not recur in the future. Included in the $3.1 million operating profit in the third quarter of 2010 is $0.9 million of amortization of acquired intangibles. Excluding the step-up to fair value of inventory and deferred revenue amortization, the increase in operating profit in the third quarter of 2010 compared with the second quarter of 2010 was primarily due to timing of deliveries in Defense and Aerospace as well as commencement of new and delayed government programs in Aerospace.
Battery Technologies operating profit for the first nine months of 2010 represents the results of the EaglePicher Technologies business following the acquisition on January 29, 2010. Included in the $2.0 million operating profit is a $2.4 million charge related to the step-up to fair value of inventory acquired as of January 29, 2010 and sold in the ordinary course of business, a $0.8 million reduction in revenue related to the amortization of the adjustment to fair value deferred revenue and $2.3 million of amortization of acquired intangibles. The step-up to fair value of inventory acquired and the adjustment to fair value deferred revenue have been fully amortized as of September 30, 2010 and will not recur in the future.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the Advanced Materials, Specialty Chemicals and Battery Technologies segments but not specifically allocated to an operating segment, including legal, finance, human resources and strategic development activities, as well as share-based compensation.
Corporate expenses were $9.0 million in the third quarter of 2010 compared with $7.5 million in the third quarter of 2009. The third quarter of 2010 includes increased employee incentive compensation expense related to the anticipated payouts under the 2010 annual bonus program partially offset by decreased professional services fees.
Corporate expenses were $27.8 million in the first nine months of 2010 compared with $19.5 million in the first nine months of 2009. Corporate expenses in the first nine months of 2010 include increased employee incentive and share-based compensation expense as well as $2.2 million in transaction costs related to the acquisition of EaglePicher Technologies. The increase in employee incentive compensation was primarily due to anticipated payouts under the 2010 annual bonus program. These increases were partially offset by decreased professional services fees. The first nine months of 2009 include a $4.7 million gain on the termination of the Company’s retiree medical plan.
Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Change
Net cash provided by (used for):
Operating activities	$161,674	$104,556	$57,118
Investing activities	(188,759)	(24,579)	(164,180)
Financing activities	120,090	(27,089)	147,179
Discontinued operations — net cash used for operating activities	(33)	—	(33)
Effect of exchange rate changes on cash	(1,599)	2,801	(4,400)

Net change in cash and cash equivalents	$91,373	$55,689	$35,684

Net cash provided by operating activities was $161.7 million in the first nine months of 2010 compared with net cash provided by operations of $104.6 million in the first nine months of 2009. The 2010 amount was primarily due to $53.8 million of income from continuing operations plus depreciation and amortization expense of $40.2 million, and the change in net working capital (defined as inventory plus accounts receivable less accounts payable) that contributed positive cash flows of $37.9 million. The change in net working capital in the first nine months of 2010 was affected by the increase in accounts payable from GTL to Gécamines discussed below. In the first nine months of 2009, net cash provided by operations of $104.6 million was primarily due to a decrease in cash used for working capital requirements, which reflected a decrease in inventories and accounts receivable and an increase in accounts payable. Also contributing to the 2009 amount was $36.3 million loss from continuing operations, a $37.5 million non-cash goodwill charge and depreciation and amortization expense of $41.1 million.
Net cash used for investing activities was $188.8 million in the first nine months of 2010 compared with net cash used for investing activities of $24.6 million in the first nine months of 2009. The amount in 2010 includes $172.0 million for the EaglePicher Technologies acquisition.
Net cash provided by financing activities was $120.1 million in the first nine months of 2010 compared with net cash used for financing activities of $27.1 million in the first nine months of 2009. The first nine months of 2010 includes net borrowings under the Company’s Revolver of $120.0 million to fund the EaglePicher Technologies acquisition. The first nine months of 2009 includes repayment of debt of $26.1 million.

In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). GTL has been enjoined from making payments to the DRC and Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines. As a result, the accounts payable from GTL to Gécamines (included in Accounts Payable on the Unaudited Condensed Consolidated Balance Sheets) has increased to $63.8 million at September 30, 2010 from $23.3 million at December 31, 2009. See Note 12 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.
Debt and Other Financing Activities
On March 8, 2010, the Company entered into a new $250.0 million secured revolving credit facility. The Revolver replaced the Company’s prior revolving credit facility that was scheduled to expire in December 2010. The Revolver includes an “accordion” feature under which the Company may increase the Revolver’s availability by $75.0 million to a maximum of $325.0 million, subject to certain customary conditions and the agreement of current or new lenders to accept a portion of the increased commitment. To date, the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by the Company’s present and future subsidiaries (other than immaterial subsidiaries, joint ventures and certain foreign subsidiaries) and are secured by a lien on substantially all of the personal property assets of the Company and subsidiary guarantors, except that the lien on the shares of first-tier foreign subsidiaries is limited to 65% of such shares.
The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At September 30, 2010, the Company’s interest coverage ratio was 34.1 to 1.00 and its leverage ratio was .69 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of September 30, 2010, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowing under the Revolver totaled $120.0 million at September 30, 2010, and outstanding borrowings under the prior credit facility were $0.0 million at December 31, 2009.
During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at September 30, 2010 or December 31, 2009.
The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.
Capital Expenditures
Capital expenditures in the first nine months of 2010 were $16.0 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $7 million to $12 million during the remainder of 2010 primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities.

Contractual Obligations
Since December 31, 2009, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2009, except obligations related to the EaglePicher Technologies acquisition and the borrowing under the Revolver discussed above in “Liquidity and Capital Resources,” which increased the Company’s debt obligations from $0 million as of December 31, 2009 to $120.0 million as of September 30, 2010. The Company anticipates repaying $30.0 million of the Revolver balance within the next twelve months and has therefore classified that amount as a current liability on the September 30, 2010 Unaudited Condensed Consolidated Balance Sheet. Interest payments, based on interest rates as of September 30, 2010, would be $1.0 million in the remaining three months of 2010, $3.8 million in 2011, $3.6 million in 2011 and $0.6 million in 2013. The Company assumed $42.9 million of net pension obligations as part of the EaglePicher Technologies acquisition. As a result of the assumption of these pension obligations, the Company currently expects to contribute $5.1 million to its pension plans in 2010. The Company has contributed $4.6 million to its pension plans in the nine months ended September 30, 2010.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 other than changes as a result of the EaglePicher Technologies acquisition as discussed below.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in market risk exposures from December 31, 2009 to September 30, 2010.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the third quarter of 2010 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits
Exhibits are as follows:

Exhibit 10.1	Form of Stock Option Agreement (2010) under the 2007 Incentive Compensation Plan

Exhibit 10.2	Form of Restricted Stock Agreement (2010 time-based) under the 2007 Incentive Compensation Plan

Exhibit 10.3	Form of Restricted Stock Agreement (2010 performance-based) under the 2007 Incentive Compensation Plan

Exhibit 10.4	OM Group, Inc. 2007 Incentive Compensation Plan, as amended

Exhibit 31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Exhibit 101.1	Instance Document

Exhibit 101.2	Schema Document

Exhibit 101.3	Calculation Linkbase Document

Exhibit 101.4	Labels Linkbase Document

Exhibit 101.5	Presentation Linkbase Document

Exhibit 101.6	Definition Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.
Dated: November 4, 2010	By: /s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)