Form 10-K
period 2010-12-31
OM GROUP INC
filed 2011-02-24
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 001-12515

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)

216-781-0083
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐     No ☒

The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2010 was approximately $723.7 million.

As of January 31, 2011 there were 30,878,171 shares of Common Stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

OM Group, Inc.

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A.	Controls and Procedures	107
Item 9B.	Other Information	107

PART III
Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance	108
Item 11.	Executive Compensation	108
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
Item 13.	Certain Relationships and Related Transactions, Director Independence	109
Item 14.	Principal Accountant Fees and Services	109

PART IV
Item 15.	Exhibits and Financial Statement Schedules	110
	Signatures	113
EX-3.2
EX-10.7
EX-10.12
EX-10.13
EX-10.14
EX-10.19
EX-10.20
EX-10.33
EX-21
EX-23
EX-24
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

Segments
The Company is organized into three operating segments: Advanced Materials, Specialty Chemicals and Battery Technologies. Financial information and further discussion of these segments and geographic areas, including external sales and long-lived assets, are contained in Note 19 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Advanced Materials segment
The Advanced Materials segment consists of inorganics, a joint venture that operates a smelter in the Democratic Republic of Congo (the “DRC”) and metal resale. The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramics and chemical end markets by providing products with functional characteristics critical to the success of our customers. These products improve the electrical conduction of rechargeable batteries used in portable electronic devices such as cellular phones, video cameras, portable computers and power tools as well as various types of electric vehicles. In other applications, these products strengthen and add durability to diamond and machine cutting tools and drilling equipment used in manufacturing, construction, oil and gas drilling, and quarrying. The smelter joint venture, Groupement pour le Traitement du Terril de Lubumbashi Limited (“GTL”), is owned by the Company (55%); Groupe George Forrest (25%); and La Générale des Carrières et des Mines (“Gécamines”) (20%). The GTL smelter is a primary source of the Company’s cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture.

Specialty Chemicals segment
The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks.

Electronic Chemicals:  Electronic Chemicals develops and manufactures products for the printed circuit board, memory disk, general metal finishing, and photovoltaic markets. Chemicals developed and manufactured for the printed circuit board market include oxide treatments, electroplating additives, etching technology and electroless copper processes used in the manufacturing of printed circuit boards widely used in computers, communications, military/aerospace, automotive, industrial and consumer electronics applications. Chemicals developed and manufactured for the memory disk market include electroless nickel solutions and preplate chemistries for the manufacture of hard drive memory disks used in memory and data storage applications. Memory disk applications include computer hard drives, digital video recorders, MP3 players, digital cameras and business and enterprise servers. Chemicals developed and manufactured for the photovoltaic industry focus on proprietary chemistries and processes used to manufacture solar cells.

Advanced Organics:  Advanced Organics offers products for the coating and inks, chemical and tire markets. Products for the coatings and inks market promote drying and other performance characteristics. Within the chemical markets, the products accelerate the curing of polyester resins found in reinforced fiberglass. In the tire market, the products promote the adhesion of metal to rubber. During 2009, the Company commenced a restructuring plan to better align the cost structure and asset base of its European carboxylate business to industry conditions resulting from weak customer demand, commoditization of products and overcapacity in that market. The restructuring plan included exiting the Manchester, England manufacturing facility and workforce reductions at the Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The majority of position eliminations were completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.

Ultra Pure Chemicals:  UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. These products include chemicals used to remove controlled portions of silicon and metal; cleaning solutions; photoresist strippers, which control the application of certain light-sensitive chemicals; edge bead removers, which aid in the uniform application of other chemicals; and solvents. UPC also develops and manufactures a broad range of chemicals used in the manufacturing of photomasks and provides a range of analytical, logistical and development support services to the semiconductor industry. These include Total Chemicals Management, under which the Company manages clients’ entire electronic process chemicals operations, including coordination of logistics services, development of application-specific chemicals, analysis and control of customers’ chemical distribution systems and quality audit and control of all inbound chemicals.

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

Battery Technologies segment
The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery materials, battery management systems, battery-related research and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missile launch vehicles, missiles, guided bombs and other weapons systems. It also provides primary (non-rechargeable) and secondary (rechargeable) batteries, battery management systems, battery chargers, and energetic devices for diverse defense applications such as unmanned vehicles, sub-munitions, mines, sonabuoys, and fuzes. In the aerospace market, Battery Technologies designs, manufactures and qualifies primary and secondary batteries for satellites, aircraft, packaging of cells and other special applications. In the medical market, Battery Technologies designs, manufactures and qualifies miniature batteries to power implantable medical devices. Battery Technologies has a 45% interest in Diehl & EaglePicher GmbH (“D&EP”)which manufactures thermal batteries for military applications and customized battery packs for the defense, electronics and communication industries. The investment in D&EP is accounted for under the equity method.

Products
The Company is a diversified global developer, producer and marketer of value-added specialty chemicals, advanced materials, and electrochemical energy storage. The Company believes it is the world’s largest producer of cobalt-based specialty products. The Company’s businesses produce a variety of value-added specialty chemicals, advanced materials and electrochemical energy storage devices. The Company’s products leverage the Company’s production capabilities and bring value to its customers through superior product performance. Typically, these products represent a small portion of the customer’s total cost of manufacturing or processing, but are critical to the customer’s product performance. The products frequently are essential components in chemical and industrial processes where they facilitate a chemical or physical reaction and/or enhance the physical properties of end-products. The Company’s products are sold in various forms such as solutions, crystals, cathodes, powders, quartz or glass plates, and battery systems.

Advanced Materials segment
The Advanced Materials segment consists of inorganics, a joint venture that operates a smelter in the DRC and metal resale. The powders and specialty chemicals that this business produces are used in a variety of industries, including rechargeable battery, construction equipment and cutting tools, catalyst, and ceramics and pigments. Products in this segment, grouped by end market, are:

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

Pigments and Ceramics:

Ceramic Pigments — Cobalt Carbonate, Cobalt Oxides, Cobalt Sulfate, Nickel Carbonate

Plastic Pigments — Cobalt Oxides, Cobalt Hydroxide, Nickel Hydroxide

Glass Pigments — Cobalt Oxides

Specialty Chemicals segment
The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks.

•	Electronic Chemicals: This unit works with electroless nickel, precious metals and related products used in the production of printed circuit board assemblies, memory disks, general metal finishing and photovoltaics. Products/processes in Electronic Chemicals, grouped by end market, are:

Printed Circuit Board Chemistry — Graphite-based SHADOW® Direct Metalization, Electroless Copper, E-PREP Desmear Chemistries, CO-BRA BOND® Innerlayer Bonding chemistries, Lead — free solderable finishes including Organic Solderability Preservatives (OSP), Electroless Nickel-Immersion Gold (ENIG), Immersion Silver, specialty cleaners and etchants for copper, acid copper and acid tin electroplating additives, SolStrip for solar cells, Base Metal Processes, Electronic Grade Base Metal Concentrates, Electronic Grade Methane Sulfonate Concentrates, Lead Free Plating Processes, Pre-Plate and Post-Plate Processes, Tin-Lead Alloy Plating Processes

Memory Disk — Electroless Nickel Products, Pre-treatment Products

General Metal Finishing — Auxiliary Chemicals, Electroless Nickel Processes, Nickel/Gold Strippers and Other Products, Polishing Chemicals, Zincate and Post Treatment Chemistries

Photovoltaics — Cleaners, Plating Processes, Metal Etchants

•	Advanced Organics: Metal-based specialty chemicals from this business are used to meet the critical needs of a range of industries, including coatings and inks, tire, catalyst, and lubricant and fuel additives. Advanced Organics products, grouped by end market, include:

Coatings & Inks — Additives for Paints, Driers for Paints and Printing Inks

Tire — Rubber Adhesion Promoters

Chemicals — Composite and other Catalysts

Additives — Fuel Oil Additives, Lubricant and Grease Additives

•	Ultra Pure Chemicals: The UPC business develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers, and liquid crystal displays. UPC products and services, grouped by application, include:

Cleaner — Acetone, Ammonia Solution, Hydrochloric Acid, Hydrogen Peroxide

Etchant — Chrome Etchant, Hydrofluoric Acid, Mixed Acid, Nitric Acid, Phosphoric Acid

Photolithography — Isopropyl Alcohol, Butyl Acetate, Nanostrip, Nitric Fuming, Photoresist Stripper

Services — Analytical Services, Chemicals Management, Logistics Services, Total Chemical Management.

•	Photomasks: The Photomasks business manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics and microelectronics industries under the Compugraphics brand name. Photomasks are a key component of the semiconductor and integrated circuit value chains and perform a function similar to that of a negative in conventional photography.

Battery Technologies segment
The Battery Technologies segment is comprised of Defense, Aerospace and Medical.

•	Defense: The defense business develops battery products for missile launch vehicles, missiles, guided bombs and other weapons systems. It also provides primary (non-rechargeable) and secondary (rechargeable) batteries, battery management systems, battery chargers, and energetic devices for diverse defense applications such as unmanned vehicles, sub-munitions, mines, sonabuoys, and fuzes. Defense products, grouped by application, include:

Missiles:  Primary batteries for launch, guidance systems, detonation, flight termination for missiles, bombs and torpedoes

Launchers:  Primary batteries for launch and guidance systems for launchers and launch vehicles

Portable Power:  Primary and secondary batteries for soldiers

Pyrotechnic Devices:  Igniters, fuses, actuators for switches and relays, arming devices, quick acting valves, gas generators, safety devices

Battery Packaging:  Assembly of cells, development of battery management systems to meet energy requirements, physical size requirements and environmental parameters

Other:  Primary and secondary batteries for unmanned underwater vehicles and unmanned ground vehicles

•	Aerospace: The aerospace business designs, manufactures and qualifies primary and secondary batteries for satellites, aircraft, packaging of cells and other special applications. Aerospace products, grouped by application, include:

Satellites:  Batteries for satellite and other space applications.

Aircraft:  Batteries and Battery Management Systems for military and commercial aircraft

Electronics:  Battery chargers, battery analyzers, battery management systems

Battery Packaging:  Assembly of cells, development of battery management systems to meet energy requirements, physical size requirements and environmental parameters

Other:  Reserve batteries for unique missile applications, such as exoatmospheric defense systems, single-use lithium electrochemistries, primarily for special operations missions

•	Medical: The medical business designs, manufactures and qualifies miniature batteries to power implantable medical devices. The medical product line includes primary and secondary battery solutions for cardiac rhythm management (pacing, ICD), monitoring, and neuromodulation.

Raw Materials
The Company uses a variety of raw materials purchased from a broad supplier base. Multiple suppliers are generally available for each of these materials; however, some raw materials are sourced from a single supplier. Temporary shortages of raw materials may occasionally occur and cause temporary price increases. Historically, these shortages have not resulted in unavailability of raw materials. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and, when possible, by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of certain raw materials. The Company also uses certain raw materials that must be qualified before being used in production. For these raw materials, changes in suppliers may result in disruption of production, forward purchasing of contract requirements or re-qualification expenses.

Advanced Materials segment
The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal (typically copper or nickel), and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The GTL smelter in the DRC is a primary source for the Company’s cobalt raw material feed. After smelting in the DRC, cobalt/copper white alloy is sent to the Company’s refinery in Kokkola, Finland.

The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have historically been significant and the Company believes that cobalt price fluctuations are likely to continue in the future. Declines in the selling prices of the Company’s finished goods, which can result from decreases in the reference price of cobalt or other factors, can result in the Company’s inventory carrying value being written down to a lower market value.

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

Complementary geography and operations shorten the supply chain and allow the Company to leverage its cobalt-based refining and chemicals expertise with Norilsk’s cobalt mining and processing capabilities. The Company’s supply of cobalt is principally sourced from the DRC (primarily GTL), Russia and Finland.

A graph of the end of the month reference price of low grade cobalt (as published in Metal Bulletin magazine) per pound for 2005 through 2010 is as follows:

Specialty Chemicals segment
The Specialty Chemicals segment uses a variety of raw materials purchased from a broad supplier base. The principal raw materials utilized by the Specialty Chemicals segment include cobalt, nickel sulphate crystals, sodium hypophosphite, ethylhexoic and neodecanoic acids and various other acids. Certain nickel-based raw materials used in the Company’s Electronic Chemicals business are obtained from Norilsk Nickel under the five-year supply agreements discussed above.

Battery Technologies segment
The Battery Technologies segment uses a variety of raw materials purchased from a broad supplier base. The principal raw materials utilized by the Battery Technologies segment include custom machined parts, glass to metal seals, electronic components, precious metals including silver and platinum, specialty chemicals and powders.

Competition
The Company encounters a variety of competitors in each of its product lines, but believes no single company competes with the Company across all of its existing product lines. Competition in the markets in which the Company participates is based primarily on product quality, supply reliability, price, service and technical support capabilities. These markets have historically been competitive and this environment is expected to continue.

The Company’s principal competitors by business are as follows:

•	Advanced Materials: Sherritt International Corporation; Umicore S.A.; Eurotungstene Poudres S.A.S.; and The Shepherd Chemical Company

•	Specialty Chemicals

•	Advanced Organics: Byk-Chemie; Ciba Inc. (a subsidiary of BASF Group); Dainippon Ink and Chemicals, Incorporated; Dura Chemicals Inc.; Elementis plc; Shepherd Chemical Company; Taekwang Industrial Co., Ltd; and Troy Corporation

•	Electronic Chemicals: Atotech (a subsidiary of Total S.A.); Cookson Group plc; MacDermid Incorporated; Rohm & Haas Company (a subsidiary of Dow Chemical Company.); and Uyemura International, Inc.

•	UPC: BASF Group; Honeywell International Inc.; Kanto Chemical Co., Inc.; KMG Chemicals, Inc.; Mitsubishi Chemical Corp.; and Sumitomo Corporation

•	Photomasks: Dai Nippon Printing (DNP); Photronics, Inc.; Toppan Photomasks, Inc. (a wholly-owned subsidiary of Toppan Printing Co., Ltd.)

•	Battery Technologies: Biotronic; Bren-Tronics, Inc.; Ener1, Inc.; Enersys, Inc.; The Enser Corp.; Greatbatch; Litronic, GmbH; Quallion LLC; Saft Groupe S.A.; Sorin; Ultralife Corp.; and Yardney Technical Products, Inc.;

Customers
The Company’s business serves over 3,700 customers. During 2010, approximately 43% of the Company’s net sales were to customers in Asia, 31% to customers in Europe and 26% to customers in the Americas. In the Advanced Materials segment, sales to Nichia Chemical Corporation represented approximately 14%, 16% and 22% of consolidated net sales in 2010, 2009 and 2008, respectively. The loss of this customer could have a material adverse effect on the Company’s business, results of operations or financial position. Sales to the top three customers in the Battery Technologies segment represented approximately 50% of Battery Technologies’ net sales in 2010. The loss of one or more of these customers could have a material adverse effect on Battery Technologies’ business, results of operations or financial position.

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

Government Contracts
The Company, through its Battery Technologies segment, acts as a prime contractor or subcontractor for numerous U.S. Government programs. The primary Battery Technologies customers include aerospace and defense prime contractors and Tier I and Tier II suppliers, such as Boeing, Lockheed Martin and Raytheon. U.S. Government customers include the U.S. Department of Defense; National Aeronautic and Space Administration (“NASA”), the National Oceanic Atmospheric Administration (“NOAA”), the Jet Propulsion Laboratories (“JPL”) and the Department of Energy (“DOE”).

The Company’s contracts with the U.S. Government or its contractors have standard termination provisions. In addition, the U.S. Government retains the right to terminate contracts at its convenience; however, if contracts are terminated in this manner, the Company is entitled to reimbursement for allowable costs and profits on authorized work performed through the date of termination. U.S. Government contracts are also subject to reduction or modification in the event of changes in government requirements or budgetary constraints.

U.S. Government programs generally are implemented by the award of individual contracts and subcontracts. For certain programs, the U.S. Congress (“Congress”) appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If sufficient appropriations for such programs are not available, contracts and subcontracts under a program may be subject to termination for convenience or adjustment.

U.S. Government contracts generally are subject to the Federal Acquisition Regulation, which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. Failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which may lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (“DCAA”). DCAA reviews a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. For a discussion of certain risks associated with noncompliance with U.S. Government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

Backlog
The Battery Technologies segment tracks backlog in order to assess its current business development effectiveness and to assist in forecasting future business needs and financial performance. Backlog is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. Backlog is converted into sales as work is performed or deliveries are made. At December 31, 2010, backlog of $35.1 million (or 26%) is not expected to be converted into sales during the next twelve months.

The following table sets forth backlog in the Battery Technologies segment as of:

(In millions)	December 31, 2010

Defense	$88.7
Aerospace	40.2
Medical	6.0

$134.9

Orders in the Advanced Materials and Specialty Chemicals segments are generally filled on a current basis, and order backlog is not material to those segments.

Foreign Currency
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, sales at certain locations, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the Company’s results of operations are subject to the variability that arises from exchange rate movements. In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which the Company has foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Japanese Yen, Congolese Franc, Chinese Renminbi and the Canadian Dollar.

Research and Development
The Company’s research and new product development program is an integral part of its business. Research and development focuses on adapting proprietary technologies to develop new products and working with customers to meet their specific requirements including joint development arrangements with customers that involve innovative products. New products include new chemical formulations and electro-chemistry cells, metal-containing compounds, core technologies for battery development and concentrations of various components and product forms. Research and development expenses were approximately $11.8 million in 2010, $9.2 million in 2009 and $10.8 million in 2008.

The Company’s research staff conducts research and development in laboratories located in:

Americas	Europe	Asia-Pacific

Joplin, Missouri	Riddings, England	Kuching, Malaysia
South Plainfield, New Jersey	Kokkola, Finland	Singapore
Maple Plain, Minnesota	Saint Fromond, France	Chung-Li, Taiwan
Westlake, Ohio	Lagenfeld, Germany
Plano, Texas
Vancouver, British Columbia

Patents and Other Intellectual Property
The Company holds patents registered in the United States and foreign countries relating to the manufacturing, processing and use of metal-organic and metal-based compounds, battery electrochemistry, battery applications and power system electrical/electronics. In addition, the Company holds patents relating to the design and manufacture of certain batteries and energetic devices. Certain of these patents cover proprietary technology for base metal refining, metal and metal oxide powders, catalysts, metal-organic compounds and inorganic salts. In addition to patents, the Company also possesses other intellectual property, including trademarks, tradenames, know-how, developed technology and trade secrets. Although the Company believes these intellectual property rights are important in the operations of its specific businesses, it does not consider any single patent, trademark, tradename, know-how, developed technology, trade secret or any group of patents, trademarks, tradenames, know-how, developed technology or trade secrets to be material to its business as a whole.

Environmental Matters
The Company is subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of its operations and use of certain substances that are, or have been, used, produced or discharged by its plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company. At December 31, 2010 and 2009, the Company had environmental reserves of $1.5 million and $2.8 million, respectively, related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. In addition, at December 31, 2010, the Company has recorded a $1.3 million environmental liability associated with a site located in Joplin, Missouri. The $1.3 million liability related to the Joplin, Missouri site was a liability acquired with the EaglePicher Technologies acquisition. The Company continually evaluates the adequacy of its reserves and adjusts the reserves when determined to be appropriate.

Ongoing environmental compliance costs, which are expensed as incurred, were approximately $11.1 million in 2010 and $10.9 million in 2009 and included costs relating to product stewardship; waste water analysis, treatment, and disposal; hazardous and non-hazardous solid waste analysis and disposal; air emissions control; sustainability programs and related staff costs. The Company anticipates that it will continue to incur compliance costs at moderately increasing levels for the foreseeable future as environmental laws and regulations are becoming increasingly stringent. This includes the European Union’s Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation, which has established a requirement to register and evaluate chemicals manufactured in, or imported to, the European Union. REACH-related activities and studies require additional testing, documentation and risk assessments for the chemical industry and affect a broad range of substances manufactured and sold by the Company.

The Company also incurred capital expenditures of approximately $1.2 million and $0.5 million in 2010 and 2009, respectively, in connection with ongoing environmental compliance. The Company anticipates that capital expenditure levels for these purposes will be approximately $1.9 million in 2011, as it continues to modify certain processes to ensure they continue to comply with environmental regulation and undertakes new pollution prevention and waste reduction projects.

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

Employees
At December 31, 2010, the Company had 2,806 full-time employees, with 1,157 located in North America, 691 located in Europe, 563 located in Asia-Pacific and 395 located in Africa. The employees located in Africa are employed by GTL, the smelter joint venture. Employees at the Company’s facility in Kokkola, Finland are members of several national workers’ unions under various union agreements. Employees in the DRC are members of various trade unions. The union agreements have a term of three years expiring in May 2011. The Company expects to enter into new agreements covering those employees upon expiration of the current agreements. Other European employees are represented by either a labor union or a statutory works council arrangement. The Company believes that relations with its employees are good.

Approximately 200 Battery Technologies employees are represented by the United Steelworkers union. Following the expiration of the collective bargaining agreement in May 2008, Battery Technologies unilaterally implemented its “last, best, and final offer”, and the Company and the union are currently operating under the implemented terms and conditions of that offer.

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

EXTENDED BUSINESS INTERRUPTION AT OUR FACILITIES COULD HAVE AN ADVERSE IMPACT ON OPERATING RESULTS.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. Any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Kokkola, Finland facility is the primary refining and production facility for our Advanced Materials products. The GTL smelter in the DRC is a primary source for our cobalt raw material feed. These facilities are critical to our business, and a fire, flood, earthquake or other disaster or condition that damaged or destroyed any of these facilities could disable them. Any such damage to, or other condition significantly interfering with the operation of these facilities, such as an interruption of our supply lines, would have a material adverse effect on our business, financial condition and results of operations. Our insurance coverage may not be adequate to fully cover these potential risks. In addition, our insurance coverage may become more restrictive and/or increasingly costly, and there can be no assurance that we will be able to maintain insurance coverage in the future at an acceptable cost or at all.

WE ARE AT RISK AS A RESULT OF CURRENT CIRCUMSTANCES AND DEVELOPMENTS REGARDING THE DRC.
A substantial amount of our supply of cobalt is sourced from the DRC, a nation that has historically experienced outbreaks of political instability, changes in national and local leadership and financial crisis. The global economic and financial market crisis along with the recent decline in metal prices has impacted the financial condition of the DRC. These factors heighten the risk of changes in the national and local policy towards investors, which, in turn, could result in modification of concessions or contracts, imposition of new and/or retroactive taxes and assessment of penalties, denial of permits or permit renewals or expropriation of assets. GTL has experienced an increase in claims by DRC national and local government agencies for additional taxes and customs duties and we cannot predict whether GTL will receive additional claims in the future. Furthermore, if additional claims are received, we cannot predict whether such additional claims will be successful, or, if successful, whether such claims would have a material adverse effect on our business, financial condition or results of operations.

Private equity groups or hedge funds have purchased distressed debt of the DRC and have taken legal actions to attempt to collect this debt from the DRC or state-owned entities such as Gécamines, which is one of our joint venture partners in GTL. If successful, these efforts and any similar efforts in the future could further damage the financial condition and undermine the stability of the DRC or its state-owned entities and potentially threaten our supply of unrefined cobalt. If that were to occur, such actions could have a material adverse effect on our business, financial condition or results of operations.

WE ARE AT RISK FROM UNCERTAINTIES IN THE SUPPLY OF UNREFINED COBALT, WHICH IS OUR PRIMARY RAW MATERIAL.
There are a limited number of supply sources for unrefined cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Finland and Russia, have from time to time affected and may in the future affect the market price and supply of unrefined cobalt.

In particular, political and civil instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties and quotas, may affect the availability of raw materials from the DRC. If a substantial interruption should occur in the supply of unrefined cobalt from the DRC or elsewhere, we may not be able to obtain as much unrefined cobalt from other sources as would be necessary to satisfy our requirements at prices comparable to our current arrangements and our results of operations could be adversely impacted.

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

We may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when cobalt and other raw material prices decrease. Declines in the selling prices of our finished products, which can result from decreases in the reference price of cobalt or other factors, can result in the Company’s inventory carrying value being written down to a lower market value, resulting in a charge against inventory that could have a material adverse effect on our business, financial condition or results of operations.

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

WE ARE SUBJECT TO RISKS ARISING FROM UNCERTAINTY IN WORLDWIDE ECONOMIC CONDITIONS.
The recent global economic downturn caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and lower business spending, all of which had a negative effect on our business, results of operations, financial condition and liquidity during 2009. Many of our customers, distributors and suppliers were negatively affected by the current economic downturn, which in turn negatively impacted us. There currently is uncertainty regarding global economic conditions and the existence and rate of any economic recovery. This uncertainty may have an adverse effect on the general level of economic activity in industries and markets in which we and our customers operate, which may in turn have a negative effect on us. While we saw signs of an economic recovery in a number of markets in 2010, certain markets such as parts of Europe continue to experience weakened or uncertain economic conditions. Some of our customers, distributors and suppliers may be negatively impacted by these conditions which could lead to reduced demand for our products, reduced gross margins, and increased payment delays or defaults. The strength or duration of recovery in the remaining markets remains uncertain. If this uncertainty continues or if economic conditions deteriorate, our business, results of operations, financial condition and liquidity could be materially adversely affected. We are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn in light of certain fixed costs associated with our operations.

DETERIORATION OF THE GLOBAL ECONOMY COULD RESULT IN FUTURE GOODWILL OR INTANGIBLE ASSET IMPAIRMENTS.
Deterioration in the global economy also may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges that may be material to our financial condition or results of operations. As of December 31, 2010, we have $306.9 million of goodwill and $153.4 million of intangible assets recorded on our balance sheet. We perform impairment tests of our goodwill and indefinite-lived intangible assets annually and more often if indicators of impairment exist.

We use a number of estimates and assumptions in calculating the estimated fair values of assets in our impairment testing, including future operating cash flow assumptions, future growth rates, future cobalt price assumptions and the weighted average cost of capital.

Factors that could trigger an impairment test outside of the required annual review include the following:

•	significant underperformance relative to projected operating results;

•	significant changes in estimates of future cash flows from operations;

•	significant changes in discount rates used in our impairment testing;

•	market capitalization deterioration; or

•	significant negative industry or economic trends.

Changes in our assumptions and estimates, or weakness or deterioration in the economy, could materially affect the goodwill and intangible asset impairment tests. If any of these factors deteriorate, we may be required to recognize goodwill and/or intangible asset impairment charges that may be material to our financial condition or results of operations.

THE LEVEL OF RETURNS ON PENSION PLAN ASSETS AND CHANGES IN THE ACTUARIAL ASSUMPTIONS USED COULD AFFECT OUR OPERATING RESULTS AND CASH FLOWS IN FUTURE PERIODS.
Our operating results may be positively or negatively impacted by the amount of expense we record for our defined benefit pension plans. U.S. GAAP requires that we calculate pension expense using actuarial valuations, which are dependent upon our various assumptions; including estimates of expected long-term rate of return on plan assets, discount rates for future payment obligations, and the expected rate of increase in future compensation levels. Our pension expense and funding requirements also may be affected by our actual return on plan assets, and by legislation and other government regulatory actions. Changes in returns on pension plan assets and actuarial assumptions could lead to variability in operating results and could have a material adverse effect on our financial condition, liquidity or results of operations.

WE DO BUSINESS WITH THE UNITED STATES GOVERNMENT AND AS A RESULT ARE SUBJECT TO CERTAIN GOVERNMENT REGULATIONS.
U.S. Government contracts are subject to specific regulations. For example, we must comply with the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, the Cost Accounting Standards (“CAS”), the Service Contract Act and Department of Defense security regulations. We must also comply with various other government regulations and requirements as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. These laws impact how we transact business with our governmental clients and, in some instances, impose significant costs on our business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting.

We also run the risk of the impact of government audits, investigations and proceedings. For example, government agencies such as the U.S. Defense Contract Audit Agency (the “DCAA”) routinely review and audit government contractors. The U.S. Government, including the DCAA, audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Despite the fact that we take precautions to prevent and deter fraud, misconduct or other non-compliance, we face the risk that our employees, partners or subcontractors may engage in such activities. If any of these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed, including criminal and civil penalties, all of which would harm our reputation with the government or even debar us from future government activities. The DCAA has the authority to review how we have accounted for cost under the FAR and CAS, and if they believe that we have engaged in inappropriate accounting or other activities, payments to us may be disallowed.

If one or more of our government contracts are terminated for any reason including for convenience, if we are suspended or debarred from government contract work, or if payment of our cost is disallowed, we could suffer a significant reduction in expected revenue and could have a material adverse effect on our financial condition or results of operations.

CONTRACTS WITH THE U.S. GOVERNMENT ARE SUBJECT TO UNCERTAIN LEVELS OF FUNDING, MODIFICATION DUE TO CHANGES IN CUSTOMER PRIORITIES AND POTENTIAL TERMINATION.
The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the 2011 and subsequent budgets ultimately approved by Congress or included in the scope of separate supplemental appropriations. In addition to changes in funding priorities, other factors such as U.S. economic circumstances, economic plans adopted by the U.S. Government, and pressures on the federal budget could also adversely affect the total funding and/or funding for individual programs. In the event that appropriations for one or more of our or our customers’ programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could have a material adverse effect on our future sales under such program.

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could have a material adverse effect on our results or bid prospects from this portion of our Battery Technologies business.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the government’s convenience, contractors are entitled to reimbursement for allowable costs and profits on authorized work performed through the date of termination. Termination resulting from our default can expose us to liability and have a material adverse effect on our ability to compete for contracts.

CHANGES IN EFFECTIVE TAX RATES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION OR OPERATING RESULTS.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by:

•	earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States; or

•	changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

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

THE MAJORITY OF OUR OPERATIONS ARE OUTSIDE THE UNITED STATES, WHICH SUBJECTS US TO RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
Our business is subject to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. In addition to risks associated with fluctuations in foreign exchange rates, risks inherent in international operations include the following:

•	potential supply disruptions as a result of political instability, civil unrest or labor difficulties in countries in which we have operations, especially the DRC and surrounding countries;

•	agreements may be difficult to enforce, may be subject to government renegotiation, and receivables difficult to collect through a foreign country’s legal system;

•	customers in certain regions may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade, investment or repatriation of monies, including currency exchange controls;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur, including with respect to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters; and

•	having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory.

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

THE MAJORITY OF OUR CASH IS GENERATED AND HELD OUTSIDE THE UNITED STATES. THE FAILURE TO MAINTAIN A LEVEL OF CASH SUFFICIENT TO ADDRESS OUR CASH REQUIREMENTS IN THE UNITED STATES COULD AFFECT OUR FINANCIAL CONDITION AND CASH FLOWS IN FUTURE PERIODS.
As of December 31, 2010, 87% of our cash and cash equivalents were held outside the United States. If a substantial amount of cash were required in the United States for debt repayment, capital expenditures or other special initiatives including future acquisitions, we may be required to repatriate funds to the United States or otherwise finance the desired activity. If funds are repatriated to the United States, they could be subject to additional taxation, which could have a material adverse effect on our financial condition and liquidity.

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

WE ARE EXPOSED TO FLUCTUATIONS IN FOREIGN EXCHANGE RATES, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.
In addition to the United States, we have manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific. Although a significant portion of our raw material purchases and product sales are transacted in U.S. dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Many of our foreign operating subsidiaries use the local currency as their functional currency. These include, among others, the European Union Euro, Taiwanese Dollar, Singapore Dollar, Malaysian Ringgit, British Pound Sterling, Japanese Yen, Chinese Renminbi and the Canadian Dollar. In these circumstances, the financial condition and results of operations of our foreign operating subsidiaries are reported in the relevant functional currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar may adversely affect the recorded levels of our assets and liabilities because foreign assets and liabilities, as well as results of operations, that are translated into U.S. dollars for presentation in our financial statements could result in exchange losses. In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the functional currency of the transacting entity.

WE ARE SUBJECT TO STRINGENT ENVIRONMENTAL REGULATION AND MAY INCUR UNANTICIPATED COSTS OR LIABILITIES ARISING OUT OF ENVIRONMENTAL MATTERS.
We are subject to stringent laws and regulations relating to the storage, handling, disposal, emission and discharge of materials into the environment, and we have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, we may from time to time be subjected to claims for personal injury, property damages or natural resource damages made by third parties or regulators. Our annual environmental compliance costs were $11.1 million in 2010. In addition, we made capital expenditures of approximately $1.2 million in 2010 in connection with environmental compliance.

As of December 31, 2010, we had reserves of $2.8 million for environmental liabilities. However, given the many uncertainties involved in assessing liability for environmental claims, our current reserves may prove to be insufficient. In addition, our current reserves are based only on known sites and the known contamination on those sites. It is possible that additional remediation sites will be identified in the future or that unknown contamination at previously identified sites will be discovered. This could require us to make additional expenditures for environmental remediation or could result in exposure to claims in the future.

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

WE MAY NOT BE ABLE TO RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGES IN OUR INDUSTRY OR IN OUR CUSTOMERS’ PRODUCTS.
Our future business success will depend in part upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business, financial condition or results of operations. Moreover, technological and other changes in our customers’ products or processes may render some of our products unnecessary, which would reduce the demand for those products. In addition, technical advances by competitors may lead to production of less expensive or more effective products, which could have a material adverse effect on our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS.
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
We depend on several large customers for a significant portion of our business. Sales to Nichia Chemical Corporation represented approximately 14% of consolidated net sales in 2010. Sales to the top three customers in the Battery Technologies segment represented approximately 50% of Battery Technologies’ net sales in 2010. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or their unwillingness or inability to perform their obligations under the agreements, could materially affect our business, financial condition or results of operations. In addition, any material adverse change in the financial condition of any of our major customers could have similar adverse effects.

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

INDUSTRY CONSOLIDATION BY COMPETITORS MAY LEAD TO INCREASED COMPETITION AND MAY HARM OUR OPERATING RESULTS.
There has been a trend toward consolidation in our industries. We believe that industry consolidation among our peers may result in stronger competitors with greater financial and other resources that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, financial condition or results of operations.

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.
Historically, our common stock has experienced substantial price volatility, particularly as a result of changes in metal prices, primarily unrefined cobalt, which is our primary raw material in the Advanced Materials segment. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has often been unrelated to our operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

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
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

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

Information regarding the Company’s primary offices, research and product development, and manufacturing and refining facilities, is set forth below:

	Facility		Approximate
Location	Function*	Segment	Square Feet	Leased/Owned

Africa:
Lubumbashi, DRC	M	Advanced Materials	116,000	joint venture (55% owned)
North America:
Cleveland, Ohio	A	Corporate	24,500	Leased
Westlake, Ohio	A, R	Specialty Chemicals	35,200	Owned
Belleville, Ontario	M	Specialty Chemicals	38,000	Owned
Franklin, Pennsylvania	M	Specialty Chemicals	331,500	Owned
South Plainfield, New Jersey	A, R	Specialty Chemicals	18,400	Leased
Los Gatos, California	M, A	Specialty Chemicals	24,912	Leased
Fremont, California	M, A	Specialty Chemicals	16,000	Leased
Maple Plain, Minnesota	M, A, R	Specialty Chemicals	65,000	Owned
Joplin, Missouri (various locations)	M, A, R	Battery Technologies	352,382	Owned
Joplin, Missouri	M	Battery Technologies	32,600	Leased
Pittsburg, Kansas	M	Battery Technologies	30,000	Leased
Vancouver, British Columbia	M, A, R	Battery Technologies	60,882	Leased
Plano, Texas	M, R	Battery Technologies	19,780	Leased
Seneca, Missouri	M	Battery Technologies	53,383	Owned
Asia-Pacific:
Kuching, Malaysia	M, A, R,	Specialty Chemicals	55,000	Land-Leased Building - Owned
Tokyo, Japan	A	Advanced Materials	2,300	Leased
Chung-Li, Taiwan	M, A, R	Specialty Chemicals	88,000	Leased
Suzhou, China	M, A	Specialty Chemicals	85,530	Owned
Wuzhong, Suzhou, China	M, A	Specialty Chemicals	30,000	Leased
Shenzen, China	A, W	Specialty Chemicals	25,000	Leased
Singapore (various locations)	M, A, R, W	Specialty Chemicals	164,856	Leased
Europe:
Kokkola, Finland	M, A, R	Advanced Materials	470,000	Land-Leased Building - Owned
Glenrothes, Scotland	M, A	Specialty Chemicals	80,000	Owned
Riddings, England	M, A, R	Specialty Chemicals	30,000	Leased
Saint Cheron, France	W	Specialty Chemicals	42,030	Owned
Saint Fromond, France	M, A, R	Specialty Chemicals	99,207	Owned
Rousset Cedex, France	A, W	Specialty Chemicals	14,400	Leased
Castres, France	M, A	Specialty Chemicals	43,000	Owned
Lagenfeld, Germany	A, R	Specialty Chemicals	47,430	Leased

*	M — Manufacturing/refining; A — Administrative; R — Research and Development; W — Warehouse

Item 3.	Legal Proceedings
The Company is a party to various legal and administrative proceedings incidental to its business. The Company believes that disposition of all suits and claims related to its ordinary course of business should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2010 fiscal year.

Executive Officers of the Registrant
The information under this item is being furnished pursuant to General Instruction G of Form 10-K.

There is set forth below the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Dates indicate when the individual was named to or held the indicated position.

Joseph Scaminace — 57

•	Chairman and Chief Executive Officer (August 2005)

Kenneth Haber — 60

•	Chief Financial Officer (March 2006)

•	Interim Chief Financial Officer (November 2005 — March 2006)

Valerie Gentile Sachs — 55

•	Vice President, General Counsel and Secretary (September 2005)

Stephen D. Dunmead — 47

•	Vice President and General Manager, Specialties (January 2006)

•	Vice President and General Manager, Cobalt Group (August 2003 — January 2006)

Gregory J. Griffith — 55

•	Vice President, Strategic Planning, Development and Investor Relations (February 2007)

•	Vice President, Corporate Affairs and Investor Relations (October 2005 — February 2007)

Michael V. Johnson — 59

•	Vice President, Human Resources (November 2010)

•	Senior Vice President, Human Resources, FXI Foamex Innovations (January 2008 — October 2010)

•	Human Resources Consultant (September 2006 — January 2008)

•	Vice President, Human Resources, Sanofi-Aventis (February 2004 — March 2006)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2010, the number of record holders of the Company’s common stock was 1,068.

The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2010			2009
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend

First quarter	$36.50	$29.83	$—	$24.38	$13.90	$—
Second quarter	$39.06	$23.72	$—	$30.10	$18.94	$—
Third quarter	$30.91	$21.97	$—	$35.97	$25.24	$—
Fourth quarter	$39.92	$29.50	$—	$34.44	$26.41	$—

The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2011.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
(In millions, except per share data)

Income Statement Data:
Net sales	$1,196.6	$871.7	$1,736.8	$1,021.5	$660.1
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$82.6	$(19.4)	$134.9	$111.5	$23.6
Income from discontinued operations, net of tax	0.8	1.5	0.1	135.4	192.2
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	0.3

Net income (loss)	$83.4	$(17.9)	$135.0	$246.9	$216.1

Net income (loss) per common share attribuable to OM Group, Inc. common stockholders — basic:
Continuing operations	$2.72	$(0.64)	$4.48	$3.73	$0.80
Discontinued operations	0.02	0.05	—	4.52	6.55
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Net income (loss)	$2.74	$(0.59)	$4.48	$8.25	$7.36

Net income (loss) per common share attribuable to
OM Group, Inc. common shareholders — assuming dilution:
Continuing operations	$2.70	$(0.64)	$4.45	$3.68	$0.80
Discontinued operations	0.03	0.05	—	4.47	6.50
Cumulative effect of a change in accounting principle	—	—	—	—	0.01

Net income (loss)	$2.73	$(0.59)	$4.45	$8.15	$7.31

Dividends declared and paid per common share	$—	$—	$—	$—	$—
Balance Sheet Data:
Total assets	$1,772.7	$1,444.1	$1,434.4	$1,469.2	$1,618.2
Long-term debt, excluding current portion(a)	$90.0	$—	$26.1	$1.1	$1.2

(a)	Amount in 2006 excludes the $400.0 million of outstanding Notes. On February 2, 2007, the Company notified its noteholders that it had called for redemption all $400.0 million of its outstanding Notes. The Notes were classified as a current liability at December 31, 2006.

Results for 2010 include a $2.1 million pre-tax restructuring charge.

Results for 2009 include a $37.5 million pre-tax goodwill impairment charge, a $12.7 million pre-tax restructuring charge and a $4.7 million pre-tax gain on termination of the retiree medical plan.

Results for 2008 include a $27.7 million pre-tax adjustment to reduce the carrying value of certain inventory to market value, an $8.8 million pre-tax goodwill impairment charge and a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns.

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

Segments
As a result of the EaglePicher Technologies acquisition, the Company is now organized into three operating segments: Advanced Materials, Specialty Chemicals and Battery Technologies. The Advanced Materials segment consists of Inorganics, a joint venture that operates a smelter in the Democratic Republic of Congo (“DRC”) and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks. The Battery Technologies segment is comprised of the EaglePicher Technologies business.

The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramics and chemical end markets by providing products with functional characteristics critical to the success of the Company’s customers. These products improve the electrical conduction of rechargeable batteries used in portable electronic devices such as cellular phones, video cameras, portable computers and power tools as well as various types of electric vehicles. The smelter joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited (“GTL”)) is

consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture. The GTL smelter is a primary source of the Company’s cobalt raw material feed.

The Specialty Chemicals segment consists of the following:

Electronic Chemicals:  Electronic Chemicals develops and manufactures products for the printed circuit board, memory disk, general metal finishing, electronic packaging and finishing, and photovoltaic markets.

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

The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery materials, battery management systems, battery-related research and energetic devices for the defense, aerospace and medical markets.

Key Market Factors Affecting Advanced Materials Operations
The Company’s business is critically connected to both the availability and price of raw materials. The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal (typically copper or nickel), and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The GTL smelter in the DRC is a primary source for the Company’s cobalt raw material feed. After smelting in the DRC, cobalt/copper white alloy is sent to the Company’s refinery in Kokkola, Finland.

The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have historically been significant and the Company believes that cobalt price fluctuations are likely to continue in the future. Fluctuations in the price of copper can also impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Declines in the selling prices of the Company’s finished goods, which can result from decreases in the reference price of cobalt or other factors, can result in the Company’s inventory carrying value being written down to a lower market value.

Executive Overview
The Company’s Advanced Materials and Specialty Chemicals segments both achieved significantly improved year-over-year results. An increase in end — market demand resulted in increased sales and product volumes, which together with higher metal prices led to improved operating results during 2010 compared to 2009. The

Company completed the acquisition of EaglePicher Technologies on January 29, 2010. Battery Technologies contributed $113.9 million and $5.1 million to the Company’s net sales and operating profit, respectively, during 2010.

The Advanced Materials segment benefitted from an increase in the average cobalt reference price and favorable product mix in 2010 compared to 2009. Demand for fine powders in powder metallurgy applications strengthened significantly from 2009, partially due to customer restocking within the supply chain. These favorable items were partially offset by decreased sales of battery materials, primarily in China.

The Specialty Chemicals segment experienced an increase in operating profit in 2010 compared with 2009, even after excluding the 2009 goodwill impairment and restructuring charges, largely as the result of increased volume due to stronger end-market demand and favorable product mix. During 2009, the Company determined that a portion of Specialty Chemicals goodwill was impaired, resulting in net impairment charges of $37.5 million. Restructuring charges related to the Advanced Organics business were $2.1 million and $12.7 million in 2010 and 2009, respectively.

Battery Technologies operating profit was $3.1 million in both the third and fourth quarter of 2010 compared to $0.4 million in the second quarter of 2010. This increase in operating profit was primarily due to timing of deliveries in Defense and Aerospace and $1.6 million of charges in the second quarter of 2010 related to purchase price accounting for acquired inventories and deferred revenue that did not recur in the third or fourth quarters of 2010.

Consolidated Operating Results for 2010, 2009 and 2008
Set forth below is a summary of the Statements of Consolidated Operations for the years ended December 31,

	2010		2009		2008
(thousands of dollars & percent of net sales)

Net sales	$1,196,646		$871,669		$1,736,849
Cost of products sold (excluding restructuring charges)	910,094		693,832		1,384,301
Restructuring charges	1,864		12,054		—

Gross profit	284,688	23.8%	165,783	19.0%	352,548	20.3%
Selling, general and administrative expenses	161,806	13.5%	133,302	15.3%	166,126	9.6%
Goodwill impairment, net	—		37,504		8,800
Restructuring charges	236		654		—
Gain on termination of retiree medical plan	—		(4,693)		—

Operating profit (loss)	122,646	10.2%	(984)	-0.1%	177,622	10.2%
Other expense, net	(15,331)		(74)		(5,334)
Income tax expense	(29,656)		(20,899)		(16,076)

Income (loss) from continuing operations, net of tax	77,659		(21,957)		156,212
Income from discontinued operations, net of tax	726		1,496		92

Consolidated net income (loss)	78,385		(20,461)		156,304
Net (income) loss attributable to noncontrolling interest	4,989		2,604		(21,301)

Net income (loss) attributable to OM Group, Inc. common stockholders	$83,374		$(17,857)		$135,003

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$2.72		$(0.64)		$4.48
Income from discontinued operations attributable to OM Group, Inc. common stockholders	0.02		0.05		—

Net income (loss) attributable to OM Group, Inc. common stockholders	$2.74		$(0.59)		$4.48

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$2.70		$(0.64)		$4.45
Income from discontinued operations attributable to OM Group, Inc. common stockholders	0.03		0.05		—

Net income (loss) attributable to OM Group, Inc. common stockholders	$2.73		$(0.59)		$4.45

Weighted average shares outstanding
Basic	30,433		30,244		30,124
Assuming dilution	30,565		30,244		30,358
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$82,648		$(19,353)		$134,911
Income from discontinued operations, net of tax	726		1,496		92

Net income (loss)	$83,374		$(17,857)		$135,003

2010 Compared with 2009
The following table identifies, by segment, the components of change in net sales in 2010 compared with 2009:

(In millions)

2009 Net Sales	$871.7
Increase in 2010 from:
Advanced Materials	148.2
Specialty Chemicals	60.9
Battery Technologies	113.9
Intersegment items	1.9

2010 Net Sales	$1,196.6

Net sales increased $324.9 million, or 37.3%, primarily due to increased volume, the increase in the cobalt reference price and the EaglePicher Technologies acquisition. Increased end-market demand drove higher volume in Specialty Chemicals ($50.2 million). Advanced Materials achieved increased cobalt volume ($30.7 million). The improvement in demand was partially due to customer re-stocking within the supply chain in certain end markets. The average cobalt reference price increased from $15.90 in 2009 to $18.74 in 2010, which together with favorable product mix, resulted in higher product selling prices ($68.7 million) in Advanced Materials. Advanced Materials also benefited from an increase in cobalt metal resale ($35.5 million) primarily due to the increase in the average cobalt reference price and increased volume. Advanced Materials copper by-product sales also were higher ($13.3 million) due to the higher average copper price in 2010 compared with 2009, partially offset by lower volume. Favorable selling prices and mix positively affected Specialty Chemicals in 2010 compared to 2009 ($12.3 million). Battery Technologies net sales were $113.9 million in 2010. Excluding Battery Technologies, net sales increased $211.0 million, or 24.2%, in 2010 compared with 2009.

During 2009, the Company commenced a restructuring plan of the Company’s Advanced Organics business within the Specialty Chemicals segment to better align the cost structure and asset base of its European carboxylate business to industry conditions resulting from weak customer demand, commoditization of products and overcapacity in that market. The restructuring included exiting the Manchester, England manufacturing facility and disposing of the fixed assets located in the Manchester facility, as well as smaller workforce reductions at other facilities. The majority of position eliminations were completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions for the Advanced Organics business as a whole. Decommissioning and demolition of the Manchester, England facility began during the third quarter of 2010 and is expected to be completed during the first half of 2011. The Company recorded restructuring charges of $2.1 million and $12.7 million in 2010 and 2009, respectively.

Gross profit increased to $284.7 million in 2010, compared with $165.8 million in 2009. The largest factor affecting the $118.9 million increase in gross profit was the increase in the average cobalt reference price that resulted in higher Advanced Materials selling prices, which together with favorable product mix increased gross profit by $48.7 million in 2010 compared with 2009. Also impacting the Advanced Materials segment gross profit was increased cobalt volume ($19.3 million) in 2010 compared to 2009. These improvements to gross profit in the Advanced Materials segment were partially offset by a $22.1 million increase in manufacturing and distribution expenses due to the increase in cobalt volume and costs associated with the maintenance shutdown of the GTL smelter. In the Specialty Chemicals segment, gross profit was affected by increased volume ($27.9 million) and favorable pricing/mix ($11.4 million) and a $3.4 million decrease in manufacturing and distribution expenses. Decreased manufacturing and distribution expenses in the Advanced Organics business due to the restructuring were partially offset by increased manufacturing and distribution expenses in the other Specialty Chemicals businesses due to increased volume. Battery Technologies contributed $18.1 million of gross profit in 2010, after a $3.2 million charge related to purchase accounting adjustments that will not recur, as discussed below. The increase in gross profit as a percentage of net sales (23.8% in 2010 versus 19.0% in 2009) was primarily due to the positive factors discussed above and the decrease in restructuring charges in 2010 compared to 2009.

Inventory acquired as part of the EaglePicher Technologies acquisition was initially recorded at fair value, which involves stepping up the value of acquired finished goods and work-in-process from historical cost of the acquired company to its expected sales value less costs to complete and sell the inventory. As this inventory was sold in the ordinary course of business, the inventory step-up was charged to cost of products sold, which reduced gross profit by $2.4 million in 2010. During 2010, the Company also recorded a $0.8 million reduction in revenue related to amortization of the adjustment to fair value deferred revenue on the acquired balance sheet. The step-up to fair value of inventory acquired and the adjustment to fair value deferred revenue have been fully amortized as of December 31, 2010 and will not recur in the future.

Selling, general and administrative expenses (“SG&A”) increased to $161.8 million in 2010 compared with $133.3 million in 2009. The increase was primarily due to $13.1 million of Battery Technologies SG&A expenses, increased employee incentive compensation expense related to the anticipated payouts under the 2010 annual bonus program, a $2.0 million charge in 2010 due to an other-than-temporary decline in the fair value of a cost method investment and $0.9 million in transaction costs associated with the EaglePicher Technologies acquisition. The decrease in SG&A as a percentage of net sales (13.5% in 2010 versus 15.3% in 2009) was due to SG&A expenses being spread over higher net sales.

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

The following table identifies, by segment, the components of change in operating profit (loss) for 2010 compared with 2009:

(In millions)

2009 Operating Loss	$(1.0)
Increase (decrease) in 2010 from:
Advanced Materials	42.3
Specialty Chemicals	86.5
Battery Technologies	5.1
Corporate	(10.3)
Intersegment items	—

2010 Operating Profit	$122.6

The change in operating profit (loss) for 2010 as compared to 2009 was due to the factors discussed above and Battery Technologies operating profit, which includes purchase accounting adjustments of $3.2 million discussed above and $3.2 million of amortization of acquired intangibles.

The following table summarizes the components of Other expense, net:

	Year Ended December 31,
	2010	2009	Change
(In thousands)

Interest expense	$(5,255)	$(689)	$(4,566)
Interest income	908	928	(20)
Foreign exchange gain (loss)	(10,679)	(21)	(10,658)
Other expense, net	(305)	(292)	(13)

	$(15,331)	$(74)	$(15,257)

The increase in interest expense is due to the increase in the average amount outstanding under the Revolver during 2010 compared with 2009. The increase in foreign exchange loss is primarily related to the revaluation of non-functional currency cash balances at foreign sites due to changes in exchange rates (primarily the Euro, Malaysian Ringgit and Taiwanese Dollar).

The change in income (loss) from continuing operations before income tax expense for 2010 compared with 2009 was due to the factors discussed above, primarily the affect of the increase in the cobalt reference price, favorable product mix and increased sales volume.

The Company recorded income tax expense of $29.7 million on income from continuing operations before income tax expense of $107.3 million for 2010, resulting in an effective income tax rate of 27.6%. The Company recorded net discrete tax items netting to expense of $5.4 million. This amount included $10.1 million of discrete tax expense related to the GTL joint venture, of which the Company’s share is 55%, or $5.6 million. The GTL items are primarily comprised of an $11.5 million charge to reserve a portion of GTL’s prepaid income tax balance, and a benefit of $2.6 million primarily related to a return to provision adjustment. Without discrete items, the effective income tax rate for 2010 would have been 22.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.). During 2009, the Company recorded discrete tax expense items totaling $10.2 million, which included $9.2 million related to GTL of which the Company’s 55% share was $5.1 million. Also in 2009, the Company recorded goodwill and intangible asset impairment charges totaling $39.1 million, which are not deductible for tax purposes. Adjusting the pretax loss for the impairment charges and excluding discrete items, the Company’s effective income tax rate would have been 28.2% for 2009. This effective tax rate is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia, offset by income earned in foreign tax jurisdictions with higher statutory rates than the US, principally the DRC.

Income from discontinued operations in 2010 of $0.7 million was primarily due to a $1.6 million tax benefit related to a prior period error, partially offset by a $1.2 million increase in a tax contingency accrual. Income from discontinued operations of $1.5 million in 2009 was primarily due to the reversal of a $2.0 million tax contingency accrual. Both periods were also impacted by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net loss attributable to the noncontrolling interest was $5.0 million in 2010 compared with $2.6 million in 2009. The change was primarily due to the discrete tax items at GTL discussed above and costs associated with the maintenance shutdown of the GTL smelter ($5.7 million), partially offset by the favorable impact of increased deliveries in 2010 compared with 2009 due to timing of arrivals of cobalt raw material to the Kokkola refinery from the DRC smelter.

Income (loss) from continuing operations attributable to OM Group, Inc. was income of $82.6 million, or $2.70 per diluted share, in 2010 compared with a loss of $19.4 million, or $0.64 per diluted share in 2009, due primarily to the aforementioned factors.

Net income (loss) attributable to OM Group, Inc. was income of $83.4 million, $2.73 per diluted share, in 2010, compared with a loss of $17.9 million, or $0.59 per diluted share, in 2009, due primarily to the aforementioned factors.

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

SG&A decreased to $133.3 million in 2009 compared with $166.1 million in 2008. The decline in SG&A was primarily attributable to overall reduced spending due to reduced volume and the Company’s profit enhancement initiatives, including headcount reductions and decreased employee incentive compensation. The increase in SG&A as a percentage of net sales (15.3% in 2009 versus 9.6% in 2008) was due to SG&A expenses being spread over lower net sales.

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

Income tax expense in 2009 was $20.9 million on pre-tax loss of $1.1 million, resulting in a negative tax rate, compared to income tax expense in 2008 of $16.1 million on pre-tax income of $172.3 million, or 9.3%. During 2009, the Company recorded discrete tax expense items totaling $10.2 million, which included $9.2 million related to GTL in the DRC, (of which the Company’s share is 55%). Also in 2009, the Company recorded goodwill and intangible asset impairment charges totaling $39.1 million, which are not deductible for tax purposes. Adjusting the pretax loss for the impairment charges and excluding the discrete items, the Company’s effective income tax rate would have been 28.2% for 2009. This effective tax rate is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia, offset by income earned in foreign tax jurisdictions with higher statutory rates than the US, principally the DRC. During 2008, the Company completed an analysis of foreign tax credit positions and recorded a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 36.4% for 2008. In 2008, the effective tax rate, excluding the foreign tax credit noted above, was higher than the U.S. statutory rate due to several factors: the non-deductible goodwill impairment charge, the cost of repatriating foreign earnings and the ability to recognize tax benefits for only a portion of U.S. losses.

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

Segment Results and Corporate Expenses
Advanced Materials
For the year ended December 31,

	2010	2009	2008
(Millions of dollars)

Net sales	$620.6	$472.4	$1,192.4

Operating profit	$95.6	$53.3	$203.5

The following table reflects the volumes in the Advanced Materials segment:

	2010	2009	2008

Volumes (metric tons)
Product sales volume*	14,246	13,517	15,679
Other sales volume (cobalt metal resale and by-product sales)	11,186	13,556	15,771
Cobalt refining volume	9,413	8,962	9,639

*	Excludes cobalt metal resale and by-product sales.

The following table summarizes the percentage of sales dollars by end market for the year ended December 31,

	2010	2009	2008

Battery Materials	42%	49%	46%
Chemical	13%	14%	12%
Powder Metallurgy	14%	7%	11%
Ceramics	5%	4%	4%
Other*	26%	26%	27%

*	Other includes cobalt metal resale and copper by-product sales.

The following table summarizes the percentage of sales dollars by region for the year ended December 31,

	2010	2009	2008

Americas	13%	9%	9%
Asia	47%	55%	49%
Europe	40%	36%	42%

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2010	2009	2008

First Quarter	$20.11	$13.37	$46.19
Second Quarter	$19.36	$14.44	$45.93
Third Quarter	$18.10	$17.30	$32.54
Fourth Quarter	$17.41	$18.35	$20.81

Full Year	$18.74	$15.90	$36.58

The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2010	2009	2008

First Quarter	$3.29	$1.56	$3.52
Second Quarter	$3.18	$2.12	$3.83
Third Quarter	$3.28	$2.65	$3.49
Fourth Quarter	$3.91	$3.01	$1.80

Full Year	$3.42	$2.34	$3.16

2010 Compared with 2009
Net Sales
The following table identifies the components of change in net sales:

(In millions)

2009 Net Sales	$472.4
Increase (decrease) in 2010 from:
Selling price/mix	68.7
Cobalt volume	30.7
Cobalt metal resale	35.5
Copper by-product (price and volume)	13.3

2010 Net Sales	$620.6

The increase in net sales in 2010 was due primarily to increased product selling prices which resulted from an increase in the average cobalt reference price from 2009 to 2010, favorable product mix and increased volume.

Favorable product mix was primarily the result of increased demand, primarily in the powder metallurgy market. Increased demand for fine powders in powder metallurgy applications due in part to customer restocking within the supply chain was partially offset by decreased sales of battery materials, primarily in China. The shift in product mix and increased cobalt volume resulted in higher net sales dollars and operating profit as discussed below. Cobalt metal resale was also positively affected by the increase in the cobalt price and increased volume. The increase in copper by-product sales in 2010 was due to the higher average copper price in 2010 compared with 2009, partially offset by decreased volume. The decrease in copper volume in 2010 compared to 2009 was primarily due to changes in the mix of feed.

Operating Profit
The following table identifies the components of change in operating profit:

(In millions)

2009 Operating Profit	$53.3
Increase (decrease) in 2010 from:
Price (including cobalt metal resale)	48.7
Cobalt volume (including cobalt metal resale)	19.3
Process-based material cost	(2.7)
Copper by-product (price and volume)	(0.5)
Manufacturing and distribution expenses	(22.1)
Foreign currency	3.2
Other by-product (price and volume)	0.7
SG&A expenses	(6.5)
Other	2.2

2010 Operating Profit	$95.6

The increase in operating profit in 2010 compared with 2009 periods was primarily due to favorable cobalt price basis as 2010 benefited from higher product selling prices due to the higher average reference price for cobalt during 2010 and higher cobalt volume. These items were partially offset by increased manufacturing and distribution expenses. The increase in manufacturing and distribution expenses in 2010 was due to $5.7 million of expense associated with the maintenance shut-down of the GTL smelter and the increase in cobalt volume. The decrease in operating profit associated with copper by-product sales was due to decreased volume primarily due to changes in the mix of feed partially offset by favorable copper price. SG&A expenses include a $2.0 million charge in 2010 due to an other-than-temporary decline in the fair value of a cost method investment.

2009 Compared with 2008
Net Sales
The following table identifies the components of change in net sales:

(In millions)

2008 Net Sales	$1,192.4
Decrease in 2009 from:
Selling price	(398.7)
Cobalt metal resale	(169.0)
Volume	(122.0)
Copper (price and volume)	(28.6)
Other	(1.7)

2009 Net Sales	$472.4

The net sales decrease in 2009 was due primarily to decreased product selling prices that resulted from a decrease in the average cobalt reference price. Cobalt metal resale was also negatively impacted by the decrease in the cobalt price. Weak worldwide economic conditions drove decreases in volume, which impacted all end markets including cobalt metal resale. Copper by-product sales were lower due to the lower average copper price and decreased volume in 2009 compared with 2008.

Operating Profit
The following table identifies the components of change in operating profit:

(In millions)

2008 Operating Profit	$203.5
2008 Lower of cost or market inventory charge	20.7
2008 Loss on cobalt forward purchase contract	2.7
Increase (decrease) in 2009 from:
Price (including cobalt metal resale)	(156.9)
Volume (including cobalt metal resale)	(51.9)
Copper by-product (price and volume)	(7.2)
Other by-product (price and volume)	(5.7)
Process-based material costs	15.2
Foreign currency	5.3
Reductions in manufacturing and distribution expenses	23.7
Reductions in SG&A expenses	8.0
Other	(4.1)

2009 Operating Profit	$53.3

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

Specialty Chemicals Segment
For the year ended December 31,

	2010	2009	2008
(Millions of dollars)

Net sales	$462.7	$401.8	$546.7

Operating profit (loss)	$59.6	$(27.0)	$11.2

The following table summarizes the percentage of sales dollars by end market for the year ended December 31,

	2010	2009	2008

Semiconductor	27%	27%	24%
Coatings	15%	18%	18%
Tire	10%	11%	14%
Printed Circuit Boards	20%	20%	17%
Memory Disk	11%	10%	10%
Chemical	9%	9%	11%
General Metal Finishing	3%	2%	2%
Other	5%	3%	4%

The following table summarizes the percentage of sales dollars by region for the year ended December 31,

	2010	2009	2008

Americas	26%	28%	29%
Asia	47%	44%	39%
Europe	27%	28%	32%

The following table reflects the volumes in the Specialty Chemicals segment for the year ended December 31,

	2010	2009	2008

Volumes
Advanced Organics sales volume — metric tons	22,002	21,787	28,956
Electronic Chemicals sales volume — gallons (thousands)	11,081	8,994	11,270
Ultra Pure Chemicals sales volume — gallons (thousands)	5,973	4,564	5,152
Photomasks — number of masks	30,632	27,065	27,834

2010 Compared with 2009
Net Sales
The following table identifies the components of change in net sales:

(In millions)

2009 Net Sales	$401.8
Increase (decrease) in 2010 from:
Volume	50.2
Selling price/mix	12.3
Foreign currency	(2.8)
Other	1.2

2010 Net Sales	$462.7

The $60.9 million increase in net sales in 2010 compared to 2009 was primarily due to increased volume and favorable selling price/mix. 2009 was unfavorably impacted by decreased volumes across all end markets due to customers’ inventory de-stocking, primarily during the first half of 2009, and weak customer demand as a result of the global economic conditions.

Operating Profit (Loss)
The following table identifies the components of change in operating profit (loss):

(In millions)

2009 Operating Loss	$(27.0)
2009 Goodwill impairment, net	37.5
2009 Intangible asset impairment, net	1.6
2009 Restructuring charge	12.7
Increase (decrease) in 2010 from:
Volume	27.9
Price/Mix	11.4
Manufacturing and distribution expenses	3.4
Selling, general and administrative expenses	(6.2)
2010 Restructuring charge	(2.1)
Foreign currency	(0.8)
Other	1.2

2010 Operating Profit	$59.6

The operating profit increase in 2010 compared to 2009 was primarily due to the 2009 charges for the impairment of goodwill, the 2009 restructuring charge, increased sales volume and favorable product pricing/mix in 2010 and favorable manufacturing and distribution expenses. Favorable manufacturing and distribution expenses in the Advanced Organics business due to the restructuring were partially offset by increased manufacturing and distribution expenses in the other Specialty Chemicals businesses due to increased volume. These favorable items were partially offset by increased SG&A expenses and the 2010 restructuring charge. The increase in SG&A was primarily attributable to overall increased spending due to increased volume and increased employee incentive compensation in 2010.

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
The following table identifies the components of change in operating profit (loss):

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

The $38.2 million decrease in operating profit (loss) in 2009 compared to 2008 included non-cash charges for the impairment of goodwill related to the UPC, Photomasks and Advanced Organics businesses and non-cash intangible asset impairment charges ($1.6 million in 2009 compared to $0.2 million in 2008). See Note 6 to the Consolidated Financial Statements in this Form 10-K for further discussion of the goodwill and intangible asset impairment charges. In addition, the Company recorded restructuring charges totaling $12.7 million in 2009. See Note 7 to the Consolidated Financial Statements in this Form 10-K for further discussion of the restructuring charge. The decrease in sales volume that drove the decrease in net sales discussed above also impacted operating loss in 2009. These unfavorable items were significantly offset by decreased manufacturing and distribution and SG&A expenses as a result of a reduction in discretionary spending, headcount reductions, and decreased employee incentive compensation.

Battery Technologies

	Year Ended		Three Months Ended
	December 31,		December 31,	September 30,		June 30,		March 31,
	2010		2010	2010		2010		2010
(Millions of dollars)

Net sales	$113.9	(a)	$31.2	$35.7		$28.4		$18.6	(a)

Operating profit	$5.1	(a)	$3.1	$3.1	(b)	$0.4	(b)	$(1.5	)(a)(b)

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

(b)	Includes purchase accounting adjustments which reduced operating profit by $1.5 million, $1.6 million and $0.1 million in the first second and third quarters of 2010, respectively, for acquired inventories and deferred revenue. These charges will not recur in the future.

The Battery Technologies segment tracks backlog in order to assess its current business development effectiveness and to assist in forecasting future business needs and financial performance. Backlog is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. Backlog is converted into sales as work is performed or deliveries are made. At December 31, 2010, backlog of $35.1 million (or 26%) is not expected to be converted into sales during the next twelve months.

The following table sets forth backlog in the Battery Technologies segment as of:

	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
(In millions)

Defense	$88.7	$72.0	$74.9	$79.8
Aerospace	40.2	42.5	41.4	43.3
Medical	6.0	6.1	7.4	6.9

	$134.9	$120.6	$123.7	$130.0

Net backlog increased at December 31, 2010 compared to September 30, 2010 primarily due to orders in excess of deliveries in Defense, partially offset by deliveries in excess of orders in Aerospace and Medical. The decrease in Aerospace backlog is partially due to the delay of certain government programs.

The following table summarizes the percentage of sales dollars by end market for the Battery Technologies segment:

	Year Ended December 31,
	2010	2009	2008

Defense	55%	n/a	n/a
Aerospace	39%	n/a	n/a
Medical	6%	n/a	n/a

Net Sales
Battery Technologies net sales of $113.9 million for 2010 represents the net sales results of the EaglePicher Technologies business following the acquisition that was completed on January 29, 2010. On a sequential basis, Battery Technology net sales decreased $4.5 million, or 12.6%, in the fourth quarter of 2010 compared to the third quarter of 2010, primarily due to timing of deliveries in Aerospace.

Operating Profit
Battery Technologies operating profit for 2010 represents the results of the EaglePicher Technologies business following the acquisition on January 29, 2010. Included in the $5.1 million operating profit is a $2.4 million charge related to the step-up to fair value of inventory acquired as of January 29, 2010 and sold in the ordinary course of business, a $0.8 million reduction in revenue related to the amortization of the adjustment to fair value deferred revenue and $3.2 million of amortization of acquired intangibles. The step-up to fair value of inventory acquired and the adjustment to fair value deferred revenue have been fully amortized as of December 31, 2010 and will not recur in the future.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the Advanced Materials, Specialty Chemicals and Battery Technologies segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation.

2010 Compared with 2009
Corporate expenses were $37.6 million in 2010 compared with $27.3 million in 2009. Corporate expenses in 2010 include increased employee incentive compensation expense primarily due to anticipated payouts under the 2010 annual incentive plan. There were no payouts under the 2009 annual incentive plan. Also, 2009 includes a $4.7 million gain on the termination of the Company’s retiree medical plan.

2009 Compared with 2008
Corporate expenses were $27.3 million in 2009 compared with $37.5 million in 2008. Corporate expense in 2009 is net of a $4.7 million gain for the termination of the Company’s retiree medical plan. Also contributing to the $10.2 million decrease in corporate expenses from 2008 is a decrease in employee incentive and share-

based compensation expense in 2009 compared with 2008. This decrease was primarily due to a significant reduction in anticipated annual incentive compensation (including no payout under the 2009 annual incentive plan), a reduction in the number of time-based restricted shares outstanding, and a reduction in expense related to performance-based incentive compensation as the probability of achievement/vesting decreased. These items were partially offset by $1.3 million in transaction costs related to the acquisition of EaglePicher Technologies that were expensed in 2009.

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities for 2010, 2009 and 2008, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	2010	2009	change

Net cash provided by (used for):
Operating activities	$126.6	$165.5	$(38.9)
Investing activities	(199.8)	(30.5)	(169.3)
Financing activities	120.3	(26.7)	147.0
Discontinued operations-net cash used for operating activities	(0.1)	(0.4)	0.3
Effect of exchange rate changes on cash	(1.8)	2.7	(4.5)

Net change in cash and cash equivalents	$45.2	$110.6	$(65.4)

Net cash provided by operating activities was $126.6 million in 2010 compared with net cash provided by operations of $165.5 million in 2009. The 2010 amount was primarily due to $77.7 million of income from continuing operations plus the following factors:

•	depreciation and amortization expense of $54.1 million;

•	an $11.5 million non-cash charge to establish an allowance against GTL’s prepaid tax asset; and

•	a $10.7 million non-cash foreign exchange loss.

These items were partially offset by a $40.3 million reduction in net working capital (defined as inventory plus accounts receivable less accounts payable) reflecting a decrease in inventories and accounts payable and an increase in accounts receivable. In 2009, net cash provided by operations of $165.5 million was primarily due to the $22.0 million loss from continuing operations in 2009, the change in net working capital (defined as inventory plus accounts receivable less accounts payable) which contributed positive cash flows of $73.6 million in 2009, depreciation and amortization expense of $53.8 million, and the $37.5 million non-cash goodwill impairment charge.

Net cash used for investing activities was $199.8 million in 2010 compared with net cash used for investing activities of $30.5 million in 2009. The amount in 2010 includes $172.0 million for the EaglePicher Technologies acquisition.

Net cash provided by financing activities was $120.3 million in 2010 compared with net cash used for financing activities of $26.7 million in 2009. 2010 includes net borrowings under the Company’s Revolver of $120.0 million to fund the EaglePicher Technologies acquisition. 2009 includes repayment of debt of $26.1 million.

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

Financial Condition
Cash and cash equivalents were $400.6 million at December 31, 2010, compared to $355.4 million at December 31, 2009. The increase in cash of $45.2 million was the net impact of $126.6 million provided by operating activities, $199.8 million used for investing activities, and $120.3 million provided by financing activities, offset by a $1.8 million decrease in cash due to unfavorable changes in exchange rates. Expected uses of cash include working capital needs, planned capital expenditures and future acquisitions.

Cash balances are held in numerous locations throughout the world. As of December 31, 2010, 87% of the Company’s cash and cash equivalents were held outside the United States. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. The Company’s intent is to retain such cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., external borrowings, or both.

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

The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At December 31, 2010, the Company’s interest coverage ratio was 24.36 to 1.00 and its leverage ratio was .71 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of December 31, 2010, the Company was in compliance with all of the covenants under the Revolver.

The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowing under the Revolver totaled $120.0 million at December 31, 2010. There were no amounts outstanding under the prior credit facility at December 31, 2009.

During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2010 or 2009.

The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.

Capital Expenditures
Capital expenditures in 2010 were $26.4 million, which were related primarily to ongoing projects to maintain current operating levels and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $40 million to $50 million in 2011 primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund 2011 capital expenditures through cash generated from operations and cash on hand at December 31, 2010.

Pension Plans
As a result of the EaglePicher Technologies acquisition, the Company assumed the EaglePicher Technologies defined benefit pension obligations, made up of two frozen defined benefit pension plans and two active partially-funded defined benefit pension plans. The Company also has a funded, non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM Metal Products, Inc. business and an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Certain non-U.S. employees are covered under other defined benefit plans.

The Statements of Consolidated Operations include defined benefit pension expense of $3.1 million, $1.3 million and $0.9 million in 2010, 2009 and 2008, respectively. At December 31, 2010, the Company’s projected benefit obligation exceeded the fair value of plan assets by $63.4 million. The Company expects to contribute $7.6 million and $0.1 million to its U.S. and non-U.S. pension plans, respectively, in 2011. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the benefit obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates. Calculations of the amount of defined benefit pension expense and obligations depend on the assumptions used in the actuarial valuations. See Critical Accounting Policies below for further discussion of the Company’s assumptions related to its pension plans.

Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2010 (in thousands).

	Payments due by period
	2011	2012	2013	2014	2015	Thereafter	Total

Purchase and other obligations(1)	$294,788	$45,961	$1,414	$1,167	$908	$887	$345,125
Revolving credit facility	30,000	—	90,000	—	—	—	120,000
Interest payments on revolving
credit facility	3,800	3,455	612	—	—	—	7,867
Capital lease obligations (principal
and interest)	757	620	510	394	378	1,932	4,591
Operating lease obligations	6,219	4,708	2,283	1,844	1,815	9,534	26,403

Total	$335,564	$54,744	$94,819	$3,405	$3,101	$12,353	$503,986

(1)	For 2011 through 2015, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average daily price for the last week of December 2010 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Interest payments are calculated based upon the Company’s anticipated payment schedule using December 31, 2010 interest rates adjusted for the related interest rate swap agreements.

Pension funding can vary significantly each year due to changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. The Company expects to contribute $7.6 million and $0.1 million related to its U.S. and non-U.S. pension plans, respectively, in 2011. Pension benefit payments are made from assets of the pension plan. The Company also has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan, for which the Company expects to make annual benefit payments of approximately $0.7 million.

At December 31, 2010, the liability for uncertain tax positions includes $4.7 million for which it is reasonably possible that the uncertainty will be resolved within the next twelve months. However, the decrease would not result in any cash payments as the Company would be able to utilize available foreign tax credits. The Company is not able to reasonably estimate the period in which cash outflows related to the remaining $16.6 million of uncertain tax positions could occur. See Note 12 to the Consolidated Financial Statements for further discussion of the Company’s uncertain tax positions.

Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above and in Note 18 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The Battery Technologies segment uses the percentage of completion method to recognize the majority of its revenue. The majority of defense contracts use units-of-delivery while the majority of aerospace contracts use the cost-to-cost method as the basis to measure progress toward completing the contract. Under the cost-to-cost method, revenue is recognized based on the ratio of cost incurred compared to managements’ estimate of total costs expected to be incurred under the contract. The percentage of completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed periodically and adjustments are reflected in the accounting period such amounts are determined. Contract revenues and cost estimates are recognized based upon estimates of progress towards completion on a contract-by-contract basis. Changes in cost estimates are recognized in the period of change and reflect the cumulative change from inception of the contract. For example, an increase in the estimated profit booking rate will result in an increase in revenue and operating profit and reflect the inception-to-date effect of the change. Significant contracts are reviewed at least quarterly. Billings in excess of amounts earned are deferred. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.

Inventories — The Company’s inventories are stated at the lower of cost or market and valued using the first-in, first-out (“FIFO”) method. Inventory accounted for under the percentage-of-completion method is included in work-in-process inventory and represents accumulated contract costs less the portion of such costs allocated to delivered units. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced on a contract-by-contract basis. The Company evaluates the need for an LCM adjustment to inventories based on the end-of-the-reporting period selling prices of its finished products. In periods of declines in the selling prices of the Company’s finished products, which can result from decreases in the reference price of cobalt or other factors, inventory carrying values may exceed the amount the Company could realize on sale, resulting in a lower of cost or market charge.

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

Notes Receivable from Joint Venture Partner — The Company has a 55% interest in GTL. The remaining 45% interest is owned by two partners at 25% and 20%, respectively. The GTL smelter is a primary source of the Company’s cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture.

In years prior to 2008, the Company refinanced the capital contribution for the 25% minority shareholder. At December 31, 2010 and 2009, the notes receivable (the “Notes”) from this partner were $13.9 million, net of a $5.2 million valuation allowance. The interest rate on the Notes is based on LIBOR (0.99% at December 31, 2010) and resets annually in January. The repayment date for the Notes is December 31, 2011, which may be extended at the Company’s option. Under the terms of the Notes, a portion (80%) of the partner’s share of any dividends from the joint venture and any other cash flow distributions (“secondary considerations”) paid by the joint venture, if any, first serve to reduce the balance of the Notes before any amounts are remitted to the joint venture partner. The Notes are secured by 80% of the partner’s interest in the joint venture. The Company currently anticipates that repayment of the Notes, net of the reserve, will be made from the partner’s share of dividends and returns of capital from the joint venture. Due to the uncertainty of collection of the Notes, the Company continues to record a full allowance against unpaid interest receivable under the Notes.

To evaluate the collectability of the Notes, the Company estimates the future cash flows of the joint venture, as repayment of the Notes is dependent on future dividends and return of capital from the joint venture. These estimates are based on management’s judgment and are consistent with the Company’s current budget and long-range plans, including cobalt price assumptions, anticipated changes in market conditions and planned capital expenditures, among other considerations. Although the Company believes the assumptions, judgments and estimates used in the evaluation of the collectability of the Notes are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the evaluation of the collectability of the Notes and the Company’s results of operations and financial position.

GTL Prepaid Taxes — The Company has a 55% interest in GTL. The remaining 45% interest is owned by two partners at 25% and 20%. The GTL smelter is a primary source of the Company’s cobalt raw material feed. GTL is consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture.

At December 31, 2010 and 2009, GTL has a net prepaid tax asset of $2.0 million and $10.3 million, respectively. The balance at December 31, 2010 is net of a valuation allowance of $11.9 million. During 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of current taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. A key factor in the Company’s analysis for realization of the prepaid tax asset includes the contractual term of the current smelter feed supply agreement. Additional feed options exist that could potentially extend the recoverability period of the prepaid tax asset. The Company will re-evaluate the allowance in the future for changes in estimates, including changes in feed supply arrangements, which would indicate a change in the realizability of the prepaid tax asset. Although the Company believes the assumptions, judgments and estimates used in the evaluation of the recoverability of the GTL prepaid tax asset are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the evaluation of the collectability of the recoverability of the GTL prepaid tax asset and the Company’s results of operations and financial position.

Goodwill — The Company had goodwill of $306.9 million and $234.2 million at December 31, 2010 and 2009, respectively. The Company is required to test goodwill for impairment annually and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, UPC, Photomasks, Defense, Aerospace and Medical.

The Company conducts its annual goodwill impairment test as of October 1. The results of the testing as of October 1, 2010 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. The Company recorded non-cash charges of $37.5 million and $8.8 million in 2009 and 2008, respectively, in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics (2008), and UPC and Photomasks (2009).

To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The Company selected the DCF model as it believes it is comparable to what would be used by market participants to estimate its fair value. The impairment test incorporates the Company’s estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment.

The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. The terminal value estimates the value of the ongoing cash flows after the discrete forecast period using a nominal long-term growth rate of 3.5 percent based on long-term inflation projections. The WACC is derived using a Capital Asset Pricing Model (“CAPM”). The risk-free rate in the CAPM is based on 20-year U.S. Treasury Bonds, the beta is determined based on an analysis of comparable public companies, the market risk premium is derived from historical risk premiums and the size premium is based on the size of the Company. The risk-free rate was adjusted for the risks associated with the operations of the reporting units. As a proxy for the cost of debt, the Company uses the Baa borrowing rate, an estimated effective tax rate, and applies an estimated debt to total invested capital ratio using market participant assumptions to arrive at an after-tax cost of debt. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model. The WACC’s used in the goodwill testing at October 1, 2010 ranged from 10.25% to 13.56%, with an average of 11.84%. The Company believes the assumptions used in its impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company’s results of operations and financial position.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment testing, the Company applied a hypothetical 5% decrease to the estimated fair value and determined the estimated fair value exceeded the carrying value for the Advanced Materials, Electronic Chemicals, UPC, Photomasks, Defense and Medical reporting units. For the Aerospace reporting unit, the Company applied a hypothetical 5% decrease to the estimated fair value and determined that the carrying value exceeded its estimated fair value by $0.6 million. The Company separately applied a hypothetical increase of 100 basis points to the WACC and determined the estimated fair value exceeded the carrying value for the Advanced Materials, Electronic Chemicals, UPC and Photomasks reporting units. For the Defense, Aerospace and Medical reporting units, the Company applied a hypothetical increase of 100 basis points to the WACC and determined the carrying values exceeded estimated fair values by $8.8 million, $5.4 million and $0.8 million, respectively. If step-one goodwill impairment tests performed in future periods indicate the carrying value of any reporting unit exceeds its estimated fair value, the Company would need to complete a step-two analysis to determine the amount, if any, of the goodwill impairment, based on the implied fair values determined in the step-two analysis.

Other Intangible Assets — Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. At December 31, 2010, the Company had definite-lived intangible assets of $124.8 million and indefinite-lived intangible assets of $28.6 million. Definite-lived intangible assets consist principally of customer relationships, know-how, developed technology and capitalized software and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names. The Company evaluates the carrying value of definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The definite-lived intangible asset would be considered impaired if the future net undiscounted cash flows generated by the asset are less than its carrying value. The Company evaluates the carrying value of indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized.

The results of the testing of the indefinite-lived trade names as of October 1, 2010 confirmed the fair value of each intangible asset exceeded its carrying value and therefore no impairment loss was required to be recognized. The Company recorded non-cash charges of $1.6 million in 2009 in the Specialty Chemicals segment for the impairment of indefinite-lived trade names due to downward revisions in estimates of future revenue and cash flows. The Company utilizes a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in the Company’s goodwill testing. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the intangible asset impairment test and, potentially, the Company’s results of operations and financial position if additional impairment charges were required to be recorded.

Long-Lived Assets — Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company generally invests in long-lived assets to produce new products, or increase production capacity or capability. Because market conditions may change, future cash flows may be difficult to forecast. Furthermore, the assets and related businesses may be in different stages of development. If the Company determined that the future undiscounted cash flows from these investments were not expected to exceed the carrying value of the investments, the Company would record an impairment charge. However, determining future cash flows is subject to estimates and different estimates could yield different results. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the future cash flows of the these investments, could change and, therefore, impact the analysis of impairment in the future.

Pension Plans — As a result of the EaglePicher Technologies acquisition, the Company assumed the EaglePicher Technologies defined benefit pension obligations, made up of two frozen defined benefit pension plans and two active defined benefit pension plans. The Company also has a funded, non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM Metal Products, Inc. business. Pension benefits are paid to plan participants directly from pension plan assets. In addition, the Company has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Certain non-U.S. employees are covered under other defined benefit plans. These non-U.S. plans are not material to the Company.

Calculations of the amount of defined benefit pension expense and obligations depend on the assumptions used in the actuarial valuations. The primary assumptions are as follows:

Discount Rate — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future. The basis for the selection of the discount rate for each plan is determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities.

Expected Return on Plan Assets — The expected long-term rate of return on defined benefit plan assets reflects management’s expectations of long-term rates of return on funds invested to provide for benefits included in the projected benefit obligations. The Company has established the expected long-term rate of return assumption for plan assets by considering historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans. The historical rates of return for each of the asset classes used by the Company to determine its estimated rate of return assumption were based upon the rates of return earned by investments in the equivalent benchmark market indices for each of the asset classes. The Company estimates the future return on plan assets based on prior performance and future expectations for the types of investments held by the plans as well as the expected long-term allocation of plan assets for these investments. These projected returns reduce the net defined benefit pension expense.

Rate of Compensation Increase — For the active plans, the Company projects annual employee pay increases, which are used to project pension benefits at retirement.

Changes in key economic indicators can result in changes in the assumptions used by the Company. While the Company believes that the assumptions used in calculating its defined benefit pension expense and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s results of operations or financial position.

The Company used a weighted average discount rate of 5.29% and 5.12% for the two active and two frozen EaglePicher Technologies plans, respectively, in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2010, which represents a decrease of 38 and 52 basis points in the discount rates for the two active and two frozen plans, respectively, from the rate used to calculate the net defined benefit pension obligation assumed as of the EaglePicher Technologies acquisition date. A further 25 basis point reduction in the discount rate used for the plans would have increased the net obligation related to the four EaglePicher Technologies plans by $5.3 million from the amount recorded in the financial statements at December 31, 2010.

The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses. For 2010, the expected long-term rate of return assumptions applicable to assets held in the four EaglePicher Technologies plans were estimated at 8.25% and 6.00% for the two active and two frozen plans, respectively, which is 0.00 and 0.75, respectively, lower than the rates used to determine the net defined benefit pension obligation assumed as of the EaglePicher Technologies acquisition. These expected rates of return reflect the asset allocation of the plans and the expected long-term returns on equity and debt investments included in plan assets. If the expected long-term rates of return on plan assets in the four EaglePicher Technologies plans were reduced by 0.5%, pension expense for 2010 would have increased $0.6 million.

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

Share-Based Compensation — The computation of the expense associated with share-based compensation requires the use of a valuation model. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires the use of subjective assumptions, including estimating the length of time employees will retain their vested stock options before exercising (the “expected term”) and the volatility of the Company’s common stock price over the expected term. Expected stock price volatility is based on historical volatility of the Company’s stock price. Changes in these assumptions may result in a material change to the fair value calculation of share-based awards.

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

The Company estimates forfeitures for its stock options, restricted stock awards and restricted stock unit awards based on historical forfeiture experience. The fair value of share-based compensation awards less estimated forfeitures is amortized over the vesting period.

Valuation of EaglePicher Technologies Acquisition — The acquisition of EaglePicher Technologies requires the allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from management of the acquired company. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, the Company’s results of operations and financial position if impairment charges were required to be recorded.

Recently Issued Accounting Standards
Accounting Guidance adopted in 2010:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to fair value measurements and disclosures, which were effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010. This guidance requires companies to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. See Note 11 to the Consolidated Financial Statements in this Form 10-K for the required disclosure.

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

Accounting Guidance Not Yet Adopted
In July 2010, the FASB issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance will require disaggregated information about the credit quality of financing receivables and the allowance for credit losses based on portfolio segment and class, as well as disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. When effective, the Company will comply with the disclosure provisions of this guidance.

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

Effects of Foreign Currency
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, sales at certain locations, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the Company’s results of operations are subject to the variability that arises from exchange rate movements. In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which the Company has foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Japanese Yen, Congolese Franc, Chinese Renminbi and the Canadian Dollar.

From time to time, the Company has entered into foreign currency forward contracts to mitigate the variability in cash flows due to changes in the Euro/U.S. dollar exchange rate.

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

The European Union’s REACH legislation established requirement to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry. Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations.

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

Commodity Price Risk
The primary raw material used by the Advanced Materials segment is unrefined cobalt. Unrefined cobalt is obtained from three basic sources: primary cobalt mining, as a by-product of another metal (typically copper or nickel), and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers.

The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of cobalt. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt have historically been significant and the Company believes that cobalt price fluctuations are likely to continue in the future. Declines in the selling prices of the Company’s finished goods, which can result from decreases in the reference price of cobalt or other factors, can result in the Company’s inventory carrying value being written down to a lower market value.

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

From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $60.0 million at December 31, 2010. The outstanding contracts as of December 31, 2010 had maturities ranging up to 17 months. The Company had no outstanding interest rate derivatives at December 31, 2009.

Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and the Company does not possess credit risk. To mitigate credit risk, it is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. There were no counterparty defaults during the years ended December 31, 2010, 2009 and 2008.

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

Foreign Currency Exchange Rate Risk
In addition to the United States, the Company has manufacturing and other facilities in Africa, Canada, Europe and Asia-Pacific, and markets its products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which the Company has foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Japanese Yen, Congolese Franc, Chinese Renminbi and the Canadian Dollar.

The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Operations. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 1.5 million Euros at December 31, 2009. The Company had no Euro forward contracts at December 31, 2010. The Company designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related statements of consolidated operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited OM Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page 107. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OM Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OM Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related statements of consolidated operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
February 24, 2011

OM Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$400,597	$355,383
Restricted cash on deposit	68,096	—
Accounts receivable, less allowance of $5,187 in 2010 and $6,884 in 2009	155,465	123,641
Inventories	293,625	287,096
Refundable and prepaid income taxes	40,740	44,474
Other current assets	44,602	32,394

Total current assets	1,003,125	842,988
Property, plant and equipment, net	256,098	227,115
Goodwill	306,888	234,189
Intangible assets	153,390	79,229
Notes receivable from joint venture partner, less allowance of $5,200 in 2010 and 2009	13,915	13,915
Other non-current assets	39,292	46,700

Total assets	$1,772,708	$1,444,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$30,000	$—
Accounts payable	105,900	139,173
Liability related to joint venture partner injunction	68,096	—
Accrued income taxes	8,321	7,522
Accrued employee costs	37,932	18,168
Deferred revenue	9,417	36
Other current liabilities	24,658	24,063

Total current liabilities	284,324	188,962
Long-term debt	90,000	—
Deferred income taxes	23,499	27,453
Uncertain tax positions	14,796	15,733
Pension liabilities	58,107	15,799
Other non-current liabilities	25,364	20,057
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,725,792 shares issued in 2010 and 30,435,569 shares issued in 2009	307	304
Capital in excess of par value	578,948	569,487
Retained earnings	667,882	584,508
Treasury stock (202,556 shares in 2010 and 166,672 shares in 2009, at cost)	(7,234)	(6,025)
Accumulated other comprehensive income (loss)	(3,119)	(16,969)

Total OM Group, Inc. stockholders’ equity	1,236,784	1,131,305
Noncontrolling interests	39,834	44,827

Total equity	1,276,618	1,176,132

Total liabilities and equity	$1,772,708	$1,444,136

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Operations

	Year Ended December 31
	2010	2009	2008
(In thousands, except per share data)

Net sales	$1,196,646	$871,669	$1,736,849
Cost of products sold (excluding restructuring charges)	910,094	693,832	1,384,301
Restructuring charges	1,864	12,054	—

Gross profit	284,688	165,783	352,548
Selling, general and administrative expenses	161,806	133,302	166,126
Goodwill impairment, net	—	37,504	8,800
Restructuring charges	236	654	—
Gain on termination of retiree medical plan	—	(4,693)	—

Operating profit (loss)	122,646	(984)	177,622
Other income (expense):
Interest expense	(5,255)	(689)	(1,597)
Interest income	908	928	1,920
Foreign exchange gain (loss)	(10,679)	(21)	(3,744)
Other, net	(305)	(292)	(1,913)

	(15,331)	(74)	(5,334)

Income (loss) from continuing operations before income tax expense	107,315	(1,058)	172,288
Income tax expense	(29,656)	(20,899)	(16,076)

Income (loss) from continuing operations, net of tax	77,659	(21,957)	156,212
Income from discontinued operations, net of tax	726	1,496	92

Consolidated net income (loss)	78,385	(20,461)	156,304
Net (income) loss attributable to noncontrolling interests	4,989	2,604	(21,301)

Net income (loss) attributable to OM Group, Inc. common stockholders	$83,374	$(17,857)	$135,003

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc.
common stockholders	$2.72	$(0.64)	$4.48
Income from discontinued operations attributable to OM Group, Inc.
common stockholders	0.02	0.05	—

Net income (loss) attributable to OM Group, Inc. common
stockholders	$2.74	$(0.59)	$4.48

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc.
common stockholders	$2.70	$(0.64)	$4.45
Income from discontinued operations attributable to OM Group, Inc.
common stockholders	0.03	0.05	—

Net income (loss) attributable to OM Group, Inc. common
stockholders	$2.73	$(0.59)	$4.45

Weighted average shares outstanding
Basic	30,433	30,244	30,124
Assuming dilution	30,565	30,244	30,358
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$82,648	$(19,353)	$134,911
Income from discontinued operations, net of tax	726	1,496	92

Net income (loss)	$83,374	$(17,857)	$135,003

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Comprehensive Income (Loss)

	Year Ended December 31
	2010	2009	2008
(In thousands)

Consolidated net income (loss)	$78,385	$(20,461)	$156,304
Foreign currency translation adjustments	17,031	12,741	(36,109)
Reclassification of hedging activities into earnings, net of tax	2,315	615	—
Unrealized loss on cash flow hedges, net of tax	(2,732)	(591)	—
Pension and post-retirement obligation	(2,764)	386	(1,539)
Reversal of accumulated unrecognized gain on retiree medical plan	—	(137)	—

Net change in accumulated other comprehensive income (loss)	13,850	13,014	(37,648)

Comprehensive income (loss)	92,235	(7,447)	118,656
Comprehensive (income) loss attributable to noncontrolling interests	4,993	2,602	(21,299)

Comprehensive income (loss) attributable to OM Group, Inc.	$97,228	$(4,845)	$97,357

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31
	2010	2009	2008
(In thousands)

Operating activities
Consolidated net income (loss)	$78,385	$(20,461)	$156,304
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(726)	(1,496)	(92)
Depreciation and amortization	54,097	53,765	56,116
Share-based compensation expense	5,342	6,026	7,621
Excess tax benefit on exercise/vesting of share awards	—	—	(28)
Foreign exchange loss	10,679	21	3,744
Gain on cobalt forward purchase contracts	—	—	(4,002)
Interest income receivable from joint venture partner	—	—	3,776
Deferred income tax provision (benefit)	(5,131)	(7,471)	(894)
Lower of cost or market inventory charge	—	—	27,728
Goodwill impairment charges, net	—	37,504	8,800
Restructuring charge	2,100	12,708	—
Allowance on GTL prepaid tax asset	11,465	—	—
Impairment of cost-method investment	2,000	—	—
Gain on termination of retiree medical plan	—	(4,693)	—
Other non-cash items	779	801	4,536
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(21,668)	6,739	48,641
Inventories	20,931	17,142	76,985
Advances to suppliers	(7,136)	21,507	(12,131)
Accounts payable	(39,558)	49,703	(124,712)
Refundable, prepaid and accrued income taxes	1,763	(7,675)	(64,455)
Other, net	13,309	1,326	(15,813)

Net cash provided by operating activities	126,631	165,446	172,124
Investing activities
Expenditures for property, plant and equipment	(26,430)	(25,686)	(30,712)
Proceeds from settlement of cobalt forward purchase contracts	—	—	10,736
Proceeds from loans to consolidated joint venture partner	—	—	10,264
Acquisitions	(171,979)	—	(5,799)
Other, net	(1,418)	(4,797)	(2,423)

Net cash provided by (used for) investing activities	(199,827)	(30,483)	(17,934)
Financing activities
Payments of long-term debt and revolving line of credit	(125,000)	(26,141)	(45,513)
Proceeds from the revolving line of credit	245,000	—	70,000
Debt issuance costs	(2,596)	—	—
Payment of loan from consolidated joint venture partner	—	—	(2,657)
Payment related to surrendered shares	(1,209)	(535)	(3,251)
Distribution to joint venture partners	—	—	(26,184)
Proceeds from exercise of stock options	4,122	11	874
Excess tax benefit on exercise of share awards	—	—	28

Net cash provided by (used for) financing activities	120,317	(26,665)	(6,703)
Effect of exchange rate changes on cash	(1,854)	2,697	(2,889)

Cash and cash equivalents
Increase (decrease) from continuing operations	45,267	110,995	144,598
Discontinued operations — net cash used for operating activities	(53)	(397)	—
Balance at the beginning of the year	355,383	244,785	100,187

Balance at the end of the year	$400,597	$355,383	$244,785

See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries

Statements of Consolidated Total Equity

	Year Ended December 31
	2010	2009	2008
(In thousands)

Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,269	30,181	30,061
Shares issued under share-based compensation plans	254	88	120

	30,523	30,269	30,181

Common Stock — Dollars
Beginning balance	$304	$303	$301
Shares issued under share-based compensation plans	3	1	2

	307	304	303

Capital in Excess of Par Value
Beginning balance	569,487	563,454	554,933
Shares issued under share-based compensation plans	4,119	10	872
(Tax deficiency) excess tax benefit on the exercise/vesting of share awards	—	(3)	28
Share-based compensation — employees	5,082	5,756	7,279
Share-based compensation — non-employee directors	260	270	342

	578,948	569,487	563,454

Retained Earnings
Beginning balance, as originally reported	584,508	602,365	467,726
Adoption of measurement date provision guidance for pension
and postretirement benefit plans	—	—	(171)
Adoption of split dollar life insurance guidance	—	—	(193)

Beginning balance, as adjusted	584,508	602,365	467,362
Net income (loss) attributable to OM Group, Inc.	83,374	(17,857)	135,003

	667,882	584,508	602,365

Treasury Stock
Beginning balance	(6,025)	(5,490)	(2,239)
Reacquired shares	(1,209)	(535)	(3,251)

	(7,234)	(6,025)	(5,490)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(16,969)	(29,983)	7,665
Foreign currency translation	17,031	12,741	(36,109)
Reclassification of hedging activities into earnings, net of tax benefit of $814 in 2010 and $216 in 2009	2,315	615	—
Unrealized loss on cash flow hedges, net of tax benefit of $822 in 2010 and $208 in 2009	(2,732)	(591)	—
Pension and post-retirement obligation	(2,764)	386	(1,599)
Reversal of accumulated unrecognized gain on retiree medical plan	—	(137)	—
Change in measurement date for pension and post-retirement obligations	—	—	60

	(3,119)	(16,969)	(29,983)

Total OM Group Inc. Stockholders’ Equity	1,236,784	1,131,305	1,130,649

Noncontrolling interests
Beginning balance	44,827	47,429	52,314
Net income (loss) attributable to the noncontrolling interest	(4,989)	(2,604)	21,301
Distributions to joint venture partners	—	—	(26,184)
Foreign currency translation	(4)	2	(2)

	39,834	44,827	47,429

Total Equity	$1,276,618	$1,176,132	$1,178,078

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

The equity method of accounting is applied to non-consolidated entities in which the Company can exercise significant influence over the entity with respect to its operations and major decisions. At December 31, 2010, the Company held a 45% interest in Diehl & EaglePicher GmbH (“D&EP”), which manufactures thermal batteries for military applications and customized battery packs for the defense, electronics and communication industries. D&EP is accounted for under the equity method. The carrying amount of the investment ($5.0 million at December 31, 2010) is included in Other non-current assets in the Consolidated Balance Sheets and the Company’s share of D&EP earnings are included in Other, net in the Consolidated Statements of Operations.

On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC. The financial position, results of operations and cash flows of EaglePicher Technologies are included in the Consolidated Financial Statements from the date of acquisition.

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

Restricted Cash on Deposit — In 2009, GTL was served in Jersey, Channel Islands, with an injunction for $108.3 million. In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of the plaintiff. One of the terms of the injunction prohibits GTL from making payments to La Générale des Carrières et des Mines (“Gécamines”) (a partner in GTL), including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In December 2010, GTL appealed the decision of the Court. As a result of the legal appeal filed by GTL, the Company was required to deposit amounts payable to one of its joint venture partners’ with the Court. As of December 31, 2010, $68.1 million has been deposited with the Court and is recorded on the Consolidated Balance Sheet as Restricted cash on deposit. See Note 17 for further disclosure related to the injunction and legal appeal.

Revenue Recognition — For revenue not recognized under the percentage of completion method of accounting, the Company recognizes revenue when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of inventory consigned to customers.

The Battery Technologies segment uses the percentage of completion method to recognize the majority of its revenue. The majority of defense contracts use units-of-delivery while the majority of aerospace contracts use the cost-to-cost method as the basis to measure progress toward completing the contract. Under the units-of delivery method, revenues are recognized based on the contract price of units delivered. Under the

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

cost-to-cost method, revenue is recognized based on the ratio of cost incurred compared to managements’ estimate of total costs expected to be incurred under the contract. The percentage of completion method requires the use of estimates of costs to complete long-term contracts. The estimation of these costs requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed periodically and adjustments are reflected in the accounting period such amounts are determined. Contract revenues and cost estimates are recognized based upon estimates of progress towards completion on a contract-by-contract basis. Changes in cost estimates are recognized in the period of change and reflect the cumulative change from inception of the contract. These adjustments have historically not been material. For example, an increase in the estimated profit booking rate will result in an increase in revenue and operating profit and reflect the inception-to-date effect of the change. Significant contracts are reviewed at least quarterly. Billings in excess of amounts earned are deferred. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.

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

Cost of Products Sold — Cost of products sold is comprised of raw material costs, direct production, maintenance and utility costs, depreciation, other overhead costs and shipping and handling costs.

Restructuring — The Company accounts for contractual terminations in accordance with the “Compensation — Nonretirement Postemployment Benefits” topic of the Accounting Standards Codification (“ASC”), which requires recording an accrual when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company accounts for one-time termination benefits, contract terminations, asset write-offs, and/or costs to terminate lease obligations in accordance with the “Exit or Disposal Cost Obligations” topic of the ASC, which addresses financial accounting and reporting for costs associated with restructuring activities. The Company establishes a liability for a cost associated with an exit or disposal activity, including one-time termination benefits, lease termination obligations and other related costs, when the liability is incurred rather than at the date the Company commits to an exit plan. Lease termination costs include remaining payments due under existing lease agreements after the cease-use date and any lease cancellation fees. The Company reassesses the expected cost to complete the exit or disposal activities at the end of each reporting period and adjusts the remaining estimated liabilities, if necessary.

Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes evident that collections will not occur. Bad debt expense is included in selling, general and administrative expenses and amounted to income of $0.5 million in 2010 due to recoveries of previously reserved amounts and expense of $0.3 million and $4.3 million in 2009 and 2008, respectively. Trade credit is generally extended on a short-term basis; thus accounts receivable do not bear interest.

Inventories — Inventories are stated at the lower of cost or market and valued using the first-in, first-out (“FIFO”) method. Inventory costs include raw materials, labor and manufacturing overhead. Inventory accounted for under the percentage-of-completion method is included in work-in-process inventory and represents accumulated contract costs less the portion of such costs allocated to delivered units. The costs

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

attributed to units delivered are based on the estimated average cost of all units expected to be produced on a contract-by-contract basis.

The cost of the Company’s raw materials fluctuates due to actual or perceived changes in supply and demand of raw materials, changes in cobalt market prices and changes in availability from suppliers. Changes in the cobalt price can have a significant impact on inventory valuation. The Company evaluates the need for a lower of cost or market (“LCM”) adjustment to inventories based on the end-of-the-reporting period selling prices of its finished products. Declines in the selling prices of the Company’s finished goods, which can result from decreases in the reference price of cobalt or other factors, can result in the Company’s inventory carrying value being written down to a lower market value.

Receivables from Joint Venture Partners and Noncontrolling Interests — The Company has a 55% interest in a joint venture that has a smelter in the DRC. The remaining 45% interest is owned by two partners at 25% and 20%, respectively.

In years prior to 2008, the Company refinanced the capital contribution for the 25% minority shareholder in its joint venture in the DRC. At December 31, 2010 and 2009, the notes receivable from this partner were $13.9 million, net of a $5.2 million valuation allowance. The interest rate is based on LIBOR (0.99% at December 31, 2010) and resets annually in January. The repayment date for the notes receivable is December 31, 2011, which may be extended at the Company’s option. Due to the uncertainty of collection, the Company continues to record a full allowance against unpaid interest receivable under the notes receivable.

Under the terms of the note receivable, a portion (80%) of the partner’s share of any dividends from the joint venture and any other cash flow distributions (“secondary considerations”) paid by the joint venture, if any, first serve to reduce the Company’s receivables before any amounts are remitted to the joint venture partner. The note receivable is secured by 80% of the partner’s interest in the joint venture.

The Company currently anticipates that repayment of the receivables, net of the reserve, will be made from the partner’s share of dividends and returns of capital from the joint venture.

Property, Plant and Equipment — Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment, including assets recorded under capital leases, is provided by the straight-line method over the useful lives of 5 to 25 years for land improvements, 5 to 40 years for buildings and improvements, 5 to 15 years for machinery and equipment (with the majority in the range of 5 to 10 years), 5 to 10 years for furniture and fixtures and 3 to 5 years for vehicles and computers and related equipment. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and amortized over the asset’s useful life.

Internal Use Software — The Company capitalizes costs associated with the development and installation of internal use software in accordance with Financial Accounting Standards Board (“FASB”) ASC Subtopic 350-40, “Intangibles — Goodwill and Other: Internal Use Software.” Accordingly, internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software.

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

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

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. Definite-lived intangible assets consist principally of customer relationships, developed technology, know-how, capitalized software and license agreements and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names.

Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold in 2003. Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which the Company owned PMG. As of December 31, 2010, the net liability was $7.5 million, of which $2.9 million was included in Other current liabilities and $8.1 million was included in Other non-current liabilities and corresponding receivables of $3.5 million, related to indemnifications of the liabilities, were recorded in Other non-current assets. The liability at December 31, 2009 was $6.8 million, of which $2.9 million was included in Other current liabilities and $5.4 million was included in Other non-current liabilities and corresponding receivables of $1.5 million, related to indemnifications of the liabilities, were recorded in Other non-current assets.

Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $11.8 million, $9.2 million and $10.8 million in 2010, 2009 and 2008, respectively.

Repairs and Maintenance — The Company expenses repairs and maintenance costs, including periodic maintenance shutdowns at its manufacturing facilities, when incurred.

Accounting for Leases — Lease expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Certain leases include step rent provisions and escalation clauses, which are recognized on a straight-line basis over the lease term. Lease payments that depend on an existing index or rate are included in our minimum lease payments. They are taken into account in computing our minimum lease payments and the minimum lease payments are recognized on a straight-line basis over the minimum lease term.

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

Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2010 and 2009. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.

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

Note 2 — Recently Issued Accounting Guidance
Accounting Guidance adopted in 2010:
In July 2010, the FASB issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance required disaggregated information about the credit quality of financing receivables and the allowance for credit losses based on portfolio segment and class, as well as disclosure of credit quality indicators, past due information, and modifications of financing receivables. The Company adopted the guidance for disclosures as of the end of a reporting period for the fourth quarter of 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. When effective, the Company will comply with the disclosure provisions of this guidance about activity that occurs during a reporting period.

In January 2010, the FASB issued guidance related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010. This guidance requires companies to disclose transfers in and out of Level 1 and Level 2 fair value measurements, the reasons for the transfers, and activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. See Note 11 for disclosures related to the new guidance.

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

Note 3 — Inventories
Inventories consist of the following as of December 31,

	2010	2009

Raw materials and supplies	$134,655	$150,113
Work-in-process	41,909	15,952
Finished goods	117,061	121,031

	$293,625	$287,096

Note 4 — Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2010	2009

Land and improvements	$18,516	$12,839
Buildings and improvements	158,453	142,472
Machinery and equipment	490,929	446,282
Furniture and fixtures	15,524	12,361

Property, plant and equipment, at cost	683,422	613,954
Less accumulated depreciation	427,324	386,839

	$256,098	$227,115

Total depreciation expense on property, plant and equipment was $40.8 million in 2010, $43.2 million in 2009 and $45.6 million in 2008.

Note 5 — Acquisition
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies LLC from EaglePicher Corporation for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace,

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

defense and medical markets, and is developing technologies in advanced power storage to serve alternative energy storage markets. EaglePicher Technologies product offerings can be grouped into two broad categories: (i) proprietary battery products and (ii) complementary battery support products that consist of energetic devices, chargers, battery management systems and distributed products. In fiscal year 2009, EaglePicher Technologies recorded revenues of approximately $125 million, of which approximately 60 percent came from its defense business, approximately 33 percent from its aerospace business, and the remainder from its medical business. The acquisition of EaglePicher Technologies furthers the Company’s growth strategy and expands its presence in the battery market. The financial position, results of operations and cash flows of EaglePicher Technologies are included in the Consolidated Financial Statements from the date of acquisition. EaglePicher Technologies is operated and reported within a new segment called Battery Technologies. Net sales and operating profit for Battery Technologies were $113.9 million and $5.1 million, respectively, for 2010.

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

$171,979

Customer relationships represent the estimated fair value of relationships with customers acquired in connection with the acquisition. Know-how and developed technology represent a combination of processes, patents and trade secrets developed through years of experience in development and manufacturing of EaglePicher Technologies products. Acquired know-how primarily includes its proprietary processes, technical knowledge and manufacturing capabilities/processes in the Defense and Aerospace business units, which the Company considers trade secrets that allow it to achieve a competitive advantage in the marketplace. EaglePicher has a reputation of successfully converting technology into products, and the Company utilizes EaglePicher’s concept-to-market capabilities to produce its products, including products not otherwise covered by patents but rather resulting from the application of its trade secrets. Tradename represents the EaglePicher name that the Company will continue to use. In total, the weighted-average amortization period

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

for acquired intangible assets is 18 years. The weighted-average amortization periods for customer relationships, know-how and developed technology acquired are 18 years, 20 years and 15 years, respectively. The tradename is an indefinite-lived asset that will be tested for impairment at least annually.

Included in other liabilities is a $1.3 million environmental liability associated with a site located in Joplin, Missouri. See Note 17 for further disclosure related to environmental liabilities.

In connection with the EaglePicher Technologies acquisition, the Company incurred a total of $3.5 million in acquisition-related costs, of which $2.2 million was recognized in 2010 and $1.3 million was recognized in 2009. Acquisition-related costs are included in Selling, general and administrative expenses in the Statement of Consolidated Operations. A significant portion of these expenses were related to investment banking and due diligence fees.

Note 6 — Goodwill and Other Intangible Assets
Goodwill is tested for impairment on an annual basis and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit (including goodwill) and compares that amount to the carrying value of that reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, the “Intangibles — Goodwill and Other” topic of the ASC requires a second step to determine the implied fair value of goodwill of the reporting unit, and a comparison of that amount to the carrying value of the goodwill of the reporting unit. This second step includes valuing all of the tangible and intangible assets and liabilities of the reporting unit as if they had been acquired in a business combination on the testing date.

The Company’s reporting units are Advanced Materials, Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”), Photomasks, Defense, Aerospace and Medical. The Company is organized into three segments: Advanced Materials, Specialty Chemicals and Battery Technologies. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks. The Battery Technologies segment is comprised of Defense, Aerospace and Medical. The EaglePicher Technologies acquisition purchase price has been allocated to the assets acquired and liabilities assumed for each Battery Technologies reporting unit based upon their estimated fair values at the date of acquisition. Goodwill is the excess of the purchase price over the fair value of the net assets acquired.

To test goodwill for impairment, the Company is required to estimate the fair value of each of its reporting units. Since quoted market prices in an active market are not available for the Company’s reporting units, the Company uses other valuation techniques. The Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The Company selected the DCF model as it believes it is comparable to what would be used by market participants to estimate its fair value. The DCF model incorporates the Company’s estimates of future cash flows; future growth rates; terminal value amounts; allocations of certain assets, liabilities and cash flows among reporting units; and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates are based on management’s judgment. The estimates and projections used in the estimate of fair value are consistent with the Company’s forecast and long-range plans.

The Company conducts its annual goodwill impairment test as of October 1. The results of testing as of October 1, 2010 confirmed that the estimated fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. In 2009 and 2008, the Company recorded non-cash charges of $37.5 million and $8.8 million, respectively, in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, UPC and Photomasks reporting units.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The change in the carrying amount of goodwill is as follows:

	Advanced	Specialty	Battery
	Materials	Chemicals	Technologies	Consolidated

Balance at January 1, 2009	$103,326	$165,351	$—	$268,677
2008 goodwill impairment charge adjustment	—	4,139	—	4,139
Goodwill impairment charge	—	(41,643)	—	(41,643)
Foreign currency translation adjustments	—	3,016	—	3,016

Balance at December 31, 2009	103,326	130,863	—	234,189
EaglePicher Technologies acquisition	—	—	65,112	65,112
Foreign currency translation adjustments	—	7,348	239	7,587

Balance at December 31, 2010	$103,326	$138,211	$65,351	$306,888

The carrying amount of goodwill and accumulated goodwill impairment charges by reporting unit is as follows:

	December 31, 2010		December 31, 2009
		Accumulated		Accumulated
		Goodwill		Goodwill
	Carrying	Impairment	Carrying	Impairment
	Amount	Charges	Amount	Charges

Advanced Materials	$103,326	$—	$103,326	$—
Advanced Organics	—	6,768	—	6,768
Electronic Chemicals	121,580	—	114,991	—
Ultra Pure Chemicals	14,531	20,459	12,828	20,459
Photomasks	2,100	19,077	3,044	19,077
Defense	26,451	—	—	—
Aerospace	23,650	—	—	—
Medical	15,250	—	—	—

	$306,888	$46,304	$234,189	$46,304

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. All intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

A summary of intangible assets follows:

			Foreign
		Accumulated	Currency	Accumulated	Net Carrying
	Original Value	Amortization	Translation	Impairment	Value

Intangible assets not subject to amortization:
Tradenames	$29,098	$—	$399	$(867)	$28,630
Intangible assets subject to amortization:
Customer relationships	108,423	(23,765)	3,517	—	88,175
Developed technology	15,469	(2,562)	686	—	13,593
Know-how	18,600	(853)	—	—	17,747
Capitalized software	14,205	(10,487)	(76)	(179)	3,463
License agreements	3,514	(978)	(117)	(883)	1,536
Other intangibles	926	(329)	(351)	—	246

	161,137	(38,974)	3,659	(1,062)	124,760

Balance at December 31, 2010	$190,235	$(38,974)	$4,058	$(1,929)	$153,390

Intangible assets not subject to amortization:
Tradenames	$8,398	$—	$239	$(867)	$7,770

Intangible assets subject to amortization:
Customer relationships	67,723	(15,767)	1,362	—	53,318
Developed technology	12,369	(1,577)	153	—	10,945
Capitalized software	12,788	(7,665)	(70)	(179)	4,874
License agreements	3,370	(482)	(46)	(883)	1,959
Other intangibles	918	(220)	(335)	—	363

	97,168	(25,711)	1,064	(1,062)	71,459

Balance at December 31, 2009	$105,566	$(25,711)	$1,303	$(1,929)	$79,229

The weighted average amortization period is as follows (in years):

Customer relationships	14
Developed Technology	16
Know-how	20
Capitalized software	3
License agreements	5

Indefinite-lived intangible assets are tested annually for impairment and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. The results of the testing of the indefinite-lived trade names as of October 1, 2010 confirmed the fair value of each intangible asset exceeded its carrying value and therefore no impairment loss was required to be recognized. During 2009, the Company determined that a license agreement in the UPC reporting unit and certain indefinite-lived trade names in its Photomasks and UPC reporting units were impaired due to downward revisions in estimates of future revenue and cash flows. As a result, selling, general and administrative expenses for 2009 includes an impairment charge of $0.9 million for the license agreement and $0.7 million related to the indefinite-lived trade names. In performing its annual intangible asset impairment testing as of October 1, 2008, the Company determined that certain indefinite-lived trade names in its Photomasks reporting unit were impaired due to

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

downward revisions in estimates of future revenue. As a result, selling, general and administrative expenses for 2008 include an impairment charge of $0.2 million related to the indefinite-lived trade names.

Amortization expense related to intangible assets, including capitalized software, for the years ended December 31, 2010, 2009 and 2008 was $13.3 million, $10.5 million and $10.5 million, respectively. The increase in amortization expense in 2010 was due to the amortization of intangible assets associated with the acquisition of EaglePicher Technologies in 2010.

Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. Amortization of capitalized software was $2.8 million, $3.4 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated annual pretax amortization expense for intangible assets is as follows (in millions):

2011	$11.7
2012	$11.3
2013	$11.0
2014	$10.2
2015	$10.1

Note 7 — Restructuring
During 2009, the Company commenced a restructuring plan for its Advanced Organics business within the Specialty Chemicals segment to better align the cost structure and asset base of its European carboxylate business to industry conditions resulting from weak customer demand, commoditization of products and overcapacity in that market. The restructuring plan included exiting the Manchester, England manufacturing facility and workforce reductions at the Company’s Belleville, Ontario, Canada; Kokkola, Finland; Franklin, Pennsylvania and Westlake, Ohio locations. The restructuring plan included the elimination of 100 employee positions, including two in Westlake, five in Belleville, six in Franklin, 15 in Kokkola and 72 in Manchester. The majority of position eliminations were completed by mid-2010. The restructuring plan does not involve the discontinuation of any material product lines or other functions.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

During 2010 and 2009, the Company recorded restructuring charges of $2.1 million and $12.7 million, respectively, in the Statement of Consolidated Operations. The Company has incurred and expects to incur the following restructuring charges:

		Total	Charges (Reversals)
	Total	Charges Incurred	Incurred in the	Additional Charges
	Charges Expected	Year Ended	Year Ended	Expected to
	to be Incurred	December 31, 2009	December 31, 2010	be Incurred

Cash charges
Workforce reductions	$6,296	$4,967	$1,258	$71
Decommissioning, demolition and lease termination charges	1,446	25	1,213	208

	7,742	4,992	2,471	279
Non-cash charges
Fixed asset impairment	5,536	5,536	—	—
Inventory impairment/other charges (reversals)	1,809	2,180	(371)	—

	7,345	7,716	(371)	—

Total charges	$15,087	$12,708	$2,100	$279

Decommissioning and demolition of the Manchester, England facility began during the third quarter of 2010 and is expected to be completed during the first half of 2011. Cash charges were for severance, decommissioning and demolition costs, lease termination costs and other exit costs. The Company expects to continue to incur costs for severance, decommissioning and demolition, lease termination and other exit costs through June 30, 2011. Such costs will be expensed as incurred.

The following table presents the activity and accrued liability balance related to the restructuring program:

	Workforce
	Reductions	Other Charges	Total

Balance at December 31, 2008	$—	$—	$—
Charges	4,967	7,741	12,708
Foreign currency translation adjustment	(68)	—	(68)
Non-cash charges	—	(7,716)	(7,716)
Cash payments	(40)	—	(40)

Balance at December 31, 2009	4,859	25	4,884
Charges	1,258	1,213	2,471
Foreign currency translation adjustment	(209)	(11)	(220)
Cash payments	(5,507)	(1,221)	(6,728)

Balance at December 31, 2010	$401	$6	$407

The restructuring accrual represents future cash payments and is recorded on the Consolidated Balance Sheet and is included in Other current liabilities.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 8 — Discontinued Operations
Income from discontinued operations is related to the Company’s former copper powders business, SCM Metal Products, Inc. (“SCM”), and PMG, which were both sold in 2003. Income from discontinued operations consisted of the following for the years ended December 31:

	2010	2009	2008

Income (loss) from discontinued operations before income taxes	$(909)	$1,981	$92
Income tax (benefit) expense	(1,635)	485	—

Income from discontinued operations, net of tax	$726	$1,496	$92

Income from discontinued operations in 2010 includes a $1.6 million tax benefit related to a prior period error, partially offset by a $1.2 million increase in a contingency accrual. Income from discontinued operations in 2009 includes the reversal of a $2.0 million tax contingency accrual related to PMG. 2010, 2009 and 2008 were also impacted by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Note 9 — Debt
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

The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At December 31, 2010, the Company’s interest coverage ratio was 24.36 to 1.00 and its leverage ratio was .71 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of December 31, 2010, the Company was in compliance with all of the covenants under the Revolver.

The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowings under the Revolver totaled $120.0 million at December 31, 2010. There were no amounts outstanding under the prior credit facility at December 31, 2009. At December 31, 2010, the weighted average interest rate for the outstanding borrowings under the Revolver was 2.78%, and the weighted average interest rate for the outstanding borrowings under the Revolver together with the related interest rate swap agreements was 3.17%.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company incurred fees and expenses of $2.6 million related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense over the three-year term of the Revolver.

During 2008, the Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), entered into a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2010 or 2009.

Interest paid on long-term debt was $2.9 million, $0.4 million and $1.0 million for 2010, 2009 and 2008, respectively. Interest expense has not been allocated to discontinued operations. No interest was capitalized in 2010, 2009 or 2008.

Note 10 — Derivative Instruments
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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Cash Flow Hedges
From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At December 31, 2009, the notional quantity of open copper forward sales contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the ASC was 1.3 million pounds. The Company had no copper forward sales contracts designated as cash flow hedges at December 31, 2010. No hedge ineffectiveness was recorded in income in the years ended December 31, 2010, 2009 or 2008 for these hedges.

Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. The Company had no cobalt forward purchase contracts designated as fair value hedges at December 31, 2010 or 2009.

Other Forward Contracts
During 2007, the Company entered into cobalt forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales during the second quarter of 2008 of cobalt-containing finished products that were priced based on a formula that included a fixed cobalt price component. These forward purchase contracts were not designated as hedging instruments under the “Derivatives and Hedging” topic of the ASC. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in Cost of products sold. The Company had no forward contracts at December 31, 2010 or 2009.

Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. Beginning in 2009, the Company entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 1.5 million Euros at December 31, 2009. The Company had no Euro forward contracts at December 31, 2010. The Company designated these derivatives as cash flow hedges of its forecasted Euro-denominated expenses. No hedge ineffectiveness was recorded in income in the years ended December 31, 2010, 2009 or 2008 for these hedges.

Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital, acquisition and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $60.0 million at December 31, 2010. The outstanding contracts as of December 31, 2010 had maturities ranging up to 17 months. As of December 31, 2010, AOCI(L) included a cumulative loss of $0.4 million related to these contracts, of which $0.3 million is

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

expected to be reclassified to earnings within the next twelve months. The Company had no outstanding interest rate derivatives at December 31, 2009. No hedge ineffectiveness was recorded in income in 2010, 2009 or 2008 for these hedges.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments
	Derivative Assets
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Euro forward contracts	Other current assets	$—	Other current assets	$258

Total		$—		$258

	Derivative Liabilities
	December 31, 2010		December 31, 2009
			Balance Sheet
	Balance Sheet Location	Fair Value	Location	Fair Value

Commodity contracts	Other current liabilities	$—	Other current liabilities	$(226)
Interest rate swap agreements	Other current liabilities	(393)	n/a	—

Total		$(393)		$(226)

	Derivatives Not Designated as Hedging Instruments
	Derivative Liabilities
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Commodity contracts	Other current liabilities	$(378)	Other current liabilities	$—

Total		$(378)		$—

The following table summarizes the effect of derivative instruments as recorded in the Statement of Consolidated Operations:

	Derivatives in Fair Value Hedging Relationships
	Location of Gain (Loss)	Amount of Gain (Loss) on Derivative Recognized in Income for the Year
	on Derivative	Ended December 31,
	Recognized in Income	2010	2009	2008

Commodity contracts	Cost of products sold	$—	$227	$(6,753)

		Location of Gain (Loss)
	Hedged Items in Fair	on Related Hedged	Amount of Gain (Loss) on Related Hedged Item
	Value Hedging	Item Recognized in	Recognized in Income for the Year Ended December 31,
	Relationships	Income	2010	2009	2008

Commodity contracts	Firm commitment	Cost of products sold	$—	$(227)	$6,753

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L)
	(Effective Portion) for the
	Year Ended December 31,
	2010	2009	2008

Euro forward contracts	$—	$1,252	$—
Commodity contracts	—	(1,843)	624
Interest rate swap agreements	(393)	—	—

Total	$(393)	$(591)	$624

	Location of Gain
	(Loss) Reclassified	Amount of Gain (Loss) Reclassified from
	from AOCI(L) into	AOCI(L) into Income (Effective Portion)
	Income (Effective	for the Year Ended
	Portion)	2010	2009	2008

Euro forward contracts	Cost of products sold	$(2,094)	$1,061	$—
Commodity contracts	Net sales	(221)	(1,676)	624

Total		$(2,315)	$(615)	$624

	Derivatives Not Designated as Hedging Instruments
	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative for the
	Recognized in	Year Ended December 31,
	Income on Derivative	2010	2009	2008

Commodity contracts	Net sales	$(378)	$—	$—
Commodity contracts	Cost of products sold	—	—	4,002

Total		$(378)	$—	$4,002

Note 11 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Commodity contracts	$(378)	$—	$(378)	$—
Interest rate swap agreements	(393)	—	(393)	—

Total	$(771)	$—	$(771)	$—

See Note 13 for fair value disclosure related to pension assets.

The Company uses significant other observable inputs to value commodity contracts and interest rate swap agreements; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on copper prices and interest rates, respectively. There were no transfers into or out of Levels 1, 2 or 3 in 2010.

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

Fair Value
Measurements
Using
Significant
Unobservable
Inputs
(Level 3)
Derivatives

January 1, 2009	$(57)
Realized gains (losses) included in earnings	227
Purchases, issuances, and settlements	(170)
Transfers in and/or out of Level 3	—

December 31, 2009	$—

Non-recurring fair value measurements

In September 2009, the Company announced a restructuring plan related to its Advanced Organics business. See Note 7. As a result, the Company reviewed its long-lived assets associated with the Manchester, England facility for impairment and recorded a $5.7 million impairment charge. The fair value measurements were calculated using significant unobservable inputs (combination of the cost and market approach).

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

During 2009 the Company also wrote down to fair value indefinite-lived trade name intangible assets in its Photomasks and Electronic Chemicals reporting units and a license agreement in its UPC reporting unit due to downward revisions in estimates of future revenue and cash flows. The impaired indefinite-lived trade name intangible assets were determined to have an estimated fair value of $4.0 million resulting in a charge of $0.7 million, and the license agreement was determined to have no value resulting in a charge of $0.9 million. Both charges were included in earnings for 2009. The Company utilizes a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in the Company’s goodwill testing. The fair value measurements were calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company also holds financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company’s Revolver approximates fair value due to the variable interest rate terms. Derivative instruments are recorded at fair value as indicated in Note 10.

Cost method investments are evaluated for impairment quarterly. During 2010, the Company recorded a charge of $2.0 million in Selling, general and administrative expenses due to an other-than-temporary decline in the fair value of a cost method investment. This impairment charge was recognized in the Advanced Materials segment. As of December 31, 2009, the estimated fair value of this investment approximated the Company’s carrying value in the investment ($2.0 million). The decline in value was determined to be other other-than-temporary due to the Company’s reassessment of the fair value of the investment due, in part, to the investee’s inability to obtain permanent financing, which required the investee to delay and scale back its development plans. The Company determined that the fair value of the investment was zero based on Level 3 inputs. Level 3 inputs were used to determine the fair value of the investment as the investment was in a privately held entity without quoted market prices. To determine the fair value of the investments, the Company used earnings and cash flow forecasts of the entity.

Accounts receivable potentially subjects the Company to a concentration of credit risk. The Company maintains significant accounts receivable balances with several large customers. At December 31, 2010 the accounts receivable balance from our largest customer represented 6% of the Company’s net accounts receivable. Generally, the Company does not obtain security from its customers in support of accounts receivable.

Sales to Nichia Chemical Corporation represented approximately 14%, 16% and 22% of net sales in 2010, 2009 and 2008, respectively. No other customer individually represented more than 10% of net sales for any period presented. The loss of this customer could have a material adverse effect on the Company’s business, results of operations or financial position. Sales to the top three customers in the Battery Technologies segment represented approximately 50% of Battery Technologies’ net sales in 2010. The loss of one or more of these customers could have a material adverse effect on Battery Technologies’ business, results of operations or financial position.

Note 12 — Income Taxes
Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2010	2009	2008

United States	$(21,370)	$(43,099)	$(41,813)
Outside the United States	128,685	42,041	214,101

	$107,315	$(1,058)	$172,288

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Income tax expense is summarized as follows:

	Year Ended December 31
	2010	2009	2008

Current tax provision (benefit):
United States:
Federal	$321	$7,122	$(44,927)
State and local	376	144	167
Outside the United States	34,090	21,104	61,730

Total current	34,787	28,370	16,970

Deferred tax provision (benefit):
United States	542	(6,949)	5,437
Outside the United States	(5,673)	(522)	(6,331)

Total deferred	(5,131)	(7,471)	(894)

	$29,656	$20,899	$16,076

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2010	2009	2008

Income (loss) from continuing operations before income tax expense	$107,315	$(1,058)	$172,288
Income taxes at the United States statutory rate (35)%	37,560	(370)	60,301
Increase (decrease) in taxes resulting from:
Effective tax rate differential on income outside of the United States	(25,447)	5,260	(17,673)
Repatriation of foreign earnings	5,564	2,537	10,284
Goodwill impairment	—	11,853	2,200
Malaysian tax holiday	(4,545)	(3,946)	(4,962)
Valuation allowance (reversal)	(1,967)	1,025	6,419
Liability for uncertain tax positions	1,936	8,160	2,317
Foreign tax credits on amended prior year tax returns	—	(5,985)	(46,636)
Allowance on GTL prepaid tax asset	11,465	—	—
Other, net	5,090	2,365	3,826

Income tax expense	$29,656	$20,899	$16,076

Effective income tax rate	27.6%	(a )	9.3%

(a)	not meaningful

During 2010, the Company recorded discrete tax items related to continuing operations netting to expense of $5.4 million. Included in this amount is $10.1 million of discrete tax expense related to the GTL joint venture, of which the Company’s share is 55%, or $5.6 million. The GTL items are primarily comprised of an $11.5 million charge to reserve a portion of GTL’s prepaid income tax balance, and a benefit of $2.6 million primarily related to a return to provision adjustment. In 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of 2010 taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

obligations. Given these changes, the Company updated its estimation of the realizability of GTL’s prepaid tax asset in the DRC and recorded an allowance of $11.5 million against the prepaid tax asset in 2010. Excluding the discrete items, the effective income tax rate for 2010 would have been 22.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.). During 2009, the Company recorded discrete tax expense items totaling $10.2 million, which included $9.2 million related to GTL, of which the Company’s share is 55%, or $5.1 million. Also in 2009, the Company recorded goodwill and intangible asset impairment charges totaling $39.1 million, which are not deductible for tax purposes. Adjusting the pretax loss for the impairment charges and excluding the special tax items, the Company’s effective income tax rate would have been 28.2% for 2009. This effective tax rate is lower than the U.S. statutory rate due primarily to income earned in foreign tax jurisdictions with lower statutory tax rates than the U.S. (primarily Finland) and a tax holiday in Malaysia, offset by income earned in foreign tax jurisdictions with higher statutory rates than the US, principally the DRC.

During 2009, the Company updated its analysis of foreign tax credit positions and recorded a $5.8 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryforward position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2009 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The benefit related to the foreign tax credits was $0.19 per diluted share in 2009. During 2008, the Company completed an analysis of foreign tax credit positions and recorded a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryforward position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The benefit related to the foreign tax credits was $1.54 per diluted share in 2008. The $46.6 million tax benefit is net of a valuation allowance of $1.5 million on deferred tax assets because it is more likely than not that those deferred tax assets will not be realized as a result of the Company’s election to claim the foreign tax credits. Excluding the tax benefit related to the foreign tax credits, the Company’s effective income tax rate would have been 36.4% for 2008.

As discussed above, during 2008 and 2009, the Company recorded tax benefits related to its election to take foreign tax credits on prior year U.S. tax returns. As of December 31, 2010, the Company has a receivable of $37.9 million (included in Refundable and prepaid income taxes on the Consolidated Balance Sheets) related to amending its U.S. tax returns. The Company expects to receive this refund in 2011.

The Company intends to repatriate only future earnings and therefore has not provided additional United States income taxes on approximately $204.8 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be permanently reinvested by the foreign subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This arrangement, which expires on December 31, 2011, reduced income tax expense by $4.5 million, $3.9 million and $5.0 million for 2010, 2009 and 2008, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.15, $0.13, and $0.16 in 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company has a subsidiary in the Netherlands which is a closed CV and under Dutch law is not subject to tax in the Netherlands. The Company’s tax ruling confirming its favorable tax status expired on December 31, 2010. The Company has requested, and expects to receive, a renewal of the ruling confirming its tax status under Dutch law.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service is currently examining the Company’s 2007 U.S. federal income tax return. This examination is expected to be completed in 2011.

Income tax payments were $26.5 million, $23.9 million and $77.4 million in 2010, 2009 and 2008, respectively.

Significant components of the Company’s deferred income taxes are as follows:

	December 31
	2010	2009

Employee benefit accruals	$24,246	$10,339
Foreign operating loss carryforwards	12,413	2,823
Foreign tax credit carryforwards	10,567	8,257
State operating loss carryforwards	6,702	7,711
Operating accruals	17,796	15,411
Investment credit carryforwards	2,195	—
Valuation allowance	(50,329)	(24,141)

Deferred tax assets	23,590	20,400

Depreciation and amortization	(33,853)	(31,732)
Earnings repatriation	(969)	(1,578)
Other	(951)	(625)

Deferred tax liabilities	(35,773)	(33,935)

Net deferred tax liabilities	$(12,183)	$(13,535)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2010	2009

Other current assets	$8,208	$6,519
Other non-current assets	4,000	8,077
Other current liabilities	(892)	(678)
Deferred income taxes — non-current liabilities	(23,499)	(27,453)

	$(12,183)	$(13,535)

The Company has a U.S. net deferred tax asset of $0.4 million which is expected to be recovered based on temporary differences that will reverse in 2011-2012. At December 31, 2010 and 2009, the Company has U.S state net operating loss carryforwards representing a potential future tax benefit of $6.7 million and $7.7 million. These carryforwards expire at various dates from 2011 through 2030. The Company has recorded a full valuation allowance against the U.S state net operating loss carryforwards. The Company has foreign net operating loss carryforwards of $38.4 million, representing a potential future tax benefit of $12.4 million in various jurisdictions, some of which expire in 2012 through 2030, and some of which have no expiration. The Company has established a $7.4 million valuation allowance against the foreign net operating loss

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

carryforwards as the Company believes that the majority of these assets will not be realized. The remaining $5.0 million foreign operating loss carryforward, which relates to GTL, is expected to be realized based on current projections of future taxable income. The Company has foreign investment tax credit carryforwards of $2.2 million which expire in 2028. The Company has recorded a valuation allowance against the foreign investment tax credit carryforwards as the Company believes that these assets will not be realized. For the year ended December 31, 2010, the Company’s valuation allowance increased primarily due to establishing valuation allowances against the net deferred tax assets associated with the EaglePicher Technologies acquisition.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Balance at January 1, 2009	$6,355
Additions for tax positions related to the current year	2,519
Additions for tax positions of prior years	9,812
Reductions for tax positions of prior years	(1,520)
Reductions for lapses of statute of limitations	(618)
Foreign currency translation	96

Balance at December 31, 2009	16,644
Additions for tax positions related to the current year	3,714
Additions for tax positions of prior years	2,958
Reductions for tax positions of prior years	(1,819)
Reductions for lapses of statute of limitations	(278)
Foreign currency translation	107

Balance at December 31, 2010	$21,326

If recognized, all uncertain tax positions would affect the effective tax rate. However, $8.5 million of the uncertain tax positions relate to foreign tax credit carryforwards, which if recognized would be offset by an adjustment to the valuation allowance. At December 31, 2010, there are no uncertain tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The increase in uncertain tax positions in 2010 results primarily from intercompany transactions including transfer pricing matters and a tax refund on an intercompany dividend. The decrease in uncertain tax positions in 2010 results primarily from audit activities and a change in recognition related to an intercompany loan. The increase in uncertain tax positions in 2009 results primarily from transfer pricing matters. At December 31, 2010, the liability for uncertain tax positions includes $4.7 million for which it is reasonably possible that the uncertain tax position will decrease within the next twelve months. These uncertain tax positions primarily relate to transfer pricing and may decrease upon completion of examination by taxing authorities.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During 2010, 2009 and 2008, the Company recognized a $0.1 million benefit, $0.5 million expense and $0.1 million expense related to interest and penalties, respectively. At December 31, 2010 and 2009, the Company had $0.8 million and $0.9 million accrued for interest and penalties.

Note 13 — Pension and Other Post-Retirement Benefit Plans
The Company has defined contribution plans covering substantially all eligible U.S. employees. Contributions are directed by the employee into various investment options. These defined contribution plans do not have any direct ownership of the Company’s common stock. Under these plans, the Company matches participants’ contributions based on plan provisions. Certain plans provide for a discretionary Company contribution based on employee compensation. From July 2009 through December 2009, the Company suspended the

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

discretionary employer contributions to its defined contribution retirement plans. The Company maintains additional defined contribution plans in certain locations outside the United States. Aggregate defined contribution plan expenses were $5.7 million, $4.4 million and $3.8 million in 2010, 2009 and 2008, respectively.

As a result of the EaglePicher Technologies acquisition, the Company assumed certain pension obligations and an unfunded life insurance plan. The EaglePicher Technologies pension plans consist of four non-contributory defined benefit pension plans. The Technologies Salaried Plan is a defined benefit, cash balance plan that covers EaglePicher Technologies salaried employees hired prior to January 1, 2007. The Technologies Hourly Plan is a defined benefit plan that covers EaglePicher Technologies non-union hourly employees hired prior to January 1, 2007 and union hourly employees hired prior to May 3, 2008. The Company also assumed the liabilities of two frozen defined benefit pension plans. Pension benefits are paid to plan participants directly from pension plan assets. The liability associated with the life insurance plan was $0.6 million at December 31, 2010 and is included in Other non-current liabilities in the Consolidated Balance Sheet.

In addition to the pension liabilities assumed as a result of the EaglePicher Technologies acquisition, the Company has a non-contributory, defined benefit pension plan for certain retired employees in the United States related to the Company’s divested SCM business. Pension benefits are paid to plan participants directly from pension plan assets. Certain non-U.S. employees are covered under other defined benefit plans. These non-U.S. plans are not material to the Company.

The Company also has an obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Payments under the SERP are made directly from the Company.

During 2008, to comply with the requirements of U.S. GAAP to measure plan assets and benefit obligations as of the date of its statement of financial position, the Company changed the measurement date of its pension and postretirement benefit plans from October 31 to December 31. As a result, an adjustment to beginning retained earnings of $0.2 million was recorded in 2008 and is reflected in the Statement of Consolidated Stockholders’ Equity.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheets at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Change in benefit obligation
Projected benefit obligation at beginning of year	$(24,061)	$(23,670)	$(2,813)	$(2,086)
EaglePicher Technologies acquisition	(182,670)	—	—	—
Service cost	(913)	—	(228)	(173)
Interest cost	(11,078)	(1,307)	(129)	(122)
Actuarial gain	(8,976)	(893)	(405)	(365)
Benefits paid	11,832	1,137	57	71
Plan amendments	—	—	—	(89)
Transfers out of the plan	—	—	—	32
Foreign currency exchange rate changes	—	—	185	(81)
SERP payments related to former CEO	672	672	—	—

Projected benefit obligation at end of year	(215,194)	(24,061)	(3,333)	(2,813)

Change in plan assets
Fair value of plan assets at beginning of year	10,013	8,845	309	293
EaglePicher Technologies acquisition	139,768	—	—	—
Actual return on plan assets	15,865	2,076	3	7
Employer contributions	5,633	229	57	71
Foreign currency exchange rate changes	—	—	(20)	9
Benefits paid	(11,832)	(1,137)	(57)	(71)

Fair value of plan assets at end of year	159,447	10,013	292	309

Funded status — plan assets less than benefit obligations	(55,747)	(14,048)	(3,041)	(2,504)

Recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	13,895	11,528	571	177

Amounts not yet recognized as a component of net postretirement benefit cost	$13,895	$11,528	$571	$177

Amounts recorded in the balance sheet consist of:
Accrued benefit liability — current	$(681)	$(704)	$—	$(49)
Accrued benefit liability — long-term	(55,066)	(13,344)	(3,041)	(2,455)
Accumulated other comprehensive loss	13,895	11,528	571	177

Net amount recognized	$(41,852)	$(2,520)	$(2,470)	$(2,327)

Accumulated benefit obligation at end of year	$(198,736)	$(24,061)	$(2,859)	$(2,579)

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans
	2010	2009	2008

Service cost	$913	$—	$—
Interest cost	11,078	1,307	1,295
Amortization of unrecognized net loss	364	390	273
Expected return on plan assets	(9,621)	(711)	(857)

Net periodic benefit cost	2,734	986	711

Net (gain) loss arising during the year	2,731	(473)	3,966
Net (gain) loss recognized during the year	(363)	(390)	(273)
Change in measurement date	—	—	(46)

Total recognized in other comprehensive income	2,368	(863)	3,647

Total recognized in net periodic benefit cost and other comprehensive income	$5,102	$123	$4,358

	Pension Benefits
	Non-U.S. Plans
	2010	2009	2008

Service cost	$228	$173	$130
Interest cost	129	122	120
Amortization of unrecognized net loss	3	(7)	—
Amortization of prior service credit	5	—	—
Expected return on plan assets	(9)	(10)	(17)

Net periodic benefit cost	356	278	233

Net (gain) loss arising during the year	411	375	(325)
Net (gain) loss recognized during the year	(3)	7	—
Amortization of prior service credit	(5)	89	—
Exchange rate gain (loss)	(9)	6	17

Total recognized in other comprehensive income	394	477	(308)

Total recognized in net periodic benefit cost and other comprehensive income	$750	$755	$(75)

Future pension benefit payments expected to be paid are as follows:

	Pension
Expected benefit payments	U.S. Plans	Non-U.S. Plans

2011	$13,961	$118
2012	$14,099	$82
2013	$14,117	$114
2014	$14,156	$71
2015	$14,251	$101
2016-2020	$73,052	$764

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company expects to contribute $7.6 million and $0.1 million related to its U.S. and non-U.S. pension plans, respectively, in 2011. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates.

The amounts in Accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

	U.S. Plans	Non-U.S. Plans	Total

Net actuarial loss	$386	$10	$396
Prior service cost	—	5	5

Total	$386	$15	$401

The following weighted-average assumptions were used to determine the Company’s pension benefit obligations for the year ended December 31:

	2010	2009

U.S. Plans
Discount rate — EPT Active Plans	5.29%	n/a
Discount rate — EPT Inactive Plans	5.12%	n/a
Discount rate — SCM Plans	5.12%	5.50%
Expected return on pension plan assets — EPT Active Plans	8.25%	n/a
Expected return on pension plan assets — EPT Inactive Plans	6.00%	n/a
Expected return on pension plan assets — SCM Plans	6.75%	7.50%
Rate of increases in compensation	3.50%	n/a
Non U.S. Plans
Discount rate	4.33%	5.07%
Rate of increases in compensation	2.75% – 3.00%	2.00% – 3.00%

The following weighted-average assumptions were used to determine the Company’s net periodic pension benefit costs for the year ended December 31:

	2010	2009

U.S. Plans
Discount rate — EPT Active Plans	5.67%	n/a
Discount rate — EPT Inactive Plans	5.64%	n/a
Discount rate — SCM Plans	5.50%	5.50%
Expected return on pension plan assets — EPT Active Plans	8.25%	n/a
Expected return on pension plan assets — EPT Inactive Plans	6.75%	n/a
Expected return on pension plan assets — SCM Plans	7.50%	7.00%
Non U.S. Plans
Discount rate	5.10%	5.25% – 6.25%
Expected return on pension plan assets	5.78%	5.0% – 6.0%

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

pension plan assets, management considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans, the nature of investments and an expectation of future investment strategies.

The Company utilizes the services of independent third-party investment managers to oversee the management of U.S. pension plan assets. The investment managers are allowed to exercise investment discretion, subject to limitations established by the Company.

EaglePicher Technologies defined benefit pension obligations consist of four pension plans, comprised of two frozen plans and two active plans. The EaglePicher Technologies plan assets are managed as two “pools” in recognition of the differences in the obligations of the active and frozen plans. Below are the Company’s actual and established target allocations for the EaglePicher Technologies Pension Plans, representing 92% of U.S. pension plan assets:

	Active Plans		Frozen Plans
	Actual	Target	Actual	Target
	Allocation	Allocation	Allocation	Allocation

U.S. equity securities	36%	35%	12%	12%
International equity securities	30%	30%	8%	8%
Fixed income	22%	25%	69%	70%
High yield	0%	0%	2%	2%
TIPS	5%	5%	5%	6%
Global REITS	5%	5%	3%	3%
Cash	2%	0%	1%	0%

Total assets	100%	100%	100%	100%

Active Plans:  Domestic equity securities are invested broadly in U.S. companies in various industries using the Wilshire 5000 Index as the asset class benchmark. International equity securities are invested broadly in non-U.S. companies in various industries using the MSCI ACWI ex-U.S. Index as the asset class benchmark. Long-term Core Fixed Income (“Fixed income”) consists of broad investment grade fixed income bonds using the Barclays Capital Long Government/Credit Index as the asset class benchmark. U.S. Treasury Inflation Protected Fixed Income (“TIPS”) invests in the U.S. Treasury inflation protected securities market using the Barclays U.S. TIPS Index as the asset class benchmark. Real estate investments are invested in the broad global real estate securities market with the FTSE EPRA/NAREIT Developed RE Index (or other comparable index) as the asset class benchmark.

Frozen Plans:  Domestic equity securities are invested broadly in U.S. companies in various industries using the Wilshire 5000 Index as the asset class benchmark. International equity securities are invested broadly in non-U.S. companies in various industries using the MSCI ACWI ex-U.S. Index as the asset class benchmark. Fixed income consists of long-credit fixed income bonds using the Barclays Capital Long Credit Index as the asset class benchmark. High Yield Fixed Income (“High yield”) invests in broad U.S. non-investment grade fixed income bonds using the Merrill Lynch U.S. High Yield Master II Index as the asset class benchmark. TIPS invests in the U.S. Treasury inflation protected securities market using the Barclays U.S. TIPS Index as the asset class benchmark. Real estate investments are invested in the broad global real estate securities market with the FTSE EPRA/NAREIT Developed RE Index (or other comparable index) as the asset class benchmark.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company’s asset allocations by asset category for the SCM and non-U.S. plans are as follows:

	December 31, 2010	December 31, 2009
	Actual Allocation	Actual Allocation

Equity securities	30%	28%
Corporate bonds	24%	29%
Government bonds	12%	12%
Other fixed income	30%	18%
Foreign assets	2%	8%
Cash	2%	5%

Total assets	100%	100%

Equity securities are invested broadly in U.S. companies in various industries. Foreign assets consist of equity securities of non-U.S. companies in various industries as well as foreign mutual funds.

The fair value measurements of defined benefit pension plan assets by category at December 31, 2010 are as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Category	2010	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Equity securities — US	$30,129,328	$28,216,377	$1,912,951	$—
Equity securities — Non US	19,429,820	2,158,884	17,270,936	—
Fixed income:
Bonds	79,554,209	—	79,554,209	—
Other fixed income	12,015,718	—	12,015,718	—
High yield	2,516,644	2,516,644	—	—
TIPS	7,328,537	5,750,499	1,578,038	—
Global REITS	5,064,677	5,064,677	—	—
Foreign assets	226,990	—	226,990	—
Insurance contracts	64,881	—	64,881	—
Cash and cash equivalents	3,408,311	—	3,408,311	—

Total	$159,739,115	$43,707,081	$116,032,034	$—

The defined benefit pension plans do not have any direct ownership of the Company’s common stock.

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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Set forth below is a detail of the net periodic other post-retirement benefit expense for the years ended December 31:

	Other Post-retirement Benefits U.S. Plans
	2010	2009	2008

Service cost	$—	$25	$112
Interest cost	—	162	324
Gain on termination of plan	—	(4,693)	—
Net amortization	—	—	86

Net periodic benefit cost	—	(4,506)	522

Net (gain) loss arising during the year	—	—	(1,700)
Net (gain) loss recognized during the year	—	137	(46)
Amortization of prior service credit	—	—	(40)
Change in measurement date	—	—	(14)

Total recognized in other comprehensive income	—	137	(1,800)

Total recognized in net periodic benefit cost and other comprehensive income	$—	$(4,369)	$(1,278)

The following table sets forth the changes in the other post-retirement benefit obligation:

	Other Post-retirement Benefits
	U.S. Plans
	2010	2009

Change in benefit obligation
Projected benefit obligation at beginning of year	$—	$(4,506)
Service cost	—	(25)
Interest cost	—	(162)
Termination of plan	—	4,693
Benefits paid	—	—

Projected benefit obligation at end of year	$—	$—

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 14 — Accumulated Other Comprehensive Income (Loss)

		Unrealized
		Gains and		Accumulated
	Foreign	Losses on Cash	Pension and	Other
	Currency	Flow Hedging	Post-Retirement	Comprehensive
	Translation	Derivatives	Obligation	Income (Loss)

Balance at January 1, 2008	18,080	—	(10,415)	7,665
Change in measurement date	—	—	60	60
Current period credit (charge)	(36,109)	—	(1,599)	(37,708)

Balance at December 31, 2008	(18,029)	—	(11,954)	(29,983)
Reversal of accumulated unrecognized gain on retiree medical plan	—	—	(137)	(137)
Reclassification adjustments	—	615	—	615
Current period credit (charge)	12,741	(591)	386	12,536

Balance at December 31, 2009	(5,288)	24	(11,705)	(16,969)
Reclassification adjustments	—	2,315	—	2,315
Current period credit (charge)	17,031	(2,732)	(2,764)	11,535

Balance at December 31, 2010	$11,743	$(393)	$(14,469)	$(3,119)

Note 15 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2010	2009	2008
	(in thousands, except per share amounts)

Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders	$82,648	$(19,353)	$134,911

Weighted average shares outstanding — basic	30,433	30,244	30,124
Dilutive effect of stock options and restricted stock	132	—	234

Weighted average shares outstanding — assuming dilution	30,565	30,244	30,358

Earnings per common share:
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — basic	$2.72	$(0.64)	$4.48

Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — assuming dilution	$2.70	$(0.64)	$4.45

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2010	2009	2008
	(in thousands, except per share amounts)

Net income (loss) attributable to OM Group, Inc. common stockholders	$83,374	$(17,857)	$135,003

Weighted average shares outstanding — basic	30,433	30,244	30,124
Dilutive effect of stock options and restricted stock	132	—	234

Weighted average shares outstanding — assuming dilution	30,565	30,244	30,358

Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common stockholders — basic	$2.74	$(0.59)	$4.48

Net income (loss) attributable to OM Group, Inc. common stockholders — assuming dilution	$2.73	$(0.59)	$4.45

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

In the year ended December 31, 2010, stock options to purchase 0.2 million shares of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti dilutive. As the Company had a loss from continuing operations for the year ended December 31, 2009, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common stockholders assuming dilution and net loss attributable to OM Group, Inc. common stockholders assuming dilution for the year ended December 31, 2009. For the year ended December 31, 2008, share-based compensation awards for 0.3 million shares were excluded from the diluted earnings per share calculation because they were antidilutive.

Note 16 — Share-Based Compensation
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

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

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

The Statements of Consolidated Operations include share-based compensation expense for option grants, restricted stock and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses of $5.4 million, $5.8 million and $7.3 million in 2010, 2009 and 2008, respectively. No tax benefit was realized during 2010, 2009 or 2008 as a result of the valuation allowance against the deferred tax assets.

At December 31, 2010, there was $5.9 million of unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $3.4 million in 2011, $2.3 million in 2012 and $0.2 million in 2013 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

Beginning in 2007, non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 8,458 shares in 2010, 11,256 shares in 2009 and 7,316 shares in 2008 to non-employee directors.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During 2010, 2009 and 2008 the Company granted stock options to purchase 243,050, 188,003 and 168,175 shares of common stock, respectively. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the Company’s Chief Executive Officer (“CEO”) in connection with payment of his 2008 high-performance bonus.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2010	2009	2008

Risk-free interest rate	2.7%	2.1%	2.6%
Dividend yield	—	—	—
Volatility factor of Company common stock	0.58	0.59	0.47
Weighted-average expected option term (years)	6.0	6.0	6.0
Weighted-average grant-date fair value	$17.24	$11.23	$27.72

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

The following table sets forth the number of option shares and weighted-average grant-date fair value:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Non-vested at December 31, 2008	307,289	$26.10
Granted during 2009	188,003	$11.23
Vested during 2009	(135,446)	$24.45
Forfeited during 2009	(22,034)	$16.62

Non-vested at December 31, 2009	337,812	$18.96
Granted during 2010	243,050	$17.24
Vested during 2010	(171,544)	$21.10
Forfeited during 2010	(11,404)	$16.04

Non-vested at December 31, 2010	397,914	$17.07

A summary of the Company’s stock option activity for 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2010	1,035,942	$35.37
Granted	243,050	30.72
Exercised	(180,202)	22.88
Expired unexercised	(15,932)	49.80
Forfeited	(11,404)	29.49

Outstanding at December 31, 2010	1,071,454	$36.27	6.61	$7,859
Vested or expected to vest at December 31, 2010	1,049,416	$36.27	6.57	$7,684
Exercisable at December 31, 2010	673,540	$39.04	5.44	$4,031

The fair value of options that vested during 2010, 2009 and 2008 was $3.6 million, $3.3 million and $3.3 million, respectively. The intrinsic value of options exercised during 2010, 2009 and 2008 was $2.2 million, $0 million

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

and $0.4 million, respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

In connection with the exercise of stock options previously granted, the Company received cash payments of $4.1 million, $0 million and $0.9 million in 2010, 2009 and 2008, respectively. The Company does not settle stock options for cash.

Restricted Stock — Performance-Based Awards
During 2010, 2009 and 2008, the Company awarded 121,700, 87,250 and 60,200 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2010 and 2009 will vest upon the satisfaction of established performance criteria based on average consolidated EBITDA Margin (defined as operating profit plus depreciation and amortization expense divided by revenue) measured against a predetermined peer group, and average return on net assets, calculated over respective three-year performance periods ending December 31, 2012 and December 31, 2011, respectively.

The performance period for the shares awarded during 2008 ended on December 31, 2010. Such shares vest based upon the level of satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2010. The shares will vest upon the determination by the Compensation Committee that the performance objectives relating to the shares were satisfied and that the shares were earned. Based upon the level of satisfaction of the performance objectives, approximately 1,700 of the performance-based shares awarded in 2008 are expected to vest and be issued in the first quarter of 2011.

The performance period for 86,854 shares awarded during 2007 ended on December 31, 2009. A total of 80,600 of the shares awarded during 2007 were subject to vesting based upon the level of satisfaction of established performance criteria, based on the Company’s consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2009. Based upon the level of satisfaction of the performance objectives, as determined by the Compensation Committee in March 2010, 74,676 performance-based shares vested and were issued in the first quarter of 2010. Upon vesting, employees surrendered 26,651 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. The remaining 6,254 shares issued in 2007 did not vest as the Company did not meet an established earnings target during any one of the years in the three-year performance period ended December 31, 2009.

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

A summary of the Company’s performance-based restricted stock awards for 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2010	221,579	$37.52
Granted	121,700	30.67
Vested	(74,676)	41.43
Forfeited	(14,628)	40.81

Non-vested at December 31, 2010	253,975	$32.90
Expected to vest as of December 31, 2010	47,492

Restricted Stock Units — Performance-Based Awards
During 2010 and 2009, the Company awarded 19,850 and 22,480 performance-based restricted stock units, respectively, to employees outside the U.S. that vest subject to the Company’s financial performance for three-year performance periods ending on December 31, 2012 and December 31, 2011, respectively. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Consolidated Balance Sheets. The fair value of the awards, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2010 and 2009 performance-based restricted stock awards described above.

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

A summary of the Company’s performance-based restricted stock unit awards for 2010 is as follows:

Units

Non-vested at January 1, 2010	19,380
Granted	19,850
Accelerated vesting due to retirement	(350)
Forfeited	(350)

Non-vested at December 31, 2010	38,530

Expected to vest at December 31, 2010	7,570

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Restricted Stock — Time-Based Awards
During 2010, 2009 and 2008, the Company awarded 63,100, 24,850 and 17,675 shares, respectively, of time-based restricted stock that vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. In addition, during 2009, the Company awarded 4,127 shares of time-based restricted stock with a vesting period of one year to its CEO in connection with payment of his 2008 high-performance bonus. The value of the restricted stock awarded in 2010, 2009 and 2008, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $1.9 million, $0.6 million and $1.0 million, respectively. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock awards for 2010 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested at January 1, 2010	65,662	$40.25
Granted	63,100	$30.67
Vested	(26,887)	$46.40
Forfeitures	(2,850)	$33.34

Non-vested at December 31, 2010	99,025	$32.67
Expected to vest as of December 31, 2010	94,125

A total of 22,760 shares of time-based restricted stock awarded during 2007 vested during 2010. Upon vesting, employees surrendered 7,923 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. The 4,127 shares granted during 2009 to the Company’s chief executive officer, as discussed above, vested during 2010. Upon vesting, the Company’s chief executive officer surrendered 1,310 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock.

A total of 19,750 shares of time-based restricted stock awarded during 2006 vested during 2009. During 2009, employees surrendered 5,690 shares of common stock to the Company upon vesting to pay required minimum withholding taxes applicable to the vesting of the restricted stock. The surrendered shares are held by the Company as treasury stock.

Restricted Stock Units — Time-Based Awards
During 2010 and 2009, the Company awarded 10,550 and 4,400 time-based restricted stock units, respectively, to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Consolidated Balance Sheets. The fair value of the awards, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock unit awards for 2010 is as follows:

Units

Nonvested at January 1, 2010	3,500
Granted	10,550
Accelerated vesting due to retirement	(200)
Forfeited	—

Nonvested at December 31, 2010	13,850

Expected to vest at December 31, 2010	12,245

Note 17 — Commitments and Contingencies
In October 2010, GTL was served in Jersey, Channel Islands, with an injunction obtained by Marange Investments (Proprietary) Limited (“Marange”), which restrains Gécamines (a partner in GTL) from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds, pending the resolution of proceedings brought by Marange against Gécamines in the Supreme Court of South Africa. In January 2011, Marange obtained a new order amending the injunction to include an additional claim for 5.0 million British Pounds. As a result, GTL has been enjoined from making payments to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines up to the value of 19.5 million British Pounds.

In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibits GTL from making payments to Gécamines, including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. As a result, as of December 31, 2010, $68.1 million has been deposited with the Court. Until the appeal is resolved, additional amounts due from GTL to Gécamines, up to the amount of the Arbitration Awards, will be deposited with the Court as they become due. While there can be no assurances with respect to the final outcome of either matter, the Company believes that, based on the information currently available to it, this matter will not have a material adverse effect upon its financial condition or results of operations.

The Company has potential contingent liabilities with respect to environmental matters related to its former PMG operations in Brazil. The Company has been informed by the purchaser of the PMG operations of environmental issues at three of the operating locations in Brazil. Environmental-cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. The Company has reviewed the limited information made available to it on the environmental conditions and is awaiting more detailed information from the purchaser of PMG. The Company cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs until more detailed information is received.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2010 and December 31, 2009, the Company has recorded environmental liabilities of $1.5 million and $2.8 million, respectively, related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. In addition, at December 31, 2010, the Company has recorded a $1.3 million environmental liability associated with a site located in Joplin, Missouri. The $1.3 million liability related to the Joplin, Missouri site was a liability acquired with the EaglePicher Technologies acquisition. Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.

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

Note 18 — Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $8.8 million in 2010, $7.4 million in 2009 and $7.8 million in 2008.

Future minimum payments under noncancellable operating leases at December 31, 2010 are as follows for the year ending December 31:

2011	$6,219
2012	4,708
2013	2,283
2014	1,844
2015	1,815
2016 and thereafter	9,534

Total minimum lease payments	$26,403

Note 19 — Reportable Segments and Geographic Information
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

The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, UPC and Photomasks. Electronic Chemicals develops and manufactures products for the printed circuit board, memory disk, general metal finishing and photovoltaic markets. Advanced Organics offers products for the coating and inks, chemical and tire markets. UPC develops, manufactures and distributes a wide range of ultra-pure chemicals used in the manufacture of electronic and computer components such as semiconductors, silicon chips, wafers and liquid crystal displays. Photomasks manufactures photo-imaging masks (high-purity quartz or glass plates containing precision, microscopic images of integrated circuits) and reticles for the semiconductor, optoelectronics, microelectronics and micro electro mechanical systems industries under the Compugraphics brand name.

The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery materials, battery management systems, battery-related research and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missile launch vehicles, missiles, guided bombs and other weapons systems. It also provides primary (non-rechargeable) and secondary (non-rechargeable) batteries, battery management systems, battery chargers, and energetic devices for diverse defense applications such as unmanned vehicles, sub-munitions, mines, sonabuoys, and fuzes. In the aerospace market, Battery Technologies designs, manufactures and qualifies primary and secondary batteries for satellites, aircraft, packaging of cells and other special applications. In the medical market, Battery Technologies designs, builds and qualifies miniature batteries to power implantable medical devices.

The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 18% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55%-owned joint venture.

There are a limited number of supply sources for cobalt. Production problems or political or civil instability in supplier countries, primarily the DRC, Finland and Russia, as well as increased demand in developing countries may affect the supply and market price of cobalt. In particular, political and civil instability in the DRC may affect the availability of raw materials from that country. Any raw material supply disruption from the DRC could have a material adverse effect on our business, financial condition or results of operations.

Sales to one customer in the Advanced Materials segment represented approximately 14%, 16% and 22% of consolidated net sales in 2010, 2009 and 2008, respectively. Sales to the top three customers in the Battery Technologies segment represented approximately 50% of Battery Technologies’ net sales in 2010.

The following table reflects the 2010, 2009 and 2008 sales within Specialty Chemicals:

	2010	2009	2008

Net Sales
Electronic chemicals	$168,011	$132,612	$167,335
Advanced organics	174,251	163,216	258,441
Ultra Pure Chemicals	86,177	72,942	82,068
Photomasks	34,688	33,428	39,366
Eliminations	(384)	(397)	(535)

	$462,743	$401,801	$546,675

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table reflects the 2010 sales within Battery Technologies:

2010

Net Sales
Defense	$63,017
Aerospace	45,854
Medical	7,187
Eliminations	(2,117)

$113,941

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

The following table reflects the results of the Company’s reportable segments:

	2010	2009	2008

Net Sales
Advanced Materials	$620,638	$472,412	$1,192,423
Specialty Chemicals	462,743	401,801	546,675
Battery Technologies(c)	113,941	—	—
Intersegment items	(676)	(2,544)	(2,249)

	$1,196,646	$871,669	$1,736,849

Operating profit (loss)
Advanced Materials	$95,633	$53,301	$203,545
Specialty Chemicals(a)	59,558	(26,981)	11,168
Battery Technologies(c)	5,061	—	—
Corporate(b)	(37,606)	(27,304)	(37,540)
Intersegment items	—	—	449

	122,646	(984)	177,622

Interest expense	(5,255)	(689)	(1,597)
Interest income	908	928	1,920
Foreign exchange gain (loss)	(10,679)	(21)	(3,744)
Other expense, net	(305)	(292)	(1,913)

	(15,331)	(74)	(5,334)

Income (loss) from continuing operations before income taxes	$107,315	$(1,058)	$172,288

Expenditures for property, plant & equipment
Advanced Materials	$11,328	$18,996	$21,783
Specialty Chemicals	8,920	6,690	8,929
Battery Technologies(c)	6,182	—	—

	$26,430	$25,686	$30,712

Depreciation and amortization
Advanced Materials	$20,587	$26,303	$26,331
Specialty Chemicals	23,048	26,508	28,727
Battery Technologies(c)	9,473	—	—
Corporate	989	954	1,058

	$54,097	$53,765	$56,116

Total assets
Advanced Materials(e)	$866,329	$795,186
Specialty Chemicals	535,997	503,737
Battery Technologies(c)(d)	253,804	—
Corporate	116,578	145,213

	$1,772,708	$1,444,136

(a)	Specialty Chemicals includes a $2.1 million restructuring charge in 2010 and a $37.5 million non-cash goodwill impairment charge and a $12.7 million restructuring charge in 2009.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

(b)	Corporate includes $2.2 million of fees related to the EaglePicher Technologies acqusition in 2010 and a $4.7 million gain on the termination of the Company’s retiree medical plan and $1.3 million of fees related to the EaglePicher Technologies acquisition in 2009.

(c)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

(d)	Includes a $5.0 million investment related to Battery Technologies 45% interest in Diehl & EaglePicher GmbH which is accounted for under the equity method.

(e)	Includes a $68.1 million deposit related to the Jersey Court injunction. See Note 17 for further discussion.

		Long-Lived
	Net Sales(a)	Assets(b)

Geographic Region Information
2010
Finland	$354,889	$86,019
United States	312,368	79,980
Japan	223,441	221
Other	305,948	44,529
Democratic Republic of Congo	—	45,349

	$1,196,646	$256,098

2009
Finland	$260,361	$89,610
United States	153,539	36,388
Japan	190,122	91
Other	267,647	48,774
Democratic Republic of Congo	—	52,252

	$871,669	$227,115

2008
Finland	$581,260
United States	280,275
Japan	536,620
Other	338,694
Democratic Republic of Congo	—

	$1,736,849

(a)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.

(b)	Long-lived assets consists of property, plant and equipment, net.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

Note 20 —	Quarterly Results of Operations (Unaudited)

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$303,197	$303,099	$297,222	$293,128	$1,196,646
Gross profit	$71,822	$67,990	$74,281	$70,595	$284,688
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$22,463	$13,307	$23,198	$23,680	$82,648
Income (loss) from discontinued operations, net of tax	137	(518)	1,003	104	$726

Net income	$22,600	$12,789	$24,201	$23,784	$83,374

Net income (loss) per common share — basic
Continuing operations	$0.74	$0.44	$0.76	$0.78	$2.72
Discontinued operations	0.01	(0.02)	0.03	—	0.02

Net income	$0.75	$0.42	$0.79	$0.78	$2.74

Net income (loss) per common share — assuming dilution
Continuing operations	$0.74	$0.43	$0.76	$0.77	$2.70
Discontinued operations	—	(0.01)	0.03	0.01	0.03

Net income	$0.74	$0.42	$0.79	$0.78	$2.73

The first, second and third quarters of 2010 include restructuring charges related to the Company’s Advanced Organics business of $0.6 million, 0.4 million and $1.1 million, respectively.

The fourth quarter of 2010 includes a charge of $2.0 million due to an other-than-temporary decline in the fair value of a cost method investment.

The Company’s income tax expense for 2010 was $29.7 million, resulting in an effective tax rate of 27.6%. Through September 30, 2010, the Company’s year-to-date income tax expense was $31.8 million and the effective tax rate was 37.1%. The decrease in the full-year effective tax rate in the fourth quarter resulted in an income tax benefit of $2.1 million for the fourth quarter of 2010.

The Company’s share of discrete tax items (excluding noncontrolling interests) in 2010 totaled income (expense) of $2.8 million in the first quarter of 2010, ($5.2 million) in the second quarter of 2010, $0.3 million in the third quarter of 2010 and $1.5 million in the fourth quarter of 2010.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries — Continued

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net sales	$191,706	$203,352	$235,239	$241,372	$871,669
Gross profit	$26,615	$34,434	$42,679	$62,055	$165,783
Amounts attributable to OM Group, Inc. common stockholders:
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
Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the Company’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company’s internal control over financial reporting, which is included in this Annual Report.

Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to directors of the Company will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the 2011 Annual Meeting of Stockholders of the Company (the “2011 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Information with respect to the Company’s audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2011 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2011 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

On May 26, 2010, the Company filed the annual certification by its CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.	Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2011 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2011 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners — Beneficial Ownership” and is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2010.

			Number of securities
			remaining available for
			future issuance under
	Number of securities		equity compensation plans
	to be issued upon	Weighted-average	(excluding securities
	exercise of	exercise price of	issuable under
	outstanding options	outstanding options	outstanding options)

Equity Compensation Plans Approved by the Stockholders	982,520	$36.50	1,991,421
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—

(a)	As an inducement to join the Company, on June 13, 2005, the Chief Executive Officer was granted options to purchase 88,934 shares of common stock that are not covered by the equity compensation plans approved by the Company’s stockholders. These options have an exercise price of $33.67 per share (the market price of Company stock on the grant date was $24.89) and became exercisable on May 31, 2008. The options have an expiration date of June 13, 2015.

Item 13.	Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2011 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2011 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009

Statements of Consolidated Operations for the years ended December 31, 2010, 2009 and 2008

Statements of Consolidated Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Statements of Consolidated Cash Flows for the years ended December 31, 2010, 2009 and 2008

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of OM Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).

3.2	Amended and Restated Bylaws of OM Group, Inc.

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company. ‡

(10) Material Contracts

10.1	Technology Agreement among Outokumpu Oy, Outokumpu Engineering Contractors Oy, Outokumpu Research Oy, Outokumpu Harjavalta Metals Oy and Kokkola Chemicals Oy dated March 24, 1993. ‡

*10.2	OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.3	Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.4	Amendment to OM Group, Inc., Benefit Restoration Plan (frozen Post-2004/Pre-2008 Terms).(incorporated by reference to Exhibit 10.4 of the Company’s Annual Report filed on Form 10-K on February 28, 2008).

10.5	Reserved

*10.6	OM Group, Inc. Bonus Program for Key Executives and Middle Management. ‡

+10.7	Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo.

10.8	Sale and purchase agreement dated as of December 23, 2009 by and among EaglePicher Corporation, as guarantor of the Seller, EaglePicher Technologies Holdings, LLC, as the Seller, EaglePicher Technologies, LLC, as the Company, OM Group, Inc., as limited guarantor of the Buyer, and OMG Energy Holdings, Inc., as the Buyer (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 25, 2010).

+10.9	Long Term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.7).

+10.10	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.7).

+10.11	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.7).

*10.12	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan.

*10.13	Separation Agreement by and between OM Group, Inc. and Thomas R. Miklich dated October 17, 2003.

*10.14	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace.

*10.15	Reserved

*10.16	Employment Agreement by and between OM Group, Inc. and Joseph M. Scaminace, dated May 15, 2008 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on May 21, 2008).

*10.17	Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 25, 2011).

10.18	Reserved

*10.19	Severance Agreement by and between OM Group, Inc. and Valerie Gentile Sachs dated November 7, 2005.

*10.20	Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan.

*10.21	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed May 5, 2006).

10.22	Reserved

*10.23	Form of Stock Option Agreement (2010) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.24	Form of Restricted Stock Agreement (2010 time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

10.25	Reserved

*10.26	Form of Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.27	Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

10.28	Form of Restricted Stock Agreement (2010 performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.29	Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

*10.30	Amended and Restated Severance Agreement dated as of November 13, 2006 between OM Group, Inc. and Valerie Gentile Sachs (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on November 14, 2006).

10.31	OM Group, Inc. 2007 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

10.32	Stock Purchase Agreement Among OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, OMG Finland Oy, OM Group, Inc., Norilsk Nickel (Cyprus) Limited And OJSC MMC Norilsk Nickel (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

*10.33	Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and executive officers, as approved on November 16, 2010.

*10.34	Form of Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.35	Form of Restricted Stock Agreement (time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.36	Form of Restricted Stock Agreement (performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007).

*10.37	OM Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 21, 2008).

*10.38	Form of Amendment to Severance Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2008).

10.39	Amended and Restated Credit Agreement, dated as of March 8, 2010 among OM Group, as “Borrower;” certain of its subsidiaries, as “Guarantors;” PNC Bank, National Association, as “Administrative Agent;”; the “Lenders” party thereto; PNC Capital Markets LLC, Banc of America Securities LLC and Wells Fargo Bank, N.A., as “Joint Lead Arrangers;” and PNC Capital Markets LLC, as “Sole Bookrunner.” (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11 2010).

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.1	Instance Document

101.2	Schema Document

101.3	Calculation Linkbase Document

101.4	Labels Linkbase Document

101.5	Presentation Linkbase Document

101.6	Definition Linkbase Document

*	Indicates a management contract, executive compensation plan or arrangement.

+	Portions of Exhibit have been omitted and filed separately with the Securities and Exchange Commission in reliance on Rule 24b-2 and an Order from the Commission granting the Company’s request for confidential treatment dated June 26, 1998.

‡	These documents were filed as exhibits to the Company’s Form S-1 Registration Statement (Registration No. 33-60444) which became effective on October 12, 1993, and are incorporated herein by reference.

OM Group, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009 and 2008
(Dollars in Millions)

	Balance			Charged		Charged
	at			to		to				Balance at
	Beginning			Costs and		Other				End of
Classifications	of Year	Acquisitions		Expenses		Accounts		Deductions		Year

2010:
Allowance for doubtful accounts	$6.9	0.5		(0.5	)(1)	0.4	(5)	(2.1	)(3)	$5.2
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	2.8	1.3		0.4	(2)	(0.1	)(5)	(1.6	)(4)	2.8

	$14.9	$1.8		$(0.1)		$0.3		$(3.7)		$13.2

2009:
Allowance for doubtful accounts	$7.9	—		0.3	(1)	0.4	(5)	(1.7	)(3)	$6.9
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	3.4	—		0.2	(2)	0.1	(5)	(0.9	)(4)	2.8

	$16.5	$—		$0.5		$0.5		$(2.6)		$14.9

2008:
Allowance for doubtful accounts	$1.5	3.7	(6)	4.3	(1)	—		(1.6	)(3)	$7.9
Allowance for note receivable from joint venture partner	5.2	—		—		—		—		5.2
Environmental reserve	4.9	—		0.4	(2)	(0.1	)(5)	(1.8	)(4)	3.4

	$11.6	$3.7		$4.7		$(0.1)		$(3.4)		$16.5

(1)	Provision for uncollectible accounts included in selling, general and administrative expenses.

(2)	Provision for environmental costs included in selling, general and administrative expenses.

(3)	Actual accounts written-off against the allowance.

(4)	Actual cash expenditures charged against the accrual.

(5)	Foreign currency translation adjustment.

(6)	Allowance for doubtful accounts related to the Rockwood acquisition were not included in the December 31, 2007 balance.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

OM GROUP, INC.

By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 24, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph Scaminace Joseph Scaminace	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth Haber Kenneth Haber	Chief Financial Officer (Principal Financial Officer)

/s/ Robert T. Pierce Robert T. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Richard W. Blackburn Richard W. Blackburn	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Katharine L. Plourde Katharine L. Plourde	Director

/s/ William J. Reidy William J. Reidy	Director

/s/ Gordon A. Ulsh Gordon A. Ulsh	Director

/s/ Kenneth Haber Kenneth Haber Attorney-in-Fact