Form 10-Q
period 2011-03-31
OM GROUP INC
filed 2011-05-05
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of April 30, 2011, there were 31,003,463 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION
Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits
Exhibit 31.1	37
Exhibit 31.2	37
Exhibit 32	37
Exhibit 101.1 INSTANCE DOCUMENT	37
Exhibit 101.2 SCHEMA DOCUMENT	37
Exhibit 101.3 CALCULATION LINKBASE DOCUMENT	37
Exhibit 101.4 LABELS LINKBASE DOCUMENT	37
Exhibit 101.5 PRESENTATION LINKBASE DOCUMENT	37
Exhibit 101.6 DEFINITION LINKBASE DOCUMENT	37

Signatures	37
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$409,235	$400,597
Restricted cash on deposit	74,829	68,096
Accounts receivable, less allowance of $5,031 in 2011 and $5,187 in 2010	178,112	155,465
Inventories	299,703	293,625
Refundable and prepaid income taxes	40,861	40,740
Other current assets	48,546	44,602

Total current assets	1,051,286	1,003,125

Property, plant and equipment, net	252,786	256,098
Goodwill	306,995	306,888
Intangible assets, net	150,836	153,390
Notes receivable from joint venture partner, less allowance of $5,200 in 2011 and 2010	13,915	13,915
Other non-current assets	40,463	39,292

Total assets	$1,816,281	$1,772,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$30,000	$30,000
Accounts payable	113,281	105,900
Liability related to joint venture partner injunction	74,829	68,096
Accrued income taxes	12,649	8,321
Accrued employee costs	25,876	37,932
Deferred revenue	9,634	9,417
Other current liabilities	27,155	24,658

Total current liabilities	293,424	284,324

Long-term debt	90,000	90,000
Deferred income taxes	23,964	23,499
Uncertain tax positions	14,952	14,796
Pension liabilities	52,598	58,107
Other non-current liabilities	26,354	25,364

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,745,608 shares issued in 2011 and 30,725,792 shares issued in 2010	307	307
Capital in excess of par value	581,044	578,948
Retained earnings	698,534	667,882
Treasury stock (208,157 shares in 2011 and 202,556 shares in 2010, at cost)	(7,427)	(7,234)
Accumulated other comprehensive income (loss)	2,304	(3,119)

Total OM Group, Inc. stockholders’ equity	1,274,762	1,236,784
Noncontrolling interests	40,227	39,834

Total equity	1,314,989	1,276,618

Total liabilities and equity	$1,816,281	$1,772,708

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Net sales	$331,345	$303,197
Cost of products sold (excluding restructuring charge)	249,011	230,861
Restructuring charges	296	514

Gross profit	82,038	71,822
Selling, general and administrative expenses	44,207	39,843
Restructuring charges	71	86

Operating profit	37,760	31,893
Other income (expense):
Interest expense	(1,422)	(669)
Interest income	220	167
Foreign exchange gain (loss)	475	(3,176)
Other, net	(5)	(9)

	(732)	(3,687)

Income from continuing operations before income tax expense	37,028	28,206
Income tax expense	(5,746)	(4,349)

Income from continuing operations, net of tax	31,282	23,857
Income (loss) from discontinued operations, net of tax	(240)	137

Consolidated net income	31,042	23,994
Net (income) loss attributable to the noncontrolling interests	(390)	(1,394)

Net income attributable to OM Group, Inc.	$30,652	$22,600

Earnings per common share — basic:
Income from continuing operations attributable to OM Group, Inc. common stockholders	$1.01	$0.74
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	0.01

Net income attributable to OM Group, Inc. common stockholders	$1.00	$0.75

Earnings per common share — assuming dilution:
Income from continuing operations attributable to OM Group, Inc. common stockholders	$1.01	$0.74
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	—

Net income attributable to OM Group, Inc. common stockholders	$1.00	$0.74

Weighted average shares outstanding — basic	30,526	30,303
Weighted average shares outstanding — assuming dilution	30,695	30,451

Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$30,892	$22,463
Income (loss) from discontinued operations, net of tax	(240)	137

Net income	$30,652	$22,600

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Consolidated net income	$31,042	$23,994
Foreign currency translation adjustment	4,964	(2,548)
Reclassification of hedging activities into earnings, net of tax	—	236
Unrealized gain (loss) on cash flow hedges, net of tax	359	(1,224)
Pension liability adjustment	100	—

Net change in accumulated other comprehensive income (loss)	5,423	(3,536)

Comprehensive income	36,465	20,458
Comprehensive (income) loss attributable to noncontrolling interest	(393)	(1,391)

Comprehensive income attributable to OM Group, Inc.	$36,072	$19,067

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Three Months Ended March 31,
(In thousands)	2011	2010
Operating activities
Consolidated net income	$31,042	$23,994
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	240	(137)
Depreciation and amortization	13,309	13,173
Share-based compensation expense	2,080	1,674
Foreign exchange (gain) loss	(475)	3,176
Restructuring charges	367	600
Other non-cash items	(444)	1,235
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(21,468)	(25,805)
Inventories	(5,391)	35,237
Accounts payable	7,276	1,753
Other, net	(12,887)	(4,682)

Net cash provided by operating activities	13,649	50,218
Investing activities
Expenditures for property, plant and equipment	(3,328)	(4,581)
Acquisitions	(4,107)	(171,979)
Other, net	—	(104)

Net cash used for investing activities	(7,435)	(176,664)
Financing activities
Payments of revolving line of credit	—	(105,000)
Proceeds from the revolving line of credit	—	245,000
Debt issuance costs	—	(2,483)
Proceeds from exercise of stock options	16	3,792
Payment related to surrendered shares	(193)	(1,209)
Other, net	—	92

Net cash provided by (used for) financing activities	(177)	140,192
Effect of exchange rate changes on cash	2,601	(3,394)

Cash and cash equivalents
Increase in cash and cash equivalents from continuing operations	8,638	10,352
Discontinued operations — net cash provided by operating activities	—	2
Balance at the beginning of the period	400,597	355,383

Balance at the end of the period	$409,235	$365,737

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Total Equity

	Three Months Ended March 31,
(In thousands)	2011	2010
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,523	30,269
Shares issued under share-based compensation plans	14	236

	30,537	30,505

Common Stock — Dollars
Beginning balance	$307	$304
Shares issued under share-based compensation plans	—	3

	307	307

Capital in Excess of Par Value
Beginning balance	578,948	569,487
Share-based compensation — employees	2,005	1,606
Share-based compensation — non-employee directors	75	68
Excess tax benefit from exercise/vesting of share awards	—	92
Shares issued under share-based compensation plans	16	3,789

	581,044	575,042

Retained Earnings
Beginning balance	667,882	584,508
Net income attributable to OM Group, Inc.	30,652	22,600

	698,534	607,108

Treasury Stock
Beginning balance	(7,234)	(6,025)
Reacquired shares	(193)	(1,209)

	(7,427)	(7,234)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,119)	(16,969)
Foreign currency translation adjustment	4,964	(2,548)
Pension liability adjustment	100	—
Reclassification of hedging activities into earnings, net of tax benefit of $83 in 2010	—	236
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $97 and $430 in 2011 and 2010, respectively	359	(1,224)

	2,304	(20,505)

Total OM Group Inc. stockholders’ equity	1,274,762	1,154,718

Noncontrolling interest
Beginning balance	39,834	44,827
Net income (loss) attributable to the noncontrolling interest	390	1,394
Foreign currency translation	3	(3)

	40,227	46,218

Total equity	$1,314,989	$1,200,936

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
These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2011 and the results of its income, comprehensive income (loss), cash flows and changes in total equity for the three months ended March 31, 2011 and 2010 have been included. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Note 2 — Recently Issued Accounting Guidance
Accounting Guidance adopted in 2011:
In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This guidance sets forth requirements for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in the period in which the milestone is achieved. In addition, this guidance requires disclosure of certain information with respect to arrangements that contain milestones. The Company adopted this guidance on January 1, 2011 and such adoption did not have a material effect on the Company’s results of operations or financial position.
In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The guidance also addresses how arrangement consideration should be allocated to separate units of accounting, when applicable, and expands the disclosure requirements for multiple-deliverable arrangements. The Company adopted this guidance on January 1, 2011 and such adoption did not have any effect on the Company’s results of operations or financial position.
Note 3 — Restructuring
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
During the first quarter of 2011 and 2010, the Company recorded restructuring charges of $0.4 million and $0.6 million, respectively, in the Statements of Consolidated Income. The Company has incurred and expects to incur the following restructuring charges:

			Charges incurred	Additional
	Total charges	Total charges	in the three	charges
	expected to	incurred through	months ended	expected to
	be incurred	December 31, 2010	March 31, 2011	be incurred
Cash charges
Workforce reductions	$6,349	$6,225	$89	$35

Decommissioning, demolition and lease termination charges	1,809	1,238	278	293

	8,158	7,463	367	328

Non-cash charges
Fixed asset impairment	5,536	5,536	—	—
Inventory impairment/other charges	1,809	1,809	—	—

	7,345	7,345	—	—

Total charges	$15,503	$14,808	$367	$328

Decommissioning and demolition of the Manchester, England facility began in 2010 and is expected to be completed during the first half of 2011. Cash charges were for severance, decommissioning and demolition costs, lease termination costs and other exit costs. The Company expects to continue to incur costs for severance, decommissioning and demolition, lease termination and other exit costs through June 30, 2011. Such costs will be expensed as incurred.
The following table presents the activity and accrued liability balance related to the restructuring program:

	Workforce	Other
	reductions	charges	Total
Balance at December 31, 2010	$401	$6	$407
Charges	89	278	367
Foreign currency translation adjustment	11	—	11
Cash payments	(21)	(239)	(260)

Balance at March 31, 2011	$480	$45	$525

The restructuring accrual represents future cash payments and is recorded on the Unaudited Condensed Consolidated Balance Sheets in Other current liabilities.

Note 4 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$134,064	$134,655
Work-in-process	46,122	41,909
Finished goods	119,517	117,061

	$299,703	$293,625

Note 5 — Debt
The Company has a secured Revolving Credit Agreement (the “Revolver”) with availability of up to $250.0 million. The Revolver includes an “accordion” feature under which the Company may increase the Revolver’s availability by $75.0 million to a maximum of $325.0 million, subject to certain customary conditions and the agreement of current or new lenders to accept a portion of the increased commitment. To date, the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by the Company’s present and future subsidiaries (other than immaterial subsidiaries, joint ventures and certain foreign subsidiaries) and are secured by a lien on substantially all of the personal property assets of the Company and subsidiary guarantors, except that the lien on the shares of first-tier foreign subsidiaries is limited to 65% of such shares.
The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At March 31, 2011, the Company’s interest coverage ratio was 22.67 to 1.00 and its leverage ratio was 0.67 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of March 31, 2011, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowings under the Revolver totaled $120.0 million at March 31, 2011 and December 31, 2010. At March 31, 2011, the weighted average interest rate for the outstanding borrowings under the Revolver was 2.79%, and the weighted average interest rate for the outstanding borrowings under the Revolver together with the related interest rate swap agreements was 3.16%. See Note 7 for further discussion of the interest rate swap agreements.
The Company incurred fees and expenses of $2.6 million related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense over the three-year term of the Revolver.
The Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), has a €25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at March 31, 2011 or December 31, 2010.
Note 6 — Pension Plans
At March 31, 2011 and December 31, 2010, the Company had pension liabilities of $53.3 million and $58.8 million, respectively, the majority of which were assumed in the EaglePicher Technologies acquisition. The EaglePicher Technologies pension plans consist of four non-contributory defined benefit pension plans. The Technologies Salaried Plan is a defined benefit, cash balance plan that covers EaglePicher Technologies salaried employees hired prior to January 1, 2007. The Technologies Hourly Plan is a defined benefit plan that covers EaglePicher Technologies non-union hourly employees hired prior to January 1, 2007 and union hourly employees hired prior to May 3, 2008. The Company also assumed two frozen defined benefit pension plans. Pension benefits are paid to plan participants directly from pension plan assets.
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
Set forth below is a detail of the net periodic expense for the U.S. pension defined benefit plans:

	Three Months Ended
	March 31,
	2011	2010
Interest cost	$2,699	$1,987
Service cost	268	175
Amortization of unrecognized net loss	98	84
Expected return on plan assets	(2,573)	(1,788)

Total expense	$492	$458

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
Cash Flow Hedges

From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. At March 31, 2011, the notional quantity of open contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the ASC was 1.3 million pounds of copper. The outstanding contracts as of March 31, 2011 had maturities ranging up to two months. As of March 31, 2011, AOCI(L) includes a cumulative gain of $0.3 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next three months. The Company had no copper forward sales contracts designated as cash flow hedges at December 31, 2010. No hedge ineffectiveness was recorded in income in the first quarter of 2011 or 2010 for these hedges.
Fair Value Hedges
From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. The Company had no fair value hedges during the first quarter of 2011 or the year ended December 31, 2010.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. From time to time, the Company enters into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had no Euro forward contracts at March 31, 2011 and December 31, 2010, respectively.
Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital, acquisition and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $60.0 million at both March 31, 2011 and December 31, 2010. The outstanding contracts as of March 31, 2011 had maturities ranging up to 14 months. As of March 31, 2011, AOCI(L) included a cumulative loss of $0.3 million related to these contracts, of which $0.3 million is expected to be reclassified to earnings within the next twelve months. No hedge ineffectiveness was recorded in income in the three months ended March 31, 2011 or March 31, 2010 for these hedges.
The following table summarizes the fair value of derivative instruments recorded in the Unaudited Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments
	Derivative Assets
	March 31, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current assets	$374	Other current assets	$—

Total		$374		$—

	Derivative Liabilities
	March 31, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other current liabilities	(311)	Other current liabilities	(393)

Total		$(311)		$(393)

	Derivatives Not Designated as Hedging Instruments
	Derivative Liabilities
	March 31, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current liabilities	$—	Other current liabilities	$(378)

Total		$—		$(378)

The following table summarizes the effect of derivative instruments:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized
	in AOCI(L) (Effective Portion) for the Three
	Months Ended
	March 31, 2011	March 31, 2010
Euro forward contracts	$—	$(1,170)
Commodity contracts	277	(54)
Interest rate swap agreements	82	—

Total	$359	$(1,224)

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from
	Reclassified from	AOCI(L) into Income (Effective Portion) for the
	AOCI(L) into Income	Three Months Ended
	(Effective Portion)	March 31, 2011	March 31, 2010
Euro forward contracts	Cost of products sold	$—	$(15)
Commodity contracts	Net sales	—	(221)

Total		$—	$(236)

	Derivatives Not Designated as Hedging Instruments
		Amount of Gain (Loss) Recognized in
	Location of Gain	Income on Derivative for the Three
	(Loss) Recognized in	Months Ended March 31,
	Income on Derivative	2011	2010
Commodity contracts	Net sales	$(407)	$ —

Total		$(407)	$ —

Note 8 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	March 31, 2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Commodity contracts	$374	$—	$374	$—

Total	$374	$—	$374	$—

Liabilities:
Interest rate swap agreements	$(311)	$—	$(311)	$—

Total	$(311)	$—	$(311)	$—

The Company uses significant other observable inputs to value commodity contracts and interest rate swap agreements; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on copper prices and interest rates, respectively. There were no transfers into or out of Levels 1, 2 or 3 in the first quarter of 2011.
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
During 2008 and 2009, the Company recorded tax benefits related to its election to take foreign tax credits on prior year U.S. tax returns. As of March 31, 2011, the Company has a receivable of $38.0 million (included in Refundable and prepaid income taxes on the Unaudited Condensed Consolidated Balance Sheets) related to amending its U.S. tax returns. The Company expects to receive this refund in the second half of 2011.
The Company’s interim income tax provisions are based on the application of an estimated annual effective income tax rate applied to year-to-date income from continuing operations before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of the Company’s projected annual earnings (including specific subsidiaries projected to have pretax income and pretax losses), taxing jurisdictions in which the earnings will be generated, the

Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The Company evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted earnings by tax jurisdiction, including the impact of foreign currency exchange rate movements. The estimated annual effective tax rate may be significantly impacted by foreign currency exchange rate movements and changes to the mix of forecasted earnings by tax jurisdiction. Adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
Income from continuing operations before income tax expense consists of the following:

	Three Months Ended March 31,
	2011	2010
United States	$(1,884)	$(7,673)
Outside the United States	38,912	35,879

	$37,028	$28,206

The Company’s effective income tax rates are as follows:

	Three Months Ended March 31,
	2011	2010
Effective income tax rate	15.5%	15.4%
The effective tax rate for the three months ended March 31, 2011 is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), the effect of foreign currency translation and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three months ended March 31, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses.
In the first quarter of 2010, the Company recorded discrete tax benefit items totaling $4.0 million. Of this amount, $2.6 million related to GTL, of which the Company’s portion was $1.4 million. The GTL discrete tax item is primarily related to a return–to-provision adjustment as a result of additional depreciation from revaluation of the fixed assets at December 31, 2009. The revaluation is dependent on information provided by the DRC government that was not available at the time of the filing of the Company’s 2009 Form 10-K. The Company also recorded a discrete benefit of $0.9 million related to its prior year uncertain tax positions as a result of a change in estimate based on additional information that became available during the first quarter of 2010. Without the discrete items, the effective tax rate for the three months ended March 31, 2010 would have been 29.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland, which has a 26% statutory tax rate) and a tax holiday in Malaysia. This was partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three months ended March 31, 2010, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to utilization of foreign tax credits and U.S. losses.
The Malaysian tax holiday, which results from an investment incentive arrangement and expires on December 31, 2011, reduced income tax expense by $1.1 million and $2.0 million and increased net income per diluted share by approximately $0.04 and $0.07 in the three months ended March 31, 2011 and 2010, respectively.
Note 10 — Earnings Per Share
The following table sets forth the computation of basic and diluted income per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended
	March 31,
	2011	2010
(in thousands, except per share amounts)
Income from continuing operations attributable to OM Group, Inc. common stockholders	$30,892	$22,463

Weighted average shares outstanding — basic	30,526	30,303
Dilutive effect of stock options and restricted stock	169	148

Weighted average shares outstanding — assuming dilution	30,695	30,451

Earnings per common share:
Income from continuing operations attributable to OM Group, Inc. common stockholders — basic	$1.01	$0.74

Income from continuing operations attributable to OM Group, Inc. common stockholders — assuming dilution	$1.01	$0.74

The following table sets forth the computation of basic and diluted net income per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended
	March 31,
	2011	2010
(in thousands, except per share amounts)
Net income attributable to OM Group, Inc. common stockholders	$30,652	$22,600

Weighted average shares outstanding — basic	30,526	30,303
Dilutive effect of stock options and restricted stock	169	148

Weighted average shares outstanding — assuming dilution	30,695	30,451

Earnings per common share:
Net income attributable to OM Group, Inc. common stockholders — basic	$1.00	$0.75

Net income attributable to OM Group, Inc. common stockholders — assuming dilution	$1.00	$0.74

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
In the first quarter of 2011 and 2010, stock options to purchase 0.1 million and 0.2 million shares of common stock, respectively, were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.
Note 11 — Commitments and Contingencies
In October 2010, GTL was served in Jersey, Channel Islands, with an injunction obtained by Marange Investments (Proprietary) Limited (“Marange”), which restrains La Générale des Carrières et des Mines (“Gécamines”) (a partner in GTL) from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds, pending the resolution of proceedings brought by Marange against Gécamines in the Supreme Court of South Africa. In January 2011, Marange obtained a new order amending the injunction to include an additional claim for 5.0 million British Pounds. As a result, GTL has been enjoined from making payments to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines up to the value of 19.5 million British Pounds.
In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibits GTL from making payments to Gécamines, including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. As a result, as of March 31, 2011 and December 31, 2010, $74.8 million and $68.1 million, respectively, has been deposited with the Court. Until the appeal is resolved, additional amounts due from GTL to Gécamines, up to the amount of the Arbitration Awards, will be deposited with the Court as they become due. While there can be no assurances with respect to the final outcome of either matter, the Company believes that, based on the information currently available to it, these matters will not have a material adverse effect upon its financial condition or results of operations.
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
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At March 31, 2011 and December 31, 2010, the Company has recorded environmental liabilities of $1.4 million and $1.5 million, respectively, related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. In addition, at March 31, 2011, the Company has a $1.3 million environmental liability associated with the Joplin, Missouri site acquired in the EaglePicher Technologies acquisition. Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows. During the first quarter of 2011, the Company recorded income of $1.2 million in selling, general and administrative expenses for an insurance recovery related to environmental remediation at the Newark, New Jersey site.
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

Note 12 — Share-Based Compensation
Under the 2007 Incentive Compensation Plan (the “2007 Plan”), the Company may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards granted to employees as a component of Selling, general and administrative expenses in the amount of $2.2 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was $12.3 million of total unrecognized compensation expense related to nonvested share-based awards. That cost is expected to be recognized as follows: $4.8 million in the remaining nine months of 2011, $4.9 million in 2012, $2.5 million in 2013 and $0.1 million in 2014. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company currently are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, shares are valued at the average of the high and low price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense for common stock granted to non-employee directors as a component of Selling, general and administrative expenses in the amount of $0.1 million for the three months ended March 31, 2011 and 2010. The Company issued 1,935 and 2,124 shares to non-employee directors during the three months ended March 31, 2011 and 2010, respectively.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. The Company granted stock options to purchase 200,200 and 235,350 shares of common stock during the three months ended March 31, 2011 and 2010, respectively. In addition, during the three months ended March 31, 2011, the Company awarded stock options to purchase 5,289 shares of common stock with a vesting period of one year to its chief executive officer in connection with achievement in 2010 under the Company’s high-performance incentive plan.
The fair value of options granted during the three months ended March 31, 2011 and 2010 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2011	2010
Risk-free interest rate	2.8%	2.7%
Dividend yield	—	—
Volatility factor of Company common stock	0.56	0.58
Weighted-average expected option life (years)	6.0	6.0
Weighted-average grant-date fair value	$20.01	$17.23
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
The following table sets forth the number of shares and weighted-average grant-date fair value:

		Weighted
		Average Fair
		Value at Grant
	Shares	Date
Non-vested at January 1, 2011	397,914	$17.07
Granted during the first three months of 2011	205,489	$20.01
Vested during the first three months of 2011	(182,742)	$18.64
Forfeited during the first three months of 2011	(1,967)	$18.62

Non-vested at March 31, 2011	418,694	$18.16

Non-vested at January 1, 2010	337,812	$18.96
Granted during the first three months of 2010	235,350	$17.23
Vested during the first three months of 2010	(169,709)	$21.10
Forfeited during the first three months of 2010	(1,668)	$18.69

Non-vested at March 31, 2010	401,785	$18.60

A summary of the Company’s stock option activity for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(Aggregate intrinsic value in thousands)	Shares	Price	Term (Years)	Value
Outstanding at January 1, 2011	1,071,454	$36.27
Granted	205,489	$36.51
Exercised	(533)	$30.66
Expired unexercised	—	$—
Forfeited	(1,967)	$34.21

Outstanding at March 31, 2011	1,274,443	$36.31	6.92	$6,399
Vested or expected to vest at March 31, 2011	1,241,372	$36.31	6.87	$6,265
Exercisable at March 31, 2011	855,749	$38.33	5.79	$4,579
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
Restricted Stock — Performance-Based Awards
During the first three months of 2011 and 2010, the Company awarded 117,770 and 120,200 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2011 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA margin (defined as operating profit plus depreciation and amortization expense divided by revenue) percentage and average return on net assets, in each case over a three-year performance period ending December 31, 2013. Shares awarded during 2010 and 2009 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA margin measured against a predetermined peer group, and average return on net assets, in each case over three-year performance periods ending December 31, 2012 and 2011, respectively.

The performance period for the shares awarded during 2008 ended on December 31, 2010. Such shares were subject to vesting based upon the level of satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2010. Based upon the level of satisfaction of the performance objectives, as determined by the Compensation Committee in February 2011, 1,773 performance-based shares vested and were issued in the first quarter of 2011. Upon vesting, employees surrendered 578 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
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
A summary of the Company’s performance-based restricted stock awards for the three months ended March 31, 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2011	253,975	$32.90
Granted	117,770	$36.51
Vested	(1,773)	$58.57
Forfeited	(54,502)	$57.71

Non-vested at March 31, 2011	315,470	$29.82

Expected to vest at March 31, 2011	100,988
Restricted Stock Units — Performance-Based Awards
During the three months ended March 31, 2011 and 2010, the Company awarded 17,125 and 19,850 performance-based restricted stock units, respectively, to employees outside the U.S. that vest subject to the Company’s financial performance for three-year performance periods ending on December 31, 2013 and December 31, 2012, respectively. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2011 and 2010 performance-based restricted stock awards described above.

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
A summary of the Company’s performance-based restricted stock unit awards for the three months ended March 31, 2011 is as follows:

Units
Non-vested at January 1, 2011	38,530
Granted	17,125
Forfeited	(770)

Non-vested at March 31, 2011	54,885

Expected to vest at March 31, 2011	14,760
Restricted Stock — Time-Based Awards
During the three months ended March 31, 2011 and 2010, the Company awarded 60,825 and 62,400 shares of time-based restricted stock, respectively, that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. In addition, during the three months ended March 31, 2011, the Company awarded 2,767 shares of time-based restricted stock with a vesting period of one year to its chief executive officer in connection with achievement in 2010 under the Company’s high-performance annual incentive program. The value of the restricted stock awards, based upon the market price of an unrestricted share of the Company’s common stock at the respective dates of grant, was $2.3 million for the 2011 awards and $1.9 million for the 2010 awards. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A total of 15,575 shares of time-based restricted stock awarded during 2008 vested during the three months ended March 31, 2011. Upon vesting, employees surrendered 5,023 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
A total of 22,760 shares of time-based restricted stock awarded during 2007 vested during the three months ended March 31, 2010. Upon vesting, employees surrendered 7,923 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. In addition, 4,127 shares granted during 2009 to the Company’s chief executive officer in connection with achievement in 2008 under the Company’s high-performance annual incentive program vested during the three months ended March 31, 2010. Upon vesting, the Company’s chief executive officer surrendered 1,310 shares of common stock to the Company to pay required minimum withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.
A summary of the Company’s time-based restricted stock awards for the three months ended March 31, 2011 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2011	99,025	$32.67
Granted	63,592	$36.51
Vested	(15,575)	$58.41
Forfeited	(400)	$30.66

Nonvested at March 31, 2011	146,642	$31.61

Expected to vest at March 31, 2011	140,642

Restricted Stock Units — Time-Based Awards
During the three months ended March 31, 2011 and 2010, the Company awarded 9,095 and 10,550 time-based restricted stock units, respectively, to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock unit awards for the first three months of 2011 is as follows:

Units
Nonvested at January 1, 2011	13,850
Granted	9,095
Forfeited	(200)

Nonvested at March 31, 2011	22,745

Expected to vest at March 31, 2011	20,040
Note 13 — Reportable Segments
The Company is organized into three operating segments: Advanced Materials, Specialty Chemicals and Battery Technologies. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. General and administrative expenses not allocated to the operating segments are included in Corporate in the segment table set forth below.
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
The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery management systems, battery-related research and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missile launch vehicles, missiles, guided bombs and other weapons systems. It also provides primary (non-rechargeable) and secondary (rechargeable) batteries, battery management systems, battery chargers, and energetic devices for diverse defense applications such as unmanned vehicles, sub-munitions, mines, sonabuoys, and fuzes. In the aerospace market, Battery Technologies designs, manufactures and qualifies primary and secondary batteries for satellites, aircraft, packaging of cells and other special applications. In the medical market, Battery Technologies designs, builds and qualifies miniature batteries to power implantable medical devices.
The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 16% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55%-owned joint venture.

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
The following table reflects the results of the Company’s reportable segments:

	Three Months Ended March 31,
	2011	2010
Business Segment Information
Net Sales
Advanced Materials	$180,080	$169,964
Specialty Chemicals	120,583	115,030
Battery Technologies (a)	30,976	18,589
Intersegment items	(294)	(386)

	$331,345	$303,197

Operating profit
Advanced Materials	$32,117	$29,258
Specialty Chemicals	13,734	15,341
Battery Technologies (a)	2,122	(1,505)
Corporate	(10,213)	(11,201)

	37,760	31,893

Interest expense	(1,422)	(669)
Interest income	220	167
Foreign exchange gain (loss)	475	(3,176)
Other, net	(5)	(9)

	(732)	(3,687)

Income from continuing operations before income tax expense	$37,028	$28,206

Expenditures for property, plant & equipment
Advanced Materials	$1,019	$3,133
Specialty Chemicals	1,402	736
Battery Technologies (a)	907	712

	$3,328	$4,581

Depreciation and amortization
Advanced Materials	$5,072	$5,018
Specialty Chemicals	5,630	6,080
Battery Technologies (a)	2,485	1,598
Corporate	122	477

	$13,309	$13,173

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC which is operated and reported within the Battery Technologies segment. The results of operations of EaglePicher Technologies have been included in the results of the Company from the date of acquisition.
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
The Battery Technologies segment, which consists of the EaglePicher Technologies business acquired on January 29, 2010, provides advanced batteries, battery management systems, battery-related research and energetic devices for the defense, aerospace and medical markets. In the defense market, Battery Technologies develops battery products for missile launch vehicles, missiles, guided bombs and other weapons systems. It also provides primary (non-rechargeable) and secondary (rechargeable) batteries, battery management systems, battery chargers, and energetic devices for diverse defense applications such as unmanned vehicles, sub-munitions, mines, sonabuoys, and fuzes. In the aerospace market, Battery Technologies designs, manufactures and qualifies primary and secondary batteries for satellites, aircraft, packaging of cells and other special applications. In the medical market, Battery Technologies designs, manufactures and qualifies miniature batteries to power implantable medical devices. Battery Technologies has a 45% interest in Diehl & EaglePicher GmbH (“D&EP”), which manufactures thermal batteries for military applications and customized battery packs for the defense, electronics and communication industries. The investment in D&EP is accounted for under the equity method.
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
Executive Overview
The Company’s Advanced Materials segment achieved improved year-over-year results, driven primarily by increased demand across all end markets that resulted in increased sales and product volumes. This increase in end market demand was partially offset by the impact of a decrease in the average cobalt reference price in the first quarter of 2011 compared with the first quarter of 2010, which resulted in lower product selling prices. Specialty Chemicals also experienced increased demand in Electronic Chemicals, UPC and the coatings and additive markets in Advanced Organics. The increased demand in Specialty Chemicals was partially offset by unfavorable price/mix due primarily to increasing raw material costs. Improved operating profit in Battery Technologies was due to favorable product mix, increased volume and $1.5 million of charges in the first quarter of 2010 related to purchase price accounting for acquired inventories and deferred revenue that did not recur in the first quarter of 2011.
Consolidated Results of Operations
Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.
First Quarter of 2011 Compared With First Quarter of 2010

	Three Months Ended March 31,
(thousands of dollars & percent of net sales)	2011		2010
Net sales	$331,345		$303,197
Cost of products sold (excluding restructuring charges)	249,011		230,861
Restructuring charges	296		514

Gross profit	82,038	24.8%	71,822	23.7%
Selling, general and administrative expenses	44,207	13.3%	39,843	13.1%
Restructuring charges	71		86

Operating profit	37,760	11.4%	31,893	10.5%
Other expense, net	(732)		(3,687)

Income from continuing operations before income tax expense	37,028		28,206
Income tax expense	(5,746)		(4,349)

Income from continuing operations, net of tax	31,282		23,857
Income (loss) from discontinued operations, net of tax	(240)		137

Consolidated net income	31,042		23,994
Net (income) loss attributable to the noncontrolling interest	(390)		(1,394)

Net income	$30,652		$22,600

The following table identifies, by segment, the components of change in net sales for the first quarter of 2011 compared with the first quarter of 2010:

2010 Net Sales	$303,197
Increase in 2011 from:
Advanced Materials	10,116
Specialty Chemicals	5,553
Battery Technologies	12,387
Intersegment items	92

2011 Net Sales	$331,345

Net sales increased $28.1 million, or 9%, primarily due to increased cobalt volume in Advanced Materials ($14.8 million) and increased product volume in Specialty Chemicals ($4.6 million), together with a full quarter of sales for Battery Technologies compared to two months of sales in the first quarter of 2010. Advanced Materials copper by-product sales also were higher ($8.0 million) due to the higher average copper price in the first quarter of 2011 compared with the first quarter of 2010 and increased volume. The average cobalt reference price decreased from $20.11 in the first quarter of 2010 to $18.38 in the first quarter of 2011, which resulted in lower product selling prices ($11.3 million). Advanced Materials also experienced a decrease in cobalt metal resale ($2.6 million) due to the decrease in the average cobalt reference price.
Gross profit increased to $82.0 million in the first quarter of 2011 compared with $71.8 million in the first quarter of 2010. In Advanced Materials, gross profit increased due to increased cobalt volume ($7.4 million) in the first quarter of 2011 compared to the comparable 2010 period, $5.4 million favorable manufacturing and distribution expenses and a $3.5 million increase in profit associated with copper by-product sales due to both higher price and increased volume. These improvements to gross profit in the Advanced Materials segment were partially offset by a decrease in the average cobalt reference price in the first quarter of 2011 compared with the first quarter of 2010, which resulted in lower product selling prices ($9.3 million) and higher process-based material costs ($3.1 million). In the Specialty Chemicals segment, gross profit was impacted by unfavorable price/mix ($3.2 million) partially offset by increased volume ($2.4 million) and favorable manufacturing and distribution expenses ($1.6 million). In Battery Technologies, gross profit was positively affected by purchase price adjustments that did not recur, favorable product mix and increased volume in the first quarter of 2011 compared to the first quarter of 2010.
Selling, general and administrative expenses (“SG&A”) increased to $44.2 million in the first quarter of 2011, compared with $39.8 million in the first quarter of 2010. The increase in SG&A was primarily attributable to the increase in net sales discussed above, higher employee compensation and benefit costs and increased professional service fees, all partially offset by a $1.2 million insurance recovery related to environmental remediation at the Company’s closed manufacturing site in Newark, New Jersey in the first quarter of 2011. The first quarter of 2010 included $2.2 million in transaction costs related to the acquisition of EaglePicher Technologies.
The following table identifies, by segment, the components of change in operating profit for the first quarter of 2011 compared with the first quarter of 2010:

(In thousands)
2010 Operating Profit	$31,893
Increase (decrease) in 2011 from:
Advanced Materials	2,859
Specialty Chemicals	(1,607)
Battery Technologies	3,627
Corporate	988

2011 Operating Profit	$37,760

The change in operating profit for the first quarter of 2011 as compared to the first quarter of 2010 was due to the factors discussed above.
The following table summarizes the components of Other income (expense), net:

	Three Months Ended March 31,
(In thousands)	2011	2010
Interest expense	$(1,422)	$(669)
Interest income	220	167
Foreign exchange gain (loss)	475	(3,176)
Other, net	(5)	(9)

	$(732)	$(3,687)

The foreign exchange gain in the first quarter of 2011 compared to the foreign exchange loss in the comparable 2010 period is primarily related to the revaluation of non-functional currency cash balances held at foreign sites due to changes in exchange rates (primarily the Euro). The increase in interest expense is due to the increase in the average amount outstanding under the Revolver and higher interest rates during the first quarter of 2011 compared with the first quarter of 2010. Interest expense in the first quarter of 2011 also includes increased amortization of fees associated with the Revolver the Company entered into in the first quarter of 2010.
The change in income (loss) from continuing operations before income tax expense for the first quarter of 2011 compared with the first quarter of 2010 was due to the factors discussed above, primarily the impact of the increased volume across all segments partially offset by the decrease in the cobalt reference price and increased manufacturing and SG&A costs.
The Company recorded income tax expense of $5.7 million on income from continuing operations before income tax expense of $37.0 million for the three months ended March 31, 2011, resulting in an effective income tax rate of 15.5%. In the first quarter of 2010, the effective income tax rate was 15.4% and the Company recorded discrete tax benefit items totaling $4.0 million. Of this amount, $2.6 million related to GTL, of which the Company’s portion was $1.4 million. Without the discrete items, the effective tax rate for the three months ended March 31, 2010 would have been 29.6%. The decrease in the estimated annual effective tax rate in the first quarter of 2011 compared with the first quarter of 2010 is due to a reduction in U.S. losses in the first quarter of 2011 compared with the first quarter of 2010, the inability to record tax benefits related to those losses and the impact of foreign currency exchange rate movements. The effective income tax rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), foreign currency exchange rate movements and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three months ended March 31, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses.
The change in income (loss) from discontinued operations in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.
Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net income attributable to the noncontrolling interest was $0.4 million in the first quarter of 2011 compared with $1.4 million in the first quarter of 2010. The change was primarily due to a discrete tax benefit in the first quarter of 2010 of which $1.2 million was attributable to the Company’s joint venture partners.
Income from continuing operations attributable to OM Group, Inc. was $30.9 million, or $1.01 per diluted share, in the first quarter of 2011 compared with $22.5 million, or $0.74 per diluted share, in the first quarter of 2010. Net income attributable to OM Group, Inc. was $30.7 million, or $1.00 per diluted share, in the first quarter of 2010 compared with was $22.6 million, or $0.74 per diluted share, in the first quarter of 2010. The increases were due primarily to the aforementioned factors.
Segment Results and Corporate Expenses
Advanced Materials

	Three Months Ended March 31,
(millions of dollars)	2011	2010
Net sales	$180.1	$170.0

Operating profit	$32.1	$29.3

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended March 31,
	2011	2010
Volumes (metric tons)
Product sales volume *	3,932	3,854
Other sales volume (cobalt metal resale and by-product sales)	3,984	3,127
Cobalt refining volume	2,709	2,294

*	Excludes cobalt metal resale and by-product sales.
The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Battery Materials	39%	42%
Chemical	13%	13%
Powder Metallurgy	13%	12%
Ceramics	5%	5%
Other*	30%	28%

*	Other includes cobalt metal resale and copper by-product sales.
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Americas	16%	14%
Asia	42%	49%
Europe	42%	37%
The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2011	2010
First Quarter	$18.38	$20.11
Second Quarter	n/a	$19.36
Third Quarter	n/a	$18.10
Fourth Quarter	n/a	$17.41
Full Year	n/a	$18.74
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2011	2010
First Quarter	$4.37	$3.29
Second Quarter	n/a	$3.18
Third Quarter	n/a	$3.28
Fourth Quarter	n/a	$3.91
Full Year	n/a	$3.42
Net Sales
The following table identifies the components of change in net sales:

Three Months Ended
(in millions)	March 31
2010 Net Sales	$170.0
Increase (decrease) in 2011 from:
Selling price/mix	(11.3)
Cobalt volume	14.8
Cobalt metal resale	(2.6)
Copper by-product (price and volume)	8.0
Other	1.2

2011 Net Sales	$180.1

The net sales increase in the first quarter of 2011 compared with the first quarter of 2010 was due primarily to increased cobalt volume and increased copper by-product sales. The increase in cobalt volume was the result of increased demand across all end markets. The increase in copper by-product sales was primarily due to the higher average copper price in 2011 compared with 2010. These increases were partially offset by the lower product selling prices resulting from the decrease in the average cobalt reference price in 2011 compared with 2010. Cobalt metal resale was also impacted by the decrease in the cobalt price.
Operating Profit
The following table identifies the components of change in operating profit:

Three
Months Ended
(in millions)	March 31
2010 Operating Profit	$29.3
Increase (decrease) in 2011 from:
Price (including cobalt metal resale)	(9.3)
Volume (including cobalt metal resale)	7.4
Copper by-product (price and volume)	3.5
Other by-product (price and volume)	0.9
Process-based material costs	(3.1)
Foreign currency	0.4
Manufacturing and distribution expenses	5.4
SG&A expenses	(2.5)
Other	0.1

2011 Operating Profit	$32.1

The increase in operating profit in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to higher cobalt volume due to increased demand in all end markets, favorable manufacturing and distribution expenses and increased copper by-product sales due to the higher average copper price and increased copper volume in the first quarter of 2011 compared with the 2010 comparable period. Favorable manufacturing and distribution expenses are due primarily to the maintenance shut-down of the GTL smelter in the first quarter of 2010. These items were partially offset by unfavorable cobalt pricing and increased process-based material costs and SG&A expenses.
Specialty Chemicals

	Three Months Ended March 31,
(millions of dollars)	2011	2010
Net sales	$120.6	$115.0

Operating profit	$13.7	$15.3

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Semiconductor	28%	25%
Coatings	17%	16%
Tire	8%	13%
Printed Circuit Boards	20%	19%
Memory Disk	12%	12%
Chemical	8%	8%
General Metal Finishing	3%	2%
Other	4%	5%
The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Americas	26%	26%
Asia	44%	46%
Europe	30%	28%
The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Volumes
Advanced Organics sales volume — metric tons	5,327	5,610
Electronic Chemicals sales volume — gallons (thousands)	2,838	2,702
Ultra Pure Chemicals sales volume — gallons (thousands)	1,640	1,284
Photomasks — number of masks	7,860	6,854
Net Sales
The following table identifies the components of change in net sales:

Three Months Ended
(in millions)	March 31
2010 Net Sales	$115.0
Increase (decrease) in 2011 from:
Volume	4.6
Selling price/mix	(0.2)
Foreign currency	0.8
Other	0.4

2011 Net Sales	$120.6

The $5.6 million increase in net sales in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased volume. The increase in volume was due to the increase in demand in Electronic Chemicals and UPC. Advanced Organics experienced decreased demand in tire, partially offset by increased demand in the coatings and additives end markets.

Operating Profit
The following table identifies the components of change in operating profit:

Three Months Ended
(in millions)	March 31
2010 Operating Profit	$15.3
Increase (decrease) in 2011 from:
Restructuring charge	0.2
Volume	2.4
Price/Mix	(3.2)
Manufacturing and distribution expenses	1.6
Selling, general and administrative expenses	(2.1)
Foreign currency	(0.3)
Other	(0.2)

2011 Operating Profit	$13.7

The $1.6 million decrease in operating profit in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to unfavorable price/mix, primarily in Electronic Chemicals and UPC, and increased SG&A expenses as a result of the increase in volume. Increased raw material costs also impacted price/mix as not all of the cost increases could be passed on to customers. These items were partially offset by the increase in sales volume that drove the increase in net sales discussed above. Favorable manufacturing and distribution expenses in the Advanced Organics business due to the restructuring were partially offset by increased manufacturing and distribution expenses in the other Specialty Chemicals businesses due to increased volume.
Battery Technologies

	Three Months Ended March 31,
(millions of dollars)	2011	2010
Net sales	$31.0	$18.6	(a)

Operating profit (loss)	$2.1	$(1.5	)(a)(b)

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

(b)	Includes purchase accounting adjustments which reduced operating profit by $1.5 million for acquired inventories and deferred revenue. These charges did not recur in 2011.
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
The following table sets forth backlog in the Battery Technologies segment as of:

	December 31,
(in millions)	March 31, 2011	2010	March 31, 2010
Defense	$82.6	$88.7	$79.8
Aerospace	42.4	40.2	43.3
Medical	8.1	6.0	6.9

	$133.1	$134.9	$130.0

At March 31, 2011, backlog of $90.5 million (or 68%) is expected to be converted into sales during the remainder of 2011. Of the remaining $42.6 million, $37.3 million (or 28%) of backlog is expected to be converted into sales during 2012, with the remaining $5.3 million (or 4%) expected to be recognized subsequent to 2012. Net backlog decreased at March 31, 2011 compared to December 31, 2010 primarily due to deliveries in excess of orders in Defense, partially offset by orders in excess of deliveries in Aerospace and Medical. The decrease in Defense backlog is partially due to the timing of deliveries under certain programs.
The following table summarizes the percentage of sales dollars by end market for the Battery Technologies segment:

	Three Months Ended March 31,
	2011	2010
Defense	58%	61%
Aerospace	38%	36%
Medical	4%	3%
Net Sales
The following table identifies the components of change in net sales:

Three Months Ended
(in millions)	March 31
2010 Net Sales	$18.6
Increase (decrease) in 2011 from:
January 2011 sales volumes	10.1
Volume	2.0
Purchase accounting in the first quarter of 2010	0.3

2011 Net Sales	$31.0

Net sales increased $12.4 million in the first quarter of 2011 compared with the first quarter of 2010. This increase is due primarily to the first quarter of 2010 including only two months of operations as the EaglePicher Technologies acquisition was completed on January 29, 2010. Improved volume across all Battery Technologies end markets in February and March 2011 compared to February and March 2010 also accounted for a portion of the increase.
Operating Profit (Loss)
The following table identifies the components of change in operating profit (loss):

Three Months Ended
(in millions)	March 31
2010 Operating Loss	$(1.5)
Increase (decrease) in 2011 from:
Volume	0.5
Price/Mix	1.1
January 2011 operating profit	0.2
Selling, general and administrative expenses	0.3
Purchase accounting in the first quarter of 2010	1.5

2011 Operating Profit	$2.1

Favorable product mix and increased volume in the first quarter of 2011 compared to the first quarter of 2010 favorably impacted operating profit. A portion of the volume increase was due to a full quarter of results in 2011. Operating loss for the first quarter of 2010 represents the results of the EaglePicher Technologies business following the acquisition on January 29, 2010 and includes $1.5 million related to purchase price accounting for acquired inventories and deferred revenue that did not recur in the first quarter of 2011.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the Advanced Materials, Specialty Chemicals and Battery Technologies segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation.
Corporate expenses were $10.2 million in the first quarter of 2011 compared with $11.2 million in the first quarter of 2010. The $1.0 million decrease is primarily due to a $1.2 million insurance recovery related to environmental remediation at the Company’s closed manufacturing site in Newark, New Jersey in the first quarter of 2011, partially offset by increased professional service fees and employee compensation expense. The first quarter of 2010 included $2.2 million in transaction costs related to the acquisition of EaglePicher Technologies.
Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2011	2010	Change
Net cash provided by (used for):
Operating activities	$13,649	$50,218	$(36,569)
Investing activities	(7,435)	(176,664)	169,229
Financing activities	(177)	140,192	(140,369)
Effect of exchange rate changes on cash	2,601	(3,394)	5,995
Discontinued operations — net cash used for operating activities	—	2	(2)

Net change in cash and cash equivalents	$8,638	$10,354	$(1,716)

The $36.6 million decrease in net cash provided by operating activities in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to a $19.6 million increase in net working capital (defined as inventory plus accounts receivable less accounts payable) in the first quarter of 2011 compared to $11.2 million decrease in the first quarter of 2010, a $12.1 million decrease in accrued employee costs primarily due to bonus payments, and a decrease in pension liabilities due to $6.3 million of contributions into the Company’s defined benefit pension plans. These items were partially offset by the increase in consolidated net income in the first quarter of 2011 compared with the first quarter of 2010.
The change in net working capital in the first quarter of 2010 was impacted by the increase in accounts payable from GTL to Gécamines. In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). GTL has been enjoined from making payments to the DRC and Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines. As a result, the accounts payable from GTL to Gécamines increased to $43.6 million at March 31, 2010 from $23.3 million at December 31, 2009. As of March 31, 2011 and December 31, 2010, $74.8 million and $68.1 million has been deposited with the Court and is recorded on the Unaudited Condensed Consolidated Balance Sheet as Restricted cash on deposit. See Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.
Net cash used for investing activities was $7.4 million in the first three months of 2011 compared with $176.7 million in the first three months of 2010. The 2010 amount included a $172.0 million cash payment for the EaglePicher Technologies acquisition.
Net cash used for financing activities was $0.2 million in the first three months of 2011 compared with net cash used for financing activities of $140.2 million in the first three months of 2010. The first three months of 2010 included net borrowings under the Company’s Revolver of $140.0 million to fund the EaglePicher Technologies acquisition.

Financial Condition
Cash and cash equivalents were $409.2 million at March 31, 2011, compared to $400.6 million at December 31, 2010. Expected uses of cash include working capital needs, planned capital expenditures and future acquisitions.
Cash balances are held in numerous locations throughout the world. As of March 31, 2011, 93% of the Company’s cash and cash equivalents were held outside the United States, primarily in Finland. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. The Company’s intent is to retain the majority of its cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., external borrowings, or both.
Debt and Other Financing Activities
The Company has a secured Revolving Credit Agreement (the “Revolver”) with availability of up to $250.0 million. The Revolver includes an “accordion” feature under which the Company may increase the Revolver’s availability by $75.0 million to a maximum of $325.0 million, subject to certain customary conditions and the agreement of current or new lenders to accept a portion of the increased commitment. To date, the Company has not sought to borrow under the accordion feature. Obligations under the Revolver are guaranteed by the Company’s present and future subsidiaries (other than immaterial subsidiaries, joint ventures and certain foreign subsidiaries) and are secured by a lien on substantially all of the personal property assets of the Company and subsidiary guarantors, except that the lien on the shares of first-tier foreign subsidiaries is limited to 65% of such shares.
The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At March 31, 2011, the Company’s interest coverage ratio was 22.67 to 1.00 and its leverage ratio was 0.67 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of March 31, 2011, the Company was in compliance with all of the covenants under the Revolver.
The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowings under the Revolver totaled $120.0 million at March 31, 2011 and December 31, 2010.
The Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”) has a € 25 million credit facility agreement (the “Credit Facility”). Under the Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Credit Facility has an indefinite term, and either party can immediately terminate the Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Credit Facility. There were no borrowings outstanding under the Credit Facility at March 31, 2011 or December 31, 2010.
The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Revolver and to OMG Kokkola under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.
Capital Expenditures
Capital expenditures in the first three months of 2011 were $3.3 million, which were related primarily to ongoing projects to expand capacity and maintain and improve throughput and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $30 to $35 million for the remainder of 2011 primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund remaining 2011 capital expenditures through cash generated from operations and cash on hand at March 31, 2011.

Contractual Obligations
Since December 31, 2010, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report (including the Notes to Unaudited Condensed Consolidated Financial Statements) contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing of this report. Significant factors affecting these expectations are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item 1A of this Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in market risk exposures from December 31, 2010 to March 31, 2011.

Item 4.	Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.
Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the first quarter of 2011 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except the addition of the following risk factor:
OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY THE RECENT NATURAL DISASTERS IN JAPAN AND DISRUPTIONS TO THE BUSINESS ENVIRONMENT IN THAT COUNTRY.
On March 11, 2011, Japan experienced an 8.9 magnitude earthquake, triggering a tsunami that lead to widespread damage and business interruption impacting transportation, energy and the distribution infrastructure in Japan. Although our office in Japan suffered only minor damage and our employees were unharmed, our customers, as well as their respective suppliers and customers, have experienced and expect to experience continued and possibly increasing disruptions to their operations. Some of our customers have announced that their production is operating at a reduced capacity, generally because of either damage to their plants, power shortages or the inability of their suppliers to deliver necessary components. We may encounter reduced demand for our products in the event customers are unable to obtain adequate supplies of other components due to the events in Japan. We cannot be certain what impact the events in Japan will have on our customers and to what extent our customers will decrease or cancel orders. As a result, our business and results of operations could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased under the
Period	Purchased (1)	per Share	Programs	Plans or Programs
January 1 - 31, 2011	—	$—	—	$—
February 1 - 28, 2011	—	—	—	—
March 1 - 31, 2011	5,601	34.47	—	—

Total January 1 - March 31, 2011	5,601	$34.47	—	$—

(1)	Consists of shares of common stock of the Company surrendered to the Company by employees to pay required taxes applicable to the vesting of restricted stock, in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company.

Item 6.	Exhibits
Exhibits are as follows:

Exhibit 31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Exhibit 101.1	Instance Document

Exhibit 101.2	Schema Document

Exhibit 101.3	Calculation Linkbase Document

Exhibit 101.4	Labels Linkbase Document

Exhibit 101.5	Presentation Linkbase Document

Exhibit 101.6	Definition Linkbase Document
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.
Dated: May 5, 2011	By:	/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)