Form 10-Q
period 2011-06-30
OM GROUP INC
filed 2011-08-04
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12515

OM GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-1736882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 Public Square
1500 Key Tower
Cleveland, Ohio	44114-1221
(Address of principal executive offices)	(Zip Code)

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

As of August 2, 2011, there were 32,316,693 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION
Item 1A.	Risk Factors	45

Item 6.	Exhibits	46
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101.1 INSTANCE DOCUMENT
	Exhibit 101.2 SCHEMA DOCUMENT
	Exhibit 101.3 CALCULATION LINKBASE DOCUMENT
	Exhibit 101.4 LABELS LINKBASE DOCUMENT
	Exhibit 101.5 PRESENTATION LINKBASE DOCUMENT
	Exhibit 101.6 DEFINITION LINKBASE DOCUMENT

	Signatures	47

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OM Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$451,712	$400,597
Restricted cash on deposit	81,105	68,096
Accounts receivable, less allowance of $4,089 in 2011 and $5,187 in 2010	180,624	155,465
Inventories	296,510	293,625
Refundable and prepaid income taxes	40,547	40,740
Other current assets	40,199	44,602

Total current assets	1,090,697	1,003,125

Property, plant and equipment, net	251,904	256,098
Goodwill	309,069	306,888
Intangible assets, net	148,957	153,390
Notes receivable from joint venture partner, less allowance of $5,200 in 2011 and 2010	13,915	13,915
Other non-current assets	41,729	39,292

Total assets	$1,856,271	$1,772,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$30,000
Accounts payable	119,752	105,900
Liability related to joint venture partner injunction	81,105	68,096
Accrued income taxes	4,815	8,321
Accrued employee costs	28,850	37,932
Deferred revenue	7,731	9,417
Other current liabilities	29,421	24,658

Total current liabilities	271,674	284,324

Long-term debt	120,000	90,000
Deferred income taxes	23,632	23,499
Uncertain tax positions	12,898	14,796
Pension liabilities	52,292	58,107
Other non-current liabilities	27,294	25,364

Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 30,752,606 shares issued in 2011 and 30,725,792 shares issued in 2010	307	307
Capital in excess of par value	582,628	578,948
Retained earnings	723,154	667,882
Treasury stock (208,157 shares in 2011 and 202,556 shares in 2010, at cost)	(7,427)	(7,234)
Accumulated other comprehensive income (loss)	8,499	(3,119)

Total OM Group, Inc. stockholders’ equity	1,307,161	1,236,784
Noncontrolling interests	41,320	39,834

Total equity	1,348,481	1,276,618

Total liabilities and equity	$1,856,271	$1,772,708

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Condensed Statements of Consolidated Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$329,522	$303,099	$660,867	$606,296
Cost of products sold	256,016	235,109	505,323	466,484

Gross profit	73,506	67,990	155,544	139,812
Selling, general and administrative expenses	45,489	37,677	89,767	77,606

Operating profit	28,017	30,313	65,777	62,206
Other income (expense):
Interest expense	(1,393)	(1,644)	(2,815)	(2,313)
Interest income	467	219	687	386
Foreign exchange loss	(636)	(4,224)	(161)	(7,400)
Other, net	(324)	(384)	(329)	(393)

	(1,886)	(6,033)	(2,618)	(9,720)

Income from continuing operations before income tax expense	26,131	24,280	63,159	52,486
Income tax expense	(330)	(18,283)	(6,076)	(22,632)

Income from continuing operations, net of tax	25,801	5,997	57,083	29,854
Loss from discontinued operations, net of tax	(89)	(518)	(329)	(381)

Consolidated net income	25,712	5,479	56,754	29,473
Net (income) loss attributable to the noncontrolling interest	(1,092)	7,310	(1,482)	5,916

Net income attributable to OM Group, Inc.	$24,620	$12,789	$55,272	$35,389

Earnings per common share - basic:
Income from continuing operations attributable to OM Group, Inc. common shareholders	$0.81	$0.44	$1.82	$1.18
Loss from discontinued operations attributable to OM Group, Inc. common shareholders	—	(0.02)	(0.01)	(0.02)

Net income attributable to OM Group, Inc. common shareholders	$0.81	$0.42	$1.81	$1.16

Earnings per common share - assuming dilution:
Income from continuing operations attributable to OM Group, Inc. common shareholders	$0.80	$0.43	$1.81	$1.17
Loss from discontinued operations attributable to OM Group, Inc. common shareholders	—	(0.01)	(0.01)	(0.01)

Net income attributable to OM Group, Inc. common shareholders	$0.80	$0.42	$1.80	$1.16

Weighted average shares outstanding - basic	30,535	30,471	30,531	30,388
Weighted average shares outstanding - assuming dilution	30,721	30,591	30,708	30,522

Amounts attributable to OM Group, Inc. common shareholders:
Income from continuing operations, net of tax	$24,709	$13,307	$55,601	$35,770
Loss from discontinued operations, net of tax	(89)	(518)	(329)	(381)

Net income	$24,620	$12,789	$55,272	$35,389

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Statements of Consolidated Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Consolidated net income	$25,712	$5,479	$56,754	$29,473
Foreign currency translation adjustment	6,331	(5,381)	11,295	(7,929)
Reclassification of hedging activities into earnings, net of tax	(373)	979	(373)	1,215
Unrealized gain (loss) on cash flow hedges, net of tax	137	(3,042)	496	(4,266)
Pension liability adjustment	100	—	200	—

Net change in accumulated other comprehensive income (loss)	6,195	(7,444)	11,618	(10,980)

Comprehensive income (loss)	31,907	(1,965)	68,372	18,493
Comprehensive (income) loss attributable to noncontrolling interest	(1,093)	7,315	(1,486)	5,924

Comprehensive income attributable to OM Group, Inc.	$30,814	$5,350	$66,886	$24,417

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Condensed Statements of Consolidated Cash Flows

	Six Months Ended June 30,
(In thousands)	2011	2010
Operating activities
Consolidated net income	$56,754	$29,473
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss from discontinued operations	329	381
Depreciation and amortization	26,901	26,846
Share-based compensation expense	3,523	2,779
Foreign exchange loss	161	7,400
Restructuring charges	533	985
Other non-cash items	(2,071)	3,899
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(24,124)	(31,744)
Inventories	(2,198)	48,148
Accounts payable	13,747	3,944
Other, net	(8,933)	3,763

Net cash provided by operating activities	64,622	95,874
Investing activities
Expenditures for property, plant and equipment	(12,445)	(10,802)
Acquisitions	(4,107)	(171,979)
Other, net	—	(350)

Net cash used for investing activities	(16,552)	(183,131)
Financing activities
Payments of revolving line of credit	—	(105,000)
Proceeds from the revolving line of credit	—	245,000
Debt issuance costs	—	(2,596)
Proceeds from exercise of stock options	157	3,802
Payment related to surrendered shares	(193)	(1,209)
Other, net	—	93

Net cash provided by (used for) financing activities	(36)	140,090
Effect of exchange rate changes on cash	3,081	(6,782)

Cash and cash equivalents
Increase in cash and cash equivalents from continuing operations	51,115	46,051
Discontinued operations - net cash provided by operating activities	—	2
Balance at the beginning of the period	400,597	355,383

Balance at the end of the period	$451,712	$401,436

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Condensed Statements of Consolidated Total Equity

	Six Months Ended June 30,
(In thousands)	2011	2010
Common Stock - Shares Outstanding, net of Treasury Shares
Beginning balance	30,523	30,269
Shares issued under share-based compensation plans	21	238

	30,544	30,507

Common Stock - Dollars
Beginning balance	$307	$304
Shares issued under share-based compensation plans	—	3

	307	307

Capital in Excess of Par Value
Beginning balance	578,948	569,487
Share-based compensation	3,523	2,779
Excess tax benefit from exercise/vesting of share awards	—	93
Shares issued under share-based compensation plans	157	3,799

	582,628	576,158

Retained Earnings
Beginning balance	667,882	584,508
Net income attributable to OM Group, Inc.	55,272	35,389

	723,154	619,897

Treasury Stock
Beginning balance	(7,234)	(6,025)
Reacquired shares	(193)	(1,209)

	(7,427)	(7,234)

Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,119)	(16,969)
Foreign currency translation adjustment	11,295	(7,929)
Pension liability adjustment	200	—
Reclassification of hedging activities into earnings, net of tax expense (benefit) of $131 and ($427) in 2011 and 2010, respectively	(373)	1,215
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $131 and $(1,398) in 2011 and 2010, respectively	496	(4,266)

	8,499	(27,949)

Total OM Group Inc. stockholders’ equity	1,307,161	1,161,179

Noncontrolling interest
Beginning balance	39,834	44,827
Net income (loss) attributable to the noncontrolling interest	1,482	(5,916)
Foreign currency translation	4	(8)

	41,320	38,903

Total equity	$1,348,481	$1,200,082

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2011 and the results of its income, comprehensive income (loss), cash flows and changes in total equity for the three and six months ended June 30, 2011 and 2010 have been included. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 – Recently Issued Accounting Guidance

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

Note 3 – Restructuring

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

Set forth below is a detail of restructuring charges recognized:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Restructuring charges included in cost of products sold	$102	$293	$398	$807
Restructuring charges included in SG&A expenses	64	92	135	178

Total restructuring charges	$166	$385	$533	$985

The Company has incurred and expects to incur the following restructuring charges (in thousands):

	Charges incurred	Charges incurred	Charges incurred	Charges incurred
			Charges incurred	Additional
	Total charges	Total charges	in the six	charges
	expected to	incurred through	months ended	expected to
	be incurred	December 31, 2010	June 30, 2011	be incurred
Cash charges
Workforce reductions	$6,394	$6,225	$128	$41
Decommissioning, demolition, lease termination and other charges	1,744	1,238	405	101

	8,138	7,463	533	142
Non-cash charges
Fixed asset impairment	5,536	5,536	—	—
Inventory impairment/other charges	1,809	1,809	—	—

	7,345	7,345	—	—

Total charges	$15,483	$14,808	$533	$142

Decommissioning and demolition of the Manchester, England facility began in 2010 and was completed during the first half of 2011. Cash charges were for severance, decommissioning and demolition costs, lease termination costs and other exit costs. The Company expects to continue to incur costs related to the restructuring through December 31, 2011. Such costs will be expensed as incurred. See Note 14 Subsequent Events for discussion of the sale of land at the former Manchester, England manufacturing facility in the third quarter of 2011.

The following table presents the activity and accrued liability balance related to the restructuring program (in thousands):

	Other charge	Other charge	Other charge
	Workforce reductions	Other charges	Total
Balance at December 31, 2010	$401	$6	$407
Charges	128	405	533
Foreign currency translation adjustment	11	—	11
Cash payments	(540)	(390)	(930)

Balance at June 30, 2011	$—	$21	$21

The restructuring accrual represents future cash payments and is recorded on the Unaudited Condensed Consolidated Balance Sheets in Other current liabilities.

Note 4 – Inventories

Inventories consist of the following (in thousands):

	December 31	December 31
	June 30,	December 31,
	2011	2010
Raw materials and supplies	$145,076	$134,655
Work-in-process	45,221	41,909
Finished goods	106,213	117,061

	$296,510	$293,625

Note 5 - Debt

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

The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At June 30, 2011, the Company’s interest coverage ratio was 23.27 to 1.00 and its leverage ratio was .68 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of June 30, 2011, the Company was in compliance with all of the covenants under the Revolver.

The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowings under the Revolver totaled $120.0 million at June 30, 2011 and December 31, 2010. At June 30, 2011, the weighted average interest rate for the outstanding borrowings under the Revolver was 2.71%, and the weighted average interest rate for the outstanding borrowings under the Revolver together with the related interest rate swap agreements was 2.99%. See Note 7 for further discussion of the interest rate swap agreements.

The Company incurred fees and expenses of $2.6 million related to the Revolver. These fees and expenses were deferred and are being amortized to interest expense over the three-year term of the Revolver. On August 2, 2011, in connection with the acquisition of VAC Holding GmbH (“VAC”), the Company terminated this Revolver and entered into a new long-term financing agreement. See Note 14 for complete information.

The Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”), has a €25 million credit facility agreement (the “Kokkola Credit Facility”). Under the Kokkola Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to six months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Kokkola Credit Facility has an indefinite term, and either party can immediately terminate the Kokkola Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Kokkola Credit Facility. There were no borrowings outstanding under the Kokkola Credit Facility at June 30, 2011 or December 31, 2010. On August 2, 2011, in connection with the acquisition of VAC Holding GmbH (“VAC”), the Company terminated the Kokkola Credit Facility. See Note 14 for complete information.

Note 6 – Pension Plans

At June 30, 2011 and December 31, 2010, the Company had pension liabilities of $53.0 million and $58.8 million, respectively, the majority of which were assumed in the EaglePicher Technologies acquisition. The EaglePicher Technologies pension plans consist of four non-contributory defined benefit pension plans. The Technologies Salaried Plan is a defined benefit, cash balance plan that covers EaglePicher Technologies salaried employees hired prior to January 1, 2007. The Technologies Hourly Plan is a defined benefit plan that covers EaglePicher Technologies non-union hourly employees hired prior to January 1, 2007 and union hourly employees hired prior to May 3, 2008. The Company also assumed two frozen defined benefit pension plans. Pension benefits are paid to plan participants directly from pension plan assets.

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

Set forth below is a detail of the net periodic expense for the U.S. pension defined benefit plans (in thousands):

	$2,697	$2,697	$2,697	$2,697
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest cost	$2,697	$2,814	$5,396	$4,801
Service cost	267	261	535	436
Amortization of unrecognized net loss	97	84	195	168
Expected return on plan assets	(2,575)	(2,573)	(5,148)	(4,361)

Total expense	$486	$586	$978	$1,044

Note 7 – Derivative Instruments

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

Cash Flow Hedges

From time to time, the Company enters into copper forward sales contracts that are designated as cash flow hedges. The Company had no copper forward sales contracts designated as cash flow hedges at June 30, 2011 or December 31, 2010. No hedge ineffectiveness was recorded in income in the first six months of 2011 or 2010 for these hedges.

Fair Value Hedges

From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. The Company had no fair value hedges during the first six months of 2011 or the year ended December 31, 2010.

Foreign Currency Exchange Rate Risk

The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. From time to time, the Company enters into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had no Euro forward contracts at June 30, 2011 or December 31, 2010.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital, acquisition and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are predominately based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $30.0 million and $60.0 million at June 30, 2011 and December 31, 2010, respectively. The outstanding contracts as of June 30, 2011 had maturities ranging up to 11 months. As of June 30, 2011, AOCI(L) included a cumulative loss of $0.3 million related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months. No hedge ineffectiveness was recorded in income in the six months ended June 30, 2011 or June 30, 2010 for these hedges.

The following table summarizes the fair value of derivative instruments recorded in the Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Derivatives Designated as Hedging Instruments
	Derivative Assets
	June 30, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current assets	$—	Other current assets	$—

Total		$—		$—

	Derivative Liabilities
	June 30, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other current liabilities	(271)	Other current liabilities	(393)

Total		$(271)		$(393)

	Derivatives Not Designated as Hedging Instruments
	Derivative Liabilities
	June 30, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current liabilities	$—	Other current liabilities	$(378)

Total		$—		$(378)

The following table summarizes the effect of derivative instruments:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Three Months Ended		Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Euro forward contracts	$—	$(2,756)	$—	$(3,926)
Commodity contracts	96	—	373	(54)
Interest rate swap agreements	41	(286)	123	(286)

Total	$137	$(3,042)	$496	$(4,266)

	Location of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Three Months Ended		Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Six Months Ended
		June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Euro forward contracts	Cost of products sold	$—	$(979)	$—	$(994)
Commodity contracts	Net sales	(373)	—	(373)	(221)

Total		$(373)	$(979)	$(373)	$(1,215)

Derivatives Not Designated as Hedging Instruments
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30,
		2011	2010	2011	2010
Commodity contracts	Net sales	$—	$—	$(407)	$—

Total		$—	$—	$(407)	$—

Note 8 – Fair Value Disclosures

The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis (in thousands):

	June 30, 2011	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap agreements	$271	$—	$271	$—

Total	$271	$—	$271	$—

The Company uses significant other observable inputs to value interest rate swap agreements; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on interest rates. There were no transfers into or out of Levels 1, 2 or 3 in the second quarter of 2011.

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

Note 9 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company’s major tax jurisdictions include the U.S. and Finland. The Internal Revenue Service is currently examining the Company’s 2007 U.S. federal income tax return. This examination is expected to be completed in 2011. Finnish tax authorities are currently examining the Company’s Finnish tax returns for the years 2007 -2010. This examination is expected to be completed in 2012.

During 2008 and 2009, the Company recorded tax benefits related to its election to take foreign tax credits on prior year U.S. tax returns. The Company has a receivable of $38.2 million and $37.9 million at June 30, 2011 and December 31, 2010, respectively, (included in Refundable and prepaid income taxes on the Unaudited Condensed Consolidated Balance Sheets) related to amending its U.S. tax returns. The Company expects to receive this refund in the second half of 2011.

The Company’s interim income tax provisions are based on the application of an estimated annual effective income tax rate applied to year-to-date income from continuing operations before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of the Company’s projected annual earnings (including specific subsidiaries projected to have pretax income and pretax losses), taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The Company evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted earnings by tax jurisdiction, including the impact of foreign currency exchange rate movements. The estimated annual effective income tax rate may be significantly impacted by foreign currency exchange rate movements and changes to the mix of forecasted earnings by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recorded in the period such estimates are revised. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.

Income from continuing operations before income tax expense consists of the following (in thousands):

	$(3,530	$(3,530	$(3,530	$(3,530
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$(3,530)	$(2,486)	$(5,414)	$(10,159)
Outside the United States	29,661	26,766	68,573	62,645

	$26,131	$24,280	$63,159	$52,486

The Company’s effective income tax rates are as follows:

	75.3	75.3	75.3	75.3
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effective income tax rate	1.3%	75.3%	9.6%	43.1%

The effective income tax rate for the three and six months ended June 30, 2011 includes a $2.0 million discrete tax benefit due to the reversal of an uncertain tax position. Without the discrete item, the effective income tax rate for the three and six months ended June 30, 2011 would have been 9.0% and 12.8%, respectively. In the three and six months ended June 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses.

The effective income tax rates for the three and six months ended June 30, 2010 are affected by significant discrete items. In the three and six months ended June 30, 2010, the Company recorded discrete tax expense items totaling $10.4 million and $6.4 million, respectively (after a $4.0 million discrete tax benefit recorded in the first quarter of 2010). For these periods, the Company recorded discrete tax expense related to the GTL joint venture of $11.4 million and $8.8 million, respectively, of which the Company’s share is 55% ($6.3 million and $4.9 million, respectively). See discussion of GTL tax items below. The Company also recorded a discrete benefit of $1.0 million related to its prior year uncertain tax positions as a result of a change in estimate based on additional information that became available during the first six months of 2010. The three and six months ended June 30, 2010 also include a discrete benefit of $0.7 million related to a change in the Taiwanese legislative tax rate enacted during the second quarter 2010. Excluding discrete items, the Company recorded tax expense of $7.9 million on pretax income of $24.3 million for the three months ended June 30, 2010. For the six months ended June 30, 2010, excluding discrete items, the Company recorded tax expense of $16.2 million on pretax income of $52.5 million. Without the discrete items, the effective income tax rate for the three and six months ended June 30, 2010 would have been 32.5% and 30.9%, respectively. In the three months and six months ended June 30, 2010, there was no U.S. tax expense related to the planned repatriation of foreign earnings during 2010 due to the ability to utilize foreign tax credits and current year U.S. losses.

The effective income tax rate for the three and six months ended June 30, 2011 and 2010 is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure, the effect of foreign currency translation and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The decrease in the effective income tax rate in the 2011 periods compared with the 2010 periods is primarily due to the impact of foreign currency exchange rate movements and the benefits of tax efficient financing. In the second quarter and first six months of 2011, the weakening U.S. dollar against the Euro resulted in foreign exchange losses on the statutory tax books on U.S. dollar denominated cash balances, resulting in lower accrued income tax liabilities and a lower effective income tax rate; the opposite occurred in the 2010 periods, when the U.S. dollar strengthened against the Euro.

During the three months ended June 30, 2010, $11.4 million of tax expense was recorded by GTL, primarily related to recognition of an allowance against GTL’s prepaid tax asset. In July 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of 2010 taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. In addition, during the second quarter of 2010, it was determined that GTL was no longer subject to certain import taxes that had been assessed through the first quarter of 2010. Given these changes, the Company updated its estimation of the realizability of GTL’s prepaid tax asset in the DRC and recorded an allowance of $11.5 million against the prepaid tax asset in the second quarter of 2010. A key factor in the Company’s analysis for realization of the prepaid tax asset includes the contractual term of the current smelter feed supply agreement. Additional feed options exist that could potentially extend the recoverability period of the prepaid tax asset. The Company will re-evaluate the allowance quarterly for changes in estimates, including changes in feed supply arrangements, which would indicate a change in the realizability of the prepaid tax asset. The Company’s 55% share of the charge reduced net income per diluted share by $0.21 in the three and six months ended June 30, 2010. In addition, during the six months ended June 30, 2010, GTL recorded a $2.6 million tax benefit primarily related to a return–to-provision adjustment related to the DRC tax return as a result of additional depreciation from revaluation of the tax basis of fixed assets at December 31, 2009. The revaluation was dependent on information provided by the DRC government that was not available at the time of the filing of the Company’s 2009 Form 10-K.

The Malaysian tax holiday, which results from an investment incentive arrangement, expires on December 31, 2011. The tax holiday reduced income tax expense by $0.7 million and $1.9 million and increased net income per diluted share by approximately $0.02 and $0.06 in the three and six months ended June 30, 2011, respectively. The tax holiday reduced income tax expense by $0.9 million and $3.0 million and increased net income per diluted share by approximately $0.03 and $0.10 in the three and six months ended June 30, 2010, respectively.

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share from continuing operations attributable to OM Group, Inc. common stockholders (in thousands, except per share amounts):

	$24,70	$24,70	$24,70	$24,70
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from continuing operations attributable to OM Group, Inc. common stockholders	$24,709	$13,307	$55,601	$35,770

Weighted average shares outstanding - basic	30,535	30,471	30,531	30,388
Dilutive effect of stock options and restricted stock	186	120	177	134

Weighted average shares outstanding — assuming dilution	30,721	30,591	30,708	30,522

Earnings per common share:
Income from continuing operations attributable to OM Group, Inc. common stockholders - basic	$0.81	$0.44	$1.82	$1.18

Income from continuing operations attributable to OM Group, Inc. common stockholders - assuming dilution	$0.80	$0.43	$1.81	$1.17

The following table sets forth the computation of basic and diluted net income per common share attributable to OM Group, Inc. common stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to OM Group, Inc. common stockholders	$24,620	$12,789	$55,272	$35,389

Weighted average shares outstanding - basic	30,535	30,471	30,531	30,388
Dilutive effect of stock options and restricted stock	186	120	177	134

Weighted average shares outstanding — assuming dilution	30,721	30,591	30,708	30,522

Earnings per common share:
Net income attributable to OM Group, Inc. common stockholders — basic	$0.81	$0.42	$1.81	$1.16

Net income attributable to OM Group, Inc. common stockholders — assuming dilution	$0.80	$0.42	$1.80	$1.16

The Company uses the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires the Company to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. The treasury stock method assumes that the Company uses the proceeds from the exercise of awards to repurchase common stock at the average market price during the period.

The following table sets forth the non-vested share-based compensation awards that could potentially dilute earnings per share in the future which were not included in the fully diluted computation (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010
121	198	112	179

Note 11 – Commitments and Contingencies

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

In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibits GTL from making payments to Gécamines, including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. As a result, as of June 30, 2011 and December 31, 2010, $81.1 million and $68.1 million, respectively, have been deposited with the Court. In July

2011, the Jersey Court of Appeal (“Court of Appeal”) released its Judgment in favor of FG Hemisphere. GTL is considering an appeal of the decision of the Court of Appeal to the Judicial Committee of the Privy Council. In separate proceedings, Gécamines has raised two additional challenges to the claims of FG Hemisphere: the calculation of interest on the Arbitration Awards and whether or not Gécamines is an organ of the DRC following a restructuring of that company in December 2010. Until the appeal is resolved, and all other matters related to the Arbitration Awards are resolved, additional amounts due from GTL to Gécamines, up to the amount of the Arbitration Awards, will be deposited with the Court as they become due. While there can be no assurances with respect to the final outcome of either matter, the Company believes that, based on the information currently available to it, these matters will not have a material adverse effect upon its financial condition or results of operations.

The Company has potential contingent liabilities with respect to environmental matters related to its former Precious Metals Group (“PMG”) operations in Brazil. The Company has been informed by the purchaser of the PMG operations of environmental issues at three locations in Brazil. Environmental-cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. The Company has reviewed the information made available to it on these environmental conditions and is awaiting additional information. The Company cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs until more detailed information is received.

The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. The Company has recorded environmental liabilities related to remediation and decommissioning at the Company’s closed manufacturing sites in Newark, New Jersey and Vasset, France. In addition, the Company has an environmental liability associated with the Joplin, Missouri site acquired in the EaglePicher Technologies acquisition.

Environmental liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Newark, New Jersey and Vasset, France	$1,363	$1,492
Joplin, Missouri	1,293	1,319

	$2,656	$2,811

Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows. During the first six months of 2011, the Company recorded income of $1.2 million in selling, general and administrative expenses for an insurance recovery related to environmental remediation at the Newark, New Jersey site.

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

Note 12 - Share-Based Compensation

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

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, shares are valued at the average of the high and low price of the Company’s common stock on the NYSE on the last trading day of the quarter. The Unaudited Condensed Statements of Consolidated Income include share-based compensation expense for common stock granted to non-employee directors as a component of Selling, general and administrative expenses.

Set forth below is the detail of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses (in thousands, except share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options and restricted stock awards	$1,363	$1,105	$3,368	$2,779
Restricted stock unit awards	148	(41)	330	112

	$1,511	$1,064	$3,698	$2,891

Number of shares issued to non-employee directors	2,050	1,956	3,985	4,080

Compensation expense for nonvested share-based awards is expected to be recognized as follows (in thousands):

Remaining six months of 2011	$3,099
2012	4,586
2013	2,362
2014	132

$10,179

Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

Stock Options

Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During the six months ended June 30, 2011, the Company awarded stock options with a vesting period of one year to its chief executive officer in connection with achievement of financial performance criteria in 2010 under the Company’s high-performance incentive plan.

A summary of the stock options granted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Three year vesting	—	2,700	200,200	238,050
One year vesting	—	—	5,289	—

	—	2,700	205,489	238,050

The fair value of options granted during the six months ended June 30, 2011 and 2010 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

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

The following table sets forth the number of shares and weighted-average grant-date fair value:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2011	397,914	$17.07
Granted during the first six months of 2011	205,489	$20.01
Vested during the first six months of 2011	(183,642)	$18.63
Forfeited during the first six months of 2011	(3,284)	$17.30

Non-vested at June 30, 2011	416,477	$18.17

Non-vested at January 1, 2010	337,812	$18.96
Granted during the first six months of 2010	238,050	$17.23
Vested during the first six months of 2010	(169,709)	$21.10
Forfeited during the first six months of 2010	(7,869)	$17.34

Non-vested at June 30, 2010	398,284	$17.04

A summary of the Company’s stock option activity for the six months ended June 30, 2011 is as follows (aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,071,454	$36.27
Granted	205,489	$36.51
Exercised	(5,481)	$28.64
Expired unexercised	(1,500)	$53.63
Forfeited	(3,284)	$31.45

Outstanding at June 30, 2011	1,266,678	$36.33	6.66	$10,178
Vested or expected to vest at June 30, 2011	1,235,424	$36.33	6.61	$9,949
Exercisable at June 30, 2011	850,201	$38.35	5.52	$6,668

The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

Cash payments received in connection with the exercise of stock options and the intrinsic value of options exercised was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash proceeds from exercise of stock options	$141	$10	$157	$3,802

Intrinsic value of options exercised	$45	$7	$47	$2,063

Restricted Stock – Performance-Based Awards

The Company grants performance-based restricted stock awards that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2011 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA margin (defined as operating profit plus depreciation and amortization expense divided by revenue) percentage and average return on net assets, in each case over a three-year performance period ending December 31, 2013. Shares awarded during 2010 and 2009 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA margin measured against a predetermined peer group, and average return on net assets, in each case over three-year performance periods ending December 31, 2012 and 2011, respectively.

A summary of the Company’s performance-based restricted stock awards for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	253,975	$32.90
Granted	117,770	$36.51
Vested	(1,773)	$58.57
Forfeited	(54,502)	$57.71

Non-vested at June 30, 2011	315,470	$29.82

Expected to vest at June 30, 2011	93,848

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

The performance period for shares awarded during 2008 ended on December 31, 2010. Such shares were subject to vesting based upon the level of satisfaction of established performance criteria based on the Company’s consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2010. Upon vesting, employees surrendered shares of common stock to the Company to pay required minimum statutory withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.

The performance period for shares awarded during 2007 ended on December 31, 2009. Certain shares awarded during 2007 were subject to vesting based upon the level of satisfaction of established performance criteria, based on the Company’s consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2009. Upon vesting, employees surrendered shares of common stock to the Company to pay required minimum statutory withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock. Additional shares issued in 2007 did not vest as the Company did not meet an established earnings target during any one of the years in the three-year performance period ended December 31, 2009.

Based upon the level of satisfaction of the performance objectives, as determined by the Compensation Committee, the following performance-based shares vested and were issued:

	Six Months Ended June 30,
	2011	2010
Vested based on meeting performance criteria	1,773	74,676
Shares surrendered to pay withholding taxes	(578)	(26,651)

Net shares issued	1,195	48,025

Restricted Stock Units – Performance-Based Awards

The Company awards performance-based restricted stock units to employees outside the U.S. that vest subject to the Company’s financial performance for three-year performance periods. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the performance-based restricted stock awards described above.

A summary of the Company’s performance-based restricted stock unit awards for the six months ended June 30, 2011 is as follows:

Units
Non-vested at January 1, 2011	38,530
Granted	17,125
Forfeited	(2,220)

Non-vested at June 30, 2011	53,435

Expected to vest at June 30, 2011	14,661

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

Restricted Stock – Time-Based Awards

The Company awards time-based restricted stock that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. During the six months ended June 30, 2011, the Company awarded time-based restricted stock with a vesting period of one year to its chief executive officer in connection with achievement in of financial performance criteria 2010 under the Company’s high-performance annual incentive program.

A summary of the Company’s time-based restricted stock awards for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	99,025	$32.67
Granted - one year vesting	60,825	$36.51
Granted - three year vesting	2,767	$36.51
Vested	(15,575)	$58.41
Forfeited	(400)	$30.66

Nonvested at June 30, 2011	146,642	$31.61

Expected to vest at June 30, 2011	124,242

The value of the time-based restricted stock awards was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to time-based restricted stock ratably over the requisite vesting period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

Upon vesting, employees may surrender shares of common stock to the Company to pay required minimum statutory withholding taxes applicable to the vesting of time-based restricted stock. The surrendered shares are held by the Company as treasury stock.

The following time-based shares vested and were issued:

	Six Months Ended June 30,
	2011	2010
Vested - 3 year vesting period	15,575	22,760
Vested - 1 year vesting period	—	4,127
Shares surrendered to pay withholding taxes	(5,023)	(9,233)

Net shares issued	10,552	17,654

Restricted Stock Units – Time-Based Awards

The Company awards time-based restricted stock units to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock unit awards for the first six months of 2011 is as follows:

Units
Nonvested at January 1, 2011	13,850
Granted	9,095
Forfeited	(800)

Nonvested at June 30, 2011	22,145

Expected to vest at June 30, 2011	20,240

The Company recognizes expense related to time-based restricted stock units ratably over the requisite vesting period based upon the number of units that are anticipated to vest. The number of units anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.

Note 13 - Reportable Segments

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

The following table reflects the results of the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Business Segment Information
Net Sales
Advanced Materials	$165,206	$150,266	$345,286	$320,230
Specialty Chemicals	128,749	124,419	249,332	239,449
Battery Technologies (a)	35,843	28,414	66,819	47,003
Intersegment items	(276)	—	(570)	(386)

	$329,522	$303,099	$660,867	$606,296

Operating profit
Advanced Materials	$16,864	$17,335	$48,981	$46,593
Specialty Chemicals	17,858	20,211	31,592	35,552
Battery Technologies (a)	6,703	411	8,825	(1,094)
Corporate	(13,408)	(7,644)	(23,621)	(18,845)

	28,017	30,313	65,777	62,206

Interest expense	(1,393)	(1,644)	(2,815)	(2,313)
Interest income	467	219	687	386
Foreign exchange gain (loss)	(636)	(4,224)	(161)	(7,400)
Other, net	(324)	(384)	(329)	(393)

	(1,886)	(6,033)	(2,618)	(9,720)

Income from continuing operations before income tax expense	$26,131	$24,280	$63,159	$52,486

Expenditures for property, plant & equipment
Advanced Materials	$4,146	$3,516	$5,165	$6,649
Specialty Chemicals	3,600	756	5,002	1,492
Battery Technologies (a)	1,371	1,949	2,278	2,661

	$9,117	$6,221	$12,445	$10,802

Depreciation and amortization
Advanced Materials	$5,151	$5,143	$10,223	$10,161
Specialty Chemicals	5,790	5,767	11,420	11,847
Battery Technologies (a)	2,503	2,563	4,988	4,161
Corporate	148	200	270	677

	$13,592	$13,673	$26,901	$26,846

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.

Note 14 – Subsequent Events

Acquisition

On August 2, 2011, the Company completed the acquisition of all of the outstanding equity interests in VAC Holding GmbH (“VAC”) for approximately $800 million plus approximately $200 million of acquired liabilities, primarily pension. VAC, which has historically prepared its financial statements in accordance with International Financial Reporting Standards (“IFRS”), had sales of €346 million (calculated under IFRS) for the year ended December 31, 2010 through its three business units: Cores and Components, Materials and Parts and Permanent Magnets. VAC is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. VAC has production facilities in Germany, Slovakia, Finland, China and Malaysia, and employs approximately 4,500 people. The acquisition of VAC expands the Company’s portfolio and provides strategic growth opportunities. In the three and six months ended June 30, 2011, the Company incurred $4.0 million in due diligence, legal and other professional fees related to the VAC acquisition.

The consideration transferred consisted of cash paid to VAC shareholders, cash to repay VAC’s indebtedness outstanding on the date of the acquisition, and the issuance of 1,307,819 shares of OM Group, Inc. common stock. In accordance with the Stock Purchase Agreement (the “SPA”), the Company withheld $86 million of the purchase price to fund potential indemnifications under the SPA for a period of two years. The Company financed the purchase with borrowings under a new long-term financing agreement, described below, along with cash on hand.

Due to the short period of time between the acquisition date and the filing date of the Second Quarter 2011 Form 10-Q, and given that the evaluations of the fair values of the assets and liabilities of VAC as of the acquisition date are not sufficiently completed, it is impracticable to disclose the allocation of the aggregate purchase price to the assets and liabilities of VAC at this time. Since the pro forma statement of earnings data is dependent on the purchase price allocation, the Company is also unable to provide pro forma information for the six months ending June 30, 2011 at this time. The Company will include these disclosures in the Unaudited Condensed Consolidated Financial Statements in the Form 10-Q for the period ending September 30, 2011.

Debt financing related to the VAC acquisition

On August 2, 2011, in connection with the acquisition of VAC, the Company terminated its existing Revolver and the Kokkola Credit Facility and entered into a new long-term financing agreement (the “Senior Secured Credit Facility”). The proceeds of the Senior Secured Credit Facility were and will be used to (i) finance a portion of the purchase price of VAC, (ii) refinance existing indebtedness of the Company under its Revolver, (iii) repay VAC’s indebtedness outstanding on the date of the acquisition, (iv) pay certain fees and expenses in connection with the VAC acquisition and (v) fund working capital and general corporate purposes.

The Senior Secured Credit Facility provides for (i) a $100 million term loan A facility (the “Term A Facility”), which was fully drawn on August 2, 2011, (ii) a $350 million term loan B facility (the “Dollar Term B Facility”), which was fully drawn on August 2, 2011, (iii) a €175 million term loan facility (the “Euro Term B Facility” and, together with the Dollar Term B Facility, the “Term B Facility” and, together with the Term A Facility, the “Term Loan Facility”), which was fully drawn on August 2, 2011, and (iv) a $200 million undrawn revolving credit facility (the “Revolving Credit Facility”), of which up to $100 million may be denominated in Euros.

The obligations of the Company under the Senior Secured Credit Facility are guaranteed by the Company and all of the Company’s U.S. subsidiaries and certain foreign subsidiaries. In addition, the obligations under the Senior Secured Credit Facility are secured by substantially all of the existing and future property and assets of its U.S. subsidiaries and certain foreign subsidiaries and certain voting capital stock of the Company’s foreign subsidiaries.

The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate or (iii) LIBOR plus 1.00%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%.

The Term A Facility and the Revolving Credit Facility mature on August 2, 2016. The Term B Facility matures on August 2, 2017. In addition, the Term A Facility and the Term B Facility (together the “Term Loan Facility”) require mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Senior Secured Credit Facility), beginning in 2013, subject to certain exceptions. In addition, subject to certain thresholds and exceptions, the Company will be required to prepay the loans outstanding under the Term Loan Facility with all of the net cash proceeds of certain asset sales and from the issuance or incurrence of additional debt of the Company.

The Senior Secured Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the Senior Secured Credit Facility contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio of the Company’s total indebtedness to the amount of the Company’s consolidated EBITDA, and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense.

Sale of land

On July 21, 2011, the Company completed the sale of land at its former Manchester, England manufacturing facility for $9.7 million. In connection with this transaction, the Company will recognize a pre-tax gain on the sale of the property of $9.7 million in the third quarter of 2011.

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

The Company is executing a strategy to grow through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results. The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value.

On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC which is operated and reported within the Battery Technologies segment. The results of operations of EaglePicher Technologies have been included in the results of the Company from the date of acquisition.

On August 2, 2011, the Company completed the acquisition of all of the outstanding equity interests in VAC Holding GmbH (“VAC”) for approximately $800 million plus approximately $200 million of acquired liabilities, primarily pension. VAC, which has historically prepared its financial statements in accordance with International Financial Reporting Standards (“IFRS”), had sales of €346 million (calculated under IFRS) for the year ended December 31, 2010 through its three business units: Cores and Components, Materials and Parts and Permanent Magnets. VAC is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. VAC has production facilities in Germany, Slovakia, Finland, China and Malaysia, and employs approximately 4,500 people. The acquisition of VAC expands the Company’s portfolio and provides strategic growth opportunities.

Segments

The Company is organized into three operating segments: Advanced Materials, Specialty Chemicals and Battery Technologies. The Advanced Materials segment consists of Inorganics, a joint venture that operates a smelter in the Democratic Republic of Congo (“DRC”) and metal resale. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks. The Battery Technologies segment is comprised of EaglePicher Technologies.

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

Executive Overview

In the Company’s Advanced Materials segment, increased demand across all end markets resulted in increased sales in the second quarter and first six months of 2011 compared with the comparable 2010 periods. This increase in product sales volume was partially offset by the impact of a decrease in the average cobalt reference price in 2011 compared with 2010, which resulted in lower product selling prices. The improvement in product sales volume was also offset by increased manufacturing and distribution costs, process-based material costs and unfavorable foreign currency exchange rates, resulting in a slight decrease in operating profit in the second quarter of 2011 compared to the comparable 2010 period. Unfavorable price/mix, primarily in Electronic Chemicals due to increasing raw material costs, resulted in reduced operating profit in Specialty Chemicals in the second quarter and first six months of of 2011 compared with the comparable 2010 periods. Improved operating profit in Battery Technologies for the second quarter and first six months of 2011 compared with the comparable 2010 periods was due to income from sales of recycled material, increased volume and purchase price accounting charges for acquired inventories and deferred revenue in 2010 that did not recur in 2011.

Consolidated Results of Operations

Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.

Second Quarter of 2011 Compared With Second Quarter of 2010

	Three Months Ended June 30,
( in thousands & percent of net sales)	2011		2010
Net sales	$329,522		$303,099
Cost of products sold	256,016		235,109

Gross profit	73,506	22.3%	67,990	22.4%
Selling, general and administrative expenses	45,489	13.8%	37,677	12.4%

Operating profit	28,017	8.5%	30,313	10.0%
Other expense, net	(1,886)		(6,033)

Income from continuing operations before income tax expense	26,131		24,280
Income tax expense	(330)		(18,283)

Income from continuing operations, net of tax	25,801		5,997
Loss from discontinued operations, net of tax	(89)		(518)

Consolidated net income	25,712		5,479
Net (income) loss attributable to the noncontrolling interest	(1,092)		7,310

Net income	$24,620		$12,789

The following table identifies, by segment, the components of change in net sales for the second quarter of 2011 compared with the second quarter of 2010 (in thousands):

2010 Net Sales	$303,099
Increase in 2011 from:
Advanced Materials	14,940
Specialty Chemicals	4,330
Battery Technologies	7,429
Intersegment items	(276)

2011 Net Sales	$329,522

Net sales increased $26.4 million, or 9%, primarily due to increased cobalt volume ($21.4 million) and increased copper by-product sales ($8.7 million) due to the higher average copper price in the second quarter of 2011 compared with the second quarter of 2010, partially offset by lower product selling prices ($14.0 million). The average cobalt reference price decreased from $19.36 in the second quarter of 2010 to $17.05 in the second quarter of 2011. Advanced Materials also experienced a decrease in cobalt metal resale

($3.1 million) due to the decrease in the average cobalt reference price. Specialty Chemicals net sales were favorably impacted by foreign currency ($5.2 million). Improved volume across all Battery Technologies end markets contributed $6.4 million.

Gross profit increased to $73.5 million in the second quarter of 2011 compared with $68.0 million in the second quarter of 2010. In Advanced Materials, gross profit increased due to increased cobalt volume ($9.2 million) in the second quarter of 2011 compared to the comparable 2010 period and a $2.4 million increase in profit associated with copper by-product sales due to both higher price and increased volume. These improvements to gross profit in the Advanced Materials segment were partially offset by higher manufacturing and distribution expenses ($3.6 million) and process-based material costs ($2.2 million). In the Specialty Chemicals segment, gross profit was impacted by unfavorable price/mix ($5.9 million) partially offset by favorable manufacturing and distribution expenses ($1.7 million) and increased volume ($1.0 million). In Battery Technologies, gross profit was positively affected by income from sales of recycled material ($2.4 million), increased volume ($1.8 million) in the second quarter of 2011 compared to the second quarter of 2010, and purchase price adjustments that did not recur.

Selling, general and administrative expenses (“SG&A”) increased to $45.5 million in the second quarter of 2011, compared with $37.7 million in the second quarter of 2010. The increase in SG&A was primarily attributable to the increase in net sales discussed above, higher employee compensation and benefit costs and $4.0 million in fees related to the VAC acquisition.

The following table identifies, by segment, the components of change in operating profit for the second quarter of 2011 compared with the second quarter of 2010 (in thousands):

2010 Operating Profit	$30,313
Increase (decrease) in 2011 from:
Advanced Materials	(471)
Specialty Chemicals	(2,353)
Battery Technologies	6,292
Corporate	(5,764)

2011 Operating Profit	$28,017

The change in operating profit for the second quarter of 2011 as compared to the second quarter of 2010 was due to the factors discussed above.

The following table summarizes the components of Other expense, net (in thousands):

	Three Months Ended June 30,
	2011	2010
Interest expense	$(1,393)	$(1,644)
Interest income	467	219
Foreign exchange loss	(636)	(4,224)
Other, net	(324)	(384)

	$(1,886)	$(6,033)

The decrease in foreign exchange loss is primarily related to movements in exchange rates (primarily the Euro) and the resulting impact on the revaluation of non-functional currency cash balances held at foreign sites.

The change in income (loss) from continuing operations before income tax expense for the second quarter of 2011 compared with the second quarter of 2010 was due to the factors discussed above.

The Company recorded income tax expense of $0.3 million on income from continuing operations before income tax expense of $26.1 million for the three months ended June 30, 2011, resulting in an effective income tax rate of 1.3%. The effective income tax rate for the three months ended June 30, 2011 includes a $2.0 million discrete tax benefit due to the reversal of an uncertain tax position. Without the discrete item, the effective income tax rate for the three months ended June 30, 2011 would have been 9.0%. The effective income tax rate for the three months ended June 30, 2011 is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure, the effect of foreign currency translation and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three months ended June 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses. The Company recorded income tax expense of $18.3 million on income from continuing operations before income tax expense of $24.3 million for the three months ended June 30, 2010, resulting in an effective income tax rate of 75.3%. The second quarter of 2010 included discrete tax expense items totaling $10.4 million. The Company recorded discrete tax expense related to the GTL joint venture of $11.4 million (of which the Company’s 55% share was $6.3 million) primarily to reserve a portion of GTL’s prepaid income tax balance. During the second quarter of 2010, the Company also recorded a discrete benefit of $0.7 million related to a change in the Taiwanese legislative tax rate enacted during the second quarter 2010. Without the discrete items, the effective income tax rate for the three months ended June 30, 2010 would have been 32.5%. The decrease in the effective income tax rate in the second quarter of 2011 compared with the second quarter of 2010 is due to the impact of foreign currency exchange rate movements and the benefits of tax efficient financing. In the first quarter of 2011, the weakening U.S. dollar against the Euro resulted in foreign exchange losses on the statutory tax books on U.S. dollar denominated cash balances, resulting in lower accrued income tax liabilities and a lower effective income tax rate; the opposite occurred in the 2010 period, when the U.S. dollar strengthened against the Euro.

Loss from discontinued operations in the second quarter of 2011 was primarily due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Loss from discontinued operations in the second quarter of 2010 was primarily due to a $1.1 million increase in a tax contingency accrual partially offset by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net income attributable to the noncontrolling interest was $1.1 million in the second quarter of 2011 compared with net loss attributable to the noncontrolling interest of $7.3 million in the second quarter of 2010. The change was due to the 2010 maintenance shutdown, which resulted in higher costs ($4.8 million) and decreased deliveries in the second quarter of 2010 compared to the second quarter of 2011 due to timing of arrivals of cobalt raw material to the Kokkola refinery from the DRC smelter. In addition, the second quarter of 2010 included the discrete tax items discussed above.

Income from continuing operations attributable to OM Group, Inc. was $24.7 million, or $0.80 per diluted share, in the second quarter of 2011 compared with $13.3 million, or $0.43 per diluted share, in the second quarter of 2010. Net income attributable to OM Group, Inc. was $24.6 million, or $0.80 per diluted share, in the second quarter of 2011 compared with $12.8 million, or $0.42 per diluted share, in the second quarter of 2010. The increases were due primarily to the aforementioned factors.

First Six Months of 2011 Compared With First Six Months of 2010

	Six Months Ended June 30,
(thousands of dollars & percent of net sales)	2011		2010
Net sales	$660,867		$606,296
Cost of products sold (excluding restructuring charges)	505,323		466,484

Gross profit	155,544	23.5%	139,812	23.1%
Selling, general and administrative expenses	89,767	13.6%	77,606	12.8%

Operating profit	65,777	10.0%	62,206	10.3%
Other expense, net	(2,618)		(9,720)

Income from continuing operations before income tax expense	63,159		52,486
Income tax expense	(6,076)		(22,632)

Income from continuing operations, net of tax	57,083		29,854
Loss from discontinued operations, net of tax	(329)		(381)

Consolidated net income	56,754		29,473
Net (income) loss attributable to the noncontrolling interest	(1,482)		5,916

Net income attributable to OM Group, Inc.	$55,272		$35,389

The following table identifies, by segment, the components of change in net sales for the first six months of 2011 compared with the first six months of 2010 (in thousands):

2010 Net Sales	$606,296
Increase in 2011 from:
Advanced Materials	25,056
Specialty Chemicals	9,883
Battery Technologies	19,816
Intersegment items	(184)

2011 Net Sales	$660,867

Net sales increased $54.6 million, or 9%, primarily due to increased volume in Advanced Materials and Battery Technologies. Advanced Materials experienced increased cobalt volume ($25.9 million). Advanced Materials copper by-product sales also were higher ($16.7 million) due to the higher average copper price in the first six months of 2011 compared with the first six months of 2010 and increased volume. The average cobalt reference price decreased from $20.11 and $19.36 in the first and second quarter of 2010, respectively, to $18.38 and $17.05 in the first and second quarter of 2011, respectively, which resulted in unfavorable product selling prices ($15.4 million) in Advanced Materials. Advanced Materials was also impacted by a decrease in cobalt metal resale ($5.8 million). Favorable foreign currency ($5.7 million) and volume ($4.9 million) positively affected Specialty Chemicals in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, partially offset by unfavorable selling prices and mix ($2.1 million). A full six months of sales for Battery Technologies in the 2011 period compared to five months of sales in the 2010 period ($10.1 million) and improved volume ($8.2 million) across all Battery Technologies end markets contributed to the increase in sales.

Gross profit increased to $155.5 million in the first six months of 2011 compared with $139.8 million in the first six months of 2010. In Advanced Materials, gross profit increased due to increased cobalt volume ($12.5 million) in the first six months of 2011 compared to the comparable 2010 period and a $5.9 million increase in profit associated with copper by-product sales due to both higher price and increased volume. These improvements to gross profit in the Advanced Materials segment were partially offset by a decrease in the average cobalt reference price in the first six months of 2011 compared with the first six months of 2010, which resulted in lower product selling prices ($8.7 million), higher process-based material costs ($4.5 million) and unfavorable foreign currency. In the Specialty Chemicals segment, gross profit was impacted by unfavorable price/mix ($8.7 million) partially offset by favorable manufacturing and distribution expenses ($4.2 million) and increased volume ($3.1 million). In Battery Technologies, gross profit was positively affected by purchase price adjustments that did not recur ($3.1 million), income from sales of recycled material ($2.7 million) and increased volume ($2.2 million) in the first six months of 2011 compared to the first six months of 2010.

SG&A increased to $89.8 million in the first six months of 2011, compared with $77.6 million in the first six months of 2010. The $12.2 million increase was primarily due to the increase in net sales discussed above, higher employee compensation and benefit costs and $4.0 million in fees related to the VAC acquisition, partially offset by a $1.2 million insurance recovery related to environmental remediation at the Company’s closed manufacturing site in Newark, New Jersey. The first six months of 2010 included $2.2 million in fees related to the acquisition of EaglePicher Technologies.

The following table identifies, by segment, the components of change in operating profit for the first six months of 2011 compared with the first six months of 2010 (in thousands):

2010 Operating Profit	$62,206
Increase (decrease) in 2011 from:
Advanced Materials	2,388
Specialty Chemicals	(3,960)
Battery Technologies	9,919
Corporate	(4,776)

2011 Operating Profit	$65,777

The change in operating profit for the first six months of 2011 as compared to the first six months of 2010 was due to the factors discussed above.

The following table summarizes the components of Other expense, net (in thousands):

	Six Months Ended June 30,
(In thousands)	2011	2010
Interest expense	$(2,815)	$(2,313)
Interest income	687	386
Foreign exchange loss	(161)	(7,400)
Other expense, net	(329)	(393)

	$(2,618)	$(9,720)

The decrease in foreign exchange loss is primarily related to movements in exchange rates (primarily the Euro) and the resulting impact on revaluation of non-functional currency cash balances held at foreign sites.

The change in income from continuing operations before income tax expense for the first six months of 2011 compared with the first six months of 2010 was due to the factors discussed above.

The Company recorded income tax expense of $6.1 million on income from continuing operations before income tax expense of $63.2 million for the six months ended June 30, 2011, resulting in an effective income tax rate of 9.6%. The effective income tax rate for the six months ended June 30, 2011 includes a $2.0 million discrete tax benefit due to the reversal of an uncertain tax position. Without the discrete item, the effective income tax rate for the six months ended June 30, 2011 would have been 12.8%. The effective income tax rate for the six months ended June 30, 2011 is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure, the effect of foreign currency translation and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the six months ended June 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses. The Company recorded income tax expense of $22.6 million on income from continuing operations before income tax expense of $52.5 million for the six months ended June 30, 2010, resulting in an effective income tax rate of 43.1%. The first six months of 2010 included discrete tax expense items totaling $6.4 million. The Company recorded discrete tax expense related to the GTL joint venture of $8.8 million, of which the Company’s portion was $4.9 million. The GTL discrete tax item is primarily related to an allowance related to the GTL prepaid tax asset and a return-to-provision adjustment made in the first quarter of 2010. The Company also recorded a discrete benefit of $1.0 million related to its prior year uncertain tax positions as a result of a change in estimate based on additional information that became available during the first six months of 2010 and a discrete tax benefit of $0.7 million related to a change in the Taiwanese legislative tax rate. Without discrete items, the effective income tax rate for the six months ended June 30, 2010 would have been 30.9%. The decrease in the effective income tax rate in the six months ended June 30, 2011 compared with the six months ended June 30, 2010 is due to the impact of foreign currency exchange rate movements and the benefits of tax efficient financing. In the first six months of 2011, the weakening U.S. dollar against the Euro resulted in foreign exchange losses on the statutory tax books on U.S. dollar denominated cash balances, resulting in lower accrued income tax liabilities and a lower effective income tax rate; the opposite occurred in the 2010 period, when the U.S. dollar strengthened against the Euro.

Loss from discontinued operations in the first six months of 2011 was primarily due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Loss from discontinued operations in the first six months of 2010 was primarily due to a $1.2 million increase in a tax contingency accrual partially offset by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net income attributable to the noncontrolling interest was $1.5 million in first six months of 2011 compared with net loss attributable to the noncontrolling interest of $5.9 million in the first six months of 2010. The change was due to increased costs associated with the maintenance shutdown of the GTL smelter ($6.0 million) and decreased deliveries due to timing of arrivals of cobalt raw material to the Kokkola refinery from the DRC smelter in the first six months of 2010 compared to the first six months of 2011. In addition, the first six months of 2010 included the discrete tax items discussed above.

Income from continuing operations attributable to OM Group, Inc. was $55.6 million, or $1.81 per diluted share, in the first six months of 2011 compared with $35.8 million, or $1.17 per diluted share, in the first six months of 2010. The increase was due primarily to the aforementioned factors.

Net income attributable to OM Group, Inc. was income of $55.3 million, or $1.80 per diluted share, in the first six months of 2011 compared with a loss of $35.4 million, or $1.16 per diluted share, in the first six months of 2010. The increase was due primarily to the aforementioned factors.

Segment Results and Corporate Expenses

Advanced Materials

	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2011	2010	2011	2010
Net sales	$165.2	$150.3	$345.3	$320.2

Operating profit	$16.9	$17.3	$49.0	$46.6

The following table reflects the volumes in the Advanced Materials segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volumes (metric tons)
Product sales volume *	3,887	3,252	7,819	7,106
Other sales volume (cobalt metal resale and by-product sales)	3,693	2,758	7,677	5,885
Cobalt refining volume	2,229	1,979	4,938	4,273

*	Excludes cobalt metal resale and by-product sales.

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Battery Materials	39%	40%	39%	41%
Chemical	13%	14%	13%	13%
Powder Metallurgy	14%	14%	13%	13%
Ceramics	6%	5%	5%	5%
Other*	28%	27%	30%	28%

*	Other includes cobalt metal resale and copper by-product sales.

The following table summarizes the percentage of sales dollars by region for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas	14%	13%	15%	14%
Asia	44%	45%	43%	47%
Europe	42%	42%	42%	39%

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2011	2010
First Quarter	$18.38	$20.11
Second Quarter	$17.05	$19.36
Third Quarter	n/a	$18.10
Fourth Quarter	n/a	$17.41
Full Year	n/a	$18.74

The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2011	2010
First Quarter	$4.37	$3.29
Second Quarter	$4.14	$3.18
Third Quarter	n/a	$3.28
Fourth Quarter	n/a	$3.91
Full Year	n/a	$3.42

Net Sales

The following table identifies the components of change in net sales:

	Three Months Ended	Six Months Ended
(in millions)	June 30	June 30
2010 Net Sales	$150.3	$320.2
Increase (decrease) in 2011 from:
Selling price/mix	(14.0)	(15.4)
Cobalt volume	21.4	25.9
Cobalt metal resale	(3.1)	(5.8)
Copper by-product (price and volume)	8.7	16.7
Foreign currency	(0.5)	(1.1)
Other	2.4	4.8

2011 Net Sales	$165.2	$345.3

The net sales increases in the second quarter and the first six months of 2011 were due primarily to increased cobalt volume and increased copper by-product sales. The increase in cobalt volume was the result of increased demand across all end markets. The increase in copper by-product sales was primarily due to the higher average copper price in 2011 compared with 2010 and increased volume. These increases were partially offset by the lower product selling prices resulting from the decrease in the average cobalt reference price in 2011 compared with 2010. The decrease in cobalt metal resale was primarily due to decreased volume. In addition, cobalt metal resale in the first six months of 2011 compared to the first six months of 2010 was also impacted by the decrease in the average cobalt reference price.

Operating Profit

The following table identifies the components of change in operating profit:

	Three Months Ended June 30	Six Months Ended June 30
(in millions)
2010 Operating Profit	$17.3	$46.6
Increase (decrease) in 2011 from:
Price (including cobalt metal resale)	—	(8.7)
Volume (including cobalt metal resale)	9.2	12.5
Copper by-product (price and volume)	2.4	5.9
Process-based material costs	(2.2)	(4.5)
Foreign currency	(3.0)	(4.9)
Manufacturing and distribution expenses	(3.6)	2.1
SG&A expenses	(1.3)	(3.9)
Other	(1.9)	3.9

2011 Operating Profit	$16.9	$49.0

The decrease in operating profit in the second quarter of 2011 compared with the second quarter of 2010 was primarily due to unfavorable manufacturing and distribution expenses, an unfavorable currency impact and higher process-based material costs. The increase in manufacturing and distribution expenses was primarily due to increased shipments at GTL in the 2011 period. These items were partially offset by higher cobalt volume due to increased demand in all end markets and increased copper by-product volume and the higher average copper price.

The increase in operating profit in the first six months of 2011 compared with the first six months of 2010 was primarily due to higher cobalt volume due to increased demand in all end markets, increased copper by-product sales due to the higher average copper price and increased copper volume in the first six months of 2011 compared with the 2010 comparable period and favorable manufacturing and distribution expenses. Favorable manufacturing and distribution expenses are due primarily to expenses related to the maintenance shut-down of the GTL smelter in the first six months of 2010, partially offset by increased distribution expenses due to increased shipments at GTL in the first six months of 2011compared to the comparable 2010 period. These items were partially offset by unfavorable cobalt pricing, an unfavorable currency impact and increased process-based material costs and SG&A expenses.

Specialty Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions of dollars)
Net sales	$128.7	$124.4	$249.3	$239.4

Operating profit	$17.9	$20.2	$31.6	$35.6

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	2010	2010	2010	2010
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Semiconductor	28%	26%	27%	26%
Coatings	19%	16%	18%	16%
Tire	9%	10%	9%	11%
Printed Circuit Boards	20%	19%	21%	19%
Memory Disk	10%	11%	11%	12%
Chemical	7%	9%	7%	9%
General Metal Finishing	3%	2%	3%	2%
Other	4%	7%	4%	5%

The following table summarizes the percentage of sales dollars by region for the periods indicated:

	2010	2010	2010	2010
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas	25%	27%	25%	26%
Asia	44%	46%	44%	47%
Europe	31%	27%	31%	27%

The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	2010	2010	2010	2010
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volumes
Advanced Organics sales volume - metric tons	5,970	6,520	11,297	12,130
Electronic Chemicals sales volume - gallons (thousands)	2,778	2,912	5,619	5,614
Ultra Pure Chemicals sales volume - gallons (thousands)	1,727	1,541	3,342	2,825
Photomasks - number of masks	9,889	7,596	17,749	14,450

Net Sales

The following table identifies the components of change in net sales:

(in millions)	Three Months Ended June 30	Six Months Ended June 30
2010 Net Sales	$124.4	$239.4
Increase (decrease) in 2011 from:
Volume	1.0	4.9
Selling price/mix	(2.9)	(2.1)
Foreign currency	5.2	5.7
Other	1.0	1.4

2011 Net Sales	$128.7	$249.3

The $4.3 million increase in net sales in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to favorable currency and increased volume, partially offset by unfavorable selling price/mix. Increased volume in UPC and Photomasks was partially offset by decreased volume in Advanced Organics and Electronic Chemicals. The decrease in volume in the Advanced Organics business is due to the closure of the Manchester, England facility. Unfavorable selling price/mix in the key end markets of Electronic Chemicals, UPC and Photomasks was partially offset by favorable selling price/mix in Advanced Organics.

The $9.9 million increase in net sales in the first six months of 2011 compared to the first six months of 2010 was primarily due to favorable currency and increased volume, partially offset by unfavorable selling price/mix. Increased volume, primarily in UPC, was partially offset by decreased volume in the Advanced Organics business due to the closure of the Manchester, England facility. Unfavorable selling price/mix in UPC was partially offset by favorable selling price/mix in Advanced Organics.

Operating Profit

The following table identifies the components of change in operating profit:

(in millions)	Three Months Ended June 30	Six Months Ended June 30
2010 Operating Profit	$20.2	$35.6
Increase (decrease) in 2011 from:
Restructuring charges	0.2	0.5
Volume	1.0	3.1
Price/Mix	(5.9)	(8.7)
Manufacturing and distribution expenses	1.7	4.2
Selling, general and administrative expenses	(0.3)	(2.3)
Foreign currency	0.5	0.5
Other	0.5	(1.3)

2011 Operating Profit	$17.9	$31.6

Operating profit decreased $2.3 million and $4.0 million in the second quarter of 2011 and the first half of 2011, respectively, compared to second quarter of 2010 and the first half of 2010, primarily due to unfavorable price/mix, primarily in Electronic Chemicals and UPC, and increased SG&A expenses as a result of the increase in volume. Increased raw material costs also impacted price/mix due to the time lag in passing price increases on to customers. These items were partially offset by the increase in sales volume that drove the increase in net sales discussed above. Favorable manufacturing and distribution expenses in the Advanced Organics business due to the restructuring were partially offset by increased manufacturing and distribution expenses in the other Specialty Chemicals businesses due to increased volume.

Battery Technologies

	Three Months Ended June 30,			Six Months Ended June 30,
(millions of dollars)	2011	2010		2011	2010
Net sales	$35.8	$28.4		$66.8	$47.0	(a)

Operating profit (loss)	$6.7	$0.4	(b)	$8.8	$(1.1	)(a)(b)

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.
(b)	Includes purchase accounting adjustments which reduced operating profit by $1.6 million and $3.1 million in the three and six months ended June 30, 2010, respectively, for acquired inventories and deferred revenue. These charges did not recur in 2011.

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

The following table sets forth backlog in the Battery Technologies segment as of:

(in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Defense	$75.8	$88.7	$74.9
Aerospace	38.4	40.2	41.4
Medical	6.3	6.0	7.4

	$120.5	$134.9	$123.7

At June 30, 2011, backlog of $60.3 million (or 50%) is expected to be converted into sales during the remainder of 2011. Of the remaining $60.2 million, $54.8 million (or 45%) of backlog is expected to be converted into sales during 2012, with the remaining $5.4 million (or 5%) expected to be recognized subsequent to 2012. Net backlog decreased at June 30, 2011 compared to December 31, 2010 primarily due to deliveries in excess of new orders in Defense, partially due to the timing of deliveries under certain programs.

The following table summarizes the percentage of sales dollars by end market for the Battery Technologies segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Defense	59%	58%	59%	59%
Aerospace	35%	36%	36%	36%
Medical	6%	6%	5%	5%

Net Sales

The following table identifies the components of change in net sales:

(in millions)	Three Months Ended June 30	Six Months Ended June 30
2010 Net Sales	$28.4	$47.0
Increase (decrease) in 2011 from:
January 2011 sales volumes	—	10.1
Volume	6.4	8.2
Purchase accounting in 2010	0.4	0.7
Other	0.6	0.8

2011 Net Sales	$35.8	$66.8

Net sales increased $7.4 million in the second quarter of 2011 compared with the second quarter of 2010 primarily due to improved volume across all Battery Technologies end markets.

Net sales increased $19.8 million in the first six months of 2011 compared with the first six months of 2010. This increase is due primarily to the first six months of 2010 including only five months of operations as the EaglePicher Technologies acquisition was completed on January 29, 2010. Improved volume across all Battery Technologies end markets in February through June 2011 compared to February and June 2010 also accounted for a portion of the increase.

Operating Profit (Loss)

The following table identifies the components of change in operating profit (loss):

(in millions)	Three Months Ended June 30	Six Months Ended June 30
2010 Operating Profit (Loss)	$0.4	$(1.1)
Increase (decrease) in 2011 from:
Volume	1.8	2.2
Price/Mix	(0.1)	0.6
Income from sales of recycled material	2.4	2.7
January 2011 operating profit	—	0.2
Selling, general and administrative expenses	0.1	0.4
Purchase accounting in 2010	1.6	3.1
Other	0.5	0.7

2011 Operating Profit	$6.7	$8.8

Income from sales of recycled material and increased volume in the second quarter of 2011 compared to the second quarter of 2010 favorably impacted operating profit. Operating profit for the second quarter of 2010 includes $1.6 million related to purchase price accounting for acquired inventories and deferred revenue that did not recur in the second quarter of 2011.

Income from sales of recycled material and increased volume in the first six months of 2011 compared to the first six months of 2010 favorably impacted operating profit. A portion of the volume increase was due to a full six months of results in 2011. Operating loss for the first six months of 2010 represents the results of the EaglePicher Technologies business following the acquisition on January 29, 2010 and includes $3.1 million related to purchase price accounting for acquired inventories and deferred revenue that did not recur in the first six months of 2011.

Corporate Expenses

Corporate expenses consist of corporate overhead supporting the Advanced Materials, Specialty Chemicals and Battery Technologies segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation.

Corporate expenses were $13.4 million in the second quarter of 2011 compared with $7.6 million in the second quarter of 2010. The $5.8 million increase is primarily due to $4.0 million in fees related to the VAC acquisition and increased employee compensation expense.

Corporate expenses were $23.6 million in the first six months of 2011 compared with $18.8 million in the first six months of 2010. The first six months of 2011 includes $4.0 million in fees related to the VAC acquisition and increased employee compensation expense, partially offset by a $1.2 million insurance recovery related to environmental remediation at the Company’s closed manufacturing site in Newark, New Jersey. The first six months of 2010 included $2.2 million in fees related to the acquisition of EaglePicher Technologies.

Liquidity and Capital Resources

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Net cash provided by (used for):
Operating activities	$64,622	$95,874	$(31,252)
Investing activities	(16,552)	(183,131)	166,579
Financing activities	(36)	140,090	(140,126)
Effect of exchange rate changes on cash	3,081	(6,782)	9,863
Discontinued operations - net cash used for operating activities	—	2	(2)

Net change in cash and cash equivalents	$51,115	$46,053	$5,062

The $31.3 million decrease in net cash provided by operating activities in the first six months of 2011 compared with the first six months of 2010 was primarily due to a $12.6 million use of cash for net working capital (defined as inventory plus accounts receivable less accounts payable) in the first six months of 2011 compared to a $20.3 million increase in cash from working capital reductions in the first six months of 2010; a $9.1 million decrease in accrued employee costs primarily due to 2010 annual bonus payments made in 2011, and a decrease in pension liabilities due to $6.3 million of contributions into the Company’s defined benefit pension plans. These items were partially offset by the increase in consolidated net income in the first six months of 2011 compared with the first six months of 2010.

Net cash used for investing activities was higher due to the $172.0 million cash payment for the EaglePicher Technologies acquisition in 2010.

Net cash used for financing activities of $140.1 million in the first six months of 2010 was due to net borrowings under the Company’s Revolver of $140.0 million to fund the EaglePicher Technologies acquisition.

Financial Condition

Cash and cash equivalents were $451.7 million at June 30, 2011, compared to $400.6 million at December 31, 2010. Expected uses of cash include $137 million for the VAC acquisition, working capital needs, planned capital expenditures and other potential future acquisitions.

Cash balances are held in numerous locations throughout the world. As of June 30, 2011, 84% of the Company’s cash and cash equivalents were held outside the United States, primarily in Finland. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. The Company’s intent is to retain the majority of its cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., external borrowings, or both.

On August 2, 2011, the Company completed the acquisition of all of the outstanding equity interests in VAC. The transaction was funded through a combination of cash on hand, primarily outside the U.S., stock and new long-term financing. See Note 14 Subsequent Events for complete information.

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

The Revolver requires the Company to maintain a minimum consolidated interest coverage ratio of no less than 3.50 to 1.00 and a maximum consolidated leverage ratio of not more than 2.50 to 1.00. At June 30, 2011, the Company’s interest coverage ratio was 23.27 to 1.00 and its leverage ratio was .68 to 1.00. Both of the financial covenants are tested quarterly for each trailing four-consecutive-quarter period. Other covenants in the Revolver limit consolidated capital expenditures to $50.0 million per year and also limit the Company’s ability to incur additional indebtedness, make investments, merge with another corporation, dispose of assets and pay dividends. As of June 30, 2011, the Company was in compliance with all of the covenants under the Revolver.

The Company has the option to specify that interest be calculated based either on a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The applicable margins range from 1.25% to 2.00% for base rate loans and 2.25% to 3.00% for LIBOR loans. The Revolver also requires the payment of a fee of 0.375% to 0.5% per annum on the unused commitment and a fee on the undrawn amount of letters of credit at a rate equal to the applicable margin for LIBOR loans. The applicable margins and unused commitment fees are subject to adjustment quarterly based upon the leverage ratio. The Revolver provides for interest-only payments during its term, with all unpaid principal due at maturity on March 8, 2013. Outstanding borrowings under the Revolver totaled $120.0 million at June 30, 2011 and December 31, 2010.

The Company’s Finnish subsidiary, OMG Kokkola Chemicals Oy (“OMG Kokkola”) has a €25 million credit facility agreement (the “Kokkola Credit Facility”). Under the Kokkola Credit Facility, subject to the lender’s discretion, OMG Kokkola can draw short-term loans, ranging from one to nine months in duration, in U.S. dollars at LIBOR plus a margin of 0.55%. The Kokkola Credit Facility has an indefinite term, and either party can immediately terminate the Kokkola Credit Facility after providing notice to the other party. The Company agreed to unconditionally guarantee all of the obligations of OMG Kokkola under the Kokkola Credit Facility. There were no borrowings outstanding under the Kokkola Credit Facility at June 30, 2011 or December 31, 2010.

On August 2, 2011, in connection with the acquisition of VAC, the Company terminated its existing Revolver and the Kokkola Credit Facility and entered into a new long-term financing agreement (the “Credit Facility”). The proceeds of the Credit Facility were used to (i) finance a portion of the purchase price of VAC, (ii) refinance existing indebtedness of the Company under its Revolver, (iii) repay VAC’s indebtedness outstanding on the date of the acquisition, (iv) pay certain fees and expenses in connection with the VAC acquisition, and (v) will be used for working capital and general corporate purposes. See Note 14 Subsequent Events for complete information.

The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.

Capital Expenditures

Capital expenditures in the first six months of 2011 were $12.4 million, which were related primarily to ongoing projects to expand capacity and maintain and improve throughput and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $20 to $30 million, excluding capital expenditures for VAC, for the remainder of 2011 primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund remaining 2011 capital expenditures through cash generated from operations and cash on hand at June 30, 2011.

Contractual Obligations

At June 30, 2011, there were no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2010.

On August 2, 2011, the Company completed the VAC Holding GmbH acquisition. In connection with the acquisition, the Company terminated its existing Revolver and entered into a new long-term financing agreement. See Note 14 Subsequent Events for complete information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in market risk exposures from December 31, 2010 to June  30, 2011.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the first six months of 2011 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 except the addition of the following risk factors related to the acquisition of VAC Holding GmbH (“VAC”):

FAILURE TO SUCCESSFULLY AND EFFICIENTLY INTEGRATE VAC INTO OUR OPERATIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION OR OPERATING RESULTS.

The integration of VAC into our operations will be a significant undertaking and will require significant attention from our management team. This integration will be a complex, costly and time-consuming process, and may be difficult to execute. Additional integration challenges include, among other things:

•	managing a larger company than before the acquisition;

•	retaining existing employees;

•	maintaining and expanding our standards, controls, procedures and policies; and

•	unforeseen expenses, liabilities or delays associated with the acquisition.

If we do not meet these integration challenges, we may not achieve the benefits we expect from the acquisition and our expenses may increase, which may harm our financial condition or operating results.

WE MAY NOT REALIZE THE GROWTH OPPORTUNITIES THAT ARE ANTICIPATED FROM OUR ACQUISITION OF VAC.

Even if we meet all integration challenges, the benefits we expect to achieve as a result of our acquisition of VAC will depend, in part, on our ability to realize anticipated growth opportunities in the expected timeframe. We expect to recognize goodwill and intangible assets related to the acquisition of VAC based on assumptions of anticipated growth opportunities. These assets may become impaired if anticipated growth opportunities are not achieved, resulting in a corresponding impact on our results of operations and financial condition.

THE RESTRICTIVE COVENANTS IN OUR NEW CREDIT FACILITY MAY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS SUCCESSFULLY.

The terms of our new credit facility contains various provisions that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.

These covenants could adversely affect our ability to finance future operations or capital needs and pursue available business opportunities.

In addition, our new credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our new credit facility would result in an event of default. If an event of default under our new credit facility occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders our new credit facility could proceed against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under our new credit facility.

OUR INDEBTEDNESS MAY IMPAIR OUR FINANCIAL CONDITION AND LIMIT OUR ABILITY TO INCUR ADDITIONAL DEBT

As a result of the VAC acquisition, we have incurred additional debt. Our indebtedness could have important consequences including:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, future acquisitions, debt service requirements, execution of our growth strategy and other purposes;

•

requiring us to dedicate a portion of our cash flow from operations to pay interest on the new credit facility, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•	placing us at a competitive disadvantage compared with those of our competitors that have less debt; and

•

exposing us to risks inherent in interest rate fluctuations because some of our borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from operations to repay our indebtedness when it becomes due and to meet other cash needs. If we are not able to pay our debts as they become due, we may be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell assets, it may negatively affect our ability to generate revenues.

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

OM GROUP, INC.

Dated: August 4, 2011	By:

/s/ Kenneth Haber
Kenneth Haber
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)