Form 10-Q
period 2011-09-30
OM GROUP INC
filed 2011-11-09
CIK 899723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were 32,322,657 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION		2
Item 1.	Unaudited Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	52

PART II - OTHER INFORMATION		52
Item 1A.	Risk Factors	52

Item 6.	Exhibits	53
	Exhibit 10.1
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32
	Exhibit 101.1 INSTANCE DOCUMENT
	Exhibit 101.2 SCHEMA DOCUMENT
	Exhibit 101.3 CALCULATION LINKBASE DOCUMENT
	Exhibit 101.4 LABELS LINKBASE DOCUMENT
	Exhibit 101.5 PRESENTATION LINKBASE DOCUMENT
	Exhibit 101.6 DEFINITION LINKBASE DOCUMENT

	Signatures	54

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OM Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$346,369	$400,597
Restricted cash on deposit	88,885	68,096
Accounts receivable, less allowance of $3,842 in 2011 and $5,187 in 2010	251,225	155,465
Inventories	578,741	293,625
Refundable and prepaid income taxes	45,449	40,740
Other current assets	53,946	44,602

Total current assets	1,364,615	1,003,125
Property, plant and equipment, net	478,852	256,098
Goodwill	524,582	306,888
Intangible assets, net	426,938	153,390
Notes receivable from joint venture partner, less allowance of $3,100 in 2011 and $5,200 in 2010	16,015	13,915
Other non-current assets	81,807	39,292

Total assets	$2,892,809	$1,772,708

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,314	$30,000
Accounts payable	138,311	105,900
Liability related to joint venture partner injunction	88,885	68,096
Accrued employee costs	48,480	37,932
Other current liabilities	184,122	42,396

Total current liabilities	470,112	284,324
Long-term debt	676,117	90,000
Deferred income taxes	137,346	23,499
Uncertain tax positions	19,604	14,796
Pension liabilities	196,643	58,107
Purchase price of VAC Holding payable to Seller	86,304	—
Other non-current liabilities	28,626	25,364
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding		—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,069,370 shares issued in 2011 and 30,725,792 shares issued in 2010	320	307
Capital in excess of par value	624,123	578,948
Retained earnings	654,900	667,882
Treasury stock (208,157 shares in 2011 and 202,556 shares in 2010, at cost)	(7,427)	(7,234)
Accumulated other comprehensive loss	(38,509)	(3,119)

Total OM Group, Inc. stockholders’ equity	1,233,407	1,236,784
Noncontrolling interests	44,650	39,834

Total equity	1,278,057	1,276,618

Total liabilities and equity	$2,892,809	$1,772,708

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Condensed Statements of Consolidated Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Net sales	$415,057	$297,222	$1,075,924	$903,518
Cost of products sold (excluding lower of cost or market charge)	335,871	222,941	841,194	689,425
Lower of cost or market charge	62,444	—	62,444	—

Gross profit	16,742	74,281	172,286	214,093
Selling, general and administrative expenses	71,828	39,436	161,595	117,042
Gain on sale of land	(9,693)	—	(9,693)	—

Operating profit (loss)	(45,393)	34,845	20,384	97,051
Other income (expense):
Interest expense	(8,512)	(1,481)	(11,327)	(3,794)
Interest income	294	255	981	641
Foreign exchange gain (loss)	7,425	(688)	7,264	(8,088)
Other, net	(547)	183	(876)	(210)

	(1,340)	(1,731)	(3,958)	(11,451)

Income (loss) from continuing operations before income tax expense	(46,733)	33,114	16,426	85,600
Income tax expense	(18,421)	(9,159)	(24,497)	(31,791)

Income (loss) from continuing operations, net of tax	(65,154)	23,955	(8,071)	53,809
Income (loss) from discontinued operations, net of tax	234	1,003	(95)	622

Consolidated net income (loss)	(64,920)	24,958	(8,166)	54,431
Net (income) loss attributable to the noncontrolling interest	(3,334)	(757)	(4,816)	5,159

Net income (loss) attributable to OM Group, Inc.	$(68,254)	$24,201	$(12,982)	$59,590

Earnings per common share - basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(2.18)	$0.76	$(0.42)	$1.94
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.01	0.03	—	0.02

Net income (loss) attributable to OM Group, Inc. common shareholders	$(2.17)	$0.79	$(0.42)	$1.96

Earnings per common share - assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common shareholders	$(2.18)	$0.76	$(0.42)	$1.93
Income from discontinued operations attributable to OM Group, Inc. common shareholders	0.01	0.03	—	0.02

Net income (loss) attributable to OM Group, Inc. common shareholders	$(2.17)	$0.79	$(0.42)	$1.95

Weighted average shares outstanding - basic	31,382	30,474	30,817	30,417
Weighted average shares outstanding - assuming dilution	31,382	30,560	30,817	30,535
Amounts attributable to OM Group, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(68,488)	$23,198	$(12,887)	$58,968
Income (loss) from discontinued operations, net of tax	234	1,003	(95)	622

Net income (loss)	$(68,254)	$24,201	$(12,982)	$59,590

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Statements of Consolidated Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Consolidated net income (loss)	$(64,920)	$24,958	$(8,166)	$54,431
Foreign currency translation adjustment	(47,303)	15,884	(36,008)	7,955
Reclassification of hedging activities into earnings, net of tax	293	817	(80)	2,032
Unrealized gain (loss) on cash flow hedges, net of tax	(98)	1,482	398	(2,784)
Pension liability adjustment	100	—	300	—

Net change in accumulated other comprehensive income (loss)	(47,008)	18,183	(35,390)	7,203

Comprehensive income (loss)	(111,928)	43,141	(43,556)	61,634
Comprehensive (income) loss attributable to noncontrolling interest	(3,330)	(762)	(4,816)	5,162

Comprehensive income (loss) attributable to OM Group, Inc.	$(115,258)	$42,379	$(48,372)	$66,796

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Condensed Statements of Consolidated Cash Flows

	Nine Months Ended September 30,
(In thousands)	2011	2010
Operating activities
Consolidated net income (loss)	$(8,166)	$54,431
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Income) loss from discontinued operations	95	(622)
Depreciation and amortization	47,264	40,186
Share-based compensation expense	5,118	4,151
Foreign exchange (gain) loss	(7,264)	8,088
Lower of cost or market charge	62,444	—
Gain on sale of land	(9,693)	—
Restructuring charges	507	2,054
Deferred income tax provision (benefit)	(27,322)	(46)
Allowance on GTL prepaid tax asset	(6,225)	11,465
Other non-cash items	(2,379)	529
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(12,178)	(22,654)
Inventories	(1,573)	30,393
Accounts payable	(13,485)	30,127
Accrued income taxes	44,569	13,818
Other, net	14,791	(10,246)

Net cash provided by operating activities	86,503	161,674
Investing activities
Expenditures for property, plant and equipment	(26,405)	(16,003)
Proceeds from sale of land	9,693	—
Cash paid for acquisitions	(669,818)	(171,979)
Other, net	(4,090)	(777)

Net cash used for investing activities	(690,620)	(188,759)
Financing activities
Payments of revolving line of credit	(120,000)	(125,000)
Proceeds from the revolving line of credit	—	245,000
Proceeds from long-term debt	697,975	—
Debt issuance costs	(29,283)	(2,596)
Proceeds from exercise of stock options	361	3,802
Payment related to surrendered shares	(193)	(1,209)
Other, net	—	93

Net cash provided by financing activities	548,860	120,090
Effect of exchange rate changes on cash	1,029	(1,599)

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents from continuing operations	(54,228)	91,406
Discontinued operations - net cash provided by operating activities	—	(33)
Balance at the beginning of the period	400,597	355,383

Balance at the end of the period	$346,369	$446,756

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries

Unaudited Condensed Statements of Consolidated Total Equity

	Nine Months Ended September 30,
(In thousands)	2011	2010
Common Stock - Shares Outstanding, net of Treasury Shares
Beginning balance	30,523	30,269
Shares issued in connection with acquisition of VAC Holding	1,308	—
Shares issued under share-based compensation plans	30	241

Common Stock - Dollars	31,861	30,510

Beginning balance	$307	$304
Shares issued in connection with acquisition of VAC Holding	13	—
Shares issued under share-based compensation plans	—	3

	320	307

Capital in Excess of Par Value
Beginning balance	578,948	569,487
Share-based compensation	5,118	4,151
Shares issued in connection with acquisition of VAC Holding	39,696	—
Excess tax benefit from exercise/vesting of share awards	—	93
Shares issued under share-based compensation plans	361	3,799

	624,123	577,530

Retained Earnings
Beginning balance	667,882	584,508
Net income (loss) attributable to OM Group, Inc.	(12,982)	59,590

	654,900	644,098

Treasury Stock
Beginning balance	(7,234)	(6,025)
Reacquired shares	(193)	(1,209)

	(7,427)	(7,234)

Accumulated Other Comprehensive Loss
Beginning balance	(3,119)	(16,969)
Foreign currency translation adjustment	(36,008)	7,955
Pension liability adjustment	300	—
Reclassification of hedging activities into earnings, net of tax benefit of $131 and $785 in 2011 and 2010, respectively	(80)	2,032
Unrealized gain (loss) on cash flow hedges, net of tax expense (benefit) of $97 and ($1,398) in 2011 and 2010, respectively	398	(2,784)

	(38,509)	(9,766)

Total OM Group Inc. stockholders’ equity	1,233,407	1,204,935

Noncontrolling interest
Beginning balance	39,834	44,827
Net income (loss) attributable to the noncontrolling interest	4,816	(5,159)
Foreign currency translation	—	(3)

	44,650	39,665

Total equity	$1,278,057	$1,244,600

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

OM Group, Inc. and Subsidiaries

Note 1 – Basis of Presentation

OM Group, Inc. (“OMG” or the “Company”) is a global solutions provider of engineered materials, specialty chemicals, electrochemical energy storage, and technologies crucial to enabling its customers to meet increasingly stringent market and application requirements. The Company believes it is the world’s largest refiner of cobalt and producer of cobalt-based specialty products.

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

On August 2, 2011, the Company completed the acquisition of VAC Holding GmbH (“VAC Holding”). The financial position, results of operations and cash flows of VAC Holding are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. As a result of the acquisition of VAC Holding, the Company’s segment formerly known as Advanced Materials was re-named Engineered Materials. The Engineered Materials segment includes the Company’s existing Advanced Materials business and Magnetic Technologies as they will be managed as one segment. Magnetic Technologies consists of VAC Holding.

On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC. The financial position, results of operations and cash flows of EaglePicher Technologies are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2011 and the results of its income, comprehensive income (loss), cash flows and changes in total equity for the three and nine months ended September 30, 2011 and 2010 have been included. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Accounting Guidance not yet adopted:

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements and provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. The guidance requires the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has not determined the effect, if any, the adoption of this guidance will have on its results of operations or financial position.

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This new guidance requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of equity. This guidance is effective for interim and annual periods beginning after December 15, 2011. Retrospective application to prior periods is required. As this new guidance is related to presentation only, the adoption of this new guidance will not have a material impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The adoption of this new guidance will not have a material impact on the Company’s results of operations or financial position.

Note 3 – Acquisition of VAC Holding

On August 2, 2011 (the “Acquisition Date”), the Company completed the acquisition of the outstanding equity interests in VAC Holding from VAC Luxembourg S.à r.l. for $812.0 million. The financial position, results of operations and cash flows of VAC Holding are included in the Unaudited Condensed Consolidated Financial Statements from the date of acquisition. VAC Holding employs approximately 4,500 people in its three businesses: Materials and Parts, Cores and Components, and Permanent Magnets. VAC Holding has production facilities in Germany, Slovakia, Finland, China and Malaysia and is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. The acquisition further diversifies the Company’s existing lines of business and provides exposure to additional high-growth end markets.

As a result of the acquisition of VAC Holding, the Company’s segment formerly known as Advanced Materials was re-named Engineered Materials. The Engineered Materials segment includes the Company’s existing Advanced Materials business and Magnetic Technologies, which consists of VAC Holding.

For the period from August 2, 2011 to September 30, 2011, VAC Holding contributed revenues of $106.6 million and an operating loss of $77.9 million, which includes $93.5 million of charges as a result of purchase accounting and the volatility of rare earth material prices. Acquired inventory with a net book value of $191.2 million was determined to have a fair value of $359.3 million as of the acquisition date, resulting in a step-up to fair value for inventory of $168.1 million. The inventory step-up is required as part of the allocation of the purchase price, discussed below. During the third quarter of 2011, $31.1 million of the estimated fair value step-up was recognized in cost of products sold as inventory on-hand as of the acquisition date was sold in the ordinary course of business. In addition, at September 30, 2011, the Company recognized a charge of $62.4 million to reduce the carrying value of inventory to market. The impact of the step-up being recognized in cost of products sold and the charge to reduce the carrying value of inventory to market, totaling $93.5 million, are included in the Company’s results of operations for the third quarter of 2011. The remaining net $74.6 million inventory step-up will be recognized in cost of products sold as inventory on-hand on the acquisition date is sold in the ordinary course of business in the remainder of 2011 and in 2012.

Acquisition-related expenses of $15.1 million were incurred in conjunction with the acquisition, of which $11.1 was incurred in the third quarter of 2011 and $4.0 million was incurred in the second quarter of 2011, and are included in Selling, general and administrative expense in the Unaudited Condensed Statements of Consolidated Income. Of the total acquisition-related expenses, $12.8 million was recognized as a corporate expense and $2.3 million was recognized in Engineered Materials.

The consideration transferred on the closing date of the acquisition consisted of cash paid and the issuance of 1,307,819 shares of OM Group common stock. The fair value of the OM Group common stock issued as consideration and included in the purchase price reflects a discount from the market price at the date of the acquisition because the common stock issued is subject to a 15-month holding period. In accordance with the Stock Purchase Agreement, the Company withheld $86.3 million of the purchase price, which will be transferred to the seller on the second anniversary of the closing date of the acquisition, subject to adjustment for indemnification claims made by OM Group and accepted by the seller, if any. The Company financed the purchase with borrowings under a new senior secured credit facility (the “Senior Secured Credit Facility”) and cash on hand.

The preliminary purchase price for VAC Holding based on the exchange rate on August 2, 2011 is summarized below (in millions):

Cash paid to VAC shareholders (net of cash acquired)	$439.6
Cash paid to retire VAC Senior Credit Facility and VAC High Yield Notes	230.2
Fair value of OM Group, Inc. common stock (1,307,819 shares) issued	39.7
Working capital and purchase price adjustments	16.2
Purchase price of VAC Holding payable to Seller	86.3

Total purchase price, net of cash acquired	$812.0

The working capital and purchase price adjustments are included in the Unaudited Condensed Consolidated Balance Sheets in Other current liabilities and are expected to be paid in the fourth quarter of 2011.

The following table summarizes the preliminary purchase price allocation based on estimated fair values as of the acquisition date (in millions):

Accounts receivable	$82.3
Inventories	359.3
Property, plant and equipment	243.9
Identifiable intangible assets	307.5
Other assets	32.6

Total assets acquired	1,025.6

Accounts payable	45.8
Other current liabilities, including deferred income taxes	103.5
Other liabilities, primarily pension and deferred income taxes	296.4

Total liabilities assumed	445.7

Net assets acquired	579.9
Purchase price, net of cash acquired	812.0

Goodwill	$232.1

The allocation of the purchase price is subject to finalization of the Company’s determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. Therefore, it is possible that the fair values of assets acquired and liabilities assumed could materially differ from those presented when such determination is finalized. The Company has not finalized its analysis of the fair value of inventories, property, plant and equipment, intangible assets, pension and deferred taxes. The adjustments arising out of the finalization of the purchase price allocation will not impact cash flows. However, such adjustments could result in material increases or decreases to net income. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

The goodwill of $232.1 million arising from the acquisition consists largely of intangible assets that do not qualify for separate recognition. The factors that contribute to the recognition of goodwill include VAC Holdings (i) reputation in its markets, (ii) strength of its management team, (iii) efficiency of its operations, and (iv) future cash flows and income projections. All of the $232.1 million of goodwill was assigned to the new Magnetics Technologies reporting unit of the Engineered Materials reportable segment. Goodwill arising from the acquisition of VAC Holding is not expected to be deductible for tax purposes.

The following table provides the changes in the carrying amount of goodwill by segment (in millions):

	Engineered Materials	Specialty Chemicals	Battery Technologies	Consolidated
Balance at December 31, 2010	$103.3	$138.2	$65.4	$306.9
VAC Holding acquisition	232.1	—	—	232.1
Foreign currency translation adjustments	(10.9)	(3.3)	(0.2)	(14.4)

Balance at September 30, 2011	$324.5	$134.9	$65.2	$524.6

Identifiable intangible assets arising from the VAC Holding acquisition include the following (at preliminary estimated fair value, in millions):

	Estimated fair value	Weighted average useful lives
VAC tradename	$87.9	indefinite
Developed technology	93.5	17.0
Customer relationship	126.1	14.3

	$307.5

The customer relationship and developed technology intangible assets are being amortized on a straight-line basis. The VAC tradename is an indefinite-lived intangible asset and therefore is not being amortized but will instead be tested at least annually for impairment.

The following table provides pro forma financial information for the three months and nine months ended September 30, 2011 and 2010 as if the acquisition had occurred as of January 1, 2010 instead of on August 2, 2011 (amounts in thousands).

	Supplemental Unaudited Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$466,599	$418,599	$1,458,417	$1,235,925
Operating profit	$65,963	$48,049	$180,583	$103,066

The pro forma results were calculated by applying the Company’s accounting policies and reflect the impact on depreciation expense resulting from the preliminary estimated fair value and estimated remaining useful lives of certain fixed assets amortization expense related to recording intangible assets at their preliminarily estimated fair value, including customer relationships and developed technology.

Acquisition related expenses of $11.1 million and $15.1 million that were incurred in the three and nine months ended September 30, 2011, respectively, were eliminated from these periods as a pro forma adjustment. Total acquisition related expenses of $15.1 million were added as an additional expense for the nine months ended September 30, 2010 as if these costs were incurred on January 1, 2010.

An adjustment was made to the three and nine months ended September 30, 2011 to remove the non-recurring charges as a result of the step-up of inventory to fair value: (i) a $62.4 million lower of cost or market charge and (ii) a $31.1 million charge as inventory on-hand as of the acquisition date was sold in the ordinary course of business. Due to the non-recurring nature of these charges, they were not added as an expense to the three and nine months ended September 30, 2010.

The pro forma amounts are not indicative of the results that actually would have occurred if the acquisition had been completed on January 1, 2010, nor are they indicative of the future operating results of the combined company.

Note 4 – Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials and supplies	$145,864	$134,655
Work-in-process	290,337	41,909
Finished goods	142,540	117,061

	$578,741	$293,625

As part of the allocation of the purchase price of VAC Holding to the acquired assets and liabilities, the Company recorded a step-up of inventory to its estimated fair value on the date of acquisition, as required under purchase accounting. Acquired inventory with a book value of $191.2 million on the date of acquisition was estimated to have a fair value of $359.3 million. The $168.1 million step-up of inventory was primarily due to (i) the fair value as determined by August 2, 2011 market prices of certain rare earth materials, primarily dysprosium and neodymium, compared to book value as of the acquisition date and; (ii) acquired work-in-process and finished goods which are required to be valued at their net realizable value less costs to complete and sell the inventory. During the third quarter of 2011, $31.1 million of the estimated fair value step-up was recognized in cost of products sold as inventory on-hand as of the acquisition date was sold in the ordinary course of business. In addition, at September 30, 2011, the Company recognized a charge of $62.4 million to reduce the carrying value of inventory to market. The remaining net $74.6 million inventory step-up will be recognized in cost of products sold as inventory on-hand on the acquisition date is sold in the ordinary course of business in the remainder of 2011 and in 2012. The lower of cost or market charge resulted from raw materials, primarily metals and rare earth materials, being written up to market prices on August 2, 2011. Since these raw materials will be used in production rather than sold at market prices as of the acquisition date, and since the selling prices of manufactured products is generally based on an average price of raw materials over a period of time rather than at a specific point in time, the Company recorded a lower of cost or market charge to write-down the value of its raw materials to the lower of cost or market.

Note 5 – Debt

On August 2, 2011, in connection with the acquisition of VAC Holding, the Company terminated its revolving credit facility and the Kokkola Credit Facility and entered into the Senior Secured Credit Facility. The borrowers under the Senior Secured Credit Facility are the Company and Harko C.V., a limited partnership organized under the laws of the Netherlands and a wholly-owned subsidiary of the Company (“Harko”). The Senior Secured Credit Facility was used to (i) finance a portion of the purchase price of VAC Holding, (ii) repay existing indebtedness of the Company under its former revolving credit facility, (iii) repay VAC Holding’s indebtedness outstanding on the date of the acquisition on behalf of the seller, (iv) pay certain fees and expenses in connection with the VAC Holding acquisition and will be used to fund working capital and for general corporate purposes as needed.

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

The obligations of the Company under the Senior Secured Credit Facility are guaranteed by the Company and all of the Company’s U.S. subsidiaries. In addition, the obligations of the Company under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the existing and future property and assets of the Company and its U.S. subsidiaries and 65% of the voting capital stock of the Company’s direct foreign subsidiaries. The obligations of Harko under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries. The obligations of Harko under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the existing and future property and assets of Harko and the Company’s subsidiaries and a 100% pledge of the voting capital stock of the Company’s subsidiaries, subject to certain exceptions, including limitations relating to German capital maintenance rules and other financial assistance limitations in certain foreign jurisdictions.

The Company has the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate or (iii) LIBOR plus 1.00%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%. The LIBOR rates under the Term B Loan Facility are subject to a floor of 1.5%. At September 30, 2011, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.7%.

The Term A Facility and the Revolving Credit Facility mature on August 2, 2016. The Term B Facility matures on August 2, 2017. In addition, the Term Loan Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Senior Secured Credit Facility), beginning in 2013, subject to certain exceptions. In addition, subject to certain thresholds and exceptions, the Company will be required to prepay the loans outstanding under the Term Loan Facility with all of the net cash proceeds of certain asset sales and from the issuance or incurrence of additional debt of the Company.

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

The Company incurred fees and expenses of $29.3 million related to the Senior Secured Credit Facility. These fees and expenses were deferred and are being amortized to interest expense over the term of the Senior Secured Credit Facility.

Note 6 – Pension Plans

At September 30, 2011 and December 31, 2010, the Company had pension liabilities of $197.3 million and $58.8 million, respectively, the majority of which were assumed in the VAC Holding and EaglePicher Technologies acquisitions.

As a result of the VAC Holding acquisition, the Company assumed approximately $154 million of pension obligations (based on the exchange rate on August 2, 2011), the majority of which are unfunded. VAC Holding sponsors various defined benefits plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany. Future expected pension benefit payments for the VAC Holding defined benefits plans are as follows based on the September 30, 2011 exchange rate (in thousands):

Remainder of 2011	$3,878
2012	$11,004
2013	$12,262
2014	$11,585
2015	$11,539
2016 - 2020	$51,790

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

Set forth below is a detail of the net periodic expense for the U.S. pension defined benefit plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$2,619	$2,829	$8,015	$7,630
Service cost	209	263	744	699
Amortization of unrecognized net loss	98	104	293	272
Expected return on plan assets	(2,740)	(2,587)	(7,888)	(6,948)

Total expense	$186	$609	$1,164	$1,653

Set forth below is a detail of the net periodic expense for the VAC Holding defined benefit plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$1,323	$—	$1,323	$—
Service cost	725	—	725	—

Total expense	$2,048	$—	$2,048	$—

Note 7 – Restructuring

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

Set forth below is a detail of restructuring charges recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Restructuring charges included in cost of products sold	$24	$1,106	$422	$1,913
Restructuring charges (reversals) included in SG&A expenses	(50)	(37)	85	141

Total restructuring charges	$(26)	$1,069	$507	$2,054

The Company has incurred and expects to incur the following restructuring charges (in thousands):

	Total charges expected to be incurred	Total charges incurred through December 31, 2010	Charges incurred in the nine months ended September 30, 2011	Additional charges expected to be incurred
Cash charges
Workforce reductions	$6,394	$6,225	$169	$—
Decommissioning, demolition, lease termination and other charges	1,677	1,238	338	101

	8,071	7,463	507	101
Non-cash charges
Fixed asset impairment	5,536	5,536	—	—
Inventory impairment/other charges	1,809	1,809	—	—

	7,345	7,345	—	—

Total charges	$15,416	$14,808	$507	$101

Decommissioning and demolition of the Manchester, England facility began in 2010 and was completed during the first half of 2011. Cash charges were for severance, decommissioning and demolition costs, lease termination costs and other exit costs. The Company expects to continue to incur costs related to the restructuring through December 31, 2011. Such costs will be expensed as incurred. During the third quarter of 2011, the Company completed the sale of land at the Manchester, England manufacturing facility for $9.7 million and recognized a pre-tax gain on the sale of the property of $9.7 million.

The following table presents the activity and accrued liability balance related to the restructuring program (in thousands):

	Workforce reductions	Other charges	Total
Balance at December 31, 2010	$401	$6	$407
Charges	169	338	507
Foreign currency translation adjustment	10	—	10
Cash payments	(580)	(323)	(903)

Balance at September 30, 2011	$—	$21	$21

The restructuring accrual represents future cash payments and is recorded on the Unaudited Condensed Consolidated Balance Sheets in Other current liabilities.

Note 8 – Derivative Instruments

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

Cash Flow Hedges

From time to time, the Company enters into copper and nickel forward sales contracts that are designated as cash flow hedges. At September 30, 2011, the notional quantity of open contracts designated as cash flow hedges in accordance with the “Derivatives and Hedging” topic of the Accounting Standards Codification (‘ASC”) was 0.2 million pounds of nickel. The outstanding contracts as of September 30, 2011 had maturities ranging up to three months. As of September 30, 2011, AOCI(L) includes a cumulative loss of $0.1 million, net of tax, related to these contracts, all of which is expected to be reclassified to earnings within the next three months. The Company had no forward sales contracts designated as cash flow hedges at December 31, 2010. No hedge ineffectiveness was recorded in income in the first nine months of 2011 or 2010 for these hedges.

Fair Value Hedges

From time to time, the Company enters into certain cobalt forward purchase contracts designated as fair value hedges. The Company had no fair value hedges during the first nine months of 2011 or the year ended December 31, 2010.

Foreign Currency Exchange Rate Risk

The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. From time to time, the Company enters into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had no Euro forward contracts at September 30, 2011 or December 31, 2010.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. If needed, the Company predominantly utilizes U.S. dollar-denominated borrowings to fund its working capital, acquisition and investment needs. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time to time, the Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. The Company had interest rate swaps with notional values that totaled $60.0 million at December 31, 2010. There were no interest rate swap contracts outstanding at September 30, 2011. No hedge ineffectiveness was recorded in income in the nine months ended September 30, 2011 or September 30, 2010 for these hedges.

The following table summarizes the fair value of derivative instruments recorded in the Unaudited Condensed Consolidated Balance Sheets (in thousands):

	Derivatives Designated as Hedging Instruments
	Derivative Liabilities
	September 30, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current liabilities	$(111)	Other current liabilities	$—
Interest rate swap agreements	Other current liabilities	—	Other current liabilities	(393)

Total		$(111)		$(393)

	Derivatives Not Designated as Hedging Instruments
	Derivative Liabilities
	September 30, 2011		December 31, 2010
	Balance sheet location	Fair value	Balance sheet location	Fair value
Commodity contracts	Other current liabilities	$—	Other current liabilities	$(378)

Total		$—		$(378)

The following table summarizes the effect of derivative instruments:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Three Months Ended
	September 30, 2011	September 30, 2010
Euro forward contracts	$—	$1,689
Commodity contracts	(76)	—
Interest rate swap agreements	(22)	(207)

Total	$(98)	$1,482

	Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Nine Months Ended
	September 30, 2011	September 30, 2010
Euro forward contracts	$—	$(2,237)
Commodity contracts	297	(54)
Interest rate swap agreements	101	(493)

Total	$398	$(2,784)

	Location of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Three Months Ended
		September 30, 2011	September 30, 2010
Euro forward contracts	Cost of products sold	$—	$(817)
Commodity contracts	Net sales	—	—
Interest rate swap agreements	Interest expense	293	—

Total		$293	$(817)

	Location of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Nine Months Ended
		September 30, 2011	September 30, 2010
Euro forward contracts	Cost of products sold	$—	$(1,811)
Commodity contracts	Net sales	(373)	(221)
Interest rate swap agreements	Interest expense	293	—

Total		$(80)	$(2,032)

Derivatives Not Designated as Hedging Instruments
	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30,
		2011	2010	2011	2010
Commodity contracts	Net sales	$—	$—	$(407)	$—

Total		$—	$—	$(407)	$—

Note 9 – Fair Value Disclosures

The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Commodity contracts	$—	$—	$111	$—

Total	$—	$—	$111	$—

The Company uses significant other observable inputs to value commodity contracts; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on metal prices. There were no transfers into or out of Levels 1, 2 or 3 in the third quarter of 2011.

The Company also holds financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company’s Senior Secured Credit Facility approximates fair value due to the variable interest rate terms. Derivative instruments are recorded at fair value as indicated in the preceding disclosures.

Note 10 – Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company’s major tax jurisdictions include the U.S., Finland and Germany. The Internal Revenue Service is currently examining the Company’s 2007 U.S. federal income tax return. This examination is expected to be completed in 2011. Finnish tax authorities are currently examining the Company’s Finnish tax returns for the years 2007 -2010. This examination is expected to be completed in 2012. VAC Holding’s German tax returns have been audited through 2005. The Company is indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC Holding. Examination of VAC Holding’s post 2005 German income tax returns is expected to commence within the next 12 months.

During 2008 and 2009, the Company recorded tax benefits related to its election to take foreign tax credits on prior year U.S. tax returns. The Company has a receivable of $37.5 million and $37.9 million at September 30, 2011 and December 31, 2010, respectively, (included in Refundable and prepaid income taxes on the Unaudited Condensed Consolidated Balance Sheets) related to amending its U.S. tax returns. The Company expects to receive this refund in the first half of 2012.

As required under ASC 740, the Company’s interim income tax provisions are based on the application of an estimated annual effective income tax rate applied to year-to-date income from continuing operations before income tax expense. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including forecasts of the Company’s projected annual earnings (including specific subsidiaries projected to have pretax income and pretax losses), taxing jurisdictions in which the earnings will be generated, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The Company evaluates the estimated annual effective income tax rate on a quarterly basis based on current and forecasted earnings by tax jurisdiction, including the impact of foreign currency exchange rate movements and changes in the Company’s structure. The estimated annual effective income tax rate may be significantly impacted by foreign currency exchange rate movements and changes to the mix of forecasted earnings by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recorded in the period such estimates are revised. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.

Income (loss) from continuing operations before income tax expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$2,595	$(563)	$(2,819)	$(10,722)
Outside the United States	(49,328)	33,677	19,245	96,322

	$(46,733)	$33,114	$16,426	$85,600

The Company’s income tax expense is as follows:

	2011	2010	2011	2010
Income tax expense	$18,421	$9,159	$24,497	$31,791

The Company’s effective income tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effective income tax rate	-39.4%	27.7%	149.1%	37.1%

The effective income tax rates for the three and nine months ended September 30, 2011 are affected by the acquisition of VAC Holding, the impact of the adjustments to inventory related to the VAC Holding acquisition discussed in Note 3, acquisition-related expenses and discrete items. In the three and nine months ended September 30, 2011, the Company recorded total discrete tax benefits of $7.3 million and $9.5 million, respectively. The benefit recorded in the third quarter of 2011 relates primarily to a partial reversal of an allowance against the GTL prepaid tax asset previously impaired (see discussion of GTL prepaid below) and to the tax benefits of a post-acquisition tax restructuring of VAC Holding.

Without the discrete items, the effective income tax rates for the three and nine months ended September 30, 2011 would have been -54.9% and 206.9%, respectively. Excluding the impact of the VAC Holding acquisition, the adjustments to inventory related to the VAC Holding acquisition discussed in Note 3, acquisition-related expenses and discrete items, the effective income tax rates for the three and nine months ended September 30, 2011 would have been 12.6% and 12.9%, respectively.

The effective income tax rate excluding discrete items and the impact of VAC Holding for the three and nine months ended September 30, 2011 is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure and the effect of foreign currency translation, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In addition, in the three and nine months ended September 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses.

In the nine months ended September 30, 2010, the Company recorded discrete tax items netting to expense of $6.1 million (comprised of expense through the second quarter of $6.4 million and a benefit of $0.3 million in the third quarter). Excluding discrete items, the effective income tax rate would have been 30.0% for the nine months ended September 30, 2010. During the nine-month period, the Company recorded $8.9 million of discrete tax expense related to the GTL joint venture. The GTL items are primarily comprised of a benefit of $2.6 million in the first quarter and an $11.5 million charge in the second quarter. The $2.6 million benefit in the first quarter of 2010 related primarily to a return to provision adjustment. The $11.5 million charge in the second quarter of 2010 was to reserve a portion of GTL’s prepaid income tax balance. In July 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of 2010 taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. In addition, during the second quarter of 2010, it was determined that GTL was no longer subject to certain import taxes that had been assessed through the first quarter of 2010. Given these changes, the Company updated its estimation of the realizability of GTL’s prepaid tax asset in the DRC and recorded an allowance of $11.5 million against the prepaid tax asset in the second quarter of 2010. During the three months ended September 30, 2011, GTL received notification that it would be able to offset more of its prepaid tax asset against future taxes payable than previously estimated. As a result, GTL recognized a $6.2 million discrete tax benefit in the third quarter of 2011 to reduce the allowance established in the second quarter of 2010.

The effective income tax rate excluding discrete items for the three and nine months ended September 30, 2010 is lower than the U.S. statutory rate due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure, the effect of foreign currency translation and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

The decrease in the effective income tax rates excluding discrete items and the impact of VAC Holding in the 2011 periods compared with the 2010 periods is primarily due to the impact of foreign currency exchange rate movements, and the benefits of tax efficient financing. In the third quarter and first nine months of 2011, the weakening U.S. dollar against the Euro resulted in foreign exchange losses on the statutory tax books on U.S. dollar denominated cash balances, resulting in lower accrued income tax liabilities and a lower effective income tax rate; the opposite occurred in the 2010 periods, when the U.S. dollar strengthened against the Euro.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted income per common share from continuing operations attributable to OM Group, Inc. common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(68,488)	$23,198	$(12,887)	$58,968
Weighted average shares outstanding — basic	31,382	30,474	30,817	30,417
Dilutive effect of stock options and restricted stock	—	86	—	118

Weighted average shares outstanding — assuming dilution	31,382	30,560	30,817	30,535

Earnings per common share:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders — basic	$(2.18)	$0.76	$(0.42)	$1.94

Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders — assuming dilution	$(2.18)	$0.76	$(0.42)	$1.93

The following table sets forth the computation of basic and diluted net income per common share attributable to OM Group, Inc. common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to OM Group, Inc. common stockholders	$(68,254)	$24,201	$(12,982)	$59,590
Weighted average shares outstanding — basic	31,382	30,474	30,817	30,417
Dilutive effect of stock options and restricted stock	—	86	—	118

Weighted average shares outstanding — assuming dilution	31,382	30,560	30,817	30,535

Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common stockholders — basic	$(2.17)	$0.79	$(0.42)	$1.96

Net income (loss) attributable to OM Group, Inc. common stockholders — assuming dilution	$(2.17)	$0.79	$(0.42)	$1.95

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

The following table sets forth the non-vested share-based compensation awards that could potentially dilute earnings per share in the future which were not included in the fully diluted computation (in thousands):

2011	2010	2011	2010
—	301	—	220

As the Company had a loss from continuing operations and a net loss for the three months and nine months ended September 30, 2011, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all stock options and restricted stock were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common shareholders assuming dilution and net loss per common share assuming dilution for the three months and nine months ended September 30, 2011.

Note 12 – Commitments and Contingencies

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

In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibits GTL from making payments to Gécamines, including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. As a result, as of September 30, 2011 and December 31, 2010, $88.9 million and $68.1 million, respectively, have been deposited with the Court. In July 2011, the Jersey Court of Appeal (“Court of Appeal”) released its Judgment in favor of FG Hemisphere. In September 2011, Gécamines lodged its appeal of the decision of the Court of Appeal to the Judicial Committee of the Privy Council. In separate proceedings, Gécamines has raised two additional challenges to the claims of FG Hemisphere: the calculation of interest on the Arbitration Awards and whether or not Gécamines is an organ of the DRC following a restructuring of that company in December 2010. Until the appeal is resolved, and all other matters related to the Arbitration Awards are resolved, additional amounts due from GTL to Gécamines, up to the amount of the Arbitration Awards, will be deposited with the Court as they become due. While there can be no assurances with respect to the final outcome of either matter, the Company believes that, based on the information currently available to it, these matters will not have a material adverse effect upon its financial condition or results of operations.

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

Environmental liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Newark, New Jersey and Vasset, France	$1,361	$1,492
Joplin, Missouri	1,293	1,319

	$2,654	$2,811

Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows. During the first nine months of 2011, the Company recorded income of $1.2 million in selling, general and administrative expenses for an insurance recovery related to environmental remediation at the Newark, New Jersey site.

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

Note 13 – Share-Based Compensation

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

Set forth below is the detail of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses (in thousands, except share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options and restricted stock awards	$1,505	$1,319	$4,873	$3,966
Restricted stock unit awards	(201)	133	129	246

Share-based compensation expense - employees	$1,304	$1,452	$5,002	$4,212

Share-based compensation expense - non-employee directors	90	$53	245	$185
Number of shares issued to non-employee directors	1,982	2,518	5,967	6,598

Compensation expense for nonvested share-based awards is expected to be recognized as follows (in thousands):

Remaining three months of 2011	$1,514
2012	4,567
2013	2,399
2014	130

$8,610

Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

Stock Options

Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. The Company accounts for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period. During the nine months ended September 30, 2011, the Company awarded stock options with a vesting period of one year to its chief executive officer in connection with achievement of financial performance criteria in 2010 under the Company’s high-performance incentive plan.

A summary of the stock options granted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Three year vesting	12,000	—	212,200	238,050
One year vesting	—	—	5,289	—

	12,000	—	217,489	238,050

The fair value of options granted during the nine months ended September 30, 2011 and 2010 was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2011	2010
Risk-free interest rate	2.7%	2.7%
Dividend yield	—	—
Volatility factor of Company common stock	0.56	0.58
Weighted-average expected option life (years)	6.0	6.0
Weighted-average grant-date fair value	$19.93	$17.23

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

The following table sets forth the number of shares and weighted-average grant-date fair value:

	Shares	Weighted Average Fair Value at Grant Date
Non-vested at January 1, 2011	397,914	$17.07
Granted during the first nine months of 2011	217,489	$19.93
Vested during the first nine months of 2011	(183,642)	$18.63
Forfeited during the first nine months of 2011	(8,016)	$18.17

Non-vested at September 30, 2011	423,745

Non-vested at January 1, 2010	337,812	$18.96
Granted during the first nine months of 2010	238,050	$17.23
Vested during the first nine months of 2010	(171,544)	$21.10
Forfeited during the first nine months of 2010	(11,404)	$16.04

Non-vested at September 30, 2010	392,914	$17.06

A summary of the Company’s stock option activity for the nine months ended September 30, 2011 is as follows (aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,071,454	$36.27
Granted	217,489	$36.46
Exercised	(12,444)	$29.04
Expired unexercised	(13,500)	$46.48
Forfeited	(8,016)	$32.88

Outstanding at September 30, 2011	1,254,983	$36.28	6.45	$1,197
Vested or expected to vest at September 30, 2011	1,227,961	$36.27	6.42	$1,173
Exercisable at September 30, 2011	831,238	$38.32	5.28	$881

The Company may use authorized and unissued or treasury shares to satisfy stock option exercises and restricted stock awards. The Company does not settle stock options for cash. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.

Cash payments received in connection with the exercise of stock options and the intrinsic value of options exercised was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash proceeds from exercise of stock options	$204	$—	$361	$3,802

Intrinsic value of options exercised	$70	$—	$117	$2,063

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

A summary of the Company’s performance-based restricted stock awards for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	253,975	$32.90
Granted	117,770	$36.51
Vested	(1,773)	$58.57
Forfeited	(57,922)	$56.28

Non-vested at September 30, 2011	312,050	$29.78

Expected to vest at September 30, 2011	91,820

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

	Nine Months Ended September 30,
	2011	2010
Vested based on meeting performance criteria	1,773	74,676
Shares surrendered to pay withholding taxes	(578)	(26,651)

Net shares issued	1,195	48,025

Restricted Stock Units – Performance-Based Awards

The Company awards performance-based restricted stock units to employees outside the U.S. that vest subject to the Company’s financial performance for three and four-year performance periods. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of other non-current liabilities on the Unaudited Condensed Consolidated Balance Sheets. The fair value of the award, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the performance-based restricted stock awards described above.

A summary of the Company’s performance-based restricted stock unit awards for the nine months ended September 30, 2011 is as follows:

Units
Non-vested at January 1, 2011	38,530
Granted	31,125
Forfeited	(2,220)

Non-vested at September 30, 2011	67,435

Expected to vest at September 30, 2011	14,661

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

Restricted Stock – Time-Based Awards

The Company awards time-based restricted stock that vest three years from the date of grant, subject to the respective recipient remaining employed by the Company on that date. During the nine months ended September 30, 2011, the Company awarded time-based restricted stock with a vesting period of one year to its chief executive officer in connection with achievement of financial performance criteria in 2010 under the Company’s high-performance annual incentive program.

A summary of the Company’s time-based restricted stock awards for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	99,025	$32.67
Granted - one year vesting	2,767	$36.51
Granted - three year vesting	60,825	$36.51
Vested	(15,575)	$58.51
Forfeited	(1,920)	$32.85

Nonvested at September 30, 2011	145,122	$31.59

Expected to vest at September 30, 2011	124,242

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

	Nine Months Ended September 30,
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

A summary of the Company’s time-based restricted stock unit awards for the first nine months of 2011 is as follows:

Units
Nonvested at January 1, 2011	13,850
Granted	9,095
Forfeited	(800)

Nonvested at September 30, 2011	22,145

Expected to vest at September 30, 2011	20,240

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

Note 14 – Reportable Segments

The Company is organized into three segments: Engineered Materials, Specialty Chemicals and Battery Technologies. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. General and administrative expenses not allocated to the segments are included in Corporate in the segment table set forth below.

As a result of the acquisition of VAC Holding, the Company’s segment formerly known as Advanced Materials was re-named Engineered Materials. The Engineered Materials segment consists of the Company’s existing Advanced Materials business and Magnetic Technologies as they will be managed as one segment. Advanced Materials includes Inorganics, the DRC smelter joint venture and metal resale. Advanced Materials manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramic and chemical end markets. Magnetic Technologies consists of the VAC Holding business. Magnetic Technologies manufactures advanced cores and components, materials and parts, permanent magnets and magnet systems for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution markets.

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

The Company has manufacturing and other facilities in North America, Europe, Africa and Asia-Pacific, and the Company markets its products worldwide. Further, approximately 8% of the Company’s investment in property, plant and equipment is located in the DRC, where the Company operates a smelter through a 55%-owned joint venture.

Total assets have increased to $2,892.8 million at September 30, 2011 from $1,772.7 million at December 31, 2010. The increase is primarily the result of the acquired assets of VAC Holdings, which were $1,257.7 million at the August 2, 2011 acquisition date.

The following table reflects the results of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Business Segment Information
Net Sales
Engineered Materials (b)	$260,164	$148,455	$605,450	$468,685
Specialty Chemicals	120,622	113,337	369,954	352,786
Battery Technologies (a)	34,678	35,720	101,497	82,723
Intersegment items	(407)	(290)	(977)	(676)

	$415,057	$297,222	$1,075,924	$903,518

Operating profit (loss)
Engineered Materials (b)(c)	$(57,134)	$28,332	$(8,153)	$74,925
Specialty Chemicals (e)	24,719	12,409	56,311	47,961
Battery Technologies (a)	3,742	3,068	12,567	1,974
Corporate (d)	(16,720)	(8,964)	(40,341)	(27,809)

	(45,393)	34,845	20,384	97,051

Interest expense	(8,512)	(1,481)	(11,327)	(3,794)
Interest income	294	255	981	641
Foreign exchange gain (loss)	7,425	(688)	7,264	(8,088)
Other, net	(547)	183	(876)	(210)

	(1,340)	(1,731)	(3,958)	(11,451)

Income (loss) from continuing operations before income tax expense	$(46,733)	$33,114	$16,426	$85,600

Expenditures for property, plant & equipment
Engineered Materials (b)	$8,167	$2,198	$13,332	$8,847
Specialty Chemicals	4,100	1,427	9,102	2,919
Battery Technologies (a)	1,693	1,576	3,971	4,237

	$13,960	$5,201	$26,405	$16,003

Depreciation and amortization
Engineered Materials (b)	$12,563	$5,117	$22,786	$15,278
Specialty Chemicals	5,624	5,456	17,044	17,303
Battery Technologies (a)	2,071	2,588	7,059	6,749
Corporate	105	179	375	856

	$20,363	$13,340	$47,264	$40,186

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.
(b)	Includes activity of Magnetic Technologies since the acquisition of VAC Holding on August 2, 2011 and the Company’s exisiting Advanced Materials business.
(c)	Includes a $62.4 million lower of cost or market charge and a $31.1 million charge related to purchase accounting as inventory on-hand as of the VAC Holding acquisition date was sold in the ordinary course of business.
(d)	Includes $8.8 million and $12.8 million of VAC Holding acquisition-related fees and expenses in the three and nine months ended September 30, 2011.
(e)	Includes a $9.7 million gain for the sale of land at the Manchester, England manufacturing facility in the three and nine months ended September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

OM Group, Inc. is a global solutions provider of engineered materials, specialty chemicals, electrochemical energy storage, and technologies crucial to enabling its customers to meet increasingly stringent market and application requirements. The Company is executing a strategy to grow through continued product innovation, as well as tactical and strategic acquisitions. The strategy is part of a process to leverage the Company’s core strengths in developing and producing value-added specialty products for dynamic markets while reducing the impact of metal price volatility on financial results. The strategy is designed to allow the Company to deliver sustainable and profitable volume growth in order to drive consistent financial performance and enhance the Company’s ability to continue to build long-term shareholder value.

On August 2, 2011, the Company completed the acquisition of the outstanding equity interests in VAC Holding for $812.0 million. VAC Holding employs approximately 4,500 people in its three businesses: Cores and Components, Materials and Parts and Permanent Magnets. VAC Holding has production facilities in Germany, Slovakia, Finland, China and Malaysia and is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. As a result of the acquisition of VAC Holding, the Company’s segment formerly known as Advanced Materials was re-named Engineered Materials. The Engineered Materials segment will include the Company’s existing Advanced Materials business and Magnetic Technologies, as they will be managed as one segment. Magnetic Technologies consists of VAC Holding.

On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC which is operated and reported within the Battery Technologies segment. The results of operations of EaglePicher Technologies have been included in the results of the Company from the date of acquisition.

Segments

The Company is organized into three segments: Engineered Materials, Specialty Chemicals and Battery Technologies. Engineered Materials is comprised of Advanced Materials and Magnetic Technologies. The Specialty Chemicals segment is comprised of Electronic Chemicals, Advanced Organics, Ultra Pure Chemicals (“UPC”) and Photomasks. The Battery Technologies segment is comprised of EaglePicher Technologies.

The Engineered Materials segment consists of the following:

Advanced Materials: Advanced Materials consists of Inorganics, a joint venture that operates a smelter in the Democratic Republic of Congo (“DRC”) and metal resale. Advanced Materials manufactures inorganic products using unrefined cobalt and other metals and serves the battery materials, powder metallurgy, ceramics and chemical end markets by providing products with functional characteristics critical to the success of the Company’s customers. These products improve the capacity of rechargeable batteries used in portable electronic devices such as cellular phones, video cameras, portable computers and power tools as well as various types of electric vehicles. The smelter joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited (“GTL”)) is consolidated in the Company’s financial statements because the Company has a controlling interest in the joint venture. The GTL smelter is a primary source of the Company’s cobalt raw material feed.

Magnetic Technologies: Magnetic Technologies is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. Through its three businesses, Cores and Components, Materials and Parts and Permanent Magnets, Magnetic Technologies manufactures advanced cores and components, materials and parts, permanent magnets and magnet systems.

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

Key Market Factors Affecting Engineered Materials Operations

The Engineered Material’s business is critically connected to both the availability and price of raw materials. The primary raw material used by Advanced Materials is unrefined cobalt. The Company’s unrefined cobalt is obtained as a by-product of another metal (typically copper or nickel) and from recycled material. Cobalt raw materials include ore, concentrate, slag, scrap and metallic feed. The cost of the Company’s raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand, including demand in developing countries such as China, have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The GTL smelter in the DRC is a primary source for the Company’s cobalt raw material feed. After smelting in the DRC, cobalt/copper white alloy is sent to the Company’s refinery in Kokkola, Finland.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. During 2011, there has been constraint in the supply of rare earth materials, resulting in significant increases in the costs of rare earth materials which are used by Magnetic Technologies. Rare earth materials are found in only a few parts of the world and are available from a limited number of suppliers, primarily in China. Supply of rare earth materials is expected to increase when additional sources outside of China become available.

The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of the raw material. During periods of rapidly changing metal prices, however, there may be price lags that can impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Fluctuations in the price of cobalt, nickel and rare earth materials have historically been significant and the Company believes that price fluctuations are likely to continue in the future. Fluctuations in the price of raw materials can also impact the short-term profitability and cash flow from operations of the Company both positively and negatively. Declines in the selling prices of the Company’s finished goods, which can result from decreases in the market price of raw materials or other factors, can result in the Company’s inventory carrying value being written down to a lower market value.

Executive Overview

The Company is providing operating profit - adjusted for special items, a non-GAAP financial measure that the Company’s management believes is an important metric in evaluating the performance of the Company’s business. The table below presents a reconciliation of the Company’s U.S. GAAP operating profit (loss) as reported to non-GAAP operating profit - adjusted for special items. The Company believes that the non-GAAP financial measures presented in the table facilitate a comparative assessment of the Company’s operating performance and will enhance investors’ understanding of the performance of the Company’s operations during 2011 and of the comparability of the 2011 results to the results of the relevant prior period. Such non-GAAP financial measures are unique to the Company and may not be employed by other companies. The non-GAAP financial information set forth in the table below should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

	Third Quarter of 2011
(in thousands)	Engineered Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(57,134)	$24,719	$3,742	$(16,720)	$(45,393)
Special items - (income) expense:
Lower of cost or market charge	62,444	—	—	—	62,444
Inventory step-up recognized	31,073	—	—	—	31,073
Acquisition-related fees	2,355	—	—	8,800	11,155
Gain on sale of land	—	(9,693)	—	—	(9,693)

Operating profit - excluding special items	$38,738	$15,026	$3,742	$(7,920)	$49,586

	Third Quarter of 2010
(in thousands)	Engineered Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit - as reported	$28,332	$12,409	$3,068	$(8,964)	$34,845
Special items - (income) expense:
Restructuring	—	1,069	—	—	1,069
Purchase accounting - EaglePicher acquisition	—	—	138	—	138

Operating profit - excluding special items	$28,332	$13,478	$3,206	$(8,964)	$36,052

As discussed above, the Company completed the acquisition of VAC Holding on August 2, 2011. From the date of acquisition, VAC Holding contributed revenues of $106.6 million and an operating loss of $77.9 million, which includes a $93.5 million of charges as a result of purchase accounting and the volatility of rare earth material prices. During the third quarter of 2011, $31.1 million of the estimated fair value step-up was recognized in cost of products sold as inventory on-hand as of the acquisition date was sold in the ordinary course of business. In addition, at September 30, 2011, the Company recognized a charge of $62.4 million to reduce the carrying value of inventory to market. Excluding the $93.5 million of charges related to the step-up of inventory to fair value and the $2.4 million of acquisition-related fees, VAC Holding contributed operating profit of $18.0 million. Excluding the VAC Holding acquisition, Engineered Materials experienced lower product selling prices as a result of the decrease in the average cobalt reference price in 2011 compared with 2010, increased process-based material costs, unfavorable foreign currency exchange rates and higher manufacturing and distribution costs. These items were partially offset by increased sales volume in the third quarter of 2011 compared with the comparable 2010 period. The $9.7 million gain recognized on the sale of land at the Manchester, England manufacturing facility and favorable sales volume resulted in increased operating profit in Specialty Chemicals in the third quarter of 2011 compared to the third quarter of 2010. Improved operating profit in Battery Technologies for the third quarter 2011 compared to the third quarter of 2010 was primarily due to favorable price/mix.

Consolidated Results of Operations

Consolidated results of operations are set forth below and are followed by a more detailed discussion of each segment.

Third Quarter of 2011 Compared With Third Quarter of 2010

	Three Months Ended September 30,
(in thousands & percent of net sales)	2011		2010
Net sales	$415,057		$297,222
Cost of products sold (excluding lower of cost or market charge)	335,871		222,941
Lower of cost or market charge	62,444		—

Gross profit	16,742	4.0%	74,281	25.0%
Selling, general and administrative expenses	71,828	17.3%	39,436	13.3%
Gain on sale of land	(9,693)		—

Operating profit (loss)	(45,393)	-10.9%	34,845	11.7%
Other expense, net	(1,340)		(1,731)

Income (loss) from continuing operations before income tax expense	(46,733)		33,114
Income tax expense	(18,421)		(9,159)

Income (loss) from continuing operations, net of tax	(65,154)		23,955
Income from discontinued operations, net of tax	234		1,003

Consolidated net income (loss)	(64,920)		24,958
Net (income) loss attributable to the noncontrolling interest	(3,334)		(757)

Net income (loss) attributable to OM Group, Inc.	$(68,254)		$24,201

Earnings per common share - assuming dilution:

Net income (loss) attributable to OM Group, Inc. common shareholders	$(2.17)		$0.79

Weighted average shares outstanding - assuming dilution	31,382		30,560

The Company is including certain non-GAAP financial measures, including income (loss) from continuing operations attributable to OM Group, Inc. and earnings per common share - assuming dilution, both as adjusted for special items. “Income from continuing operations attributable to OM Group, Inc. - as adjusted for special items” is a non-GAAP financial measure that the Company’s management uses as an important metric in evaluating the performance of the Company’s business. The table below presents a reconciliation of the Company’s GAAP results, as reported (both net income (loss) attributable to OM Group, Inc. and income (loss) from continuing operations attributable to OM Group, Inc.), to its non-GAAP results after adjusting for the special items shown. The Company believes that the non-GAAP financial measure presented in the table facilitates a comparative assessment of the Company’s operating performance and will enhance investors’ understanding of the performance of the Company’s operations during 2011 and of the comparability of the 2011 results to the results of the relevant prior period. Such non-GAAP financial measures are unique to the Company and may not be employed by other companies. The non-GAAP financial information set forth in the table below should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
(in thousands, except per share data)	$	Diluted EPS	$	Diluted EPS
Net income (loss) attributable to OM Group, Inc. - as reported	$(68,254)	$(2.17)	$24,201	$0.79
Less: Income from discontinued operations, net of tax	234	0.01	1,003	0.03

Income (loss) from continuing operations, net of tax, attributable to OM Group, Inc. - as reported	$(68,488)	$(2.18)	$23,198	$0.76
Special items (net of tax) - income (expense):
Charges related to VAC inventory step-up, net of tax	(66,181)	(2.10)	—	—
Effect of applying annual effective rate to actual year-to-date pre-tax income	(45,304)	(1.44)
Fees and expenses related to the VAC acquisition	(10,045)	(0.32)	—	—
Gain on sale of land	8,568	0.27	—	—
Restructuring charges	—	—	(1,069)	(0.04)
Purchase accounting - EaglePicher Technologies acquisition	—	—	(138)	—
Adjustment of allowance on GTL’s prepaid tax asset (OMG’s 55% share)	3,424	0.11	—	—
Other discrete tax items, net	1,031	0.03	329	0.01

Income from continuing operations, net of tax, attributable to OM Group, Inc. - as adjusted for special items	$40,019	$1.27	$24,076	$0.79

Weighted average shares outstanding - diluted		31,552		30,560

The following table identifies, by segment, the components of change in net sales for the third quarter of 2011 compared with the third quarter of 2010 (in thousands):

2010 Net Sales	$297,222
Increase in 2011 from:
Engineered Materials	111,709
Specialty Chemicals	7,285
Battery Technologies	(1,042)
Intersegment items	(117)

2011 Net Sales	$415,057

Net sales increased $117.8 million, or 40%, primarily due to the VAC Holding acquisition ($106.6 million). Excluding the VAC Holding acquisition, Engineered Materials net sales benefited from increased cobalt volume ($12.2 million) and increased copper by-product sales ($4.2 million) due to the higher average copper price in the third quarter of 2011 compared with the third quarter of 2010, partially offset by lower product selling prices ($8.2 million). The average cobalt reference price decreased from $18.10 in the third quarter of 2010 to $16.13 in the third quarter of 2011. Engineered Materials also experienced a decrease in cobalt metal resale ($3.3 million) due to the decrease in the average cobalt reference price and decreased volume. Specialty Chemicals net sales were favorably impacted by foreign currency ($3.6 million), favorable selling price/mix ($1.5 million) and improved volume ($1.4 million). Battery Technologies decreased volume ($0.8 million) contributed to its decrease in sales.

Gross profit decreased to $16.7 million in the third quarter of 2011 compared with $74.3 million in the third quarter of 2010, primarily due to $93.5 million of charges related to VAC Holding inventory discussed below. In Engineered Materials, excluding the VAC Holding acquisition, gross profit decreased primarily due to unfavorable selling price ($4.7 million), higher process-based material costs ($3.6 million) and higher manufacturing and distribution expenses ($1.2 million), partially offset by increased cobalt volume ($3.3 million) in the third quarter of 2011 compared to the 2010 period. In the Specialty Chemicals segment, gross profit was impacted by increased volume, partially offset by unfavorable manufacturing and distribution expenses ($0.3 million). In Battery Technologies, gross profit was positively affected by favorable price/mix ($2.4 million) in the third quarter of 2011 compared to the third quarter of 2010.

As part of the allocation of the purchase price of VAC Holding to the acquired assets and liabilities, the Company recorded a step-up of inventory to its estimated fair value on the date of acquisition. Acquired inventory with a book value of $191.2 million on the date of acquisition was estimated to have a fair value of $359.3 million. The $168.1 million step-up of inventory was primarily due to (i) the fair value as determined by August 2, 2011 market prices of certain rare earth materials, primarily dysprosium and neodymium, compared to book value as of the acquisition date and; (ii) acquired work-in-process and finished goods which are required to be valued at their net realizable value less costs to complete and sell the inventory. During the third quarter of 2011, $31.1 million of the estimated fair value step-up was recognized in cost of products sold as inventory on-hand as of the acquisition date was sold in the ordinary course of business. In addition, at September 30, 2011, the Company recognized a charge of $62.4 million to reduce the carrying value of inventory to market. The impact of the step-up being recognized in cost of products sold and the charge to reduce the carrying value of inventory to market, totaling $93.5 million, are included in the Company’s results of operations for the third quarter of 2011. The remaining net $74.6 million inventory step-up will be recognized in cost of products sold as inventory on-hand on the acquisition date is sold in the ordinary course of business in the remainder of 2011 and in 2012. The lower of cost or market charge resulted from raw materials, primarily metals and rare earth materials, being written up to market prices on August 2, 2011. Since these raw materials will be used in production rather than sold at market prices as of the acquisition date, and since the selling prices of manufactured products is generally based on an average price of raw materials over a period of time rather than at a specific point in time, the Company recorded a lower of cost or market charge to write-down the value of its raw materials to the lower of cost or market.

Selling, general and administrative expenses (“SG&A”) increased to $71.8 million in the third quarter of 2011, compared with $39.4 million in the third quarter of 2010. The increase in SG&A was primarily due to the SG&A of Magnetic Technologies of $25.6 million and $8.8 million in fees and expenses related to the VAC Holding acquisition recognized in Corporate.

During the third quarter of 2011, the Company completed the sale of land at the Manchester, England manufacturing facility for $9.7 million and recognized a pre-tax gain on the sale of the property of $9.7 million.

The following table identifies, by segment, the components of change in operating profit (loss) for the third quarter of 2011 compared with the third quarter of 2010 (in thousands):

2010 Operating Profit	$34,845
Increase (decrease) in 2011 from:
Engineered Materials	(85,466)
Specialty Chemicals	12,310
Battery Technologies	674
Corporate	(7,756)

2011 Operating Loss	$(45,393)

The change in operating profit (loss) for the third quarter of 2011 as compared to the third quarter of 2010 was due to the factors discussed above.

The following table summarizes the components of Other expense, net (in thousands):

	Three Months Ended September 30,
	2011	2010
Interest expense	$(8,512)	$(1,481)
Interest income	294	255
Foreign exchange gain (loss)	7,425	(688)
Other, net	(547)	183

	$(1,340)	$(1,731)

The increase in interest expense is due to borrowings under the Senior Secured Credit Facility to (i) finance a portion of the purchase price of VAC Holding, (ii) repay existing indebtedness of the Company under its former revolving credit facility, (iii) repay VAC Holding’s indebtedness outstanding on the date of the acquisition on behalf of the seller, (iv) pay certain fees and expenses in connection with the VAC Holding acquisition and will be used to fund working capital and for general corporate purposes as needed.

The foreign exchange gain is primarily related to movements in exchange rates (primarily the Euro) and the resulting impact on the revaluation of non-functional currency cash and debt balances held at foreign sites, primarily Euro-denominated debt.

The change in income (loss) from continuing operations before income tax expense for the third quarter of 2011 compared with the third quarter of 2010 was due to the factors discussed above.

The Company recorded income tax expense of $18.4 million on loss from continuing operations before income tax expense of $46.7 million for the three months ended September 30, 2011, resulting in an effective income tax rate of -39.4%. The effective income tax rate for the three months ended September 30, 2011 includes significant discrete items and the acquisition of VAC Holding. In the three months ended September 30, 2011, the Company recorded total discrete tax benefit of $7.3 million related primarily to a partial reversal of an allowance against the GTL prepaid tax asset previously impaired and to the tax benefits of a post-acquisition tax restructuring of VAC Holding. Without discrete items, the effective income tax rates for the three months ended September 30, 2011 would have been -54.9%. Excluding the discrete items and the impact of VAC Holding, the effective income tax rates for the three months ended September 30, 2011 would have been 12.6%. Without discrete items, the effective income tax rate for the three months ended September 30, 2010 would have been 27.7%. VAC Holding’s impact on the effective tax rate is primarily attributable to the impact on income tax expense of charges related to the step-up to fair value of inventory (see discussion in Note 3 and Note 4) and acquisition-related expenses.

The effective income tax rate excluding discrete items and the impact of VAC Holding for the three months ended September 30, 2011 is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure and the effect of foreign currency translation, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In addition, in the three months ended September 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses. The effective income tax rate excluding discrete items for the three months ended September 30, 2010 is lower than the U.S. statutory rate due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure, the effect of foreign currency translation and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The decrease in the effective income tax rates excluding discrete items and the impact of VAC Holding in the three months ended September 30, 2011 compared with the three months ended September 30, 2010 is primarily due to the impact of foreign currency exchange rate movements and the benefits of tax efficient financing. In the third quarter of 2011, the weakening U.S. dollar against the Euro resulted in foreign exchange losses on the statutory tax books on U.S. dollar denominated cash balances, resulting in lower accrued income tax liabilities and a lower effective income tax rate; the opposite occurred in the 2010 period, when the U.S. dollar strengthened against the Euro.

Income from discontinued operations in the third quarter of 2011 was primarily due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Income from discontinued operations in the third quarter of 2010 was primarily due to a $1.6 million tax benefit related to a prior period error, partially offset by translation adjustments of retained liabilities of businesses sold denominated in a foreign currency.

Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net income attributable to the noncontrolling interest was $3.3 million in the third quarter of 2011 compared with $0.8 million in the third quarter of 2010. The change was due to the reversal of $6.2 million of the reserve against prepaid tax credits.

Loss from continuing operations attributable to OM Group, Inc. was $-68.5 million, or $2.18 per diluted share, in the third quarter of 2011 compared with income from continuing operations attributable to OM Group, Inc. of $23.2 million, or $.76 per diluted share, in the third quarter of 2010.

Net loss attributable to OM Group, Inc. was $68.3 million, or $2.17 per diluted share, in the third quarter of 2011 compared with net income attributable to OM Group, Inc. of $24.2 million, or $0.79 per diluted share, in the third quarter of 2010. The increases were due primarily to the aforementioned factors.

First Nine Months of 2011 Compared With First Nine Months of 2010

	Nine Months Ended September 30,
(thousands of dollars & percent of net sales)	2011		2010
Net sales	$1,075,924		$903,518
Cost of products sold (excluding lower of cost or market charge)	841,194		689,425
Lower of cost or market charge	62,444		—

Gross profit	172,286	16.0%	214,093	23.7%
Selling, general and administrative expenses	161,595	15.0%	117,042	13.0%
Gain on sale of land	(9,693)		—

Operating profit	20,384	1.9%	97,051	10.7%
Other expense, net	(3,958)		(11,451)

Income from continuing operations before income tax expense	16,426		85,600
Income tax expense	(24,497)		(31,791)

Income (loss) from continuing operations, net of tax	(8,071)		53,809
Income (loss) from discontinued operations, net of tax	(95)		622

Consolidated net income (loss)	(8,166)		54,431
Net (income) loss attributable to the noncontrolling interest	(4,816)		5,159

Net income (loss) attributable to OM Group, Inc.	$(12,982)		$59,590

Earnings per common share - assuming dilution:

Net income (loss) attributable to OM Group, Inc. common shareholders	$(0.42)		$1.95

Weighted average shares outstanding - assuming dilution	30,817		30,535

The Company is including certain non-GAAP financial measures, including income from continuing operations attributable to OM Group, Inc. and earnings per common share - assuming dilution, both as adjusted for special items. “Income from continuing operations attributable to OM Group, Inc. - as adjusted for special items” is a non-GAAP financial measure that the Company’s management uses as an important metric in evaluating the performance of the Company’s business. The table below presents a reconciliation of the Company’s GAAP results, as reported (both net income attributable to OM Group, Inc. and income from continuing operations attributable to OM Group, Inc.), to its non-GAAP results after adjusting for the special items shown. The Company believes that the non-GAAP financial measure presented in the table facilitates a comparative assessment of the Company’s operating performance and will enhance investors’ understanding of the performance of the Company’s operations during 2011 and of the comparability of the 2011 results to the results of the relevant prior period. Such non-GAAP financial measures are unique to the Company and may not be employed by other companies. The non-GAAP financial information set forth in the table below should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
(in thousands, except per share data)	$	Diluted EPS	$	Diluted EPS
Net income (loss) attributable to OM Group, Inc. - as reported	$(12,982)	$(0.42)	$59,590	$1.95
Less: Income (loss) from discontinued operations, net of tax	(95)	—	622	0.02

Income (loss) from continuing operations, net of tax, attributable to OM Group, Inc. - as reported	$(12,887)	$(0.42)	$58,968	$1.93
Special items (net of tax) - income (expense):
Charges related to VAC inventory step-up, net of tax	(66,181)	(2.14)	—	—
Effect of applying annual effective rate to actual year-to-date pre-tax income	(45,304)	(1.46)	—	—
Fees and expenses related to the VAC acquisition	(14,045)	(0.45)	—	—
Gain on sale of land	8,568	0.27	—	—
Restructuring charges	(507)	(0.02)	(1,956)	(0.06)
Purchase accounting - EaglePicher Technologies acquisition	—	—	(2,748)	(0.09)
Adjustment of allowance on GTL’s prepaid tax asset (OMG’s 55% share)	3,424	0.11	(6,306)	(0.21)
Other discrete tax items, net	3,050	0.10	4,201	0.14

Income from continuing operations, net of tax, attributable to OM Group, Inc. - as adjusted for special items	$98,108	$3.17	$65,777	$2.15

Weighted average shares outstanding - diluted		30,993		30,535

The following table identifies, by segment, the components of change in net sales for the first nine months of 2011 compared with the first nine months of 2010 (in thousands):

2010 Net Sales	$903,518
Increase in 2011 from:
Engineered Materials	136,765
Specialty Chemicals	17,168
Battery Technologies	18,774
Intersegment items	(301)

2011 Net Sales	$1,075,924

Net sales increased $172.4 million, or 19%, primarily due to the VAC Holding acquisition ($106.6 million). Engineered Materials, excluding the VAC Holding acquisition, experienced increased cobalt volume ($37.5 million) and higher copper by-product sales ($20.9 million) due to the higher average copper price in the first nine months of 2011 compared with the first nine months of 2010 and increased volume. The average cobalt reference price decreased from $20.11, $19.36 and $18.10 in the first, second and third quarters of 2010, respectively, to $18.38, $17.05 and $16.13 in the first, second and third quarters of 2011, respectively, which resulted in unfavorable product selling prices ($23.4 million) in Engineered Materials, excluding the VAC Holding acquisition. Engineered Materials, excluding the VAC Holding acquisition, was also impacted by a decrease in cobalt metal resale ($9.1 million). Favorable foreign currency ($8.9 million) and volume ($6.6 million) positively affected Specialty Chemicals in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. A full nine months of sales for Battery Technologies in the 2011 period compared to eight months of sales in the 2010 period ($10.1 million) and improved volume ($6.0 million) contributed to the increase in sales.

Gross profit decreased to $172.3 million in the first nine months of 2011 compared with $214.1 million in the first nine months of 2010, primarily due to $93.5 million of charges related to VAC Holding inventory discussed below. In Engineered Materials, excluding the VAC Holding acquisition, gross profit increased due to increased cobalt volume ($17.0 million) in the first nine months of 2011 compared to the comparable 2010 period and a $6.6 million increase in profit associated with copper by-product sales due to both higher price and increased volume. These improvements to gross profit in Engineered Materials, excluding the VAC Holding acquisition, were partially offset by a decrease in the average cobalt reference price in the first nine months of 2011 compared with the first nine months of 2010, which resulted in lower product selling prices ($14.7 million), and higher process-based material costs ($11.9 million). In the Specialty Chemicals segment, gross profit was impacted by unfavorable price/mix ($8.5 million) partially offset by increased volume ($3.7 million) and favorable manufacturing and distribution expenses ($3.5 million). In Battery Technologies, gross profit was positively affected by 2010 purchase price adjustments that did not recur ($3.2 million), income from sales of recycled material ($3.1 million) and favorable price/mix ($2.8 million) in the first nine months of 2011 compared to the first nine months of 2010.

As discussed under “Third Quarter of 2011 Compared With Third Quarter of 2010” above, the Company recorded a step-up to record the VAC Holding acquired inventory at its estimated fair value on the date of acquisition. During the first nine months of 2011, $31.1 million of the estimated fair value step-up was recognized in cost of products sold as inventory on-hand as of the acquisition date was sold in the ordinary course of business. In addition, at September 30, 2011, the Company recognized a charge of $62.4 million to reduce the carrying value of inventory to market. The impact of the step-up being recognized in cost of products sold and the charge to reduce the carrying value of inventory to market, totaling $93.5 million, are included in the Company’s results of operations for the first nine months of 2011. The remaining net $74.6 million inventory step-up will be recognized in cost of products sold as inventory on-hand on the acquisition date is sold in the ordinary course of business in the remainder of 2011 and in 2012.

SG&A increased to $161.6 million in the first nine months of 2011, compared with $117.0 million in the first nine months of 2010. The $44.6 million increase was primarily due to SG&A of VAC Holding of $25.6 million, and $12.8 million in fees related to the VAC Holding acquisition recognized in Corporate, partially offset by a $1.2 million insurance recovery related to environmental remediation at the Company’s closed manufacturing site in Newark, New Jersey. The first nine months of 2010 included $2.2 million in fees related to the acquisition of EaglePicher Technologies.

During the first nine months of 2011, the Company completed the sale of land at the Manchester, England manufacturing facility for $9.7 million and recognized a pre-tax gain on the sale of the property of $9.7 million.

The following table identifies, by segment, the components of change in operating profit for the first nine months of 2011 compared with the first nine months of 2010 (in thousands):

2010 Operating Profit	$97,051
Increase (decrease) in 2011 from:
Engineered Materials	(83,078)
Specialty Chemicals	8,350
Battery Technologies	10,593
Corporate	(12,532)

2011 Operating Profit	$20,384

The change in operating profit for the first nine months of 2011 as compared to the first nine months of 2010 was due to the factors discussed above.

The following table summarizes the components of Other expense, net (in thousands):

	Nine Months Ended September 30,
(In thousands)	2011	2010
Interest expense	$(11,327)	$(3,794)
Interest income	981	641
Foreign exchange gain (loss)	7,264	(8,088)
Other expense, net	(876)	(210)

	$(3,958)	$(11,451)

The increase in interest expense is due to borrowings under the Senior Secured Credit Facility to (i) finance a portion of the purchase price of VAC Holding, (ii) repay existing indebtedness of the Company under its former revolving credit facility, (iii) repay VAC Holding’s indebtedness outstanding on the date of the acquisition on behalf of the seller, (iv) pay certain fees and expenses in connection with the VAC Holding acquisition and (v) fund working capital and for general corporate purposes. The foreign exchange gain in the first nine months of 2011 is primarily related to movements in exchange rates (primarily the Euro) and the resulting impact on the revaluation of non-functional currency cash and debt balances held at foreign sites, primarily Euro-denominated debt. The foreign exchange loss in the first nine months of 2010 was primarily related to the revaluation of non-functional currencies cash balances due to changes in exchange rates (primarily the Euro and the Malaysian Ringgit).

The change in income from continuing operations before income tax expense for the first nine months of 2011 compared with the first nine months of 2010 was due to the factors discussed above.

The Company recorded income tax expense of $24.5 million on income from continuing operations before income tax expense of $16.4 million for the nine months ended September 30, 2011, resulting in an effective income tax rate of 149.1%. The effective income tax rates for the nine months ended September 30, 2011 is affected by significant discrete items and the acquisition of VAC Holding. In the nine months ended September 30, 2011, the Company recorded total discrete tax benefits of $9.5 million. Without the discrete items, the effective income tax rates for the nine months ended September 30, 2011 would have been 206.9%. Excluding the discrete items and the impact of VAC Holding, the effective income tax rates for the nine months ended September 30, 2011 would have been 12.9%. Without discrete items, the effective income tax rate for the nine months ended September 30, 2010 would have been 30.0%. VAC Holding’s impact on the effective tax rate is primarily attributable to the impact on income tax expense of charges related to the step-up to fair value of inventory (see discussion in Note 3 and Note 4) and acquisition-related expenses.

The effective income tax rate excluding discrete items and the impact of VAC Holding for the nine months ended September 30, 2011 is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure and the effect of foreign currency translation, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In addition, in the nine months ended September 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses. See Note 10 for further discussion of the discrete tax items. The effective income tax rate excluding discrete items for the nine months ended September 30, 2010 is lower than the U.S. statutory rate due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure, the effect of foreign currency translation and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The effective tax rate for the nine months ending September 30, 2010 is higher than the US statutory rates due to the GTL discrete items discussed above. The decrease in the effective income tax rates excluding discrete items and the impact of VAC Holding in the nine months ended September 30, 2011 compared with the 2010 period is primarily due to the impact of foreign currency exchange rate movements, and the benefits of tax efficient financing. In the first nine months of 2011, the weakening U.S. dollar against the Euro resulted in foreign exchange losses on the statutory tax books on U.S. dollar denominated cash balances, resulting in lower accrued income tax liabilities and a lower effective income tax rate; the opposite occurred in the 2010 period, when the U.S. dollar strengthened against the Euro.

Loss from discontinued operations in the first nine months of 2011 was due to translation adjustments of retained liabilities of businesses sold denominated in a foreign currency. Income from discontinued operations in the first nine months of 2010 was primarily due to a $1.6 million tax benefit related to a prior period error, partially offset by a $1.2 million increase in a tax contingency accrual.

Net (income) loss attributable to the noncontrolling interest relates to GTL. Since the joint venture is consolidated, the noncontrolling interest is part of total income from continuing operations. Net (income) loss attributable to the noncontrolling interest removes the income (loss) not attributable to OM Group, Inc. Net income attributable to the noncontrolling interest was $4.8 million in first nine months of 2011 compared with net loss attributable to the noncontrolling interest of $5.2 million in the first nine months of 2010. The first nine months of 2011 includes the reversal of a portion of the allowance against GTL’s prepaid tax asset and the benefit of increased deliveries due to timing of arrivals of cobalt raw material to the Kokkola refinery from the DRC smelter in the first nine months of 2010 compared to the first nine months of 2011. The first nine months of 2010 included costs associated with the maintenance shutdown of the GTL smelter ($5.7 million) and discrete tax items at GTL.

Loss from continuing operations attributable to OM Group, Inc. was $12.9 million, or $0.42 per diluted share, in the first nine months of 2011 compared with income from continuing operations attributable to OM Group, Inc. of $59.0 million, or $1.93 per diluted share, in the first nine months of 2010. The increase was due primarily to the aforementioned factors.

Net loss attributable to OM Group, Inc. was of $13.0 million, or $0.42 per diluted share, in the first nine months of 2011 compared with net income attributable to OM Group, Inc. of $59.6 million, or $1.95 per diluted share, in the first nine months of 2010. The increase was due primarily to the aforementioned factors.

Segment Results and Corporate Expenses

Engineered Materials

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2011	2010	2011	2010
Net sales	$260.2	$148.5	$605.5	$468.7

Operating profit (loss)	$(57.1)	$28.3	$(8.2)	$74.9

The following table reflects the Engineered Materials volumes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volumes (metric tons)
Product sales volume - Advanced Materials *	3,926	3,672	11,745	10,778
Other sales volume (cobalt metal resale and by-product sales) - Advanced Materials	3,266	2,422	10,943	8,307
Cobalt refining volume - Advanced Materials	2,740	2,578	7,678	6,851

*	Excludes cobalt metal resale and by-product sales.

The following table summarizes the Engineered Materials percentage of sales dollars by end market for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (b)	2010	2011 (b)	2010
Battery Materials	26%	42%	33%	41%
Chemical	8%	13%	11%	13%
Powder Metallurgy	8%	16%	11%	13%
Ceramics	3%	6%	5%	5%
Automotive and Transportation	9%	n/a	4%	n/a
Energy	11%	n/a	4%	n/a
Industry	14%	n/a	6%	n/a
Other - Advanced Materials (a)	14%	23%	23%	28%
Other - Magnetic Technologies	7%	n/a	3%	n/a

(a)	Other includes cobalt metal resale and copper by-product sales.
(b)	Includes VAC Holding since the acquisition date.

The following table summarizes the percentage of sales dollars by region for Engineered Materials for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (a)	2010	2011 (a)	2010
Americas	14%	11%	13%	13%
Asia	39%	48%	34%	47%
Europe	47%	41%	53%	40%

(a)	Includes VAC Holding since the acquisition date.

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2011	2010
First Quarter	$18.38	$20.11
Second Quarter	$17.05	$19.36
Third Quarter	$16.13	$18.10
Fourth Quarter	n/a	$17.41
Full Year	n/a	$18.74

The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2011	2010
First Quarter	$4.37	$3.29
Second Quarter	$4.14	$3.18
Third Quarter	$4.08	$3.28
Fourth Quarter	n/a	$3.91
Full Year	n/a	$3.42

Net Sales

The following table identifies the components of change in net sales:

(in millions)	Three Months Ended September 30	Nine Months Ended September 30
2010 Net Sales	$148.5	$468.7
Increase (decrease) in 2011 from:
VAC Holding acquisition (a)	106.6	106.6
Selling price/mix	(8.2)	(23.4)
Cobalt volume	12.2	37.5
Cobalt metal resale	(3.3)	(9.1)
Copper by-product (price and volume)	4.2	20.9
Foreign currency	(3.1)	(4.2)
Other	3.3	8.5

2011 Net Sales	$260.2	$605.5

(a)	Includes activity since the acquisition of VAC Holding on August 2, 2011.

The net sales increases in the third quarter and the first nine months of 2011 were primarily due to the VAC Holding acquisition and increased cobalt volume and copper by-product sales in Engineered Materials excluding VAC Holding. The increase in cobalt volume was the result of increased demand. Demand increased across all Advanced Materials end markets in the first nine months of 2011 compared to the first nine months of 2010; demand in the third quarter of 2011 increased in battery materials and ceramics, partially offset by decreased demand in chemical and powder metallurgy. The increase in copper by-product sales in Advanced Materials was primarily due to the higher average copper price in 2011 compared with 2010 and increased volume. These increases were partially offset by the lower product selling prices in Engineered Materials, excluding the VAC Holding acquisition, resulting from the decrease in the average cobalt reference price in 2011 compared with 2010. The decrease cobalt metal resale was due to the decrease in the average cobalt reference price and decreased volume.

Operating Profit (Loss)

The following table identifies the components of change in operating profit:

(in millions)	Three Months Ended September 30	Nine Months Ended September 30
2010 Operating Profit	$28.3	$74.9
Increase (decrease) in 2011 from:
VAC Holding acquisition (a)	(77.9)	(56.4)
Price (including cobalt metal resale)	(4.7)	(14.7)
Volume (including cobalt metal resale)	3.3	17.0
Copper by-product (price and volume)	0.7	6.6
Process-based material costs	(3.6)	(11.9)
Foreign currency	(2.8)	(2.2)
Manufacturing and distribution expenses	(1.2)	0.6
SG&A expenses	1.9	(1.9)
Other	(1.1)	1.3

2011 Operating Profit (Loss)	$(57.1)	$13.3

(a)	Includes activity since the acquisition of VAC Holding on August 2, 2011.

The Company is including operating profit - adjusted for special items, a non-GAAP financial measure that the Company’s management believes is an important metric in evaluating the performance of the Company’s business. The table below presents a reconciliation of the Company’s GAAP operating profit (loss) as reported to non-GAAP operating profit - adjusted for special items. The Company believes that the non-GAAP financial measure presented in the table below facilitates a comparative assessment of the Company’s operating performance and will enhance investors’ understanding of the performance of the Company’s operations during 2011 and of the comparability of the 2011 results to the results of the relevant prior period. Such non-GAAP financial measures are unique to the Company and may not be employed by other companies. The non-GAAP financial information set forth in the table above should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Operating profit (loss) - as reported	$(57.1)	$28.3	$(8.2)	$74.9
Special items - (income) expense:
Lower of cost or market charge	62.4	—	62.4	—
Inventory step-up recognized in cost of goods sold	31.1	—	31.1	—
Acquisition related fees	2.4	—	2.4	—

Operating profit - excluding special items	$38.8	$28.3	$87.7	$74.9

The decrease in operating profit (loss) in the third quarter and first nine months of 2011 was primarily due to the Magnetic Technologies $77.9 million operating loss, which includes a $62.4 million lower of cost or market charge and a $31.1 million charge as inventory on-hand as of the acquisition date was sold in the ordinary course of business. Excluding the $93.5 million of charges related to the step-up of inventory to fair value and $2.4 million of acquisition-related fees, VAC Holding contributed operating profit of $18.0 million.

In Engineered Materials, excluding the VAC Holding acquisition, operating profit (loss) in the third quarter and first nine months of 2011 compared to the comparable 2010 periods was impacted by unfavorable cobalt pricing, increased process-based material costs and an unfavorable currency impact. These items were partially offset by higher cobalt volume due to the increase in demand that drove the increase in net sales discussed above. The first nine months of 2011 compared with the 2010 comparable period include increased copper by-product sales due to the higher average copper price and increased copper volume. Favorable manufacturing and distribution expenses in the first nine months of 2011 are due primarily to expenses related to the maintenance shut-down of the GTL smelter in the first nine months of 2010, partially offset by increased distribution expenses due to increased shipments at GTL in the first nine months of 2011 compared to the comparable 2010 period. SG&A expenses in the three and nine months ended September 30, 2011 includes the reversal of $2.1 million of the allowance against the note receivable from one of our joint venture partners.

Specialty Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions of dollars)	2011	2010	2011	2010
Net sales	$120.6	$113.3	$370.0	$352.8

Operating profit	$24.7	$12.4	$56.3	$48.0

The following table summarizes the percentage of sales dollars by end market for the periods indicated:

	2011	2010	2011	2010
Semiconductor	29%	29%	28%	26%
Coatings	16%	16%	18%	16%
Tire	8%	9%	8%	11%
Printed Circuit Boards	23%	20%	22%	19%
Memory Disk	9%	10%	10%	12%
Chemical	11%	9%	8%	9%
General Metal Finishing	2%	3%	3%	2%
Other	2%	4%	3%	5%

The following table summarizes the percentage of sales dollars by region for the periods indicated:

	2011	2010	2011	2010
Americas	27%	27%	26%	27%
Asia	43%	46%	44%	46%
Europe	30%	27%	30%	27%

The following table reflects the volumes in the Specialty Chemicals segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volumes
Advanced Organics sales volume - metric tons	5,463	5,293	16,760	17,423
Electronic Chemicals sales volume - gallons (thousands)	2,658	2,716	8,277	8,330
Ultra Pure Chemicals sales volume - gallons (thousands)	1,635	1,500	4,977	4,325
Photomasks - number of masks	9,503	7,751	27,252	22,201

Net Sales

The following table identifies the components of change in net sales:

(in millions)	Three Months Ended September 30	Nine Months Ended September 30
2010 Net Sales	$113.3	$352.8
Increase (decrease) in 2011 from:
Volume	3.2	11.8
Selling price/mix	1.5	(0.6)
Foreign currency	3.6	8.9
Other	(1.0)	(2.9)

2011 Net Sales	$120.6	$370.0

The $7.3 million increase in net sales in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to favorable currency, favorable selling price/mix and increased volume. Increased volume in UPC, Advanced Organics and Photomasks was partially offset by decreased volume in Electronic Chemicals. Favorable selling price/mix in Electronic Chemicals and Advanced Organics was partially offset by unfavorable selling price/mix in UPC.

The $17.2 million increase in net sales in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to favorable currency and increased volume, partially offset by unfavorable selling price/mix. Increased volume, primarily in UPC, was partially offset by decreased volume in the Advanced Organics business due to the closure of the Manchester, England facility. Unfavorable selling price/mix in UPC was partially offset by favorable selling price/mix in Advanced Organics and Electronic Chemicals.

Operating Profit

The following table identifies the components of change in operating profit:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2010 Operating Profit	$12.4	$48.0
Increase (decrease) in 2011 from:
Restructuring charges	1.1	1.5
Gain on sale of land	9.7	9.7
Volume	1.3	5.1
Price/Mix	—	(8.5)
Manufacturing and distribution expenses	(0.4)	3.5
Selling, general and administrative expenses	0.4	(1.1)
Foreign currency	0.4	0.8
Other	(0.2)	(2.7)

2011 Operating Profit	$24.7	$56.3

Operating profit increased $12.3 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the gain recognized on the sale of land at the Manchester, England manufacturing facility, favorable sales volume and foreign currency. Increased volume in UPC, Advanced Organics and Photomasks was partially offset by decreased volume in Electronic Chemicals.

Operating profit increased $8.3 million in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the gain recognized on the sale of land at the Manchester, England manufacturing facility, favorable manufacturing and distribution expenses and the increase in sales volume that drove the increase in net sales discussed above. Increased volume in UPC and Photomasks was partially offset by decreased volume in the Advanced Organics business due to the closure of the Manchester, England facility. Favorable manufacturing and distribution expenses in the Advanced Organics business due to the restructuring were partially offset by increased manufacturing and distribution expenses in UPC and Electronic Chemicals.

Battery Technologies

	Three Months Ended September 30,			Six Months Ended September 30,
(millions of dollars)	2011	2010		2011	2010
Net sales	$34.7	$35.7		$101.5	$82.7	(a)

Operating profit	$3.7	$3.1	(b)	$12.6	$2.0	(a)(b)

(a)	Includes activity since the acquisition of EaglePicher Technologies on January 29, 2010.
(b)	Includes purchase accounting adjustments which reduced operating profit by $0.1 million and $3.2 million in the three and nine months ended September 30, 2010, respectively, for acquired inventories and deferred revenue. These charges did not recur in 2011.

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

The following table sets forth backlog in the Battery Technologies segment as of:

(in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Defense	$68.8	$88.7	$72.0
Aerospace	34.7	40.2	42.5
Medical	6.8	6.0	6.1

	$110.3	$134.9	$120.6

At September 30, 2011, backlog of $28.4 million (or 26%) is expected to be converted into sales during the remainder of 2011. Of the remaining $81.9 million, $76.0 million (or 69%) of backlog is expected to be converted into sales during 2012, with the remaining $5.9 million (or 5%) expected to be recognized subsequent to 2012. Net backlog decreased at September 30, 2011 compared to December 31, 2010 primarily due to deliveries in excess of new orders in Defense and Aerospace, partially due to the timing of deliveries under certain programs.

The following table summarizes the percentage of sales dollars by end market for the Battery Technologies segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Defense	60%	50%	59%	55%
Aerospace	33%	43%	35%	39%
Medical	7%	7%	6%	6%

Net Sales

The following table identifies the components of change in net sales:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2010 Net Sales	$35.7	$82.7
Increase (decrease) in 2011 from:
January 2011 sales volumes	—	10.1
Volume	(0.8)	6.0
Purchase accounting in 2010	0.1	1.6
Other	(0.3)	1.1

2011 Net Sales	$34.7	$101.5

Net sales decreased $1.0 million in the third quarter of 2011 compared with the third quarter of 2010 primarily due to unfavorable volume in Aerospace, partially offset by favorable volume in Defense.

Net sales increased $18.8 million in the first nine months of 2011 compared with the first nine months of 2010. This increase is due primarily to the first nine months of 2010 including only eight months of operations as the EaglePicher Technologies acquisition was completed on January 29, 2010. Improved volume in Defense partially offset by decreased volume in Aerospace in February through September 2011 compared to February and September 2010 also accounted for a portion of the increase.

Operating Profit

The following table identifies the components of change in operating profit:

	Three Months Ended	Nine Months Ended
(in millions)	September 30	September 30
2010 Operating Profit	$3.1	$2.0
Increase (decrease) in 2011 from:
Volume	(0.2)	0.9
Price/Mix	2.4	2.7
Income from sales of recycled material	(0.2)	3.2
January 2011 operating profit	—	0.2
Selling, general and administrative expenses	(0.6)	(0.1)
Purchase accounting in 2010	0.1	3.2
Other	(0.9)	0.5

2011 Operating Profit	$3.7	$12.6

Operating profit increased $0.6 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to favorable price/mix and increased volume

Income from sales of recycled material, increased volume and favorable price/mix in the first nine months of 2011 compared to the first nine months of 2010 favorably impacted operating profit. A portion of the volume increase was due to a full nine months of results in 2011. Operating profit for the first nine months of 2010 represents the results of the EaglePicher Technologies business following the acquisition on January 29, 2010 and includes $3.2 million related to purchase price accounting for acquired inventories and deferred revenue that did not recur in the first nine months of 2011.

Corporate Expenses

Corporate expenses consist of corporate overhead supporting the Engineered Materials, Specialty Chemicals and Battery Technologies segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation.

Corporate expenses were $16.7 million in the third quarter of 2011 compared with $9.0 million in the third quarter of 2010. The $7.7 million increase is primarily due to $8.8 million in Corporate fees and expenses related to the VAC Holding acquisition.

Corporate expenses were $40.3 million in the first nine months of 2011 compared with $27.8 million in the first nine months of 2010. The first nine months of 2011 includes $12.8 million in fees related to the VAC Holding acquisition and increased employee compensation expense, partially offset by a $1.2 million insurance recovery related to environmental remediation at the Company’s closed manufacturing site in Newark, New Jersey. The first nine months of 2010 included $2.2 million in fees related to the acquisition of EaglePicher Technologies.

Liquidity and Capital Resources

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by (used for):
Operating activities	$86,503	$161,674	$(75,171)
Investing activities	(690,620)	(188,759)	(501,861)
Financing activities	548,860	120,090	428,770
Effect of exchange rate changes on cash	1,029	(1,599)	2,628
Discontinued operations - net cash used for operating activities	—	(33)	33

Net change in cash and cash equivalents	$(54,228)	$91,373	$(145,601)

The $75.2 million decrease in net cash provided by operating activities in the first nine months of 2011 compared with the first nine months of 2010 was primarily due to the $8.2 million consolidated net loss in the first nine months of 2011 compared with $54.4 million of consolidated net income in the first nine months of 2010 adjusted for the following non-cash items:

•	The $62.4 million charge in the 2011 period to reduce inventories to the lower of cost or market;

•	The $27.3 million non-cash deferred income tax benefit recognized in the first nine months of 2011; and

•

The $6.2 million non-cash reversal of a portion of the allowance on GTL’s prepaid tax asset in the first nine months of 2011; the first nine months of 2010 include an $11.5 million non-cash charge to establish the allowance against GTL’s prepaid tax asset.

Net cash provided by operating activities was also impacted by the change in net working capital (defined as inventory plus accounts receivable less accounts payable) that contributed negative cash flows of $27.2 million in the first nine months of 2011 compared to positive cash flows of $37.9 million in the first nine months of 2010, offset by the change in accrued income taxes of $44.6 million in the 2011 period compared with $13.8 million in 2010.

Net cash used for investing activities was $690.6 million in the first nine months of 2011 compared with net cash used for investing activities of $188.8 million in the first nine months of 2010 primarily due to payment of $669.8 million in 2011 for the VAC Holding acquisition and the $172.0 million cash payment for the EaglePicher Technologies acquisition in 2010.

Net cash provided by financing activities of $548.9 million in the first nine months of 2011 was due to borrowings under the Senior Secured Credit Facility used to fund the VAC Holding acquisition; pay certain fees and expenses in connection with the VAC Holding acquisition, including debt issuance costs; and repay $120.0 million of existing indebtedness of the Company under its former revolving credit facility. Net cash provided by financing activities of $120.1 million in the first nine months of 2010 was due to net borrowings under the Company’s revolving credit facility of $120.0 million to fund the EaglePicher Technologies acquisition.

Financial Condition

Cash and cash equivalents were $346.4 million at September 30, 2011, compared to $400.6 million at December 31, 2010. Expected uses of cash include working capital needs, planned capital expenditures, interest payments, pension contributions, and other potential future acquisitions.

Cash balances are held in numerous locations throughout the world. As of September 30, 2011, 91% of the Company’s cash and cash equivalents were held outside the United States, primarily in Finland. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. The Company’s intent is to retain the majority of its cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., external borrowings, or both.

On August 2, 2011, the Company completed the acquisition of all of the outstanding equity interests in VAC Holding. The transaction was funded through a combination of cash on hand, primarily outside the U.S., stock and new long-term financing. See Note 3 Acquisition of VAC Holding for complete information.

Debt and Other Financing Activities

On August 2, 2011, in connection with the acquisition of VAC Holding, the Company terminated its revolving credit facility and the Kokkola Credit Facility and entered into the Senior Secured Credit Facility. The borrowers under the Senior Secured Credit Facility are the Company and Harko C.V., a limited partnership organized under the laws of the Netherlands and a wholly-owned subsidiary of the Company (“Harko”). The Senior Secured Credit Facility was used to (i) finance a portion of the purchase price of VAC Holding, (ii) repay existing indebtedness of the Company under its former revolving credit facility, (iii) repay VAC Holding’s indebtedness outstanding on the date of the acquisition on behalf of the seller, and (iv) pay certain fees and expenses in connection with the VAC Holding acquisition and will be used to fund working capital and for general corporate purposes as needed.

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

The obligations of the Company under the Senior Secured Credit Facility are guaranteed by the Company and all of the Company’s U.S. subsidiaries. In addition, the obligations of the Company under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the existing and future property and assets of the Company and its U.S. subsidiaries and 65% of the voting capital stock of the Company’s direct foreign subsidiaries. The obligations of Harko under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries. The obligations of Harko under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the existing and future property and assets of Harko and the Company’s subsidiaries and a 100% pledge of the voting capital stock of the Company’s subsidiaries, subject to certain exceptions, including limitations relating to German capital maintenance rules and other financial assistance limitations in certain foreign jurisdictions.

The Company has the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.50%, (ii) Bank of America’s prime rate or (iii) LIBOR plus 1.00%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%. The LIBOR rates under the Term B Loan Facility are subject to a floor of 1.5%.

The Term A Facility and the Revolving Credit Facility mature on August 2, 2016. The Term B Facility matures on August 2, 2017. In addition, the Term Loan Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Senior Secured Credit Facility), beginning in 2013, subject to certain exceptions. In addition, subject to certain thresholds and exceptions, the Company will be required to prepay the loans outstanding under the Term Loan Facility with all of the net cash proceeds of certain asset sales and from the issuance or incurrence of additional debt of the Company.

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

The Company incurred fees and expenses of $29.3 million related to the Senior Secured Credit Facility. These fees and expenses were deferred and are being amortized to interest expense over the term of the Senior Secured Credit Facility.

The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Senior Secured Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.

Capital Expenditures

Capital expenditures in the first nine months of 2011 were $26.4 million, which were related primarily to ongoing projects to expand capacity and maintain and improve throughput and were funded through cash flows from operations. The Company expects to incur capital spending of approximately $20 to $30 million for the remainder of 2011 primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund remaining 2011 capital expenditures through cash generated from operations and cash on hand at September 30, 2011.

Contractual Obligations

At September 30, 2011, there were no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Company’s Form 10-K for the year ended December 31, 2010 except related to the August 2, 2011 acquisition of VAC Holding. In connection with the acquisition of VAC Holding, the Company terminated its revolving credit facility and the Kokkola Credit Facility and entered into the Senior Secured Credit Facility. See Note 5 Debt for complete information. As a result of the VAC Holding acquisition, the Company assumed $154 million of pension obligations (based on the exchange rate on August 2, 2011), the majority of which are unfunded. Future expected pension benefit payments for the VAC Holding defined benefits plans are as follows based on the September 30, 2011 exchange rate (in thousands):

Remainder of 2011	$3,878
2012	$11,004
2013	$12,262
2014	$11,585
2015	$11,539
2016 - 2020	$51,790

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Unaudited Condensed Consolidated Financial Statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of the Company’s results of operations to their businesses. There have been no changes to the critical accounting policies as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 other than changes as a result of the VAC Holding acquisition.

Valuation of VAC Holding Acquisition — The acquisition of VAC Holding requires the allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to inventory and intangible assets. These estimates are based on historical experience and information obtained from management of the acquired company. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, the Company’s results of operations and financial position if impairment charges were required to be recorded.

Inventories — Magnetic Technologies values its inventory using the average cost method. Cost of sales under the average cost method represents the weighted average cost of the items sold. The Company believes the average cost method provides for a better matching of expenses with related sales based on Magnetic Technologies manufacturing process. The remaining inventory held by the Company is valued using first-in, first-out (“FIFO”).

As part of the allocation of the purchase price of VAC Holding to the acquired assets and liabilities, the Company recorded a step-up of inventory to its estimated fair value on the date of acquisition. Acquired inventory with a book value of $191.2 million on the date of acquisition was estimated to have a fair value of $359.3 million. The $168.1 million step-up of inventory was primarily due to (i) the fair value as determined by August 2, 2011 market prices of certain rare earth materials, primarily dysprosium and neodymium, compared to book value as of the acquisition date and; (ii) acquired work-in-process and finished goods which are required to be valued at their net realizable value less costs to complete and sell the inventory. During the third quarter of 2011, $31.1 million of the estimated fair value step-up was recognized in cost of products sold as inventory on-hand as of the acquisition date was sold in the ordinary course of business. In addition, at September 30, 2011, the Company recognized a charge of $62.4 million to reduce the carrying value of inventory to market. The impact of the step-up being recognized in cost of products sold and the charge to reduce the carrying value of inventory to market, totaling $93.5 million, are included in the Company’s results of operations for the third quarter of 2011. The remaining net $74.6 million inventory step-up will be recognized in cost of products sold as inventory on-hand on the acquisition date is sold in the ordinary course of business in the remainder of 2011 and in 2012. The lower of cost or market charge resulted from raw materials, primarily metals and rare earth materials, being written up to market prices on August 2, 2011. Since these raw materials will be used in production rather than sold at market prices as of the acquisition date, and since the selling prices of manufactured products is generally based on an average price of raw materials over a period of time rather than at a specific point in time, the Company recorded a lower of cost or market charge to write-down the value of its raw materials to the lower of cost or market. The valuation of inventory requires the use of assumptions regarding net realizable selling price in order to assess that inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. The Company believes that the carrying value of inventory is appropriate as of September 30, 2011. However, actual results may differ materially from those estimated and could have a material impact on the Company’s results of operations and financial position. If assumptions about actual market conditions are more or less favorable than those projected by the Company, additional adjustments to inventory may be required.

Cautionary Statement for “Safe Harbor” Purposes Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report (including the Notes to Unaudited Condensed Consolidated Financial Statements) contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of filing of this report. Significant factors affecting these expectations are set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in market risk exposures from December 31, 2010 to September 30, 2011.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Management has excluded VAC Holding from its assessment of the effectiveness of the Company’s internal control over financial reporting because VAC Holding was acquired on August 2, 2011. VAC Holding was acquired for $812 million. VAC Holding represented 39% of the Company’s assets as of September 30, 2011 and 10% of net sales for the nine months ended September 30, 2011.

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Except in connection with the VAC Holding acquisition, there were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the first nine months of 2011 and materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company acquired VAC Holding during the third quarter of 2011, and is integrating VAC Holding into the Company’s operations, compliance programs and internal control processes. The Company is excluding and will continue to exclude VAC Holding from management’s evaluation of internal controls over financial reporting until such integration is complete.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item 1A of the Quarterly Report on Form 10-Q for the period ended June 30, 2011 except the addition of the following risk factor:

WE ARE AT RISK FROM PRICE FLUCTUATIONS AND UNCERTAINTIES IN THE SUPPLY OF RARE EARTH MATERIALS.

We purchase rare earth materials from a number of countries, including China. We cannot predict whether any country will impose regulations, quotas or embargoes on the rare earth materials. Such regulations, quotas or embargoes may from time to time affect the market price and supply of rare earth materials. In particular, unexpected adverse changes in laws or regulatory requirements, including with respect to export duties and quotas, may affect the availability of raw materials from China. There are a limited number of supply sources for neodymium and dysprosium, rare earth materials that are critical to the production of certain Magnetic Technologies products. If a substantial interruption should occur in the supply of rare earth materials, we may not be able to obtain neodymium and dysprosium from other sources in a timely fashion, at a reasonable price or as would be necessary to satisfy our requirements and our results of operations could be adversely impacted.

The cost of rare earth materials fluctuates due to changes in actual or perceived changes in supply and demand, and changes in availability from suppliers. Our ability to pass increases in raw material costs through to our customers by increasing the selling prices of our products is an important factor in our business. We cannot guarantee that we will be able to maintain an appropriate differential at all times.

We may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when rare earth materials and other raw material prices decrease. Declines in the selling prices of our finished products, which can result from decreases in the price of rare earth materials or other factors, can result in the Company’s inventory carrying value being written down to a lower market value, resulting in a charge against inventory that could have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits

Exhibits are as follows:

Exhibit 10.1	Credit Agreement, dated as of August 2, 2011, among OM Group, Inc. and Harko C.V., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC and BNP Securities Corp., as Joint Lead Arrangers and Joint Bookrunning Managers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report in Form 8-K filed August 4, 2011).

Exhibit 31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

Exhibit 101.1	Instance Document

Exhibit 101.2	Schema Document

Exhibit 101.3	Calculation Linkbase Document

Exhibit 101.4	Labels Linkbase Document

Exhibit 101.5	Presentation Linkbase Document

Exhibit 101.6	Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OM GROUP, INC.

Dated: November 9, 2011	By:	/S/ KENNETH HABER
Kenneth Haber
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)