Form 10-K
period 2011-12-31
OM GROUP INC
filed 2012-02-28
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 001-12515
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)
216-781-0083
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2011 was approximately $1,236.4 million.
As of January 31, 2012 there were 32,327,649 shares of Common Stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 8, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OM Group, Inc.

PART I

Item 1.  Business

Important Information Regarding Forward-Looking Statements

Portions of this Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This includes, in particular, “Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K as well as other portions of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (included in “Item 1A - Risk Factors”). Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Overview
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a diversified specialty chemicals and materials company serving attractive global markets, including mobile energy storage, electronic devices, renewable energy, and automotive systems. We develop, produce and distribute innovative, high-quality chemicals, materials, products and technologies that contribute to our customers' success by addressing their demanding applications and requirements. Our strategy is to grow through product innovation, new market and customer development, and acquisitions, and to optimize our results through operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term shareholder value.

On August 2, 2011, the Company completed the acquisition of the outstanding equity interests in VAC Holding GmbH (“VAC”) for $812.2 million of total consideration. VAC employs approximately 4,500 people, holds over 700 patents, and has principal production facilities in Germany, Slovakia, Finland, China and Malaysia. As a result of the acquisition, the Company created a new segment named Magnetic Technologies, which consists of VAC.

The Company operates in four business platforms, each of which is a reported segment. In the third quarter of 2011, the Company combined VAC and its existing Advanced Materials segment into a new segment called Engineered Materials. Upon further consideration, during the fourth quarter of 2011, the Company determined that VAC and Advanced Materials would operate and be reported as separate segments. Financial information, including external sales and long-lived assets, and further discussion of these segments and their geographic areas are contained in Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Magnetic Technologies segment
The Magnetic Technologies segment is engaged in the development, manufacturing and distribution of industrial-use magnetic products and systems for electronic equipment markets, including the renewable energy, automotive systems, construction and industrial sectors. We sell the majority of our products directly to original equipment manufacturers who incorporate them into their sub-assemblies and final assemblies. At December 31, 2011, backlog was $132.1 million, all of which is expected to be converted into sales during the next twelve months.

We believe we are a market leader for many of our applications within our primary geographic markets; however, the competitive landscape remains fragmented with many competitors, and no single competitor has significant market share.

Magnetic Technologies uses nickel, cobalt and rare earth materials, primarily dysprosium and neodymium, to produce its products. The supply of these rare earths is currently concentrated in China and was constrained in 2011, resulting in significant price increases. These prices recently moderated, and additional non-Chinese sources of supply are expected to develop in the coming years.

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share.
Advanced Materials segment
The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets; it also resells cobalt metal. The Company has a 55% interest in a joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited ("GTL")) that owns a smelter in the Democratic Republic of Congo (the “DRC”). The Company's partners in GTL are Groupe George Forrest (25% interest); and La Générale des Carrières et des Mines (“Gécamines”) (20% interest). GTL is consolidated in the Company's financial statements because the Company has a controlling interest in the joint venture. The GTL smelter is a primary source of the Company's cobalt raw material.
The Company believes it is the global market leader providing engineered cobalt products directly to customers that produce rechargeable battery chemicals, manufacture industrial tooling, and produce various chemicals and ceramics. One customer, Nichia Chemical Corporation, represents 10-15% of the Company's consolidated sales in each of the past three years. The market price of cobalt can fluctuate based on dynamic global demand and supply factors. Customer orders are quickly filled, and backlog is not material in this segment.

Historically, Advanced Materials revenues during the third quarter have been lower than other quarters due to the summer holiday season in Europe. Furthermore, the Company historically has performed its annual maintenance shut-down at its refinery in Finland in the second quarter.

The segment is focused on maintaining its industry leadership in quality, reliability and security of supply.
Specialty Chemicals segment
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic and industrial applications, and photomasks used by customers to produce semiconductors and related products. The majority of our sales are directly to customers. Orders are quickly filled, and backlog is not material in this segment.

On December 22, 2011, the segment acquired Rahu Catalytics Limited (“Rahu”), developer of an iron- and ligand-based chemistry used in environmentally-friendly coating, ink and composite applications. The Company previously had a license and supply agreement with Rahu.

We believe we are a leader in several of the markets we serve, such as memory disks and printed circuit board plating. Our customer base in this segment requires significant technical support and high-quality formulations and products that meet stringent requirements and quality specifications. New products and customers often require a long qualification process. We are focused on providing innovative products that meet specific customer requirements and expanding our geographical reach.
Battery Technologies segment
The Battery Technologies segment provides advanced batteries, battery management systems, battery-related research and energetic devices for defense, aerospace and medical markets. We sell these products directly to customers who incorporate them into sub-assemblies. At December 31, 2011, backlog was $122.9 million as compared with $134.9 million at December 31, 2010. At December 31, 2011, $26.2 million of the backlog is not expected to be converted into sales during the next twelve months.

We believe we are a market leader for defense and aerospace applications in the U.S due to our innovation and reliability. There are few competitors qualified to supply into our principal markets. The segment's top three customers account for over half of its sales.

The segment acts as a prime contractor or subcontractor for numerous U.S. Government programs, including U.S. Government customers. Please see "Risk Factors" for important information regarding U.S. government contracts and programs.

The segment is focused on developing new battery chemistries and expanding the markets it serves.
Raw Materials
The Company uses a variety of raw materials purchased from a broad supplier base. Multiple suppliers are generally available for each of these materials; however, some raw materials are sourced from a single supplier. Rare earth materials, principally neodymium and dysprosium, are critical to the production of certain Magnetic Technologies products and currently are available from a limited number of suppliers, primarily in China. Temporary shortages of raw materials may occasionally occur and cause short-term price increases. Historically, these shortages have not resulted in lack of availability of raw materials. The Company also uses certain raw materials that must be qualified before being used in production. For these raw materials, changes in suppliers may result in disruption of production, forward purchasing of contract requirements or re-qualification expenses.

Unrefined cobalt is the principal raw material used by Advanced Materials. The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and, when possible, by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of certain raw materials. Fluctuations in the price of these metals have historically been significant and the Company believes that price fluctuations are likely to continue in the future. During periods of rapidly changing metal prices, there may be price lags that can positively or negatively impact the short-term profitability and cash flow from operations of the Company. Declines in the selling prices of the Company's finished goods, which can result from decreases in the market price of raw materials or other factors, can result in the Company's inventory carrying value being written down to a lower market value.
Foreign Operations
The Company has operations in North America, Europe, Africa and Asia-Pacific, with the majority of its operations located outside of the United States. The Company markets its products worldwide and purchases important raw materials from suppliers located outside of the United States. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, sales at certain locations, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which the Company has foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Japanese Yen, Congolese Franc, Chinese Renminbi and the Canadian Dollar. Please see "Risk Factors" for additional information regarding our foreign operations.
Research and Development
The Company's research and development programs are part of its strategy to grow the business through new products, applications and markets.  Research and development expenses were approximately $24.8 million in 2011, $11.8 million in 2010 and $9.2 million in 2009.  The increase in 2011 is primarily due to the acquisition of VAC.
Patents and Other Intellectual Property
The Company holds patents, registered primarily in Europe and the United States, relating to the formulation, content, manufacturing, processing and use of certain products, materials and chemistries. The Company also possesses other intellectual property, including trademarks, tradenames, know-how, developed technology and trade secrets. Although the Company believes these intellectual property rights are important in the operations of its specific businesses, it does not consider any single patent, trademark, tradename, know-how, developed technology or trade secret to be material to its business as a whole.

Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual and potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. The Company continually evaluates the adequacy of its reserves and adjusts the reserves when determined to be appropriate. Ongoing environmental compliance costs, which are expensed as incurred, were approximately $13.2 million in 2011 and $11.1 million in 2010. The Company anticipates that it will continue to incur compliance costs for the foreseeable future; however, the amount and timing of future environmental expenditures could vary significantly. The Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not materially adversely affect its financial condition or results of operations.
Employees
At December 31, 2011, the Company had 7,067 full-time employees, including 393 employees of the Company's consolidated joint venture. We believe we have good relations with our employees.

SEC Reports
The Company makes available, free of charge, through its website, (www.omgi.com) its reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission. A copy of any of these documents is available in print, free of charge, to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Investor Relations.

Item 1A.  Risk Factors

The following discussion of “risk factors” identifies the most significant risks that our business faces. Our business, financial condition and results of operations could be materially adversely affected by any of these risks. There may be additional risks and uncertainties not presently known to us or that we currently deem to be immaterial. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K.

We are subject to risks arising from uncertainty in worldwide economic conditions.
Overall demand for our products and our profitability may be adversely affected by changes in global economic conditions, including inflationary or deflationary pressures; interest rates; access to and functioning of capital markets; the impact of sovereign debt defaults by certain European countries; consumer and business spending rates; and higher commodity, raw material and fuel costs. There currently is uncertainty regarding global economic conditions, which could lead to reduced demand for our products, reduced profitability, and increased payment delays or defaults. We are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn in light of certain fixed costs associated with our operations.

Deterioration in global economic conditions also may impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges that may be material to our financial condition or results of operations. As of December 31, 2011, we have $544.5 million of goodwill and $433.3 million of intangible assets recorded on our balance sheet. We perform impairment tests of our goodwill and indefinite-lived intangible assets annually and more often if indicators of impairment exist.

Extended business interruption at our key facilities could have an adverse impact on operating results.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders. Our facilities in Finland, Germany, the United States and the GTL smelter in the DRC are critical to our business, and any damage to or other conditions significantly interfering with the operation of our facilities, such as an interruption of our supply lines, could have a material adverse effect on our business, financial condition and results of operations.

We are at risk from fluctuations in the price and uncertainties in the supply of cobalt, rare earth materials and other raw materials.
Unrefined cobalt is the principal raw material we use in manufacturing Advanced Materials products, and nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium, are the primary raw materials used by Magnetic Technologies. Fluctuations in the price of cobalt, rare earth materials and other raw materials have been significant in the past and we believe price fluctuations are likely to occur in the future. Our ability to pass increases in raw material costs through to our customers by increasing the selling prices of our products is an important factor in our business. We cannot guarantee that we will be able to maintain an appropriate differential at all times. If raw material costs increase, and if we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience reduced profitability. In addition, we may be required under U.S. GAAP accounting rules to write down the carrying value of our inventory when cobalt, rare earth and other raw material prices decrease. Decreases in the market price of raw materials or other factors can result in declines in the selling prices of our finished products, which can result in the Company's inventory carrying value being written down to a lower market value, resulting in a charge against inventory.

There are a limited number of supply sources for unrefined cobalt, primarily the DRC, Finland and Russia. Rare earth materials are available from a limited number of suppliers, primarily in China. Political and civil instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties, quotas or embargoes, may affect the market price and availability of raw materials, including cobalt and rare earth materials, particularly from the DRC and China, respectively. If a substantial interruption should occur in the supply of cobalt or rare earth materials, we may not be able to obtain other sources of supply in a timely fashion, at a reasonable price or as would be necessary to satisfy our requirements. A substantial increase in the price or an interruption in supply of cobalt or rare earth materials may cause our customers to look for substitute materials or processes which could lead to reduced demand for our products.

We intend to continue to seek additional acquisitions, but we may not be able to identify or complete transactions, which could adversely affect our strategy.
Our strategy anticipates growth through future acquisitions; however, our ability to identify and consummate any future acquisitions, on terms that are favorable to us, may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly-acquired businesses will depend upon our ability to retain key personnel to avoid diversion of management's attention from operational matters. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize. We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated. Acquisitions could result in the incurrence of additional debt, costs and contingent liabilities.

There may be liabilities of the acquired companies that we fail to properly determine during the due diligence investigation and for which we, as a successor owner, may be responsible. Indemnities and warranties obtained from the seller may not fully cover the liabilities due to limitations in scope, amount, duration, financial limitations of the indemnitor or warrantor or other reasons.

We are at risk as a result of current circumstances and developments regarding the DRC.
A substantial amount of our supply of cobalt is sourced from the DRC, a nation that has historically experienced outbreaks of political instability, changes in national and local leadership and financial crises. The global economic and financial market crisis along with volatility in metal prices may heighten the risk of changes in the national and local policy towards investors, which, in turn, could result in additional risks to our joint venture GTL.  GTL has experienced an increase in claims by DRC national and local government agencies for additional taxes and customs duties and we cannot predict whether GTL will receive additional claims in the future.

Private equity groups or hedge funds have purchased distressed debt of the DRC and have taken legal actions to attempt to collect this debt from the DRC or entities historically affiliated with the DRC, such as Gécamines, which is one of our joint venture partners in GTL. If successful, these efforts and any similar efforts in the future could further damage the financial condition and undermine the stability of the DRC or affiliated entities and potentially threaten our supply of unrefined cobalt.

The restrictive covenants in our Senior Secured Credit Facility may affect our ability to operate our business successfully.
The terms of our Senior Secured Credit Facility contain various provisions that limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of our assets; and (viii) engage in transactions with affiliates. These covenants could adversely affect our ability to finance future operations or capital needs and pursue available business opportunities.

In addition, our Senior Secured Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in our Senior Secured Credit Facility would result in an event of default. If an event of default under our Senior Secured Credit Facility occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders in our Senior Secured Credit Facility could proceed against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under our Senior Secured Credit Facility.

Our indebtedness may impair our ability to operate our business successfully.
The terms of our indebtedness could have important consequences including restricting our ability to borrow additional amounts; using our cash flow from operations to fund operating, strategic and debt service requirements; placing us at a competitive disadvantage compared with those of our competitors that have less debt; and exposing us to risk of higher interest expense, in the event of increases in interest rates because some of our borrowings have variable interest rate provisions.

In addition, we may not be able to generate sufficient cash flow from operations to repay our indebtedness when it becomes due and to meet other cash needs. If we are not able to pay our debts as they become due, we may be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell assets, it may negatively affect our ability to generate sales.

Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect us.
We are subject to income taxes in the United States and numerous jurisdictions outside of the United States. Significant judgment is required in evaluating our worldwide provision for income taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by the mix of earnings in various tax jurisdictions with different tax rates, changes in the valuation of our deferred tax assets and liabilities, the timing and amounts of funds repatriated to the U.S., and changes in tax laws, regulations and accounting principles and interpretations.

We are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income tax against us. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals, resulting in a material reduction of net income.

The majority of our operations are outside the United States, which subjects us to risks that may adversely affect our operating results.
Our business is subject to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. These risks include fluctuations in foreign exchange rates; political instability, civil unrest or labor difficulties, especially in the DRC and surrounding countries; inconsistent support of legal rights; difficulty collecting receivables and longer customer payment cycles; unexpected additional taxes, tariffs, restrictions on capital flows, and restrictions on trade; and unexpected adverse changes in foreign laws or regulatory requirements. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

We engage in business in certain countries where the risk of public sector corruption and bribery is high. We have implemented policies and procedures and conducted employee training to assure that our operations are in compliance with anti-corruption laws. If our compliance actions fail, a violation of anti-corruption laws could result in serious penalties, including criminal and civil sanctions.

The level of returns on pension plan assets and changes in the actuarial assumptions used could adversely affect us.
Our operating results may be positively or negatively impacted by the amount of expense we record for our defined benefit pension plans. U.S. GAAP requires that we calculate pension expense using actuarial valuations, which are dependent upon our various assumptions including estimates of expected long-term rate of return on plan assets, discount rates for future payment obligations, and the expected rate of increase in future compensation levels. Our pension expense and funding requirements may also be affected by our actual return on plan assets, and by legislation and other government regulatory actions. Changes in assumptions, laws or regulations could lead to variability in operating results and could have a material adverse impact on liquidity.

Our financial condition could be negatively impacted if we fail to maintain sufficient cash in the United States.
The majority of our cash and cash equivalents are held outside the United States. If a substantial amount of cash were required in the United States for debt repayment, capital expenditures or other special initiatives including future acquisitions, we may be required to repatriate funds to the United States or otherwise finance the desired activity. If funds are repatriated to the United States, they could be subject to additional taxation.

We maintain cash balances in U.S. and foreign financial institutions.
While we monitor the financial institutions with which we maintain accounts, we may not be able to recover our funds in the event that a financial institution fails. As a result, this could adversely affect our ability to fund normal operations or capital expenditures.

We are exposed to fluctuations in foreign exchange rates.
In addition to the United States, we have operations in Africa, Canada, Europe and Asia-Pacific. Although a significant portion of our raw material purchases and product sales are transacted in U.S. dollars, liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Many of our foreign operating subsidiaries use the local currency as their functional currency. These include, among others, the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Japanese Yen, Chinese Renminbi and the Canadian Dollar. In these circumstances, the financial condition and results of operations of our foreign operating subsidiaries are reported in the relevant functional currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar may adversely affect the recorded levels of our assets and liabilities. In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the functional currency of the transacting entity.

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
New or revised governmental regulations relating to health, safety and the environment may affect demand for our products. For example, the European Union's REACH legislation, which has established a system to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry, could affect our ability to sell certain products. Such new or revised regulations may result in heightened concerns about the chemicals involved and in additional requirements being placed on the production, handling, or labeling of these chemicals and may increase the cost of producing them and/or limit the use of such chemicals or products containing such chemicals, which could lead to a decrease in demand. As a result of these regulations, customers may avoid purchasing some products in favor of perceived environmentally sensitive, less hazardous or less costly alternatives which could adversely affect sales of our products. Additional new regulations may require us to incur significant additional compliance costs.

We may not be able to respond effectively to technological changes in our industry or in our customers' products.
Our future business success will depend in part upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Moreover, technological and other changes in our customers' products or processes may render some of our products unnecessary, which would reduce the demand for those products. In addition, technical advances by competitors may lead to production of less expensive or more effective products could reduce future sales.

We may not be able to adequately protect or enforce our intellectual property rights.
We rely on patents and trade secrets to protect our intellectual property. We attempt to protect and restrict access to our trade secrets and proprietary information, but it may be possible for a third party to obtain our information and develop similar technologies. If a competitor infringes upon our patent or other intellectual property rights, enforcing those rights could be difficult, expensive and time-consuming, making the outcome uncertain. Even if we are successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be costly and could divert management's attention.

Because we depend on several large customers for a significant portion of our revenues, our operating results could be adversely affected by any disruption of our relationship with these customers or any material adverse change in their businesses.
We depend on several large customers for a significant portion of our business. Sales to Nichia Chemical Corporation represented approximately 10-15% of consolidated net sales in 2009 through 2011. Sales to the top three customers in the Battery Technologies segment represented over half of Battery Technologies' net sales in 2011. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or their unwillingness or inability to perform their obligations under the agreements, could adversely affect us. In addition, any material adverse change in the financial condition of any of our major customers could have similar adverse effects.

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

Our Battery Technologies segment does business with the United States Government and as a result is subject to certain government regulations.
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

We may be impacted by government audits, investigations and proceedings. For example, government agencies such as the U.S. Defense Contract Audit Agency routinely review and audit government contractors for performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Despite the fact that we take precautions to prevent and deter fraud, misconduct or other non-compliance, we face the risk that our employees, partners or subcontractors may engage in such activities. If any of these agencies determine that a rule or regulation has been violated, a variety of penalties can be imposed, including criminal and civil penalties, payments to us may be disallowed, our reputation with the government could be harmed, and we could be restricted from future government activities.

If one or more of our government contracts are terminated for any reason, including for convenience, if we are restricted from government contract work, or if payment for our costs is disallowed, we could suffer a significant reduction in sales.

Contracts with the U.S. Government are subject to uncertain levels of funding, modification due to changes in customer priorities and potential termination.
The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. For certain programs, Congress appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. We cannot predict the extent to which funding will be included, increased or reduced as part of the budgets ultimately approved by Congress or included in the scope of separate supplemental appropriations. In the event that appropriations for one or more of our, or our customers', programs becomes unavailable, or is reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government, which could adversely affect future sales under such program.

We also cannot predict the impact of potential changes in priorities due to military transformation and planning and/or the nature of war-related activity on existing, follow-on or replacement programs. A shift of government priorities to programs in which we do not participate and/or reductions in funding for or the termination of programs in which we do participate, unless offset by other programs and opportunities, could adversely affect our sales.

In addition, the U.S. Government generally has the ability to terminate contracts, in whole or in part, without prior notice, for convenience or for default based on performance. In the event of termination for the government's convenience, contractors are entitled to reimbursement for allowable costs and profits on authorized work performed through the date of termination. Termination resulting from our default can expose us to liability and adversely affect our ability to compete for future contracts.

Failure to retain and recruit key personnel would harm our ability to meet key objectives.
Our key personnel are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain key personnel and other capable management personnel. It is particularly important that we retain our senior management group that is responsible for implementing our strategic transformation. If we were not able to attract and retain talented personnel and replace key personnel should the need arise, we may not successfully execute our strategy.

Our stock price may continue to be volatile.
Historically, our common stock has experienced substantial price volatility. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has often been unrelated to our operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

Item 1B.  Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2011 fiscal year and that remain unresolved.

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
The number, type, location and size of the Company's properties as of December 31, 2011, by segment, is set forth below:

	Number and Nature of Facilities			Square Footage (in thousands)
Segment	Manufacturing	Warehouse	Sales/Service	Owned	Leased
Magnetic Technologies	6	6	15	1,443	359
Advanced Materials	2	2	2	804	2
Specialty Chemicals	16	16	15	778	354
Battery Technologies	8	9	9	408	143

	Locations				Leased Facilities Expiration Dates (years)
Segment	North America	Europe	Asia	Other	Minimum	Maximum
Magnetic Technologies	1	4	10	—	1	10
Advanced Materials	—	1	2	1	2	2
Specialty Chemicals	12	9	11	—	1	30
Battery Technologies	5	—	—	—	6	6

Item 3.  Legal Proceedings
The Company is a party to various legal and administrative proceedings incidental to its business. The Company believes that disposition of all suits and claims related to its ordinary course of business should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The information under this item is being furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G of Form 10-K. Set forth below is the name, age, positions and offices held by each of the Company’s executive officers, as well as their business experience during the past five years. Dates indicate when the individual was named to or held the indicated position.

Joseph Scaminace - 58
Chairman and Chief Executive Officer (August 2005)

Christopher Hix - 49
Vice President and Chief Financial Officer (January 2012)
Vice President and Chief Financial Officer, Robbins & Myers, Inc. (August 2006 - December 2011)

Valerie Gentile Sachs - 56
Vice President, General Counsel and Secretary (September 2005)

Stephen D. Dunmead - 48
Vice President and General Manager, Specialties (January 2006)

Gregory J. Griffith - 56
Vice President, Strategic Planning, Development and Investor Relations (February 2007)
Vice President, Corporate Affairs and Investor Relations (October 2005 - February 2007)

Michael V. Johnson - 60
Vice President, Human Resources (November 2010)
Senior Vice President, Human Resources, FXI Foamex Innovations (January 2008 - October 2010)
Human Resources Consultant (September 2006 - January 2008)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2011, the number of record holders of the Company’s common stock was 1,037.
The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2011			2010
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend
First quarter	$39.85	$33.43	$—	$36.50	$29.83	$—
Second quarter	$40.67	$31.72	$—	$39.06	$23.72	$—
Third quarter	$41.88	$25.50	$—	$30.91	$21.97	$—
Fourth quarter	$30.39	$20.13	$—	$39.92	$29.50	$—
The Company intends to continue to retain earnings for use in the operation and expansion of the business and therefore does not anticipate paying cash dividends in 2012.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
(In millions, except per share data)
Income Statement Data:
Net sales	$1,514.5	$1,196.6	$871.7	$1,736.8	$1,021.5
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$38.0	$82.6	$(19.4)	$134.9	$111.5
Income (loss) from discontinued operations, net of tax	(0.1)	0.7	1.5	0.1	135.4
Net income (loss)	$37.9	$83.4	$(17.9)	$135.0	$246.9
Net income (loss) per common share attributable to OM Group, Inc. common stockholders — diluted:
Continuing operations	$1.21	$2.70	$(0.64)	$4.45	$3.68
Discontinued operations	—	0.03	0.05	—	4.47
Net income (loss)	$1.21	$2.73	$(0.59)	$4.45	$8.15
Balance Sheet Data:
Cash and cash equivalents	$292.1	$400.6	$355.4	$244.8	$100.2
Total assets	$2,869.7	$1,772.7	$1,444.1	$1,434.4	$1,469.2
Long-term debt, excluding current portion(a)	$663.2	$90.0	$—	$26.1	$1.1
Cash Flow Data:
Net cash provided by operating activities	$124.8	$126.6	$165.4	$172.1	$41.0
Results for 2011 include pre-tax acquisition-related charges recorded in Magnetic Technologies of $111.2 million, $15.4 million of acquisition fees recorded in Corporate expenses and a pre-tax gain of $9.7 million recognized on the sale of land. Magnetic Technologies 2011 acquisition-related charges include $106.6 million of charges as a result of purchase accounting related to acquired inventory, $2.4 million of acquisition-related fees and $2.2 million of severance charges. See Note 3 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the purchase accounting charges related to inventory.
Results for 2010 include Battery Technology acquisition-related charges of $3.2 million pre-tax and Corporate acquisition-related fees of $2.2 million pre-tax.
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
Results for 2007 include a pre-tax and after-tax gain on the sale of the Nickel business of $77.0 million and $72.3 million, respectively. In addition, 2007 results also include a $21.7 million pre-tax charge related to the redemption of the Notes and income tax expense of $45.7 million related to repatriation of cash from overseas primarily as a result of the redemption of the Notes in March 2007.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

General
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a diversified specialty chemicals and materials company serving attractive global markets including mobile energy storage, electronic devices, renewable energy, and automotive systems. We develop, produce and distribute innovative, high-quality chemicals, materials, products and technologies that contribute to our customers' success by addressing their difficult applications and requirements. Our strategy is to grow through product innovation, new market and customer development, and acquisitions, and to optimize our results through operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term shareholder value.

On August 2, 2011, the Company completed the acquisition of the outstanding equity interests in VAC Holding GmbH (“VAC”) for $812.2 million of total consideration. VAC employs approximately 4,500 people, holds over 700 patents, and has principal production facilities in Germany, Slovakia, Finland, China and Malaysia. As a result of the acquisition, the Company created a new segment named Magnetic Technologies, which consists of VAC.

The Company operates in four business platforms, each of which is a reported segment. In the third quarter of 2011, the Company combined VAC and its existing Advanced Materials segment into a new segment called Engineered Materials. Upon further consideration, during the fourth quarter of 2011, the Company determined that VAC and Advanced Materials would operate and be reported as separate segments. Financial information, including external sales and long-lived assets, and further discussion of these segments and their geographic areas are contained in Note 18 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.
Magnetic Technologies segment
The Magnetic Technologies segment is engaged in the development, manufacturing and distribution of industrial-use magnetic products and systems for electronic equipment markets, including the renewable energy, automotive systems, construction and industrial sectors.

Advanced Materials segment
The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets; it also resells cobalt metal. The Company has a 55% interest in a joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited ("GTL")), that owns a smelter in the Democratic Republic of Congo (the “DRC”). The Company's partners in GTL are Groupe George Forrest (25% interest) and La Générale des Carrières et des Mines (“Gécamines”) (20% interest). GTL is consolidated in the Company's financial statements because the Company has a controlling interest in the joint venture. The GTL smelter is a primary source of the Company's cobalt raw material.
Specialty Chemicals segment
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic and industrial applications, and photomasks used by customers to produce semiconductors and related products.
Battery Technologies segment
The Battery Technologies segment provides advanced batteries, battery management systems, battery-related research and energetic devices for the defense, aerospace and medical markets.

Executive Overview
As discussed above, we completed the acquisition of VAC on August 2, 2011. From the date of acquisition, Magnetic Technologies contributed net sales of $276.1 million and adjusted operating profit of $44.3 million (see below for a reconciliation of U.S. GAAP operating loss to adjusted operating profit). In 2011, stronger global demand, share gains and favorable price for copper by-product enabled Advanced Materials to realize higher net sales; however, the benefit from higher sales volume was offset by a declining cobalt price and higher process-based material costs, resulting in lower operating profit. In Specialty Chemicals, adjusted operating profit decreased in 2011 compared to 2010 primarily due to an unfavorable shift in mix of products sold. The increase in sales and adjusted operating profit in Battery Technologies for 2011 was primarily due to higher volume, with adjusted operating profit also benefiting from favorable price/mix and income from sales of recycled material.

Consolidated Operating Results for 2011, 2010 and 2009
Set forth below is a summary of the Statements of Consolidated Operations for the years ended December 31,

	2011		2010		2009
(in thousands & percent of net sales)
Net sales	$1,514,535		$1,196,646		$871,669
Cost of goods sold	1,240,048		911,958		705,886
Gross profit	274,487	18.1%	284,688	23.8%	165,783	19.0%
Selling, general and administrative expenses	247,653	16.4%	162,042	13.5%	133,956	15.4%
Goodwill impairment, net	—		—		37,504
Gain on sale of land	(9,693)		—		—
Gain on termination of retiree medical plan	—		—		(4,693)
Operating profit (loss)	36,527	2.4%	122,646	10.2%	(984)	(0.1)%
Other expense, net	(11,693)		(15,331)		(74)
Income tax (expense) benefit	17,796		(29,656)		(20,899)
Income (loss) from continuing operations, net of tax	42,630		77,659		(21,957)
Income (loss) from discontinued operations, net of tax	(59)		726		1,496
Consolidated net income (loss)	42,571		78,385		(20,461)
Net (income) loss attributable to noncontrolling interest	(4,669)		4,989		2,604
Net income (loss) attributable to OM Group, Inc. common stockholders	$37,902		$83,374		$(17,857)
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$1.22		$2.72		$(0.64)
Income from discontinued operations attributable to OM Group, Inc. common stockholders	—		0.02		0.05
Net income (loss) attributable to OM Group, Inc. common stockholders	$1.22		$2.74		$(0.59)
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$1.21		$2.70		$(0.64)
Income from discontinued operations attributable to OM Group, Inc. common stockholders	—		0.03		0.05
Net income (loss) attributable to OM Group, Inc. common stockholders	$1.21		$2.73		$(0.59)
Weighted average shares outstanding
Basic	31,079		30,433		30,244
Assuming dilution	31,244		30,565		30,244
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$37,961		$82,648		$(19,353)
Income from discontinued operations, net of tax	(59)		726		1,496
Net income (loss)	$37,902		$83,374		$(17,857)

The Company is providing adjusted operating profit, a non-GAAP financial measure that the Company's management believes is an important metric in evaluating the performance of the Company's business. The table below presents a reconciliation of the Company's U.S. GAAP operating profit (loss) - as reported to adjusted operating profit. The Company believes that the non-GAAP financial measures presented in the table facilitate a comparative assessment of the Company's operating performance and enhance investors' understanding of the performance of the Company's operations. The non-GAAP financial information set forth in the table below should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

2011
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(66,914)	$81,186	$62,251	$12,125	$(52,121)	$36,527
Acquisition-related charges	111,200	—	—	—	15,400	126,600
Gain on sale of land	—	—	(9,693)	—	—	(9,693)
Adjusted operating profit	$44,286	$81,186	$52,558	$12,125	$(36,721)	$153,434

2010
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$—	$95,633	$59,558	$5,061	$(37,606)	$122,646
Acquisition-related charges	—	—	—	3,198	2,200	5,398
Adjusted operating profit	$—	$95,633	$59,558	$8,259	$(35,406)	$128,044

2009
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$—	$53,301	$(26,981)	$—	$(27,304)	$(984)
Goodwill impairment	—	—	37,504	—	—	37,504
Restructuring charges	—	—	12,708	—	—	12,708
Gain on termination of retiree medical plan	—	—	—	—	(4,693)	(4,693)
Acquisition-related charges	—	—	—	—	1,300	1,300
Adjusted operating profit	$—	$53,301	$23,231	$—	$(30,697)	$45,835
Magnetic Technologies 2011 acquisition-related charges include $106.6 million of charges as a result of purchase accounting related to acquired inventory, $2.4 million of acquisition-related fees and $2.2 million of severance charges. See Note 3 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the purchase accounting charges related to inventory. Battery Technologies 2010 acquisition-related charges include a $2.4 million charge related to inventory and a $0.8 million reduction in revenue, both as a result of purchase accounting. Corporate acquisition-related charges relate to acquisition fees in each year.

2011 Compared with 2010
The following table identifies, by segment, the components of change in net sales and operating profit in 2011 compared with 2010:

(In thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2010	$1,196,646	$122,646	$128,044
Increase in 2011 from:
Magnetic Technologies	276,147	(66,914)	44,286
Advanced Materials	20,241	(14,447)	(14,447)
Specialty Chemicals	7,279	2,693	(7,000)
Battery Technologies	14,873	7,064	3,866
Corporate	—	(14,515)	(1,315)
Intersegment items	(651)	—	—
2011	$1,514,535	$36,527	$153,434
Net sales increased $317.9 million, or 26.6%, primarily due to the VAC acquisition. A full year of sales for Battery Technologies in the 2011 period compared to eleven months of sales in the 2010 period contributed $10.1 million to the increase in net sales.
Gross profit decreased to $274.5 million in 2011, compared with $284.7 million in 2010. The largest factors affecting the $10.2 million decrease in gross profit were: lower cobalt price and higher process-based material costs, partially offset by higher volume in Advanced Materials; an unfavorable shift in mix of products sold in Specialty Chemicals; and the negative gross profit of VAC, including the acquisition-related inventory charges; all partially offset by higher volumes, price/mix and income from sales of recycled material in Battery Technologies.
Selling, general and administrative expenses (“SG&A”) increased to $247.7 million in 2011 compared with $162.0 million in 2010. The increase was primarily due to $62.2 million of Magnetic Technologies SG&A expenses and $15.4 million in fees associated with acquisitions recorded in Corporate.
The following table summarizes the components of Other expense, net:

	Year Ended December 31,
	2011	2010	Change
(In thousands)
Interest expense	$(23,268)	$(5,255)	$(18,013)
Interest income	1,440	908	532
Foreign exchange gain (loss)	10,564	(10,679)	21,243
Other expense, net	(429)	(305)	(124)
	$(11,693)	$(15,331)	$3,638

The increase in interest expense is due to borrowings under the Senior Secured Credit Facility to finance the acquisition of VAC and repay existing indebtedness of the Company under its former revolving credit facility. The foreign exchange gain in 2011 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. The foreign exchange loss in 2010 was primarily related to the revaluation of non-functional currency cash balances due to changes in exchange rates, primarily the Euro, the Malaysian Ringgit and the Taiwanese Dollar.

The Company recorded an income tax benefit of $17.8 million on pre-tax income of $24.8 million for 2011.  The income tax benefit was due to the VAC acquisition and discrete items. Excluding the impact of the VAC acquisition and discrete items, the effective income tax rate for the year ended December 31, 2011 would have been 12%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax efficient financing structure and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The Malaysian tax holiday expired on December 31, 2011. The largest discrete item in 2011 was related to GTL. During 2011, GTL received notification from the DRC tax authorities that it would be able to offset more of its prepaid tax asset against future taxes payable than previously estimated. As a result, GTL recognized a $6.2 million discrete tax benefit (of which the Company's share is 55%, or $3.4 million) to reduce the $11.5 million allowance established in 2010 as discussed below.

During 2010, the Company recorded income tax expense of $29.7 million on pre-tax income of $107.3 million, resulting in an effective income tax rate of 27.6%.  Without discrete items, the effective income tax rate for 2010 would have been 22.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax holiday in Malaysia and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The Company recorded discrete tax items netting to expense of $5.4 million, including $10.1 million of discrete tax expense related to GTL (of which the Company's share is 55%, or $5.6 million).  The GTL items are primarily comprised of an $11.5 million charge to reserve a portion of GTL's prepaid income tax balance, and a benefit of $2.6 million primarily related to a return to provision adjustment.
2010 Compared with 2009
The following table identifies, by segment, the components of change in net sales in 2010 compared with 2009:

(In thousands)	Net sales	Operating profit (loss) - as reported	Adjusted operating profit
2009	$871,700	$(1,000)	$45,835
Increase in 2010 from:
Advanced Materials	148,200	42,300	42,332
Specialty Chemicals	60,900	86,500	36,327
Battery Technologies	113,900	5,100	8,259
Corporate	—	(10,300)	(4,709)
Intersegment items	1,900	—	—
2010	$1,196,600	$122,600	$128,044

Net sales increased $324.9 million, or 37.3%, primarily due to increased volume, the increase in the cobalt reference price and the EaglePicher acquisition.

During 2009, the Company commenced a restructuring plan within the Specialty Chemicals segment to better align the cost structure and asset base of its European carboxylate business to industry conditions. The restructuring plan included exiting the Manchester, England manufacturing facility and the elimination of approximately 100 employee positions across several of the segment's facilities. The restructuring plan did not involve the discontinuation of any material product lines or other functions. During 2010 and 2009, the Company recorded restructuring charges of $2.1 million and $12.7 million, respectively in the Statement of Consolidated Operations.
Gross profit increased to $284.7 million in 2010, compared with $165.8 million in 2009. The largest factor affecting the $118.9 million increase in gross profit was higher selling prices, favorable product mix and increased cobalt volume in Advanced Materials, partially offset by increased manufacturing and distribution expenses. In Specialty Chemicals, increased volume and a favorable price/mix contributed to the increase in gross profit. Battery Technologies contributed $18.1 million of gross profit in 2010, after a $3.2 million charge related to purchase accounting adjustments that will not recur, as discussed below.
SG&A increased to $162.0 million in 2010 compared with $134.0 million in 2009. The increase was primarily due to $13.1 million of Battery Technologies SG&A expenses and increased employee incentive compensation expense related to the 2010 annual bonus program.
In 2009, the Company recorded a non-cash charge totaling $37.5 million in the Specialty Chemicals segment for the impairment of goodwill related to the Advanced Organics, UPC and Photomasks businesses.
The Company recognized a $4.7 million gain in 2009 on the termination of its retiree medical plan. As a result of the termination, the accumulated postretirement benefit obligation was eliminated. The gain was recorded as a reduction of Corporate expenses.

The following table summarizes the components of Other expense, net:

	Year Ended December 31,
	2010	2009	Change
(In thousands)
Interest expense	$(5,255)	$(689)	$(4,566)
Interest income	908	928	(20)
Foreign exchange gain (loss)	(10,679)	(21)	(10,658)
Other expense, net	(305)	(292)	(13)
	$(15,331)	$(74)	$(15,257)
The increase in interest expense is due to the increase in the average amount outstanding under the Revolver during 2010 compared with 2009. The increase in foreign exchange loss is primarily related to the revaluation of non-functional currency cash balances at foreign sites due to changes in exchange rates, primarily the Euro, Malaysian Ringgit and Taiwanese Dollar.
The Company recorded income tax expense of $29.7 million on income from continuing operations before income tax expense of $107.3 million for 2010, resulting in an effective income tax rate of 27.6%. The Company recorded net discrete tax items netting to expense of $5.4 million. This amount included an $11.5 million charge to reserve a portion of GTL’s prepaid income tax balance, of which the Company's share was $6.3 million.
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
Segment Results and Corporate Expenses
Magnetic Technologies

On August 2, 2011, the Company completed the acquisition of VAC. As a result of the acquisition, the Company created a new segment named Magnetic Technologies, which consists of VAC. The results of operations set forth below are from the date of acquisition.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. During 2011, the supply of rare earth materials was constrained, resulting in significant increases in the price of rare earth materials. Rare earth materials are currently available from a limited number of suppliers, primarily in China. Supply of rare earth materials is expected to increase when additional sources outside of China become available.

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share.

For the year ended December 31,

	2011	2010	2009
(Millions of dollars)
Net sales	$276.1	n/a	n/a

Operating loss	$(66.9)	n/a	n/a
Acquisition-related charges	111.2	—	—
Adjusted operating profit	$44.3	n/a	n/a

Acquisition-related charges include $106.6 million of charges as a result of purchase accounting related to acquired inventory, $2.4 million of acquisition-related fees and $2.2 million of severance charges. The remaining net $56.4 million of inventory step-up is expected to be recognized in cost of goods sold as the related inventory is sold to customers in 2012. See Note 3 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the purchase accounting charges related to inventory.

Advanced Materials

The primary raw material used by Advanced Materials is unrefined cobalt. The cost of Advanced Materials raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand have affected and will likely continue to affect the supply and market price of raw materials. The Company attempts to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers.

For the year ended December 31,

	2011	2010	2009
(Millions of dollars)
Net sales	$640.9	$620.6	$472.4
Operating profit	$81.2	$95.6	$53.3

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2011	2010	2009
First Quarter	$18.38	$20.11	$13.37
Second Quarter	$17.05	$19.36	$14.44
Third Quarter	$16.13	$18.10	$17.30
Fourth Quarter	$14.18	$17.41	$18.35
Full Year	$16.44	$18.74	$15.90
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2011	2010	2009
First Quarter	$4.37	$3.29	$1.56
Second Quarter	$4.14	$3.18	$2.12
Third Quarter	$4.08	$3.28	$2.65
Fourth Quarter	$3.40	$3.91	$3.01
Full Year	$4.00	$3.42	$2.34
2011 Compared with 2010
Net Sales
The following table identifies the components of change in net sales:

(In millions)
2010 Net Sales	$620.6
Increase (decrease) in 2011 from:
Selling price/mix (including cobalt metal resale)	(62.5)
Cobalt volume (including cobalt metal resale)	52.8
By-product sales (price and volume)	35.8
Foreign currency	(4.3)
Other	(1.5)
2011 Net Sales	$640.9

The increase in cobalt volume was the result of increased demand across all Advanced Materials end markets in 2011 compared to 2010; however, this benefit was largely offset by lower prices, which also affected cobalt metal resale revenues. Stronger global demand, share gains and favorable price for copper and other metals enabled the segment to realize higher by-product revenues.
Operating Profit
The following table identifies the components of change in operating profit:

(In millions)
2010 Operating Profit	$95.6
Increase (decrease) in 2011 from:
Price/Mix (including cobalt metal resale)	(34.1)
Cobalt volume (including cobalt metal resale)	24.9
Process-based material cost	(15.7)
By-product (price and volume)	11.6
Foreign currency	(1.4)
Operating expenses	3.1
Other	(2.8)
2011 Operating Profit	$81.2

Increased operating profit from higher sales volumes was more than offset by lower cobalt price/mix and higher process-based material costs, principally due to increases in caustic, propane and sulphuric acid. Lower operating costs included a reduced allowance against the GTL joint venture partner note receivable and the non-recurrence of a write-down in the value of a cost method investment.
2010 Compared with 2009
Net Sales
The following table identifies the components of change in net sales:

(In millions)
2009 Net Sales	$472.4
Increase (decrease) in 2010 from:
Selling price/mix (including cobalt metal resale)	97.6
Cobalt volume (including cobalt metal resale)	37.3
By-product sales (price and volume)	14.4
Other	(1.1)
2010 Net Sales	$620.6
The increase in selling price/mix was due primarily to cobalt reference prices, which also affected cobalt metal resale revenues. The increase in by-product sales in 2010 was due to higher average copper prices in 2010, partially offset by decreased volume.
Operating Profit
The following table identifies the components of change in operating profit:

(In millions)
2009 Operating Profit	$53.3
Increase (decrease) in 2010 from:
Price/Mix (including cobalt metal resale)	48.7
Cobalt volume (including cobalt metal resale)	19.3
Process-based material cost	(2.7)
By-product (price and volume)	0.2
Foreign currency	3.2
Operating expenses	(28.6)
Other	2.2
2010 Operating Profit	$95.6
Operating profit increased due to higher cobalt prices and volume partially offset by increased operating expenses.

The increase in operating expenses was due to $5.7 million of expense associated with the maintenance shut-down of the GTL smelter, the increase in cobalt volume and a write-down in the value of a cost method investment. The decrease in operating profit associated with by-product sales was due to decreased volume primarily due to changes in the mix of feed partially offset by favorable copper price.
Specialty Chemicals

The December 2011 acquisition of Rahu, a developer of a unique iron and ligand-based chemistry, is expected to further strengthen Specialty Chemicals' global position in coating, composite and ink applications. During the third and fourth quarters of 2011, the Specialty Chemicals segment began to see a softening of demand due to customer concerns over the global economy and economic conditions in Europe. The fourth quarter of 2011 was also unfavorably impacted by the flooding in Thailand, causing the shutdown of many hard disk drive assembly and component manufacturing facilities, which has, and continues to have, a material impact on the overall  supply chain.
For the year ended December 31,

(Millions of dollars)	2011	2010	2009
Net sales	$470.0	$462.7	$401.8

Operating profit (loss)	$62.3	$59.6	$(27.0)
Gain on sale of land	(9.7)	—	—
Goodwill impairment, net	—	—	37.5
Restructuring changes	—	—	12.7
Adjusted operating profit	$52.6	$59.6	$23.2
2011 Compared with 2010
Net Sales
The following table identifies the components of change in net sales:

(In millions)
2010 Net Sales	$462.7
Increase (decrease) in 2011 from:
Volume	0.6
Selling price/mix	1.0
Foreign currency	8.8
Other	(3.1)
2011 Net Sales	$470.0
Operating Profit
The following table identifies the components of change in operating profit:

(In millions)
2010 Operating Profit	$59.6
Increase (decrease) in 2011 from:
Volume	(0.5)
Price/Mix	(8.9)
Gain on sale of land	9.7
Foreign currency	0.7
Other	1.7
2011 Operating Profit	$62.3
The operating profit increase in 2011 compared to 2010 was primarily due to the gain recognized on the sale of land at the former Manchester, England facility, mostly offset by an unfavorable shift in mix of products sold.

2010 Compared with 2009
Net Sales
The following table identifies the components of change in net sales:

(In millions)
2009 Net Sales	$401.8
Increase (decrease) in 2010 from:
Volume	50.2
Selling price/mix	12.3
Foreign currency	(2.8)
Other	1.2
2010 Net Sales	$462.7
The $60.9 million increase in net sales in 2010 compared to 2009 was primarily due to increased volume and favorable selling price/mix during the recovery from the 2009 global recession.
Operating Profit (Loss)
The following table identifies the components of change in operating profit (loss):

(In millions)
2009 Operating Loss	$(27.0)
2009 Goodwill impairment, net	37.5
2009 Intangible asset impairment, net	1.6
2009 Restructuring charge	12.7
Increase (decrease) in 2010 from:
Volume	27.9
Price/Mix	11.4
2010 Restructuring charge	(2.1)
Foreign currency	(0.8)
Other	(1.6)
2010 Operating Profit	$59.6
Excluding the 2009 asset impairment and restructuring charges, the operating profit increase in 2010 compared to 2009 was primarily due to increased sales volumes, favorable product price/mix and lower operating costs following the closure of the Manchester, England facility in 2009 partially offset by increased employee incentive compensation.

Battery Technologies

The segment is focused on developing new battery chemistries and expanding the markets it serves and is reducing its cost structure in response to the uncertainty around government spending.

For the year ended December 31,

	2011	2010
(Millions of dollars)
Net sales	$128.8	$113.9	(a)

Operating profit	$12.1	$5.1	(a)(b)
Acquisition-related charges	$—	$3.2
Adjusted operating profit	$12.1	$8.3

(a)	Includes activity since the acquisition of EaglePicher on January 29, 2010.

(b)
Includes purchase accounting adjustments which reduced operating profit in 2010 by $3.2 million for acquired inventories and deferred revenue. These acquisition-related charges will not recur in the future.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At December 31, 2011, backlog was $122.9 million as compared with $134.9 million at December 31, 2010. Backlog was lower due to reduced U.S. defense orders in 2011. $26.2 million of the backlog at December 31, 2011 is not expected to be converted into sales during the next twelve months.
Net Sales
The following table identifies the components of change in net sales:

(In millions)
2010 Net Sales	$113.9
Increase (decrease) in 2011 from:
January 2011 sales volume	10.1
February - December sales volume	2.7
Purchase accounting adjustment in 2010	0.8
Other	1.3
2011 Net Sales	$128.8

Battery Technologies net sales increased in 2011 largely due to the full year of ownership in 2011 versus eleven months in 2010.
Operating Profit
The following table identifies the components of change in operating profit:

(In millions)
2010 Operating profit	$5.1
Increase (decrease) in 2011 from:
Purchase accounting charges in 2010	3.2
Volume	1.0
Price/Mix	1.3
Operating expenses	(0.9)
Other	2.4
2011 Operating Profit	$12.1

Operating profit in 2011 benefited from higher volumes, prices and income from sales of recycled material. 2010 operating profit reflects acquisition-related adjustments of $3.2 million.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation.
2011 Compared with 2010
Corporate expenses were $52.1 million in 2011 compared with $37.6 million in 2010. Corporate expenses in 2011 include $15.4 million in fees related to the VAC acquisition. 2010 corporate expenses include $2.2 million in fees related to the acquisition of EaglePicher.
2010 Compared with 2009
Corporate expenses were $37.6 million in 2010 compared with $27.3 million in 2009. Corporate expenses in 2010 include increased employee incentive compensation expense as there were no payouts under the 2009 annual incentive plan. 2009 also included a $4.7 million gain on the termination of the Company’s retiree medical plan that did not recur in 2010.

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities for 2011, 2010 and 2009, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	2011	2010	2009
Net cash provided by (used for):
Operating activities	$124.8	$126.6	$165.4
Investing activities	(779.2)	(199.8)	(30.5)
Financing activities	548.0	120.3	(26.7)
Discontinued operations-net cash used for operating activities	—	(0.1)	(0.4)
Effect of exchange rate changes on cash	(2.0)	(1.9)	2.7
Net change in cash and cash equivalents	$(108.4)	$45.1	$110.5

Operating Activities
In 2011, the Company continued to generate significant cash flow from its operations. Cash provided by operating activities in 2011 was comparable to 2010. In 2011, lower net income was offset by lower working capital balances, primarily driven by (excluding amounts related to the acquisitions) a decrease in accounts receivable and an increase in accounts payable at December 31, 2011 compared to December 31, 2010. Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for items such as income taxes and pensions.

Investing Activities
Net cash used in investing activities in 2011 included $725.3 million for the VAC ($686.2 million) and Rahu ($39.1 million) acquisitions, and capital expenditures of $56.5 million primarily to support growth and productivity programs and for sustaining operations. Investing cash flows also included proceeds of $9.7 million from the sale of land at the former Manchester, England manufacturing facility.

In 2010, net cash used for investing activities included $172 million for the acquisition of EaglePicher and capital expenditures of $26.4 million.

In 2009, net cash used for investing activities was due primarily to capital expenditures of $25.7 million.

The Company expects capital spending in 2012 to increase from 2011 expenditures primarily for projects to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund 2012 capital expenditures through cash generated from operations and cash on hand at December 31, 2011.

Financing Activities
Net cash provided by financing activities in 2011 included borrowings of $698 million to fund the VAC acquisition including related expenses, and a payment of $120 million against the Company's former revolving credit line.

Net cash provided by financing activities in 2010 included net borrowings under the Company's Revolver of $120 million to partially fund the EaglePicher acquisition.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of December 31, 2011, most of the Company’s cash and cash equivalents were held outside the United States, primarily in Finland, and most of the Company's cash and cash equivalents were denominated in U.S. dollars. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. The Company’s intent is to retain the majority of its cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of foreign earnings, and external borrowings. We expect our available cash, 2012 operating cash flows and availability under our Senior Secured Credit Facility to be adequate to fund 2012 operating needs and capital expenditures.
Debt and Other Financing Activities
On August 2, 2011, in connection with the acquisition of VAC, the Company terminated its credit facilities and entered into the Senior Secured Credit Facility, primarily to finance the acquisition of VAC and repay existing indebtedness of the Company under its former revolving credit facility. The Senior Secured Credit Facility includes a $100 million term loan A facility, a $350 million term loan B facility, a €175 million term loan B facility, and a $200 million undrawn revolving credit facility. The term A facility and the revolving credit facility mature on August 2, 2016. The term B facilities mature on August 2, 2017. See Note 8 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of the Senior Credit Facility, including interest rates and covenant restrictions.
The Company believes that cash flow from operations, together with its strong cash position and the availability of funds to the Company under the Senior Secured Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.

Pension Plans
As a result of the VAC acquisition, the Company assumed pension obligations of $149.8 million (based on the exchange rate on August 2, 2011), substantially all of which are unfunded. VAC sponsors various defined benefit plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany. As a result of the EaglePicher acquisition, the Company assumed the EaglePicher defined benefit pension obligations, made up of two frozen and two active, partially-funded defined benefit pension plans. Certain non-U.S. employees are covered under other defined benefit plans. See Critical Accounting Policies below and Note 12 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the Company’s pension plans.
Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2011 (in thousands).

	Payments due by period
	2012	2013	2014	2015	2016	Thereafter	Total
Purchase and other obligations(1)	$251,201	$31,272	$6,370	$5,877	$5,360	$6,995	$307,075
Senior Secured Credit Facility	13,265	10,279	9,997	9,726	86,251	546,914	676,432
Interest payments on Senior
Secured Credit Facility	37,958	37,247	36,910	36,404	34,611	19,112	202,242
Capital lease obligations (principal
and interest)	1,050	956	730	626	626	1,982	5,970
Operating lease obligations	6,344	2,915	2,058	1,924	1,840	8,512	23,593
Total	$309,818	$82,669	$56,065	$54,557	$128,688	$583,515	$1,215,312

(1)
For 2012 through 2016, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average daily price for the last week of December 2011 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Interest payments are calculated based upon the Company’s anticipated payment schedule using December 31, 2011 interest rates, adjusted for the related interest rate swap agreements.
Not included in the table above is $86.5 million of the VAC purchase price the Company withheld to fund indemnification claims, if any. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the amount withheld.
Pension funding can vary significantly each year due to changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. The Company expects to contribute $6.0 million to its U.S. pension plans in 2012. Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. The Company expects to make annual benefit payments of approximately $9.3 million related to its non-U.S. pension plans in 2012.

At December 31, 2011, the liability for uncertain tax positions includes $6.0 million for which it is reasonably possible that the uncertainty will be resolved within the next twelve months. However, the decrease would not result in any cash payments as the Company would be able to utilize available foreign tax credits. The Company is not able to reasonably estimate the period in which cash outflows related to the remaining $19.0 million of uncertain tax positions could occur. See Note 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the Company’s uncertain tax positions.
Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above and in Note 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements related to the critical accounting policies described below. The application of these critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to similar businesses.
Revenue Recognition — Revenues are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The majority of the Company’s sales are related to sales of product. Product sales are recognized when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of consignment inventory. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of goods sold.
The Battery Technologies segment uses the percentage-of-completion method to recognize the majority of its revenue. The percentage of completion method requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed at least quarterly and adjustments are reflected in the accounting period such amounts are determined. Changes in cost estimates are recognized in the period of change and reflect the cumulative change from inception of the contract. These adjustments have historically not been material. Billings in excess of amounts earned are deferred. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident. See Note 1 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion on revenue recognized under the percentage of completion method.
Inventories — Magnetic Technologies' inventories are valued using the average cost method. Cost of sales, under the average cost method, represents the weighted average cost of the items sold. The Company believes the average cost method provides for a better matching of inventory costs with related sales, based on Magnetic Technologies' manufacturing process. The remaining inventory held by the Company is valued using the first-in, first-out (“FIFO”) method. Inventory accounted for under the percentage-of-completion method is included in work-in-process inventory and represents accumulated contract costs less the portion of such costs allocated to delivered units. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced on a contract-by-contract basis.
The Company evaluates the need for a lower of cost or market (“LCM”) adjustment to inventories based on the selling prices of its finished products. Changes in the price of cobalt, nickel and rare earth materials can have a significant impact on inventory valuation. Declines in the selling prices of the Company's finished goods, which can result from decreases in the market price of raw materials or other factors, can result in the Company's inventory carrying value being written down to a lower market value.
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

As part of the allocation of the purchase price of VAC to the acquired assets and liabilities assumed, the Company recorded a step-up of inventory to its estimated fair value on the date of acquisition, as required under purchase accounting. Acquired inventory with a book value of $194.7 million on the date of acquisition was estimated to have a fair value of $362.8 million. See Note 3 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion on the VAC inventory step-up. The valuation of inventory requires the use of assumptions regarding net realizable selling price in order to assess that inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. The Company believes that the carrying value of inventory is appropriate as of December 31, 2011. If assumptions about actual market conditions are more or less favorable than those projected by the Company, additional adjustments to inventory may be required.
Notes Receivable from Joint Venture Partner — The noncontrolling interest in GTL is owned by two partners at 25% and 20%, respectively. In years prior to 2009, the Company refinanced the capital contribution for the 25% shareholder. At December 31, 2011 and 2010, the notes receivable net balance from this partner was $16.0 million and $13.9 million, respectively. Due to the uncertainty of collection, the Company continues to record a full allowance against unpaid interest receivable under the notes receivable. The note receivable is secured by 80% of the partner’s interest in the joint venture. To evaluate the collectability of the Notes, the Company estimates the future cash flows of the joint venture, as repayment of the Notes is expected to be funded by future dividends from GTL to the joint venture partners and return of capital from the joint venture. These estimates are based on management’s judgment and are consistent with the Company’s current budget and long-range plans, including cobalt price assumptions, anticipated changes in market conditions and planned capital expenditures, among other considerations. Although the Company believes the assumptions, judgments and estimates used in the evaluation of the collectability of the Notes are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the evaluation of the collectability of the Notes and the Company’s results of operations and financial position. See Note 1 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion on Notes Receivable from Joint Venture Partner.
GTL Prepaid Taxes — At December 31, 2011 and 2010, GTL had a prepaid tax asset of $8.2 million and $2.0 million, net of valuation allowances of $5.7 million and $11.9 million, respectively. In 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of 2010 taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. In addition, during 2010, it was determined that GTL was no longer subject to certain import taxes that had been assessed through the first quarter of 2010. Given these changes, the Company updated its estimation of the realizability of GTL's prepaid tax asset in the DRC and recorded an allowance of $11.9 million against the prepaid tax asset in 2010. During 2011, GTL received notification that it would be able to offset more of its prepaid tax asset against future taxes payable than previously estimated. As a result, GTL recognized a $6.2 million discrete tax benefit in 2011 to reduce the allowance established in 2010.

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

Goodwill — The Company had goodwill of $544.5 million and $306.9 million at December 31, 2011 and 2010, respectively. The Company is required to test goodwill for impairment annually and more often if indicators of impairment exist. The goodwill impairment test is a two-step process. During the first step, the Company estimates the fair value of the reporting unit and compares that amount to the carrying value of that reporting unit. The Company’s reporting units have been determined to be the Company's reportable segments or one level below the reportable segments in certain instances.
The Company conducts its annual goodwill impairment test as of October 1. The results of the testing as of October 1, 2011 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. The Company recorded non-cash charges of $37.5 million in 2009 in the Specialty

Chemicals segment for the impairment of goodwill.
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
The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. The terminal value estimates the value of the ongoing cash flows after the discrete forecast period using a nominal long-term growth rate of 3.5 percent based on long-term inflation projections. The WACC is derived using a Capital Asset Pricing Model (“CAPM”). The risk-free rate in the CAPM is based on 20-year U.S. Treasury Bonds, the beta is determined based on an analysis of comparable public companies, the market risk premium is derived from historical risk premiums and the size premium is based on the size of the Company. The risk-free rate was adjusted for the risks associated with the operations of the reporting units. As a proxy for the cost of debt, the Company uses the Baa borrowing rate, an estimated effective tax rate, and applies an estimated debt to total invested capital ratio using market participant assumptions to arrive at an after-tax cost of debt. The estimates and judgments that most significantly affect the fair value calculation are future operating cash flow assumptions and the WACC used in the DCF model. The WACC’s used in the goodwill testing at October 1, 2011 ranged from 11.2% to 14.8%, with an average of 12.9%. The estimated fair value of the Defense and Space reporting units within the Battery Technologies segment exceeded their carrying value by 5% and 4%, respectively. At December 31, 2011, the Defense and Space reporting units had goodwill of $26.5 million and $23.7 million, respectively. The Company believes the assumptions used in its impairment testing were consistent with the risk inherent in the business models of the reporting units at the time the impairment tests were performed. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company’s results of operations and financial position. If step-one goodwill impairment tests performed in future periods indicate the carrying value of any reporting unit exceeds its estimated fair value, the Company would need to complete a step-two analysis to determine the amount, if any, of the goodwill impairment, based on the implied fair values determined in the step-two analysis.
Other Intangible Assets — Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. At December 31, 2011, the Company had definite-lived intangible assets of $324.7 million and indefinite-lived intangible assets of $108.6 million. Definite-lived intangible assets consist principally of customer relationships, know-how, developed technology and capitalized software and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names. The Company evaluates the carrying value of definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The definite-lived intangible asset would be considered impaired if the future net undiscounted cash flows generated by the asset are less than its carrying value. The Company evaluates the carrying value of indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized.
As a result of the testing of the indefinite-lived trade names, the Company recorded impairment charges of $1.6 million for the year ended December 31, 2009 in selling, general and administrative expenses in the Specialty Chemicals segment for the impairment of indefinite-lived trade names due to downward revisions in estimates of future revenue and cash flows. The Company utilizes a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in the Company’s goodwill testing. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the intangible asset impairment test and, potentially, the Company’s results of operations and financial position if additional impairment charges were required to be recorded.
Pension Plans — As a result of the VAC acquisition, the Company assumed pension obligations of $149.8 million (based on the Euro to U.S. dollar exchange rate on August 2, 2011), substantially all of which are unfunded. VAC sponsors various defined benefits plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany. As a result of the EaglePicher acquisition, the Company assumed the EaglePicher defined benefit pension obligations, made up of two frozen and two active defined benefit pension plans. In addition, the Company has an unfunded obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). The Company has other defined benefit plans that are not material to the Company. See Note 12 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of the Company's defined benefit pension obligations.
Calculations of the amount of defined benefit pension expense and obligations depend on the assumptions used in the actuarial valuations. The primary assumptions include (1) the discount rate used in calculating the present value of benefits (generally determined by matching the timing of the payment of the expected obligations under the defined benefit plans against the corresponding yield of high-quality corporate bonds of equivalent maturities); (2) the expected long-term rate of return on defined benefit plan assets (generally based on prior performance and future expectations for the types of investments held by the plans as well as the expected long-term allocation of plan assets for these investments); and (3) the rate of compensation increase. Changes in key economic indicators can result in changes in the assumptions used by the Company. While the Company believes that the assumptions used in calculating its defined benefit pension expense and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company’s results of operations or financial position.
VAC defined benefit pension obligations: The Company used a weighted average discount rate of 5.50% in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2011. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation by $2.8 million from the amount recorded in the financial statements at December 31, 2011.
EaglePicher defined benefit pension obligations: The Company used a weighted average discount rate of 4.18% and 4.05% for the two active and two frozen EaglePicher plans, respectively, in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2011. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation related to the four EaglePicher plans by $6.3 million from the amount recorded in the financial statements at December 31, 2011.
The defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses. For 2011, the expected long-term rate of return assumptions applicable to assets held in the four EaglePicher plans were estimated at 8.25% and 6.0% for the two active and two frozen plans, respectively. These expected rates of return reflect the asset allocation of the plans and the expected long-term returns on equity and debt investments included in plan assets. If the expected long-term rates of return on plan assets in the four EaglePicher plans were reduced by 0.5%, pension expense for 2011 would have increased by $1.4 million.
Income Taxes — Tax law requires certain items to be included in the tax return at different times than the items are reflected in the financial statements. Some of these differences are permanent, such as expenses that are not deductible for tax purposes, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred tax assets and liabilities. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes are not provided on undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are determined to be reinvested for an indefinite period of time. Deferred income taxes are provided on income from foreign subsidiaries which have not been reinvested abroad permanently, as upon remittance to the United States, such earnings are taxable.
The Company has significant operations outside the United States, where most of its pre-tax earnings are derived, and in jurisdictions where the statutory tax rate is different from the United States statutory tax rate. The Company’s tax assets, liabilities, and tax expense are supported by historical earnings and losses and the Company’s best estimates and assumptions of its global cash requirements, planned dividend repatriations, and expectations of future earnings. When the Company determines, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established.

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
Since significant judgment is required to assess the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, the ultimate resolution of these events could result in adjustments to the Company’s financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company’s results of operations and financial position.
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

Valuation of Acquisitions - The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets in the VAC, Rahu and EaglePicher acquisitions; inventory in the VAC acquisition; and contingent consideration in the Rahu acquisition. These estimates are based on historical experience, information obtained from management of the acquired companies, and future volume forecasts with respect to contingent consideration. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, the Company's results of operations and financial position if impairment charges were required to be recorded.

Recently Issued Accounting Standards
Accounting Guidance adopted in 2011:
In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. The Company adopted this guidance on January 1, 2011 and such adoption did not have a material effect on the Company's results of operations or financial position.

In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The Company adopted this guidance on January 1, 2011 and such adoption did not have any effect on the Company's results of operations or financial position.
Accounting Guidance Not Yet Adopted
In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements that provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has not determined the effect, if any, the adoption of this guidance will have on its results of operations or financial position.

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This guidance is effective for interim and annual periods beginning after December 15, 2011. Retrospective application to prior periods is required. As this new guidance is related to presentation only, the adoption of this new guidance will not have a material impact on the Company's results of operations or financial position.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The adoption of this new guidance will not have a material impact on the Company's results of operations or financial position.
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
The European Union’s REACH legislation established requirements to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry. Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, the Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations.
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk
As a result of our global operating and financing activities, we are exposed to changes in raw material prices, interest rates and foreign currency exchange rates, which may have a material adverse effect on our business, financial condition and results of operation. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in raw material prices, interest rates and foreign currency exchange rates through our regular operating and financing activities, which may include the use of derivative instruments. By using derivative instruments to hedge exposures to changes commodity prices, foreign exchange rates and interest rates, we expose ourself to market risk. Market risk is the change in value of a derivative instrument that results from a change in material prices or interest rates. The market risk associated with raw material prices and interest is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Raw Material Price Risk
Unrefined cobalt is the principal raw material we use in manufacturing Advanced Materials products. The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, mostly dysprosium and neodymium. The cost of raw materials fluctuates due to changes in the reference prices (cobalt), actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. Fluctuations in the price of cobalt, rare earth materials and other raw materials have been significant in the past and we believe price fluctuations are likely to occur in the future.

The Company attempts to mitigate increases in raw material prices by passing through such increases to its customers in the prices of its products and, when possible, by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of certain raw materials. Fluctuations in the price of cobalt, nickel and rare earth materials have historically been significant and the Company believes that price fluctuations are likely to continue in the future. During periods of rapidly changing metal prices there may be price lags that can positively or negatively impact the short-term profitability and cash flow from operations of the Company. Declines in the selling prices of the Company's finished goods, which can result from decreases in the market price of raw materials or other factors, can result in the Company's inventory carrying value being written down to a lower market value.

The Company, from time to time, employs derivative instruments in connection with certain purchases and sales of copper and nickel in order to establish a fixed margin and mitigate the risk of price volatility. This hedging limits the Company’s ability to participate in gains from favorable commodity price fluctuations and it limits the risk of loss from adverse commodity price fluctuations.
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

From time-to-time, the Company enters into derivative instruments and hedging activities to manage interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $199.5 million and $60.0 million at December 31, 2011 and 2010, respectively. The outstanding contracts as of December 31, 2011 had maturities ranging up to 12 months.
Foreign Currency Exchange Rate Risk
We manufacture and sell our products worldwide. Although a significant portion of the Company’s raw material purchases and product sales are based on the U.S. dollar, prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products provided by the Company in foreign markets in cases where payments for its products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which the Company has foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Japanese Yen, Congolese Franc, Chinese Renminbi and the Canadian Dollar.
The functional currency for our Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Operations. While a majority of our subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. From time-to-time, we have entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. We had Euro forward contracts with notional values that totaled 90.0 million Euros at December 31, 2011 with maturities ranging up to twelve months. We had no Euro forward contracts at December 31, 2010. We designated these derivatives as cash flow hedges of our forecasted foreign currency denominated expense.
Credit Risk
By using derivative instruments to hedge exposures to changes in commodity prices, foreign exchange rates and interest rates, we expose ourself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for us. When the fair value of a derivative contract is negative, the Company owes the counterparty and accordingly there would not be any credit risk. To mitigate credit risk, it is our policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. There were no counterparty defaults during the years ended December 31, 2011, 2010 and 2009.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related statements of consolidated operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc.

We have audited OM Group Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing on page 76. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting and Evaluation of Disclosure Controls and Procedures, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VAC Holding GmbH (“VAC”) which is included in the December 31, 2011 consolidated financial statements of OM Group, Inc. and Subsidiaries and constituted 40% of total assets as of December 31, 2011, and 18% of net sales for the year then ended. Our audit of internal control over financial reporting of OM Group, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of VAC.

In our opinion, OM Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OM Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related statements of consolidated operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 28, 2012

OM Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$292,146	$400,597
Restricted cash on deposit	92,813	68,096
Accounts receivable, less allowance of $4,793 in 2011 and $5,187 in 2010	212,152	155,465
Inventories	615,018	293,625
Refundable and prepaid income taxes	42,480	40,740
Other current assets	54,833	44,602
Total current assets	1,309,442	1,003,125
Property, plant and equipment, net	482,313	256,098
Goodwill	544,471	306,888
Intangible assets, net	433,275	153,390
Notes receivable from joint venture partner, less allowance of $3,100 in 2011 and $5,200 in 2010	16,015	13,915
Other non-current assets	84,207	39,292
Total assets	$2,869,723	$1,772,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,265	$30,000
Accounts payable	170,466	105,900
Liability related to joint venture partner injunction	92,813	68,096
Accrued income taxes	19,806	8,321
Accrued employee costs	49,699	37,932
Deferred income taxes	23,449	892
Other current liabilities	79,026	33,183
Total current liabilities	448,524	284,324
Long-term debt	663,167	90,000
Deferred income taxes	129,945	23,499
Pension liabilities	204,248	58,107
Purchase price of VAC payable to seller	86,513	—
Other non-current liabilities	62,032	40,160
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,073,642 shares issued in 2011 and 30,725,792 shares issued in 2010	320	307
Capital in excess of par value	625,515	578,948
Retained earnings	705,784	667,882
Treasury stock (208,157 shares in 2011 and 202,556 shares in 2010, at cost)	(7,427)	(7,234)
Accumulated other comprehensive income (loss)	(93,399)	(3,119)
Total OM Group, Inc. stockholders’ equity	1,230,793	1,236,784
Noncontrolling interests	44,501	39,834
Total equity	1,275,294	1,276,618
Total liabilities and equity	$2,869,723	$1,772,708

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Operations

	Year Ended December 31
	2011	2010	2009
(In thousands, except per share data)
Net sales	$1,514,535	$1,196,646	$871,669
Cost of goods sold	1,240,048	911,958	705,886
Gross profit	274,487	284,688	165,783
Selling, general and administrative expenses	247,653	162,042	133,956
Goodwill impairment, net	—	—	37,504
Gain on sale of land	(9,693)	—	—
Gain on termination of retiree medical plan	—	—	(4,693)
Operating profit (loss)	36,527	122,646	(984)
Other income (expense):
Interest expense	(23,268)	(5,255)	(689)
Interest income	1,440	908	928
Foreign exchange gain (loss)	10,564	(10,679)	(21)
Other, net	(429)	(305)	(292)
	(11,693)	(15,331)	(74)
Income (loss) from continuing operations before income tax expense	24,834	107,315	(1,058)
Income tax (expense) benefit	17,796	(29,656)	(20,899)
Income (loss) from continuing operations, net of tax	42,630	77,659	(21,957)
Income (loss) from discontinued operations, net of tax	(59)	726	1,496
Consolidated net income (loss)	42,571	78,385	(20,461)
Net (income) loss attributable to noncontrolling interests	(4,669)	4,989	2,604
Net income (loss) attributable to OM Group, Inc. common stockholders	$37,902	$83,374	$(17,857)
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc.
common stockholders	$1.22	$2.72	$(0.64)
Income from discontinued operations attributable to OM Group, Inc.
common stockholders	—	0.02	0.05
Net income (loss) attributable to OM Group, Inc. common
stockholders	$1.22	$2.74	$(0.59)
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc.
common stockholders	$1.21	$2.70	$(0.64)
Income from discontinued operations attributable to OM Group, Inc.
common stockholders	—	0.03	0.05
Net income (loss) attributable to OM Group, Inc. common
stockholders	$1.21	$2.73	$(0.59)
Weighted average shares outstanding
Basic	31,079	30,433	30,244
Assuming dilution	31,244	30,565	30,244
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$37,961	$82,648	$(19,353)
Income (loss) from discontinued operations, net of tax	(59)	726	1,496
Net income (loss)	$37,902	$83,374	$(17,857)

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income (Loss)

	Year Ended December 31
	2011	2010	2009
(In thousands)
Consolidated net income (loss)	$42,571	$78,385	$(20,461)
Foreign currency translation adjustments	(62,580)	17,031	12,741
Reclassification of hedging activities into earnings, net of tax	(80)	2,315	615
Unrealized loss on cash flow hedges, net of tax	(3,581)	(2,732)	(591)
Pension and post-retirement obligation	(24,039)	(2,764)	386
Reversal of accumulated unrecognized gain on retiree medical plan	—	—	(137)
Net change in accumulated other comprehensive income (loss)	(90,280)	13,850	13,014
Comprehensive income (loss)	(47,709)	92,235	(7,447)
Comprehensive (income) loss attributable to noncontrolling interests	(4,667)	4,993	2,602
Comprehensive income (loss) attributable to OM Group, Inc.	$(52,376)	$97,228	$(4,845)

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Cash Flows

	Year Ended December 31
	2011	2010	2009
(In thousands)
Operating activities
Consolidated net income (loss)	$42,571	$78,385	$(20,461)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	59	(726)	(1,496)
Depreciation and amortization	72,672	54,097	53,765
Share-based compensation expense	6,510	5,342	6,026
Foreign exchange (gain) loss	(10,564)	10,679	21
Deferred income tax provision (benefit)	(31,567)	(5,131)	(7,471)
Lower of cost or market inventory charge	14,534	—	—
Gain on sale of land	(9,693)	—	—
Goodwill impairment charges, net	—	—	37,504
Restructuring charge	516	2,100	12,708
Allowance on GTL prepaid tax asset	(6,225)	11,465	—
Impairment of cost-method investment	—	2,000	—
Gain on termination of retiree medical plan	—	—	(4,693)
Other non-cash items	(2,580)	779	801
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	19,391	(21,668)	6,739
Inventories	(1,702)	20,931	17,142
Advances to suppliers	7,174	(7,136)	21,507
Accounts payable	24,718	(39,558)	49,703
Refundable, prepaid and accrued income taxes	(1,345)	1,763	(7,675)
Other, net	327	13,309	1,326
Net cash provided by operating activities	124,796	126,631	165,446
Investing activities
Expenditures for property, plant and equipment	(56,482)	(26,430)	(25,686)
Proceeds from sale of land	9,693	—	—
Cash paid for acquisitions	(729,401)	(171,979)	—
Other, net	(2,976)	(1,418)	(4,797)
Net cash used for investing activities	(779,166)	(199,827)	(30,483)
Financing activities
Payments on revolving line of credit	(120,000)	(125,000)	(26,141)
Proceeds from revolving line of credit	—	245,000	—
Proceeds from long-term debt	697,975	—	—
Debt issuance costs	(30,176)	(2,596)	—
Payment related to surrendered shares	(193)	(1,209)	(535)
Proceeds from exercise of stock options	361	4,122	11
Net cash provided by (used for) financing activities	547,967	120,317	(26,665)
Effect of exchange rate changes on cash	(2,048)	(1,854)	2,697
Cash and cash equivalents
Increase (decrease) from continuing operations	(108,451)	45,267	110,995
Discontinued operations — net cash used for operating activities	—	(53)	(397)
Balance at the beginning of the year	400,597	355,383	244,785
Balance at the end of the year	$292,146	$400,597	$355,383
See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries
Statements of Consolidated Total Equity

	Year Ended December 31
	2011	2010	2009
(In thousands)
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	30,523	30,269	30,181
Shares issued in connection with acquisition of VAC	1,308	—	—
Shares issued under share-based compensation plans	34	254	88
	31,865	30,523	30,269
Common Stock — Dollars
Beginning balance	$307	$304	$303
Shares issued in connection with acquisition of VAC	13	—	—
Shares issued under share-based compensation plans	—	3	1
	320	307	304
Capital in Excess of Par Value
Beginning balance	578,948	569,487	563,454
Shares issued in connection with acquisition of VAC	39,696	—	—
Shares issued under share-based compensation plans	361	4,119	10
(Tax deficiency) excess tax benefit on the exercise/vesting of share awards	—	—	(3)
Share-based compensation — employees	6,130	5,082	5,756
Share-based compensation — non-employee directors	380	260	270
	625,515	578,948	569,487
Retained Earnings
Beginning balance	667,882	584,508	602,365
Net income (loss) attributable to OM Group, Inc.	37,902	83,374	(17,857)
	705,784	667,882	584,508
Treasury Stock
Beginning balance	(7,234)	(6,025)	(5,490)
Reacquired shares	(193)	(1,209)	(535)
	(7,427)	(7,234)	(6,025)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(3,119)	(16,969)	(29,983)
Foreign currency translation	(62,580)	17,031	12,741
Reclassification of hedging activities into earnings, net of tax benefit of $131 in 2011 and $814 in 2010	(80)	2,315	615
Unrealized loss on cash flow hedges, net of tax benefit of $1,053 in 2011 and $822 in 2010	(3,581)	(2,732)	(591)
Pension and post-retirement obligation	(24,039)	(2,764)	386
Reversal of accumulated unrecognized gain on retiree medical plan	—	—	(137)
	(93,399)	(3,119)	(16,969)
Total OM Group Inc. Stockholders’ Equity	1,230,793	1,236,784	1,131,305
Noncontrolling interests
Beginning balance	39,834	44,827	47,429
Net income (loss) attributable to the noncontrolling interest	4,669	(4,989)	(2,604)
Foreign currency translation	(2)	(4)	2
	44,501	39,834	44,827
Total Equity	$1,275,294	$1,276,618	$1,176,132

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

On December 22, 2011, the Company completed the acquisition of Rahu Catalytics Limited ("Rahu"), which is included in the Company's Specialty Chemicals segment.

On August 2, 2011, the Company completed the acquisition of VAC Holding GmbH (“VAC”). The Company's Magnetic Technologies segment consists of VAC.
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC ("EaglePicher"). The Company's Battery Technology segment consists of EaglePicher.
The financial position, results of operations and cash flows of acquisitions are included in the Consolidated Financial Statements from the date of acquisition.
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
Cash Equivalents — All highly-liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.
Restricted Cash on Deposit — In 2009, GTL was served in Jersey, Channel Islands, with an injunction for $108.3 million. At December 31, 2011 and 2010, $92.8 million and $68.1 million has been deposited with the court related to this injunction and is recorded on the Consolidated Balance Sheet as Restricted cash on deposit. See Note 16 for further disclosure related to this matter.
Revenue Recognition — Except for revenue recognized under the percentage of completion method of accounting in Battery Technologies (see discussion below), the Company recognizes revenue when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of inventory consigned to customers.
The Battery Technologies segment uses the percentage of completion method to recognize the majority of its revenue. The majority of defense contracts use the units-of-delivery method while the majority of aerospace contracts use the cost-to-cost method as the basis to measure progress toward completing a contract. Under the units-of-delivery method, revenues are recognized based on the contract price of units delivered. Under the cost-to-cost method, revenue is recognized based on the ratio of cost incurred compared to managements’ estimate of total costs expected to be incurred under the contract. The percentage of completion method requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed at least quarterly and adjustments are reflected in the accounting period such amounts are determined. Changes in cost estimates are recognized in the period of change and reflect the cumulative change from inception of the contract. These adjustments have historically not been material. Billings in excess of amounts earned are deferred. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.
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
Cost of goods sold — Cost of goods sold is comprised of raw material costs, direct production, maintenance and utility costs, depreciation, other overhead costs and shipping and handling costs.
Allowance for Doubtful Accounts — The Company has recorded an allowance for doubtful accounts to reduce accounts receivable to their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes evident that collections will not occur. Trade credit is generally extended on a short-term basis; thus accounts receivable generally do not bear interest.
Inventories — Magnetic Technologies' inventories are valued using the average cost method. Cost of sales under the average cost method represents the weighted average cost of the items sold. The Company believes the average cost method provides for a better matching of inventory costs with related sales based on Magnetic Technologies' manufacturing process. The remaining inventory held by the Company is valued using FIFO. Inventory costs include raw materials, labor and manufacturing overhead. Inventory accounted for under the percentage-of-completion method is included in work-in-process inventory and represents accumulated contract costs less the portion of such costs allocated to delivered units. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced on a contract-by-contract basis.

Changes in the price of cobalt, nickel and rare earth materials can have a significant impact on inventory valuation. The Company evaluates the need for a lower of cost or market (“LCM”) adjustment to inventories based on the selling prices of its finished products. Declines in the selling prices of the Company's finished goods, which can result from decreases in the market price of raw materials or other factors, can result in the Company's inventory carrying value being written down to a lower market value.
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
Receivables from Joint Venture Partners and Noncontrolling Interests — The noncontrolling interest in GTL is owned by two partners at 25% and 20%, respectively. In years prior to 2009, the Company refinanced the capital contribution for the 25% shareholder. At December 31, 2011 and 2010, the notes receivable, net balance from this partner was $16.0 million and $13.9 million, respectively. Due to the uncertainty of collection, the Company continues to record a full allowance against unpaid interest receivable under the notes receivable.
Under the terms of the note receivable, 80% of the partner’s share of any dividends from the joint venture and other cash flow distributions paid by the joint venture, if any, first serve to reduce the notes receivable before any amounts are remitted to the joint venture partner. The note receivable is secured by 80% of the partner’s interest in the joint venture.
The Company currently anticipates that repayment of the note receivable, net of the reserve, will be made from the partner’s share of dividends and return of capital from the joint venture.
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
Goodwill and Intangible Assets — The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.
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
Retained Liabilities of Businesses Sold — Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold in 2003. Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which the Company owned PMG. As of December 31, 2011, the net liability was $7.6 million, of which $2.8 million was included in Other current liabilities and $8.2 million was included in Other non-current liabilities. Corresponding receivables of $3.4 million, related to indemnifications of the liabilities, were recorded in Other non-current assets. The net liability at December 31, 2010 was $7.5 million, of which $2.9 million was included in Other current liabilities and $8.1 million was included in Other non-current liabilities. Corresponding receivables of $3.5 million, related to indemnifications of the liabilities, were recorded in Other non-current assets.
Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $24.8 million, $11.8 million and $9.2 million in 2011, 2010 and 2009, respectively. The increase in 2011 is primarily due to the acquisition of VAC.
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
Foreign Currency Translation — The functional currency for the majority of the Company’s operating subsidiaries outside of the United States is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars at period-ending exchange rates and revenues and expenses are translated into U.S. dollars using weighted average exchange rates. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in stockholders’ equity. The functional currency for the Company’s Finnish subsidiary and related DRC operations is the U.S. dollar because a majority of their purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Operations.
Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2011 and 2010. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.
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
Reclassification — Certain reclassifications have been made to prior periods to conform to the current year presentation. Specifically, we have reclassified restructuring charges previously reported separately that are now reported as a component of cost of goods sold or selling, general and administrative expenses. These reclassifications had no impact on previously reported operating profit (loss) or net income (loss).

Note 2 — Recently Issued Accounting Guidance

Accounting Guidance adopted in 2011:
In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. The Company adopted this guidance on January 1, 2011 and such adoption did not have a material effect on the Company's results of operations or financial position.

In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements that addresses the unit of accounting for arrangements involving multiple deliverables. The Company adopted this guidance on January 1, 2011 and such adoption did not have any effect on the Company's results of operations or financial position.
Accounting Guidance Not Yet Adopted
In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements that provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company has not determined the effect, if any, the adoption of this guidance will have on its results of operations or financial position.

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. This guidance is effective for interim and annual periods beginning after December 15, 2011. Retrospective application to prior periods is required. As this new guidance is related to presentation only, the adoption of this new guidance will not have any impact on the Company's results of operations or financial position.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The adoption of this new guidance will not have any impact on the Company's results of operations or financial position.

Note 3 — Inventories
Inventories consist of the following as of December 31,

	2011	2010
Raw materials and supplies	$236,336	$134,655
Work-in-process	227,139	41,909
Finished goods	151,543	117,061
	$615,018	$293,625

As part of the allocation of the purchase price of VAC to the acquired assets and liabilities assumed, the Company recorded a step-up of inventory to its estimated fair value on the date of acquisition, as required under purchase accounting. Acquired inventory with a book value of $194.7 million on the date of acquisition was estimated to have a fair value of $362.8 million. The $168.1 million step-up of inventory was primarily due to (i) the fair value as determined by August 2, 2011 market prices of certain rare earth materials, primarily dysprosium and neodymium, compared to book value as of the acquisition date and, (ii) acquired work-in-process and finished goods, which are required to be valued at their net realizable value less costs to complete and sell the inventory. During 2011, $92.1 million of the estimated fair value step-up was recognized in cost of products sold as the related inventory was sold to customers. In addition, during 2011, the Company recognized a net charge of $14.5 million to reduce the carrying value of certain inventory to a lower market value. The remaining net $56.4 million of inventory step-up is expected to be recognized in cost of goods sold as the related inventory is sold to customers in 2012. The lower of cost or market charge resulted from the decline in selling prices of certain metals and rare earth materials prices subsequent to the acquisition.

Note 4 — Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2011	2010
Land and improvements	$47,725	$18,516
Buildings and improvements	217,294	158,453
Machinery and equipment	667,130	490,929
Furniture and fixtures	15,931	15,524
Property, plant and equipment, at cost	948,080	683,422
Less accumulated depreciation	465,767	427,324
	$482,313	$256,098

Total depreciation expense on property, plant and equipment was $51.7 million in 2011, $40.8 million in 2010 and $43.2 million in 2009.

Note 5 — Acquisitions
VAC
On August 2, 2011, the Company acquired the equity interests in VAC from VAC Luxembourg S.à. r.l. The financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from the date of acquisition. VAC employs approximately 4,500 people, has principal production facilities in Germany, Slovakia, Finland, China and Malaysia and is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. The acquisition further diversifies the Company's existing lines of business and provides exposure to additional high-growth end-markets. The Company's Magnetic Technologies segment consists of VAC.

For the period from August 2, 2011 to December 31, 2011, Magnetic Technologies contributed revenues of $276.1 million and an operating loss of $66.9 million, which includes $106.6 million of charges as a result of purchase accounting and the volatility of rare earth material prices. See Note 3 for further discussion of the purchase accounting charges related to inventory.

The total purchase price of $812.2 million included total cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The fair value of the 1,307,819 shares of OM Group common stock issued as consideration reflects a discount from the market price at the date of the acquisition because the common stock issued is subject to a 15-month holding period. The Company withheld $86.3 million of the purchase price to fund indemnification claims made by OM Group and accepted by the seller, if any, within two years of the closing date of the acquisition. The Company financed the purchase with borrowings under a new senior secured credit facility (the “Senior Secured Credit Facility”) and cash on hand.

The following table summarizes the preliminary purchase price allocation based on estimated fair values as of the acquisition date (in millions):

Accounts receivable	$81.0
Inventories	362.8
Property, plant and equipment	244.1
Identifiable intangible assets	307.5
Other assets	35.0
Total assets acquired	1,030.4
Accounts payable	43.5
Deferred income taxes	184.9
Pension liabilities	149.8
Other liabilities	60.8
Total liabilities assumed	439.0
Net assets acquired	591.4
Purchase price, net of cash acquired	812.2
Goodwill	$220.8

The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date and could materially differ from those presented above. The Company has not yet finalized its analysis of the fair value of property, plant and equipment; intangible assets; other assets and deferred taxes. Any adjustments arising out of the finalization of the purchase price allocation would not impact cash flows but could result in material increases or decreases to net income in the future. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

The goodwill of $220.8 million arising from the acquisition is not expected to be deductible for tax purposes. The factors that contribute to the recognition of goodwill include VAC's (i) reputation in its markets, (ii) strength of its management team, (iii) efficiency of its operations, and (iv) future cash flows and income projections.

Identifiable intangible assets arising from the VAC acquisition include the following (in millions):

	Estimated fair value	Weighted average useful lives
Tradename	$87.9	indefinite
Developed technology	93.5	17.0
Customer relationships	126.1	14.3
	$307.5

Tradename represents the VAC name that the Company will continue to use. Customer relationships represent the estimated fair value of relationships with customers acquired in connection with the acquisition. Developed technology represents a combination of processes, patents and trade secrets developed through years of experience in development and manufacturing of VAC products. The majority of the products sold under the VAC trade name use either patented technology or trade secrets related to the manufacturing process that allow it to achieve a competitive advantage in the marketplace. The customer relationship and developed technology intangible assets are being amortized on a straight-line basis. The tradename is an indefinite-lived intangible asset and therefore is not being amortized but will instead be tested, at least annually, for impairment.

The following table provides unaudited pro forma financial information for the years ended December 31, 2011 and 2010 as if the acquisition had occurred as of January 1, 2010 instead of on August 2, 2011 (amounts in millions):

	2011	2010
Net Sales	$1,893.5	$1,656.2
Operating Profit	$211.6	$170.8

Rahu
On December 22, 2011, the Company acquired the shares of Rahu Catalytics Limited ("Rahu"), a developer of a unique iron ligand-based chemistry for use in environmentally-friendly coatings, composites and inks. The purchase price included a $39.1 million cash payment and contingent consideration of up to an additional €20.0 million (US$25.9 million at December 31, 2011) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. The preliminary estimated fair value of the contingent consideration ($14.3 million at December 31, 2011) was determined based on the probability of future anticipated payouts and was recorded at the net present value of those future anticipated cash flows. The liability for contingent consideration is included in Other non-current liabilities in the Consolidated Balance Sheet at December 31, 2011. The Company previously had a license and supply agreement with Rahu.

The preliminary purchase price allocation based on estimated fair values as of the acquisition date was $14.4 million of intangible assets and $39.0 million of goodwill. The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. Any adjustments arising out of the finalization of the purchase price allocation would not impact cash flows but could result in material increases or decreases to net income. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

VAC and Rahu acquisition-related expenses of $17.8 million were incurred in conjunction with the acquisitions of VAC and Rahu and are included in Selling, general and administrative expense in the Statements of Consolidated Income. $2.4 million of these expenses were included in the results of the Magnetic Technologies segment, and the balance was included in Corporate expenses.

EaglePicher Technologies
On January 29, 2010, the Company completed the acquisition of EaglePicher for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets, and is developing technologies in advanced power storage to serve alternative energy storage markets. The Battery Technologies segment consists of EaglePicher.
The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price exceeded the fair value of the net assets acquired, resulting in $65.1 million of goodwill, most of which is not deductible for tax purposes. The excess purchase price over net assets acquired primarily reflects the Company’s view that this acquisition will add broad technical expertise in battery applications, which will be critical to the Company’s growth in battery materials and technologies.
The following represents the final allocation of the purchase price (in millions):

Accounts Receivable	$12.1
Inventories	27.5
Property, plant and equipment	44.5
Identifiable intangibles assets	83.1
Other assets	7.2
Total assets acquired	174.4
Pension liabilities	42.9
Other liabilities, primarily accounts payable and other accrued liabilities	24.6
Total liabilities assumed	67.5
Net assets acquired	106.9
Purchase price, net of cash acquired	172.0
Goodwill	$65.1

Identifiable intangible assets arising from the EaglePicher acquisition include the following (in millions):

	Estimated fair value	Weighted average useful lives
Tradename	$40.7	indefinite
Know-how	18.6	20.0
Developed technology	3.1	15.0
Customer relationships	$20.7	18.0
	$83.1

Tradename represents the EaglePicher name that the Company will continue to use. Know-how and developed technology represent a combination of processes, patents and trade secrets developed through years of experience in development and manufacturing of EaglePicher products. Acquired know-how primarily includes proprietary processes, technical knowledge and manufacturing capabilities/processes in the Defense and Aerospace business units, which the Company considers trade secrets that allow it to achieve a competitive advantage in the marketplace. EaglePicher has a reputation of successfully converting technology into products, and the Company utilizes EaglePicher's concept-to-market capabilities to produce its products, including products not otherwise covered by patents but rather resulting from the application of its trade secrets. Customer relationships represent the estimated fair value of relationships with customers acquired in connection with the acquisition. The customer relationships, know-how and developed technology are being amortized on a straight-line basis. The tradename is an indefinite-lived intangible asset and therefore is not being amortized but will instead be tested, at least annually for impairment.
In connection with the EaglePicher acquisition, the Company incurred a total of $3.5 million in acquisition-related costs, of which $2.2 million were recognized in 2010 and $1.3 million were recognized in 2009. Acquisition-related costs were recognized as a corporate expense and included in Selling, general and administrative expenses in the Statement of Consolidated Operations.

Note 6 — Goodwill and Other Intangible Assets
Goodwill is tested for our reporting units on an annual basis, or more frequently as impairment indicators arise. The Company estimates the fair value of a reporting unit (including goodwill) and compares that amount to the carrying value of that reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, a second step is undertaken to determine the implied fair value of goodwill of the reporting unit, which is then compared with the carrying value of the goodwill of the reporting unit. This second step includes valuing all of the tangible and intangible assets and liabilities of the reporting unit as if they had been acquired in a business combination on the testing date. The Company has developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). The Company selected the DCF model as it believes it is comparable to what would be used by market participants to estimate fair value. The DCF model incorporates the Company's estimates of future cash flows; future growth rates; terminal value amounts; allocations of certain assets, liabilities and cash flows among reporting units; and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates require significant judgment and are consistent with the Company's forecast and long-range plans.
The Company conducts its annual goodwill impairment test as of October 1. The results of testing as of October 1, 2011 and 2010 confirmed that the estimated fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. In 2009, the Company recorded a non-cash goodwill impairment charge of $37.5 million in the Specialty Chemicals segment.

The change in the carrying amount of goodwill is as follows:

	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Consolidated
Balance at January 1, 2010	$—	$103,326	$130,863	$—	$234,189
Acquisition	—	—	—	65,112	65,112
Foreign currency translation adjustments	—	—	7,348	239	7,587
Balance at December 31, 2010	—	103,326	138,211	65,351	306,888
Acquisitions	220,801	—	39,038	—	259,839
Foreign currency translation adjustments	(19,221)	—	(2,949)	(86)	(22,256)
Balance at December 31, 2011	$201,580	$103,326	$174,300	$65,265	$544,471

The carrying amount of Specialty Chemicals goodwill at December 31, 2011 is net of $46.3 million of accumulated goodwill impairment charges, of which $37.5 million was recorded in the year ended December 31, 2009.
Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. All intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives.
A summary of intangible assets follows:

	Original Value	Acquisitions	Accumulated Amortization	Foreign Currency Translation	Accumulated Impairment	Net Carrying Value December 31
2011
Intangible assets not subject to amortization:
Tradenames	$29,098	$87,854	$—	$(7,366)	$(978)	$108,608
Intangible assets subject to amortization:
Customer relationships	108,423	126,113	(35,740)	(8,129)	—	190,667
Developed technology	15,469	107,846	(5,814)	(7,511)	—	109,990
Know-how	18,600	—	(1,783)	—	—	16,817
Capitalized software	14,205	4,447	(12,283)	(179)	(179)	6,011
Other intangibles	4,440	7	(1,914)	(468)	(883)	1,182
	161,137	238,413	(57,534)	(16,287)	(1,062)	324,667
Total	$190,235	$326,267	$(57,534)	$(23,653)	$(2,040)	$433,275

2010
Intangible assets not subject to amortization:
Tradenames	$8,398	$20,700	$—	$399	$(867)	$28,630
Intangible assets subject to amortization:
Customer relationships	67,723	40,700	(23,765)	3,517	—	88,175
Developed technology	12,369	3,100	(2,562)	686	—	13,593
Know-how	—	18,600	(853)	—	—	17,747
Capitalized software	14,205	—	(10,487)	(76)	(179)	3,463
Other intangibles	4,440	—	(1,307)	(468)	(883)	1,782
	98,737	62,400	(38,974)	3,659	(1,062)	124,760
Total	$107,135	$83,100	$(38,974)	$4,058	$(1,929)	$153,390

The weighted average amortization period is as follows (in years):

Customer relationships	14
Developed Technology	17
Know-how	20
Capitalized software	3
Indefinite-lived intangible assets are tested for impairment annually and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. As a result, the Company recorded impairment charges of $1.6 million for the year ended December 31, 2009 in selling, general and administrative expenses.
Internal use software costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation stage. Amounts capitalized are amortized over the estimated useful lives of the software beginning with the project’s completion. Amortization of capitalized software was $1.8 million, $2.8 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Amortization expense related to intangible assets, including capitalized software, for the years ended December 31, 2011, 2010 and 2009 was $18.7 million, $13.3 million and $10.5 million, respectively. The increase in amortization expense in 2011 and 2010 was due to the amortization of intangible assets associated with the acquisitions of VAC in 2011 and EaglePicher Technologies in 2010.
Estimated annual pretax amortization expense for intangible assets is as follows (in millions):

2012	$27
2013	$26
2014	$26
2015	$26
2016	$25

The increase in amortization expense beginning in 2012 compared with 2011 is due to a full year of amortization of the intangibles acquired with the VAC acquisition.

Note 7 — Restructuring
During 2009, the Company commenced a restructuring plan within the Specialty Chemicals segment to better align the cost structure and asset base of its European carboxylate business to industry conditions. The restructuring plan included exiting the Manchester, England manufacturing facility and the elimination of approximately 100 employee positions across several of the segment's facilities.
During 2011, 2010 and 2009, the Company recorded restructuring charges of $0.5 million, $2.1 million and $12.7 million, respectively in the Statement of Consolidated Operations. In 2011, decommissioning and demolition of the Manchester, England facility was completed and the land was sold for $9.7 million, resulting in a pre-tax gain of $9.7 million.

Note 8 — Debt
On August 2, 2011, in connection with the acquisition of VAC, the Company terminated its revolving credit facility and the Kokkola Credit Facility and entered into the Senior Secured Credit Facility. The borrowers under the Senior Secured Credit Facility are the Company and Harko C.V., a limited partnership organized under the laws of the Netherlands and a wholly-owned subsidiary of the Company (“Harko”). The Senior Secured Credit Facility was used to (i) finance a portion of the purchase price of VAC, (ii) repay existing indebtedness of the Company under its former revolving credit facility, (iii) repay VAC's indebtedness outstanding on the date of the acquisition on behalf of the seller, (iv) pay certain fees and expenses in connection with the VAC acquisition, (v) used to fund working capital and (vi) for general corporate purposes as needed.

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

The obligations of the Company under the Senior Secured Credit Facility are guaranteed by the Company and all of the Company's U.S. subsidiaries. In addition, the obligations of the Company under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the existing and future property and assets of the Company and its U.S. subsidiaries and 65% of the voting capital stock of the Company's direct foreign subsidiaries. The obligations of Harko under the Senior Secured Credit Facility are guaranteed by certain of the Company's subsidiaries. The obligations of Harko under the Senior Secured Credit Facility are secured by a first priority security interest in substantially all of the existing and future property and assets of Harko and the Company's subsidiaries and a 100% pledge of the voting capital stock of the Company's subsidiaries, subject to certain exceptions, including limitations relating to German capital maintenance rules and other financial assistance limitations in certain foreign jurisdictions.

The Company has the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.5%, (ii) Bank of America's prime rate or (iii) LIBOR plus 1%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%. The LIBOR rates under the Term B Loan Facility are subject to a floor of 1.5%. At December 31, 2011, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.66%.

The Term A Facility and the Revolving Credit Facility mature on August 2, 2016. The Term B Facility matures on August 2, 2017. In addition, the Term Loan Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Senior Secured Credit Facility), beginning in 2013, subject to certain exceptions. In addition, subject to certain thresholds and exceptions, the Company will be required to prepay the loans outstanding under the Term Loan Facility with some or all of the net cash proceeds of certain asset sales and from the issuance or incurrence of additional debt of the Company.
Annual maturities of long-term debt are as follows (amounts in thousands):

2012	$13,265
2013	10,279
2014	9,997
2015	9,726
2016	86,251
Thereafter	546,914
$676,432

The Senior Secured Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the Senior Secured Credit Facility contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio (the “Consolidated Leverage Ratio”) of the Company's total indebtedness to the amount of the Company's adjusted “Consolidated EBITDA” as defined in the Senior Secured Credit Facility (“Covenant EBITDA”), and (ii) the ratio of the amount of Covenant EBITDA to the Company's cash interest expense (the “Consolidated Interest Coverage Ratio”). Covenant EBITDA is consolidated net income plus (i) federal, state, local and foreign income taxes payable, (ii) interest expense, (iii) amortization, (iv) depreciation, and (v) certain “non-cash” items, such as non-cash compensation recorded in accordance with FASB ASC Topic 718, non-cash goodwill or other intangible asset impairment charges and write-offs of goodwill and other intangible assets in accordance with FASB ASC Topic 350, non-cash restructuring charges, non-cash purchase accounting charges required by FASB ASC Topic 805 and foreign currency translation gains and losses, minus (vi) interest income. Capital expenditures are compared quarterly on a year-to-date basis to an annual cap set forth in the Senior Secured Credit Facility. The limit on capital expenditures for the period commencing August 2, 2011 and ending December 31, 2011 was $50 million, and the annual limit on capital expenditures for the fiscal year ending December 31, 2012 is $120 million. Capital expenditures for the period commencing August 2, 2011 and ending

December 31, 2011 were $39.7 million. The Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio are required to be met quarterly for each trailing four-consecutive-quarter period. The maximum permitted Consolidated Leverage Ratio for the fiscal quarter ending December 31, 2011 was 3.35 to 1.00 and the minimum permitted Consolidated Interest Coverage Ratio for the fiscal quarter ending December 31, 2011 was 4.00 to 1.00. At December 31, 2011, the Company's Consolidated Leverage Ratio was 2.57 to 1.00 and its Consolidated Interest Coverage Ratio was 6.61 to 1.00. As of December 31, 2011, the Company was in compliance with all of the covenants under the Senior Secured Credit Facility.

The Company incurred fees and expenses of $30.2 million related to the Senior Secured Credit Facility. These fees and expenses were deferred and are being amortized to interest expense over the term of the Senior Secured Credit Facility.
Interest paid on long-term debt was $18.9 million, $2.9 million and $0.4 million for 2011, 2010 and 2009, respectively. Interest expense has not been allocated to discontinued operations. No interest was capitalized in 2011, 2010 or 2009.

Note 9 — Derivative Instruments
From time-to-time, the Company enters into derivative instruments and hedging activities to manage interest rate risk related to borrowings, commodity price risk and foreign currency exchange rate risk. It is the Company’s policy to execute such instruments with creditworthy counterparties and not enter into derivative instruments for speculative purposes. All derivatives are reflected on the balance sheet at fair value and recorded in other current assets and other current liabilities in the Consolidated Balance Sheets. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting. Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility.
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
Commodity Price Risk
The Company, from time to time, employs derivative instruments in connection with certain purchases and sales of copper and nickel in order to establish a fixed margin and mitigate the risk of price volatility. This hedging limits the Company’s ability to participate in gains from favorable commodity price fluctuations and it limits the risk of loss from adverse commodity price fluctuations.
Derivative instruments employed by the Company to manage commodity price risk include cash flow and fair value hedges as well as some contracts that are not designated as accounting hedges.

Other Forward Contracts
During 2011, the Company entered into nickel forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to the sales, during 2012, of nickel-containing finished products that were priced based on a formula that included a fixed nickel price component. These forward purchase contracts were not designated as hedging instruments under the “Derivatives and Hedging” topic of the ASC. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in Cost of goods sold.
Foreign Currency Exchange Rate Risk
The functional currency for the Company’s Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated operating expenses. From time to time, the Company enters into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. The Company had Euro forward contracts with notional values that totaled 90.0 million

Euros at December 31, 2011 with maturities ranging up to twelve months. As of December 31, 2011, AOCI(L) included a cumulative loss, related to these contracts, of $3.7 million , all of which is expected to be reclassified to earnings within the next twelve months. The Company had no Euro forward contracts at December 31, 2010. The Company designated these derivatives as cash flow hedges of its forecasted Euro-denominated expenses. No hedge ineffectiveness was recorded in income in the years ended December 31, 2011, 2010 or 2009 for these hedges.
Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. From time-to-time, the Company enters into derivative instruments and hedging activities to manage interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $199.5 million and $60.0 million at December 31, 2011 and 2010, respectively. The outstanding contracts as of December 31, 2011 had maturities ranging up to 12 months. As of December 31, 2011, AOCI(L) included a cumulative loss of $0.4 million related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months. The Company had no outstanding interest rate derivatives at December 31, 2009. No hedge ineffectiveness was recorded in income in 2011, 2010 or 2009 for these hedges.
The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments
	Derivative Liabilities
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Other current liabilities	(405)	Other current liabilities	(393)
Euro forward contracts	Other current liabilities	(4,835)	Other current liabilities	—
Total		$(5,240)		$(393)

	Derivatives Not Designated as Hedging Instruments
	Derivative Liabilities
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$25	Other current assets	$—
Commodity contracts	Other current liabilities	—	Other current liabilities	(378)
Total		$25		$(378)

The following table summarizes the effect of derivative instruments as recorded in the Statement of Consolidated Operations:

Derivatives in Fair Value Hedging Relationships
	Location of Gain (Loss) on Derivative	Amount of Gain (Loss) on Derivative Recognized in Income for the Year Ended December 31,
	Recognized in Income	2011	2010	2009
Commodity contracts	Cost of goods sold	$—	$—	$227

	Hedged Items in Fair Value Hedging	Location of Gain (Loss) on Related Hedged Item Recognized in	Amount of Gain (Loss) on Related Hedged Item Recognized in Income for the Year Ended December 31,
	Relationships	Income	2011	2010	2009
Commodity contracts	Firm commitment	Cost of goods sold	$—	$—	$(227)

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Year Ended December 31,
	2011	2010	2009
Euro forward contracts	$(3,650)	$—	$1,252
Commodity contracts	373	—	(1,843)
Interest rate swap agreements	(304)	(393)	—
Total	$(3,581)	$(393)	$(591)

	Location of Gain (Loss) Reclassified from AOCI(L) into Income	Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Year Ended
	(Effective Portion)	2011	2010	2009
Euro forward contracts	Cost of products sold	$—	$(2,094)	$1,061
Commodity contracts	Net sales	373	(221)	(1,676)
Interest rate swap agreements	Interest expense	(293)	—	—
Total		$80	$(2,315)	$(615)

Derivatives Not Designated as Hedging Instruments
	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31,
	Income on Derivative	2011	2010	2009
Euro forward contracts	Cost of products sold	$111	$—	$—
Commodity contracts	Net sales	—	(378)	—
Commodity contracts	Cost of products sold	(64)	—	—
Total		$47	$(378)	$—

Note 10 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward (Euro)	$(4,835)	$—	$(4,835)	$—
Interest rate swap agreements	(405)	—	(405)	—
Total	$(5,240)	$—	$(5,240)	$—

See Note 12 for fair value disclosure related to pension assets.

The Company uses significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.  There were no transfers into or out of Levels 1, 2 or 3 in 2011.

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

In 2009, goodwill of the UPC, Photomasks and Advanced Organics reporting units were written down to their implied fair values, resulting in a net $37.5 million goodwill impairment charge. The Company utilized a discounted cash flow analysis to estimate the fair value of the reporting units utilizing unobservable inputs. The fair value measurements of the reporting units are classified as Level 3 inputs.
During 2009, the Company also wrote down to fair value indefinite-lived trade name intangible assets in its Photomasks and Electronic Chemicals reporting units and a license agreement in its UPC reporting unit, due to downward revisions in estimates of future revenue and cash flows. The impaired indefinite-lived trade name intangible assets were determined to have an estimated fair value of $4.0 million, resulting in a charge of $0.7 million, and the license agreement was determined to have no value, resulting in a charge of $0.9 million. Both charges were included in earnings for 2009. The Company utilizes a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in the Company’s goodwill testing. The fair value measurements were calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
The Company also holds financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt and the current portion of long-term debt had a carrying value of $676.4 million and a fair value of $673.6 million at December 31, 2011, respectively. The carrying value of the Company's Revolver, at December 31, 2010, approximated fair value due to the variable interest rate terms. Derivative instruments are recorded at fair value as indicated above.
Cost method investments are evaluated for impairment quarterly. During 2010, the Company recorded a charge of $2.0 million in Selling, general and administrative expenses due to an other-than-temporary decline in the fair value of a cost method investment. This impairment charge was recognized in the Advanced Materials segment. The decline in value was determined to be other other-than-temporary due to the Company’s reassessment of the fair value of the investment due, in part, to the investee’s inability to obtain permanent financing, which required the investee to delay and scale back its development plans. The Company determined that the fair value of the investment was zero based on Level 3 inputs. Level 3 inputs were used to determine the fair value of the investment, as the investment was in a privately held entity without quoted market prices. To determine the fair value of the investments, the Company used earnings and cash flow forecasts of the entity.
Accounts receivable potentially subjects the Company to a concentration of credit risk. The Company maintains significant accounts receivable balances with several large customers. At December 31, 2011 the accounts receivable balance from our largest customer represented 3% of the Company’s net accounts receivable. Generally, the Company does not obtain security from its customers in support of accounts receivable.
Sales to Nichia Chemical Corporation represented a range of approximately 10% to 15% of consolidated net sales in 2011, 2010 and 2009, respectively. No other customer individually represented more than 10% of net sales for any period presented. The loss of this customer could have a material adverse effect on the Company’s business, results of operations or financial position. Sales to the top three customers in the Battery Technologies segment represented approximately 54% and 50% of Battery Technologies’ net sales in 2011 and 2010, respectively. The loss of one or more of these customers could have a material adverse effect on Battery Technologies’ business, results of operations or financial position.

Note 11 — Income Taxes

Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2011	2010	2009
United States	$(6,909)	$(21,370)	$(43,099)
Outside the United States	31,743	128,685	42,041
	$24,834	$107,315	$(1,058)

Income tax expense is summarized as follows:

	Year Ended December 31
	2011	2010	2009
Current tax provision (benefit):
United States:
Federal	$1,974	$321	$7,122
State and local	202	376	144
Outside the United States	11,595	34,090	21,104
Total current	13,771	34,787	28,370
Deferred tax provision (benefit):
United States	498	542	(6,949)
Outside the United States	(32,065)	(5,673)	(522)
Total deferred	(31,567)	(5,131)	(7,471)
	$(17,796)	$29,656	$20,899

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2011	2010	2009
Income (loss) from continuing operations before income tax expense	$24,834	$107,315	$(1,058)
Income taxes at the United States statutory rate (35)%	8,692	37,560	(370)
Increase (decrease) in taxes resulting from:
Effective tax rate differential on income outside of the United States	(25,850)	(25,447)	5,260
Repatriation of foreign earnings	6,482	5,564	2,537
Goodwill impairment	—	—	11,853
Malaysian tax holiday	(3,662)	(4,545)	(3,946)
Valuation allowance (reversal)	2,875	(1,037)	1,025
Uncertain tax positions	(1,618)	1,936	8,160
Foreign tax credits on amended prior year tax returns	—	—	(5,985)
Allowance (reversal) on GTL prepaid tax asset	(6,225)	11,465	—
Other, net	1,510	4,160	2,365
Income tax (benefit) expense	$(17,796)	$29,656	$20,899
Effective income tax rate	(a)	27.6%	(a)

(a)	not meaningful

The effective income tax rate for the year ended December 31, 2011 is affected by the acquisition of VAC, including the impact of acquisition-related charges of $126.6 million. Also during 2011, the Company recorded a net discrete tax benefit of $7.4 million, which includes a $6.2 million discrete tax benefit related to GTL, of which the Company's share is 55%, or $3.4 million.  During 2011, GTL received notification from the DRC tax authorities that it would be able to offset more of its prepaid tax asset against future taxes payable than previously estimated. As a result, GTL recognized a $6.2 million discrete tax benefit to reduce the $11.5 million allowance established in 2010, as discussed below.
Excluding the impact of the VAC acquisition and discrete items, the effective income tax rate for the year ended

December 31, 2011 would have been 12%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax holiday in Malaysia and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
During 2010, the Company recorded discrete tax items related to continuing operations netting to expense of $5.4 million. Included in this amount is $10.1 million of discrete tax expense related to the GTL joint venture, of which the Company’s share is 55%, or $5.6 million. The GTL items are primarily comprised of an $11.5 million charge to reserve a portion of GTL’s prepaid income tax balance, and a benefit of $2.6 million primarily related to a return to provision adjustment. In 2010, certain companies doing business in the DRC, including GTL, received notification from the DRC tax authorities that requests to utilize tax overpayments to offset more than 20% of future taxes payable would not be granted. Based on past precedent set by the DRC tax authorities, GTL had previously estimated it would be able to utilize its prepaid tax asset to offset more than 20% of its future tax obligations. Given these changes, the Company updated its estimation of the realizability of GTL’s prepaid tax asset in the DRC and recorded an allowance of $11.5 million against the prepaid tax asset in 2010. Excluding the discrete items, the effective income tax rate for 2010 would have been 22.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax holiday in Malaysia and a tax efficient financing structure, partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.).
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
During 2009, the Company updated its analysis of foreign tax credit positions and recorded a $6.0 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryforward position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2009 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions. The benefit related to the foreign tax credits was $0.19 per diluted share in 2009. During 2008, the Company completed an analysis of foreign tax credit positions and recorded a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns. As originally filed, such returns claimed these amounts as deductions rather than foreign tax credits because the Company was in a net operating loss carryforward position in the U.S. during those years. However, due to income taxes paid in the U.S. in connection with the 2007 repatriation of foreign earnings, the Company is able to utilize these foreign tax credits previously taken as deductions.

As of December 31, 2011, the Company has a receivable of $37.5 million (included in Refundable and prepaid income taxes on the Consolidated Balance Sheets) related to amending its U.S. tax returns. The Company expects to receive this refund in the first half of 2012.

The Company intends to repatriate only future earnings and therefore has not provided additional United States income taxes on approximately $257.7 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be permanently reinvested by the foreign subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, the Company has a “tax holiday” from income taxes in Malaysia. This arrangement reduced income tax expense by $3.7 million, $4.5 million and $3.9 million for 2011, 2010 and 2009, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.12, $0.15, and $0.13 in 2011, 2010 and 2009, respectively. The Malaysian tax holiday expired December 31, 2011.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company's major tax jurisdictions include the U.S., Finland and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service concluded examination procedures of the Company's 2007 U.S. federal income tax return in 2011. Finnish tax authorities are currently examining the Company's Finnish tax returns for the years 2007-2010. This examination is expected to be completed in 2012.  VAC's German tax returns have been audited through 2005. The Company is indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. Examination of VAC's post 2005 German income tax returns is expected to commence within the next 12 months.

Income tax payments were $23.8 million, $26.5 million and $23.9 million in 2011, 2010 and 2009, respectively.

Significant components of the Company’s deferred income taxes are as follows:

	December 31
	2011	2010
Employee benefit accruals	$36,148	$24,246
Foreign operating loss carryforwards	8,599	12,413
Foreign tax credit carryforwards	12,457	10,567
State operating loss carryforwards	6,401	6,702
Operating accruals	29,453	17,796
Investment credit carryforwards	3,414	2,195
Valuation allowance	(65,864)	(50,329)
Deferred tax assets	30,608	23,590
Depreciation	(49,700)	(17,125)
Amortization	(101,012)	(16,728)
VAC, inventory reserve - purchase accounting step-up	(22,110)	—
Earnings repatriation	(727)	(969)
Other	242	(951)
Deferred tax liabilities	(173,307)	(35,773)
Net deferred tax liabilities	$(142,699)	$(12,183)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2011	2010
Other current assets	$7,523	$8,208
Other non-current assets	3,172	4,000
Other current liabilities	(23,449)	(892)
Deferred income taxes — non-current liabilities	(129,945)	(23,499)
	$(142,699)	$(12,183)

The Company has a U.S. net deferred tax asset of $0.7 million which is expected to be recovered based on temporary differences that will reverse in 2012-2013. At December 31, 2011 and 2010, the Company had U.S state net operating loss carryforwards representing a potential future tax benefit of $6.4 million and $6.7 million, respectively. These carryforwards expire at various dates from 2012 through 2031. The Company has recorded a full valuation allowance against the U.S state net operating loss carryforwards. The Company has foreign net operating loss carryforwards of $30.5 million, representing a potential future tax benefit of $8.6 million in various jurisdictions, some of which expire in 2012 through 2030, and some of which have no expiration. The Company has established a $7.0 million valuation allowance against the foreign net operating loss carryforwards as the Company believes that the majority of these assets will not be realized. The Company has foreign investment tax credit and allowance carryforwards of $3.4 million, of which $2.2 million expire in 2028, while the remaining $1.2 million have no expiration. The Company has recorded a $2.2 million valuation allowance against the foreign investment tax credit and allowance carryforwards as the Company believes that a portion of these assets will not be realized. For the year ended December 31, 2011, the Company’s valuation allowance increased primarily due to the increase in U.S. pension liabilities and foreign carryforwards.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Balance at January 1, 2010	$16,644
Additions for tax positions related to the current year	3,714
Additions for tax positions of prior years	2,958
Reductions for tax positions of prior years	(1,819)
Reductions for lapses of statute of limitations	(278)
Foreign currency translation	107
Balance at December 31, 2010	21,326
Additions for tax positions related to the current year	6,575
Additions for tax positions of prior years	71
Reductions for tax positions of prior years	(2,817)
Reductions for lapses of statute of limitations	(90)
Foreign currency translation	(48)
Balance at December 31, 2011	$25,017

With the exception of VAC, discussed below, all uncertain tax positions would affect the effective tax rate if recognized. However, $9.0 million of the uncertain tax positions relate to foreign tax credit carryforwards, which, if recognized, would be offset by an adjustment to the valuation allowance. At December 31, 2011, there are no uncertain tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The increase in uncertain tax positions in 2011 results from VAC uncertain tax positions, partially offset by reductions for prior year uncertain tax positions as a result of a favorable court decision. The increase in uncertain tax positions in 2010 results primarily from intercompany transactions, including transfer pricing matters and a tax refund on an intercompany dividend. The decrease in uncertain tax positions in 2010 results primarily from audit activities and a change in recognition related to an intercompany loan. At December 31, 2011, the liability for uncertain tax positions includes $6.0 million for which it is reasonably possible that the uncertain tax position will decrease within the next twelve months. These uncertain tax positions primarily relate to transfer pricing and may decrease upon completion of examination by taxing authorities.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During 2011, 2010 and 2009, the Company recognized a $0.1 million expense, $0.1 million benefit and $0.5 million expense related to interest and penalties, respectively. At December 31, 2011 and 2010, the Company had $1.3 million and $0.8 million accrued for interest and penalties.

Note 12 — Pension and Other Post-Retirement Benefit Plans
The Company has defined contribution plans covering substantially all eligible U.S. employees. Contributions are directed by the employee into various investment options. These defined contribution plans do not have any direct ownership of the Company’s common stock. Under these plans, the Company matches participants’ contributions based on plan provisions. Certain plans provide for a discretionary Company contribution based on employee compensation. The Company maintains additional defined contribution plans in certain locations outside the United States. Aggregate defined contribution plan expenses were $5.8 million, $5.7 million and $4.4 million in 2011, 2010 and 2009, respectively.
As a result of the VAC acquisition, the Company assumed pension obligations of $149.8 million (based on the Euro to U.S. dollar exchange rate on August 2, 2011), substantially all of which are unfunded. VAC sponsors various defined benefits plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany.
As a result of the EaglePicher Technologies acquisition in 2010, the Company assumed certain pension obligations. The EaglePicher Technologies pension plans consist of four, non-contributory, defined benefit pension plans. The Technologies Salaried Plan is a defined benefit, cash balance plan that covers EaglePicher Technologies salaried employees hired prior to January 1, 2007. The Technologies Hourly Plan is a defined benefit plan that covers EaglePicher Technologies non-union hourly employees hired prior to January 1, 2007 and union hourly employees hired prior to May 3, 2008. The Company also assumed the liabilities of two frozen defined benefit pension plans. Pension benefits are paid to plan participants directly from pension plan assets.
In addition to the pension liabilities assumed as a result of the VAC and EaglePicher Technologies acquisition, the Company has a non-contributory, defined benefit pension plan for certain retired employees in the United States related to a divested business. Pension benefits under this plan are paid to plan participants directly from pension plan assets.

Certain other non-U.S. employees are covered under other defined benefit plans. These other non-U.S. plans are not material to the Company.
The Company also has an obligation to its former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Payments under the SERP are made directly from the Company.
The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheet at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Change in benefit obligation
Projected benefit obligation at beginning of year	$(215,194)	$(24,061)	$(3,333)	$(2,813)
Acquisitions	—	(182,670)	(153,728)	—
Service cost	(989)	(913)	(2,054)	(228)
Interest cost	(11,505)	(11,078)	(3,527)	(129)
Actuarial gain	(24,390)	(8,976)	(1,045)	(405)
Benefits paid	13,624	12,504	3,963	57
Foreign currency exchange rate changes	—	—	13,609	185
Projected benefit obligation at end of year	(238,454)	(215,194)	(146,115)	(3,333)
Change in plan assets
Fair value of plan assets at beginning of year	159,447	10,013	292	309
Acquisitions	—	139,768	4,081	—
Actual return on plan assets	11,587	15,865	12	3
Employer contributions	10,674	6,305	3,963	57
Foreign currency exchange rate changes	—	—	(365)	(20)
Benefits paid	(13,624)	(12,504)	(3,963)	(57)
Fair value of plan assets at end of year	168,084	159,447	4,020	292
Funded status — plan assets less than benefit obligations	(70,370)	(55,747)	(142,095)	(3,041)
Recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	36,838	13,895	1,587	571
Amounts not yet recognized as a component of net postretirement benefit cost	$36,838	$13,895	$1,587	$571
Amounts recorded in the balance sheet consist of:
Accrued benefit liability — current	$(692)	$(681)	$(7,525)	$—
Accrued benefit liability — long-term	(69,678)	(55,066)	(134,570)	(3,041)
Accumulated other comprehensive loss	36,838	13,895	1,587	571
Net amount recognized	$(33,532)	$(41,852)	$(140,508)	$(2,470)

Accumulated benefit obligation at end of year	$(220,580)	$(198,736)	$144,836	$(2,859)

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans
	2011	2010	2009
Service cost	$989	$913	$—
Interest cost	11,505	11,078	1,307
Amortization of unrecognized net loss	387	364	390
Expected return on plan assets	(10,527)	(9,621)	(711)
Net periodic benefit cost	2,354	2,734	986
Net (gain) loss arising during the year	23,330	2,731	(473)
Net (gain) loss recognized during the year	(387)	(363)	(390)
Total recognized in other comprehensive income	22,943	2,368	(863)
Total recognized in net periodic benefit cost and other comprehensive income	$25,297	$5,102	$123

	Pension Benefits
	Non-U.S. Plans
	2011	2010	2009
Service cost	$2,054	$228	$173
Interest cost	3,527	129	122
Amortization of unrecognized net loss	(14)	3	(7)
Amortization of prior service credit	8	5	—
Expected return on plan assets	(10)	(9)	(10)
Net periodic benefit cost	5,565	356	278
Net (gain) loss arising during the year	1,085	411	375
Net (gain) loss recognized during the year	14	(3)	7
Amortization of prior service credit	(8)	(5)	89
Exchange rate gain (loss)	(76)	(9)	6
Total recognized in other comprehensive income	1,015	394	477
Total recognized in net periodic benefit cost and other comprehensive income	$6,580	$750	$755
Future pension benefit payments expected to be paid are as follows:

	Pension
Expected benefit payments	U.S. Plans	Non-U.S. Plans
2012	$14,121	$9,256
2013	$14,027	$10,605
2014	$14,040	$10,919
2015	$14,124	$10,414
2016	$14,278	$9,892
2017-2021	$73,370	$51,067
Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. The Company expects to contribute $6.0 million to its U.S. pension plans, in 2012. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates. The Company expects to make annual benefit payments of approximately $9.3 million related to its non-U.S. pension plans in 2012.

The amounts in Accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$806	$1	$807
Prior service cost	—	8	8
Total	$806	$9	$815

The following weighted-average assumptions were used to determine the Company’s pension benefit obligations for the year ended December 31:

	2011	2010
U.S. Plans
Discount rate — EPT Active Plans	4.18%	5.29%
Discount rate — EPT Inactive Plans	4.05%	5.12%
Discount rate — SCM Plans	4.05%	5.12%
Expected return on pension plan assets — EPT Active Plans	8%	8.25%
Expected return on pension plan assets — EPT Inactive Plans	5.75%	6.00%
Expected return on pension plan assets — SCM Plans	6.5%	6.75%
Rate of increases in compensation	3.5%	3.50%
Non U.S. Plans
Discount rate	5.48%	4.33%
Rate of increases in compensation	2.50% – 3.00%	2.75% – 3.00%

The following weighted-average assumptions were used to determine the Company’s net periodic pension benefit costs for the year ended December 31:

	2011	2010
U.S. Plans
Discount rate — EPT Active Plans	5.22%	5.67%
Discount rate — EPT Inactive Plans	5.13%	5.64%
Discount rate — SCM Plans	5.12%	5.50%
Expected return on pension plan assets — EPT Active Plans	8.25%	8.25%
Expected return on pension plan assets — EPT Inactive Plans	6.00%	6.75%
Expected return on pension plan assets — SCM Plans	6.75%	7.50%
Non U.S. Plans
Discount rate	4.32%	5.10%
Expected return on pension plan assets	3.63%	5.78%
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

The EaglePicher Technologies plan assets are managed as two “pools” in recognition of the differences in the obligations of the active and frozen plans. Below are the Company’s actual and established target allocations for the EaglePicher Technologies Pension Plans, representing 91% of U.S. pension plan assets:

	Active Plans		Frozen Plans
	Actual Allocation	Target Allocation	Actual Allocation	Target Allocation
U.S. equity securities	35%	35%	12%	12%
International equity securities	29%	30%	8%	8%
Fixed income	25%	25%	69%	70%
High yield	—%	—%	2%	2%
TIPS	5%	5%	5%	6%
Global REITS	5%	5%	3%	2%
Cash	1%	—%	1%	—%
Total assets	100%	100%	100%	100%
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
The Company’s asset allocations by asset category for the SCM and non-U.S. plans are as follows:

	December 31, 2011 Actual Allocation	December 31, 2010 Actual Allocation
Equity securities	37%	30%
Corporate bonds	9%	24%
Government bonds	10%	12%
Other fixed income	19%	30%
Foreign assets	24%	2%
Cash	1%	2%
Total assets	100%	100%

Equity securities are invested broadly in U.S. companies in various industries. Foreign assets consist of equity securities of non-U.S. companies in various industries as well as foreign mutual funds.

The fair value measurements of defined benefit pension plan assets by category at December 31, 2011 are as follows:

	December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
Category	2011	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity securities — US	$33,951	$5,988	$27,963	$—
Equity securities — Non US	20,942	—	20,942	—
Fixed income:
Bonds	82,176	—	82,176	—
Other fixed income	14,181	730	13,451	—
High yield	1,889	—	1,889	—
TIPS	8,376		8,376	—
Global REITS	4,853	—	4,853	—
Foreign assets	3,959	—	3,959	—
Insurance contracts	60	—	60	—
Cash and cash equivalents	1,717	—	1,717	—
Total	$172,104	$6,718	$165,386	$—

Equity securities and fixed income, high-yield, TIPS and Global REITS investments are primarily comprised of mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
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
Set forth below is a detail of the net periodic other post-retirement benefit expense for the years ended December 31:

	Other Post-retirement Benefits U.S. Plans
	2011	2010	2009
Service cost	$—	$—	$25
Interest cost	—	—	162
Gain on termination of plan	—	—	(4,693)
Net periodic benefit cost	—	—	(4,506)
Net (gain) loss recognized during the year	—	—	137
Total recognized in other comprehensive income	—	—	137
Total recognized in net periodic benefit cost and other comprehensive income	$—	$—	$(4,369)

Note 13 — Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2009	$(18,029)	$—	$(11,954)	$(29,983)
Reversal of accumulated unrecognized gain on retiree medical plan	—	—	(137)	(137)
Reclassification adjustments	—	615	—	615
Current period credit (charge)	12,741	(591)	386	12,536
Balance at December 31, 2009	(5,288)	24	(11,705)	(16,969)
Reclassification adjustments	—	2,315	—	2,315
Current period credit (charge)	17,031	(2,732)	(2,764)	11,535
Balance at December 31, 2010	11,743	(393)	(14,469)	(3,119)
Reclassification adjustments	—	(80)	—	(80)
Current period credit (charge)	(62,580)	(3,581)	(24,039)	(90,200)
Balance at December 31, 2011	$(50,837)	$(4,054)	$(38,508)	$(93,399)

Note 14 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2011	2010	2009
	(in thousands, except per share amounts)
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders	$37,961	$82,648	$(19,353)
Weighted average shares outstanding — basic	31,079	30,433	30,244
Dilutive effect of stock options and restricted stock	165	132	—
Weighted average shares outstanding — assuming dilution	31,244	30,565	30,244
Earnings per common share:
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — basic	$1.22	$2.72	$(0.64)
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — assuming dilution	$1.21	$2.70	$(0.64)
The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2011	2010	2009
	(in thousands, except per share amounts)
Net income (loss) attributable to OM Group, Inc. common stockholders	$37,902	$83,374	$(17,857)
Weighted average shares outstanding — basic	31,079	30,433	30,244
Dilutive effect of stock options and restricted stock	165	132	—
Weighted average shares outstanding — assuming dilution	31,244	30,565	30,244
Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common stockholders — basic	$1.22	$2.74	$(0.59)
Net income (loss) attributable to OM Group, Inc. common stockholders — assuming dilution	$1.21	$2.73	$(0.59)
The Company uses the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires the Company to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Shares, under share-based compensation awards, for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.
In the years ended December 31, 2011 and 2010, stock options to purchase 0.2 million shares and 0.2 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti dilutive. As the Company had a loss from continuing operations for the year ended December 31, 2009, the effect of including dilutive securities in the earnings per share calculation would have been anti-dilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common stockholders assuming dilution and net loss attributable to OM Group, Inc. common stockholders assuming dilution for the year ended December 31, 2009.

Note 15 — Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). The 2007 Plan superseded and replaced the 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”) and the 2002 Stock Incentive Plan (the “2002 Plan”). The 1998 Plan and 2002 Plan terminated upon stockholder approval of the 2007 Plan, such that no further grants may be made under either the 1998 Plan or the 2002 Plan. The terminations did not affect awards already outstanding under the 1998 Plan or the 2002 Plan, which consist of options and restricted stock awards. All options outstanding under each of the 1998 Plan and the 2002 Plan have ten-year terms and have an exercise price of not less than the per share fair market value, measured by the average of the high and low price of the Company’s common stock on the New York Stock Exchange (the "NYSE"), on the date of grant.
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

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Statements of Consolidated Operations for the year ended December 31 (in thousands):

	2011	2010	2009
Stock options and restricted stock awards	$6,130	$5,082	$5,756
Restricted stock unit awards	51	363	65
Share-based compensation expense - employees	$6,181	$5,445	$5,821

Share-based compensation expense - non-employee directors	$380	$260	$270
No tax benefit for share-based compensation was realized during 2011, 2010 or 2009 as a result of the valuation allowance against the deferred tax assets.
At December 31, 2011, there was $7.0 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $4.5 million in 2012, $2.4 million in 2013 and $0.1 million in 2014 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 10,239 shares in 2011, 8,458 shares in 2010 and 11,256 shares in 2009 to non-employee directors.
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

During 2011, 2010 and 2009 the Company granted stock options to purchase 217,489, 243,050 and 188,003 shares of common stock, respectively. Included in the 2011 grants are stock options to purchase 5,289 shares of common stock with a vesting period of one year, which were granted to the Company's Chief Executive Officer (“CEO”) in connection with achievement of financial performance criteria in 2010 under the Company's high-performance incentive plan. Included in the 2009 grants are stock options to purchase 7,703 shares of common stock with a vesting period of one year, which were granted to the CEO in connection with achievement of financial performance criteria in 2008 under the Company's high-performance incentive plan.
The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	2.7%	2.7%	2.1%
Dividend yield	—	—	—
Volatility factor of Company common stock	56%	58%	59%
Weighted-average expected option term (years)	6	6	6
Weighted-average grant-date fair value	$19.93	$17.24	$11.23
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
The following table sets forth the number of option shares and weighted-average grant-date fair value:

	Shares	Weighted-Average Fair Value at Grant Date
Non-vested at December 31, 2009	337,812	$18.96
Granted during 2010	243,050	$17.24
Vested during 2010	(171,544)	$21.10
Forfeited during 2010	(11,404)	$16.04
Non-vested at December 31, 2010	397,914	$17.07
Granted during 2011	217,489	$19.93
Vested during 2011	(183,642)	$18.63
Forfeited during 2011	(8,016)	$18.17
Non-vested at December 31, 2011	423,745	$18.17

A summary of the Company’s stock option activity for 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,071,454	$36.27
Granted	217,489	36.46
Exercised	(12,444)	29.04
Expired unexercised	(32,566)	52.99
Forfeited	(8,016)	32.88
Outstanding at December 31, 2011	1,235,917	$35.95	6.29	$7,777
Vested or expected to vest at December 31, 2011	1,217,766	$35.97	6.25	$7,616
Exercisable at December 31, 2011	812,172	$37.87	5.14	$4,173
The fair value of options that vested during 2011, 2010 and 2009 was $3.4 million, $3.6 million and $3.3 million, respectively. The intrinsic value of options exercised during 2011, 2010 and 2009 was $0.1 million, $2.2 million and $0 million, respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
In connection with the exercise of stock options previously granted, the Company received cash payments of $0.4 million, $4.1 million and $0 million in 2011, 2010 and 2009, respectively. The Company does not settle stock options for cash.
Restricted Stock — Performance-Based Awards
During 2011, 2010 and 2009, the Company awarded 117,770, 121,700 and 87,250 shares, respectively, of performance-based restricted stock that vest subject to the Company’s financial performance. The number of shares of restricted stock that ultimately vest is based upon the Company’s achievement of specific measurable performance criteria. A recipient of performance-based restricted stock may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The shares awarded during 2011 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA margin (defined as adjusted operating profit plus depreciation and amortization expense divided by revenue) percentage and average return on net assets, in each case over a three-year performance period ending December 31, 2013. Shares awarded during 2010 and 2009 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA Margin (as defined above) measured against a predetermined peer group, and average return on net assets, in each case over three-year performance periods ending December 31, 2012 and December 31, 2011, respectively.
A summary of the Company’s performance-based restricted stock awards for 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	253,975	$32.90
Granted	117,770	36.51
Vested	(1,773)	58.57
Forfeited	(57,922)	56.28
Non-vested at December 31, 2011	312,050	$29.78
Expected to vest as of December 31, 2011	79,879
The value of the performance-based restricted stock awards was based upon the market price of an unrestricted share of the Company’s common stock at the date of grant. The Company recognizes expense related to performance-based restricted stock ratably over the requisite performance period based upon the number of shares that are anticipated to vest. The number of shares anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. Upon any change in control of the Company, as defined in the plan, or upon retirement, the shares become vested at the target level. In the event of death or disability, a pro rata number of shares shall remain eligible for vesting at the end of the performance period.
The performance period for the shares awarded during 2009 ended on December 31, 2011. The shares will vest upon the determination by the Compensation Committee that the performance objectives relating to the shares were satisfied and that the shares were earned. Based upon the level of satisfaction of the performance objectives, the Company expects that none of the performance-based shares awarded in 2009 are expected to vest and be issued in the first quarter of 2012.

The performance period for shares awarded during 2008 ended on December 31, 2010. Such shares were subject to vesting based upon the level of satisfaction of established performance criteria based on the Company's consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2010.

The performance period for shares awarded during 2007 ended on December 31, 2009. Certain shares awarded during 2007 were subject to vesting based upon the level of satisfaction of established performance criteria, based on the Company's consolidated operating profit and average return on net assets, in each case over the three-year performance period ended December 31, 2009. Additional shares issued in 2007 did not vest as the Company did not meet an established earnings target during any one of the years in the three-year performance period ended December 31, 2009.

Upon vesting, employees surrendered shares of common stock to the Company to pay required minimum statutory withholding taxes applicable to the vesting of restricted stock. The surrendered shares are held by the Company as treasury stock.

Based upon the level of satisfaction of the performance objectives, as determined by the Compensation Committee, the following performance-based shares vested and were issued for the year ended December 31:

	2011	2010	2009
Vested based on meeting performance criteria	1,773	74,676	86,610
Shares surrendered to pay withholding taxes	(578)	(26,651)	(24,654)
Net shares issued	1,195	48,025	61,956
Restricted Stock Units — Performance-Based Awards
During 2011, 2010 and 2009, the Company awarded 31,125, 19,850 and 22,480 performance-based restricted stock units, respectively, to employees outside the U.S. that vest subject to the Company’s financial performance for three-year performance periods ending on December 31, 2013, December 31, 2012 and December 31, 2011, respectively. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Consolidated Balance Sheets. The fair value of the awards, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The number of restricted stock units that ultimately vest is based upon the Company’s achievement of the same performance criteria as the 2011, 2010 and 2009 performance-based restricted stock awards described above.
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
A summary of the Company’s performance-based restricted stock unit awards for 2011 is as follows:

Units
Non-vested at January 1, 2011	38,530
Granted	31,125
Accelerated vesting due to retirement	—
Forfeited	(2,220)
Non-vested at December 31, 2011	67,435
Expected to vest at December 31, 2011	12,353

Restricted Stock — Time-Based Awards
During 2011, 2010 and 2009, the Company awarded 60,825, 63,100 and 24,850 shares, respectively, of time-based restricted stock that vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. In addition, during 2011 and 2009, the Company awarded 2,767 and 4,127 shares of time-based restricted stock with a vesting period of one year to its CEO in connection with achievement of financial performance criteria in 2010 and 2008, respectively, under the Company's high-performance annual incentive program. The value of the restricted stock awarded in 2011, 2010 and 2009, based upon the market price of an unrestricted share of the Company’s common stock at the date of grant, was $2.3 million, $1.9 million and $0.6 million, respectively. Compensation expense is being recognized ratably over the vesting period. Upon any change in control of the Company, as defined in the plan, or upon retirement, the shares become 100% vested. A pro rata number of shares will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s time-based restricted stock awards for 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	99,025	$32.67
Granted - three year vesting	60,825	$36.51
Granted - one year vesting	2,767	$36.51
Vested	(15,575)	$58.41
Forfeitures	(1,920)	$32.85
Non-vested at December 31, 2011	145,122	$31.59
Expected to vest as of December 31, 2011	124,242
Upon vesting, employees may surrender shares of common stock to the Company to pay required minimum statutory withholding taxes applicable to the vesting of time-based restricted stock. The surrendered shares are held by the Company as treasury stock.
The following time-based shares vested and were issued:

	2011	2010	2009
Vested - three year vesting period	15,575	22,760	19,750
Vested -one year vesting period	—	4,127	—
Shares surrendered to pay withholding taxes	(5,023)	(9,233)	(5,690)
Net shares issued	10,552	17,654	14,060
Restricted Stock Units — Time-Based Awards
During 2011, 2010 and 2009, the Company awarded 9,095, 10,550 and 4,400 time-based restricted stock units, respectively, to employees outside the U.S. These awards will be settled in cash based on the value of the Company’s common stock at the vesting date. Since the awards will be settled in cash, they are recorded as a liability award in accordance with the “Stock Compensation” topic of the ASC. Accordingly, the Company records these awards as a component of Other non-current liabilities on the Consolidated Balance Sheets. The fair value of the awards, which determines the measurement of the liability on the balance sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability awards are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid. The restricted share units vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the applicable plan, or upon retirement, the units become 100% vested. A pro rata number of units will vest in the event of death or disability prior to the stated vesting date.

A summary of the Company’s time-based restricted stock unit awards for 2011 is as follows:

Units
Non-vested at January 1, 2011	13,850
Granted	9,095
Accelerated vesting due to retirement	—
Forfeited	(800)
Non-vested at December 31, 2011	22,145
Expected to vest at December 31, 2011	20,590

Note 16 — Commitments and Contingencies
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
In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibits GTL from making payments to Gécamines, including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. As a result, as of December 31, 2011 and 2010, $92.8 million and $68.1 million, respectively, has been deposited with the Court and is recorded as restricted cash on deposit in the Consolidated Balance Sheets. In July 2011, the Jersey Court of Appeal (“Court of Appeal”) released its Judgment in favor of FG Hemisphere. In September 2011, Gécamines lodged its appeal of the decision of the Court of Appeal to the Judicial Committee of the Privy Council. In separate proceedings, Gécamines has raised two additional challenges to the claims of FG Hemisphere: the calculation of interest on the Arbitration Awards and whether or not Gécamines is an organ of the DRC following a restructuring of that company in December 2010. Until the appeal is resolved, and all other matters related to the Arbitration Awards are resolved, additional amounts due from GTL to Gécamines, up to the amount of the Arbitration Awards, will be deposited with the Court as they become due. While there can be no assurances with respect to the final outcome of either matter, the Company believes that, based on the information currently available to it, these matters will not have a material adverse effect upon its financial condition or results of operations.
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
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. At December 31, 2011 and December 31, 2010, the Company has recorded environmental liabilities of $2.6 million and $2.8 million, respectively. Although it is difficult to quantify the potential impact of compliance with, or liability under, environmental protection laws, the Company believes that any amount it may be required to pay in connection with environmental matters is not reasonably likely to exceed amounts accrued by an amount that would have a material adverse effect upon its financial condition, results of operations or cash flows.
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

Note 17 — Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $10.7 million in 2011, $8.8 million in 2010 and $7.4 million in 2009.
Future minimum payments under noncancellable operating leases at December 31, 2011 are as follows for the year ending December 31:

2012	$6,344
2013	2,915
2014	2,058
2015	1,924
2016	1,840
Thereafter	8,512
Total minimum lease payments	$23,593

Note 18 — Reportable Segments and Geographic Information
The Company determines its segments based on how the chief operating decision maker makes decisions about allocating resources to segments and measuring their performance. The Company operates and reports its results in four operating segments: Magnetic Technologies, Advanced Materials, Specialty Chemicals and Battery Technologies. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.

The Magnetic Technologies segment is engaged in the development, manufacturing and distribution of industrial-use magnetic products and systems for electronic equipment markets, including the renewable energy, automotive systems, construction & mining and industrial sectors.
The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals and serves the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets.
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic and industrial applications, and photomasks used by customers to produce semiconductors and related products.

The Battery Technologies segment provides advanced batteries, battery management systems, battery-related research and energetic devices for defense, aerospace and medical markets.

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

The following table reflects the results of the Company’s reportable segments:

	2011	2010	2009
Net Sales
Magnetic Technologies(a)	$276,147	$—	$—
Advanced Materials	640,879	620,638	472,412
Specialty Chemicals	470,022	462,743	401,801
Battery Technologies(c)	128,814	113,941	—
Intersegment items	(1,327)	(676)	(2,544)
	$1,514,535	$1,196,646	$871,669
Operating profit (loss)
Magnetic Technologies(a)(b)	$(66,914)	$—	$—
Advanced Materials	81,186	95,633	53,301
Specialty Chemicals(d)	62,251	59,558	(26,981)
Battery Technologies(c)	12,125	5,061	—
Corporate(e)	(52,121)	(37,606)	(27,304)
	36,527	122,646	(984)
Interest expense	(23,268)	(5,255)	(689)
Interest income	1,440	908	928
Foreign exchange gain (loss)	10,564	(10,679)	(21)
Other expense, net	(429)	(305)	(292)
	(11,693)	(15,331)	(74)
Income (loss) from continuing operations before income taxes	$24,834	$107,315	$(1,058)
Expenditures for property, plant & equipment
Magnetic Technologies(a)	$18,356	$—	$—
Advanced Materials	18,470	11,328	18,996
Specialty Chemicals	11,904	8,920	6,690
Battery Technologies(c)	7,510	6,182	—
Corporate	242	—	—
	$56,482	$26,430	$25,686
Depreciation and amortization
Magnetic Technologies(a)	$17,202	$—	$—
Advanced Materials	20,687	20,587	26,303
Specialty Chemicals	22,406	23,048	26,508
Battery Technologies(c)	9,592	9,473	—
Corporate	2,785	989	954
	$72,672	$54,097	$53,765
Total assets
Magnetic Technologies	$1,140,827	$—
Advanced Materials(f)	785,746	866,329
Specialty Chemicals	557,852	535,997
Battery Technologies	251,778	253,804
Corporate	133,520	116,578
	$2,869,723	$1,772,708

(a)	Includes activity since the acquisition of VAC on August 2, 2011.

(b)	Includes $106.6 million as a result of purchase accounting related to acquired inventory, $2.4 million of acquisition-related fees and $2.2 million of severance charges.

(c)	Includes activity since the acquisition of EaglePicher on January 29, 2010.

(d)
Includes a $9.7 million gain for the sale of land at the Manchester, England manufacturing facility in 2011 and a $37.5 million non-cash goodwill impairment charge and a $12.7 million restructuring charge in 2009.

(e)
Includes $15.4 million of acquisition-related fees related to VAC and Rahu in 2011; fees related to the EaglePicher acquisition of $2.2 million in 2010 and $1.3 million in 2009; and a $4.7 million gain on the termination of the Company's retiree medical plan in 2009.

(f)	Includes a $92.8 million and $68.1 million deposit related to the Jersey Court injunction in 2011 and 2010, respectively. See Note 16 for further discussion.

	Net Sales(a)	Long-Lived Assets(b)
Geographic Region Information
2011
Finland	$392,742	$89,307
United States	328,177	80,807
Japan	207,051	145
Germany	332,863	232,521
Other	253,702	79,533
	$1,514,535	$482,313
2010
Finland	$354,889	$86,019
United States	312,368	79,980
Japan	223,441	221
Other	305,948	89,878
	$1,196,646	$256,098
2009
Finland	$260,361	$89,610
United States	153,539	36,388
Japan	190,122	91
Other	267,647	101,026
	$871,669	$227,115

(a)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.

(b)	Long-lived assets consists of property, plant and equipment, net.

Note 19 — Quarterly Results of Operations (Unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$331,345	$329,522	$415,057	$438,611	$1,514,535
Gross profit	$82,038	$73,506	$16,742	$102,201	$274,487
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss)from continuing operations, net of tax	$30,892	$24,709	$(68,488)	$50,848	$37,961
Income (loss) from discontinued operations, net of tax	(240)	(89)	234	36	$(59)
Net income (loss)	$30,652	$24,620	$(68,254)	$50,884	$37,902
Net income (loss) per common share — basic
Continuing operations	$1.01	$0.81	$(2.18)	$1.60	$1.22
Discontinued operations	(0.01)	—	0.01	—	—
Net income (loss)	$1.00	$0.81	$(2.17)	$1.60	$1.22
Net income (loss) per common share — assuming dilution
Continuing operations	$1.01	$0.80	$(2.18)	$1.59	$1.21
Discontinued operations	(0.01)	—	0.01	—	—
Net income (loss)	1.00	$0.80	$(2.17)	$1.59	$1.21
The third quarter of 2011 includes a pre-tax gain of $9.7 million recognized on the sale of land and a $3.4 million discrete tax benefit (excluding noncontrolling interests) to reduce the allowance against GTL's prepaid tax asset.
Acquisition-related charges, including purchase accounting charges related to inventory, acquisition fees and severance charges, were $4.0 million, $104.7 million and $17.9 million in the second, third and fourth quarter of 2011, respectively.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$303,197	$303,099	$297,222	$293,128	$1,196,646
Gross profit	$71,822	$67,990	$74,281	$70,595	$284,688
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$22,463	$13,307	$23,198	$23,680	$82,648
Income (loss) from discontinued operations, net of tax	137	(518)	1,003	104	$726
Net income	$22,600	$12,789	$24,201	$23,784	$83,374
Net income (loss) per common share — basic
Continuing operations	$0.74	$0.44	$0.76	$0.78	$2.72
Discontinued operations	0.01	(0.02)	0.03	—	0.02
Net income	$0.75	$0.42	$0.79	$0.78	$2.74
Net income (loss) per common share — assuming dilution
Continuing operations	$0.74	$0.43	$0.76	$0.77	$2.70
Discontinued operations	—	(0.01)	0.03	0.01	0.03
Net income	$0.74	$0.42	$0.79	$0.78	$2.73

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Management has excluded VAC from its assessment of the effectiveness of the Company's internal control over financial reporting because VAC was acquired on August 2, 2011 for $812.2 million.
Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. As noted in our Evaluation of Disclosure Controls and Procedures, the Company excluded

VAC from its assessment of the effectiveness of the Company's internal controls over financial reporting. VAC represented 40% of the Company's assets as of December 31, 2011 and 18% of net sales for the year ended December 31, 2011.
The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the Company’s internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company’s internal control over financial reporting, which is included in this Annual Report.
Changes in Internal Controls
Except in connection with the VAC acquisition, there were no changes in the Company’s internal control over financial reporting, identified in connection with management’s evaluation of internal control over financial reporting, that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company acquired VAC during the third quarter of 2011, and is integrating VAC into the Company's operations, compliance programs and internal control processes. Consistent with applicable rules and requirements, the Company is excluding and will continue to exclude the VAC business from management's evaluation of internal controls over financial reporting until such integration is complete.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to directors of the Company will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the 2012 Annual Meeting of Stockholders of the Company (the “2012 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.
Information with respect to the Company’s audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2012 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2012 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
On June 9, 2011, the Company filed the annual certification by its CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.  Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2012 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2012 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial

Owners — Beneficial Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options)
Equity Compensation Plans Approved by the Stockholders	1,146,983	$36.13	1,582,331
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—
Total	1,235,917	$35.95	1,582,331

_______________________________________

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

Item 13.  Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2012 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2012 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:
(1)
Consolidated Balance Sheets at December 31, 2011 and 2010
Statements of Consolidated Operations for the years ended December 31, 2011, 2010 and 2009
Statements of Consolidated Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
Statements of Consolidated Cash Flows for the years ended December 31, 2011, 2010 and 2009

Statements of Consolidated Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009

All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of OM Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).

3.2	Amended and Restated Bylaws of OM Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed February 24, 2011).

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company. ‡

(10) Material Contracts

10.1	Reserved.

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

*10.4
Amendment to OM Group, Inc., Benefit Restoration Plan (frozen Post-2004/Pre-2008 Terms)(incorporated by reference to Exhibit 10.4 of the Company’s Annual Report filed on Form 10-K on February 28, 2008).

10.5
Credit Agreement, dated as of August 2, 2011, among OM Group, Inc. and Harko C.V., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party Thereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC and BNP Securities Corp., as Joint Lead Arrangers and Joint Bookrunning Managers (incorporated by reference to Exhibit 10.1 to the Company's Current Report in Form 8-K filed August 4, 2011).

*10.6	OM Group, Inc. Bonus Program for Key Executives and Middle Management. ‡

+10.7
Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed February 24, 2011).

10.8
Sale and Purchase Agreement, dated December 23, 2009, by and among EaglePicher Corporation, as guarantor of the Seller, EaglePicher Technologies Holdings, LLC, as the Seller, EaglePicher Technologies, LLC, as the Company, OM Group, Inc., as limited guarantor of the Buyer, and OMG Energy Holdings, Inc., as the Buyer (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 25, 2010).

+10.9	Long Term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.7).

+10.10	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.7).

'+10.11	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Due Terril De Lubumbashi (filed as an Annex to Exhibit 10.7).

*10.12	OM Group, Inc. 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.13
Separation Agreement, dated October 17, 2003, by and between OM Group, Inc. and Thomas R. Miklich (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.14	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.15
Share Purchase Agreement, dated July 3, 2011, by and among VAC Luxembourg S.à.r.l., OMG Germany Holding GmbH and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 7, 2011).

10.16	Reserved.

*10.17
Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 25, 2011).

10.18
Stockholder Agreement, dated July 3, 2011, by and among OM Group, Inc., VAC Luxembourg S.à r.l., and One Equity Partners II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2011).

10.19	Reserved.

*10.20
Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.21	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K (No. 001-12515) filed May 5, 2006).

10.22	Reserved

*10.23	Form of Stock Option Agreement (2010) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.24
Form of Restricted Stock Agreement (2010 time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

10.25	Reserved

*10.26
Form of OM Group, Inc. Executive Severance Plan, effective May 31, 2011, for the benefit of certain employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2011).

*10.27
Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (No. 001-12515) filed on November 14, 2006).

10.28
Form of Restricted Stock Agreement (2010 performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.29
Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (No. 001-12515) filed on November 14, 2006).

10.30	Reserved.

10.31	OM Group, Inc. 2007 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2010).

10.32
Stock Purchase Agreement among OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, OMG Finland Oy, OM Group, Inc., Norilsk Nickel (Cyprus) Limited and OJSC MMC Norilsk Nickel (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on March 7, 2007).

*10.33
Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed February 24, 2011).

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

*10.37	OM Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed July 7, 2008).

*10.38	Form of Change in Control Agreement between OM Group, Inc. and certain executive officers.

10.39
Amended and Restated Credit Agreement, dated March 8, 2010, by and among OM Group, Inc., as Borrower, certain of its subsidiaries, as the Guarantors Party Thereto, the Lenders Party Thereto PNC Capital Markets LLC, Bank of America Securities LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers, PNC Capital Markets LLC, as Sole Bookrunner, and PNC Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11 2010).

12	Statements regarding computation of ratios

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.1	Instance Document

101.2	Schema Document

101.3	Calculation Linkbase Document

101.4	Labels Linkbase Document

101.5	Presentation Linkbase Document

101.6	Definition Linkbase Document

_______________________________________

*	Indicates a management contract, executive compensation plan or arrangement.

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

OM Group, Inc.

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2010 and 2009

(Dollars in Millions)

	Balance at Beginning		Charged (Credited) to Costs and		Charged (Credited)to Other				Balance at End of
Classifications	of Year	Acquisitions	Expenses		Accounts		Deductions		Year
2011
Allowance for doubtful accounts	$5.2	1.6	(0.1)	(1)	(0.1)	(5)	(1.8)	(3)	$4.8
Allowance for note receivable from joint venture partner	5.2	—	(2.1)	(1)	—		—		3.1
Environmental reserve	2.8	—	0.2	(2)	—		(0.4)	(4)	2.6
	$13.2	$1.6	$(2)		$(0.1)		$(2.2)		$10.5
2010
Allowance for doubtful accounts	$6.9	0.5	(0.5)	(1)	0.4	(5)	(2.1)	(3)	$5.2
Allowance for note receivable from joint venture partner	5.2	—	—		—		—		5.2
Environmental reserve	2.8	1.3	0.4	(2)	(0.1)	(5)	(1.6)	(4)	2.8
	$14.9	$1.8	$(0.1)		$0.3		$(3.7)		$13.2
2009
Allowance for doubtful accounts	$7.9	—	0.3	(1)	0.4	(5)	(1.7)	(3)	$6.9
Allowance for note receivable from joint venture partner	5.2	—	—		—		—		5.2
Environmental reserve	3.4	—	0.2	(2)	0.1	(5)	(0.9)	(4)	2.8
	$16.5	$—	$0.5		$0.5		$(2.6)		$14.9

_______________________________________

(1)	Provision for uncollectible accounts and notes receivable included in selling, general and administrative expenses.

(2)	Provision for environmental costs included in selling, general and administrative expenses.

(3)	Actual accounts written-off against the allowance.

(4)	Actual cash expenditures charged against the accrual.

(5)	Foreign currency translation adjustment.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.
OM GROUP, INC.

By:	/s/ Christopher Hix
Christopher Hix
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 28, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph Scaminace Joseph Scaminace	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Christopher Hix Christopher Hix	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert T. Pierce Robert T. Pierce	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ Hans-Georg Betz Hans-Georg Betz	Director

/s/ Richard W. Blackburn Richard W. Blackburn	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Patrick S. Mullin Patrick S. Mullin	Director

/s/ Katharine L. Plourde Katharine L. Plourde	Director

/s/ William J. Reidy William J. Reidy	Director

/s/ Gordon A. Ulsh Gordon A. Ulsh	Director

/s/ Christopher Hix Christopher Hix Attorney-in-Fact