Form 10-Q
period 2012-03-31
OM GROUP INC
filed 2012-05-03
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-12515
_______________
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)
_______________

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)
216-781-0083
Registrant’s telephone number, including area code
_______________

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 30, 2012 the registrant had 32,392,722 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$269,908	$292,146
Restricted cash on deposit	94,495	92,813
Accounts receivable, less allowance of $5,213 in 2012 and $4,793 in 2011	241,965	212,152
Inventories	598,593	615,018
Refundable and prepaid income taxes	41,992	42,480
Other current assets	58,893	54,833
Total current assets	1,305,846	1,309,442
Property, plant and equipment, net	486,100	482,313
Goodwill	545,110	544,471
Intangible assets, net	450,857	433,275
Notes receivable from joint venture partner, less allowance of $3,100 in 2012 and 2011	16,015	16,015
Other non-current assets	86,461	84,207
Total assets	$2,890,389	$2,869,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,837	$13,265
Accounts payable	132,374	170,466
Liability related to joint venture partner injunction	94,495	92,813
Accrued income taxes	22,506	19,806
Accrued employee costs	41,784	49,699
Deferred income taxes	18,807	23,449
Other current liabilities	83,696	79,026
Total current liabilities	404,499	448,524
Long-term debt	667,474	663,167
Deferred income taxes	143,911	129,945
Pension liabilities	205,882	204,248
Purchase price of VAC payable to seller	86,525	86,513
Other non-current liabilities	60,353	62,032
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,103,501 shares issued in 2012 and 32,073,642 shares issued in 2011	321	320
Capital in excess of par value	627,922	625,515
Retained earnings	717,733	705,784
Treasury stock (216,695 shares in 2012 and 208,157 shares in 2011, at cost)	(7,681)	(7,427)
Accumulated other comprehensive income (loss)	(60,952)	(93,399)
Total OM Group, Inc. stockholders’ equity	1,277,343	1,230,793
Noncontrolling interests	44,402	44,501
Total equity	1,321,745	1,275,294
Total liabilities and equity	$2,890,389	$2,869,723

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share data)
Net sales	$466,179	$331,345
Cost of goods sold	353,343	249,307
Gross profit	112,836	82,038
Selling, general and administrative expenses	78,400	44,278
Operating profit	34,436	37,760
Other income (expense):
Interest expense	(12,212)	(1,422)
Interest income	152	220
Foreign exchange gain (loss)	(5,021)	475
Other, net	(291)	(5)
	(17,372)	(732)
Income from continuing operations before income tax expense	17,064	37,028
Income tax expense	(5,080)	(5,746)
Income from continuing operations, net of tax	11,984	31,282
Loss from discontinued operations, net of tax	(136)	(240)
Consolidated net income	11,848	31,042
Net (income) loss attributable to noncontrolling interests	101	(390)
Net income attributable to OM Group, Inc. common stockholders	$11,949	$30,652
Earnings per common share — basic:
Income from continuing operations attributable to OM Group, Inc.
common stockholders	$0.38	$1.01
Loss from discontinued operations attributable to OM Group, Inc.
common stockholders	(0.01)	(0.01)
Net income attributable to OM Group, Inc. common
stockholders	$0.37	$1.00
Earnings per common share — assuming dilution:
Income from continuing operations attributable to OM Group, Inc.
common stockholders	$0.38	$1.01
Loss from discontinued operations attributable to OM Group, Inc.
common stockholders	(0.01)	(0.01)
Net income attributable to OM Group, Inc. common
stockholders	$0.37	$1.00
Weighted average shares outstanding
Basic	31,874	30,526
Assuming dilution	32,032	30,695
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$12,085	$30,892
Loss from discontinued operations, net of tax	(136)	(240)
Net income	$11,949	$30,652

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income

	Three Months Ended March 31,
	2012	2011
(In thousands)
Consolidated net income	$11,848	$31,042
Foreign currency translation adjustments	29,362	4,964
Reclassification of hedging activities into earnings, net of tax benefit of $213	(657)	—
Unrealized gain on cash flow hedges, net of tax expense of $1,124 in 2012 and $97 in 2011	3,540	359
Pension adjustment	202	100
Net change in accumulated other comprehensive income (loss)	32,447	5,423
Comprehensive income	44,295	36,465
Comprehensive (income) loss attributable to noncontrolling interests	99	(393)
Comprehensive income attributable to OM Group, Inc.	$44,394	$36,072

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Three Months Ended March 31,
	2012	2011
(In thousands)
Operating activities
Consolidated net income	$11,848	$31,042
Adjustments to reconcile consolidated net income to net cash provided by (used for) operating activities:
Loss from discontinued operations	136	240
Depreciation and amortization	22,149	13,309
Amortization of deferred financing fees	1,370	216
Share-based compensation expense	2,407	2,080
Foreign exchange (gain) loss	5,021	(475)
Other non-cash items	4,907	(77)
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(27,481)	(21,468)
Inventories	9,672	(5,391)
Accounts payable	(38,936)	7,276
Other, net	(4,668)	(13,103)
Net cash provided by (used for) operating activities	(13,575)	13,649
Investing activities
Expenditures for property, plant and equipment	(10,818)	(3,328)
Proceeds from sale of property	5,138	—
Cash paid for acquisitions	—	(4,107)
Net cash used for investing activities	(5,680)	(7,435)
Financing activities
Payments on long-term debt	(5,419)	—
Payment related to surrendered shares	(254)	(193)
Proceeds from exercise of stock options	—	16
Net cash used for financing activities	(5,673)	(177)
Effect of exchange rate changes on cash	2,690	2,601
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	(22,238)	8,638
Balance at the beginning of the period	292,146	400,597
Balance at the end of the period	$269,908	$409,235
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Total Equity

	Three Months Ended March 31,
	2012	2011
(In thousands)
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	31,865	30,523
Shares issued under share-based compensation plans	22	14
	31,887	30,537
Common Stock — Dollars
Beginning balance	$320	$307
Shares issued under share-based compensation plans	1	—
	321	307
Capital in Excess of Par Value
Beginning balance	625,515	578,948
Stock option exercises	—	16
Share-based compensation — employees	2,276	2,005
Share-based compensation — non-employee directors	131	75
	627,922	581,044
Retained Earnings
Beginning balance	705,784	667,882
Net income attributable to OM Group, Inc. common stockholders	11,949	30,652
	717,733	698,534
Treasury Stock
Beginning balance	(7,427)	(7,234)
Reacquired shares	(254)	(193)
	(7,681)	(7,427)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(93,399)	(3,119)
Foreign currency translation	29,362	4,964
Reclassification of hedging activities into earnings, net of tax	(657)	—
Unrealized gain on cash flow hedges, net of tax	3,540	359
Pension	202	100
	(60,952)	2,304
Total OM Group Inc. Stockholders’ Equity	1,277,343	1,274,762
Noncontrolling interests
Beginning balance	44,501	39,834
Net income (loss) attributable to the noncontrolling interest	(101)	390
Foreign currency translation	2	3
	44,402	40,227
Total Equity	$1,321,745	$1,314,989

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and share and per share amounts)

Note 1 — Basis of Presentation
OM Group, Inc. ("OMG", the “Company”, “we”, “our”, “us”) is a diversified specialty chemicals and materials company serving attractive global markets, including mobile energy storage, electronic devices, renewable energy, and automotive systems. We develop, produce and distribute innovative, high-quality chemicals, materials, products and technologies that contribute to our customers' success by addressing their demanding applications and requirements.

The consolidated financial statements include the accounts of OMG and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. We have a 55% interest in a joint venture (“GTL”) that has a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because we have a controlling interest in the joint venture. Noncontrolling interest is recorded for the remaining 45% interest.

On August 2, 2011, we completed our acquisition of VAC Holding GmbH (“VAC”). The Magnetic Technologies segment consists of VAC.

The financial position, results of operations and cash flows of acquisitions are included in the Consolidated Financial Statements from the date of acquisition.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2012 and the results of its income, comprehensive income (loss), cash flows and changes in total equity for the three months ended March 31, 2012 and 2011 have been included. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 — Recently Issued Accounting Guidance
Accounting Guidance adopted in 2012:
In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional authoritative guidance relating to fair value measurement and disclosure requirements that provides a uniform framework for fair value measurements and related disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. We adopted this guidance on January 1, 2012 and such adoption did not have any effect on our results of operations or financial position.

In June 2011, the FASB issued new accounting guidance regarding the presentation of comprehensive income in financial statements prepared in accordance with U.S. GAAP. We adopted this guidance on January 1, 2012. As this new guidance is related to presentation only, such adoption did not have any effect on our results of operations or financial position.

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). We intend to consider this guidance in the fourth quarter of 2012 in connection with our annual goodwill impairment testing. This new guidance is not expected to have any impact on our results of operations or financial position.

Note 3 — Inventories
Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Raw materials and supplies	$202,921	$236,336
Work-in-process	237,880	227,139
Finished goods	157,792	151,543
	$598,593	$615,018

As part of the allocation of the purchase price of VAC to the acquired assets and liabilities assumed, we recorded a step-up of inventory to its estimated fair value on the date of acquisition, as required under purchase accounting. At March 31, 2012 and December 31, 2011, $42.3 million and $56.4 million, respectively, of the inventory step-up had not been recognized in cost of goods sold and remained within the value of inventory. The remaining inventory step-up is expected to be recognized in cost of goods sold in the remainder of 2012.

Note 4 — Acquisitions
VAC
As discussed in Note 1, we acquired VAC on August 2, 2011. The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The Company withheld $86.3 million of the purchase price to fund indemnification claims made by OM Group and accepted by the seller, if any, within two years of the closing date of the acquisition. The Company financed the purchase with borrowings under a new senior secured credit facility (the “Senior Secured Credit Facility”) and cash on hand.

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

The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date and could materially differ from those presented above. We have not yet finalized our analysis of the fair value of property, plant and equipment; intangible assets; other assets and deferred taxes. Any adjustments arising out of the finalization of the purchase price allocation would not impact cash flows but could result in material increases or decreases to net income in the future. The final allocation is expected to be completed no later than 12 months after the acquisition date.

Refer to Note 5 — Acquisitions - of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion regarding the VAC acquisition.

Rahu
We acquired Rahu on December 22, 2011. We previously had a license and supply agreement with Rahu. The purchase price included a $39.1 million cash payment and contingent consideration of up to an additional €20.0 million ($26.7 million at March 31, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. The preliminary estimated fair value of the contingent consideration as of the acquisition date based upon management's forecasted volumes was $11.5 million. Subsequent to the date of acquisition, the estimated fair value of the liability for contingent consideration increased to $12.1 million as of March 31, 2012, as a result of changes in the exchange rate and accretion expense (included in interest expense in the Unaudited Condensed Statement of Consolidated Income) for the passage of time. As of March 31, 2012, no contingent consideration payments have been made. Refer to Note 7 — Fair Value Disclosures for further discussion regarding the contingent consideration.

The preliminary purchase price allocation based on estimated fair values as of the acquisition date was $27.2 million of intangible assets, $6.9 million of deferred income tax liabilities and $30.3 million of goodwill. The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. Any adjustments arising out of the finalization of the purchase price allocation will not impact cash flows but could result in material increases or decreases to net income. The final allocation is expected to be completed no later than 12 months after the acquisition date.

Note 5 — Debt
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

We have the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.5%, (ii) Bank of America's prime rate or (iii) LIBOR plus 1%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%. The LIBOR rates under the Term B Loan Facility are subject to a floor of 1.5%. At March 31, 2012, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.67%.

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

The Senior Secured Credit Facility contains customary representations, warranties and covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on capital stock; make investments; sell assets; consolidate, merge or transfer all or substantially all of their assets; and engage in transactions with affiliates. The Senior Secured Credit Facility also contains financial covenants discussed below. As of March 31, 2012, the Company was in compliance with all of the covenants under the Senior Secured Credit Facility.

The main financial covenants in the Senior Secured Credit Facility, and the Company's position at March 31, 2012 with respect to those covenants, are as follows:

•
Limitation on capital expenditures in any fiscal year with expenditures compared quarterly on a year-to-date basis to an annual cap set forth in the Senior Secured Credit Facility. The annual limit for the fiscal year ending December 31, 2012 is $120 million, plus an additional $10.0 million carried over from 2011.

•
Measurement of the ratio (the “Consolidated Leverage Ratio”) of the Company's total indebtedness to the amount of the Company's adjusted “Consolidated EBITDA” as defined in the Senior Secured Credit Facility (“Covenant EBITDA”), which must be met quarterly for each trailing four-consecutive-quarter period. Covenant EBITDA is consolidated net income plus (i) federal, state, local and foreign income taxes payable, (ii) interest expense, (iii) amortization, (iv) depreciation, and (v) certain “non-cash” items, recorded in accordance with FASB, such as non-cash compensation, non-cash goodwill or other intangible asset impairment charges and write-offs of goodwill, non-cash restructuring charges, non-cash purchase accounting charges and foreign currency translation gains and losses, minus (vi) interest income.

•
Measurement of the the ratio of the amount of Covenant EBITDA to the Company's cash interest expense (the “Consolidated Interest Coverage Ratio”), which must be met quarterly for each trailing four-consecutive-quarter period.

	Amount permitted at				Amount at
Covenant Ratio	March 31, 2012				March 31, 2012

Consolidated Leverage Ratio	Less than	3.35	to	1.00	2.72	to	1.00

Consolidated Interest Coverage Ratio	More than	4.25	to	1.00	6.14	to	1.00
As of March 31, 2012, the Company was in compliance with all of the covenants under the Senior Secured Credit Facility.

Note 6 — Derivative Instruments

Foreign Currency Exchange Rate Risk
The functional currency for our Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it has some Euro-denominated operating expenses. From time to time, we enter into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. We had Euro forward contracts with notional values that totaled 67.5 million Euros at March 31, 2012 with maturities ranging up to 9 months. As of March 31, 2012, AOCI(L) included a cumulative loss related to these contracts of $0.9 million, all of which is expected to be reclassified to earnings within the next twelve months. We had no Euro forward contracts at March 31, 2011. We designated these derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses. There was no hedge ineffectiveness in the three months ended March 31, 2012 for these hedges. At March 31, 2012, we had a liability of $1.1 million recorded on the Unaudited Condensed Consolidated balance sheet in other current liabilities related to these Euro forward contracts.

Interest Rate Risk
We use interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require us to pay a fixed interest rate and receive a variable interest rate. The Company’s interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. We had interest rate swaps with notional values that totaled $199.0 million and $60.0 million at March 31, 2012 and 2011, respectively. The outstanding contracts as of March 31, 2012 had maturities ranging up to 9 months. As of March 31, 2012, AOCI(L) included a cumulative loss of $0.3 million related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months. There was no hedge ineffectiveness in the three months ended March 31, 2012 or 2011 for these hedges. At March 31, 2012 and 2011, we had a liability of $0.3 million and $0.3 million, respectively, recorded on the Unaudited Condensed Consolidated balance sheet in other current liabilities related to these interest rate swaps.

Note 7 — Fair Value Disclosures
The following table shows our liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward (Euro)	$1,128	$—	$1,128	$—
Interest rate swap agreements	330	—	330	—
Contingent consideration payable	12,081	$—	—	12,081
Total	$13,539	$—	$1,458	$12,081

We use significant other observable inputs to value derivative instruments used to hedge foreign currency and interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on exchange rates and interest rates, respectively.  Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with our acquisition of Rahu are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2012.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

Contingent consideration
Fair Value at December 31, 2011	$14,104
Change in estimate	(2,737)
Accretion expense	324
Foreign exchange	390
Fair Value at March 31, 2012	$12,081

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($26.7 million at March 31, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration liability using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the liability. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

During the first quarter of 2012, the estimate of the contingent consideration liability decreased by $2.7 million as we revised the purchase price allocation reflecting information known as of the acquisition date. This adjustment, and any other adjustments arising out of the finalization of the purchase price allocation, will not impact cash flows. The final allocation is expected to be completed no later than 12 months after the acquisition date. The liability for contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet and may differ from the amount that is ultimately payable based on achieving volume targets (discussed above). See Note 4 - Acquisitions for further discussion regarding the Rahu acquisition.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt and the current portion of long-term debt had a carrying value of $678.3 million and a fair value of $681.9 million at March 31, 2012, respectively, based on quoted market prices which are Level 1 inputs. Derivative instruments are recorded at fair value as indicated above.

Note 8 — Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company's major tax jurisdictions include the U.S., Finland and Germany. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service concluded examination procedures of our 2007 U.S. federal income tax return in 2011. Finnish tax authorities are currently examining our Finnish tax returns for the years 2007-2010. This examination is expected to be completed in 2012.  VAC's German tax returns have been audited through 2005. We are indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. Examination of VAC's post-2005 German income tax returns is expected to commence within the next 12 months.

As required under ASC 740, our interim income tax provision is based on the application of an estimated annual effective income tax rate applied to year-to-date income from continuing operations before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings (including specific subsidiaries projected to have pretax income and pretax losses), taxing jurisdictions in which the earnings will be generated, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We evaluate the estimated annual effective income tax rate on a quarterly basis based on current and forecasted earnings by tax jurisdiction, including the impact of foreign currency exchange rate movements and changes in the Company’s structure. The estimated annual effective income tax rate may be significantly impacted by foreign currency exchange rate movements and changes to the mix of forecasted earnings by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recorded in the period such estimates are revised. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.

Income from continuing operations before income tax expense consists of the following for the three months ended March 31:

	2012	2011
United States	$(1,067)	$(1,884)
Outside the United States	18,131	38,912
	$17,064	$37,028

Our effective income tax rates for the three months ended March 31, 2012 and March 31, 2011 were 29.8% and 15.5%, respectively. Excluding discrete items, our effective income tax rates for the three months ended March 31, 2012 and March 31, 2011 were 25.5% and 16.6%, respectively. The effective income tax rates for the three months ended March 31, 2012 and March 31, 2011 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan), a tax efficient financing structure and the effect of foreign currency translation, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The effective income tax rate for the three months ended March 31, 2011 was also favorably impacted by a “tax holiday” from income taxes in Malaysia that expired December 31, 2011. This arrangement reduced income tax expense by $1.1 million and increased net income per diluted share by approximately $0.04 in the three months ended March 31, 2011. In the three months ended March 31, 2012 and 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings during 2011 due to utilization of foreign tax credits and U.S. losses.

As of March 31, 2012, we had a receivable of $37.6 million (included in Refundable and prepaid income taxes on the Consolidated Balance Sheets) related to amending our U.S. tax returns. The Company expects to receive this refund in 2012.

Note 9 — Defined Benefit Plans
At March 31, 2012 and December 31, 2011, we had pension liabilities of $214.6 million and $212.5 million, respectively, the majority of which were assumed in the VAC and EaglePicher Technologies acquisitions.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans for the three months ended March 31:

	2012	2011
Service cost	$286	$268
Interest cost	2,294	2,699
Amortization of unrecognized net loss	201	98
Expected return on plan assets	(2,613)	(2,573)
Total expense	$168	$492

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans for the three months ended March 31:

	2012	2011
Service cost	$960	n/a
Interest cost	1,896	n/a
Total expense	$2,856	n/a

Note 10 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income per common share from continuing operations attributable to OM Group, Inc. common stockholders for the three months ended March 31:

	2012	2011
(in thousands, except per share amounts)
Income from continuing operations attributable to
OM Group, Inc. common stockholders	$12,085	$30,892

Weighted average shares outstanding — basic	31,874	30,526
Dilutive effect of stock options and restricted stock	158	169
Weighted average shares outstanding — assuming dilution	32,032	30,695
Earnings per common share:
Income from continuing operations attributable to
OM Group, Inc. common stockholders — basic	$0.38	$1.01
Income from continuing operations attributable to
OM Group, Inc. common stockholders — assuming dilution	$0.38	$1.01

The following table sets forth the computation of basic and diluted net income per common share attributable to OM Group, Inc. common stockholders for the three months ended March 31:

	2012	2011
(in thousands, except per share amounts)
Net income attributable to OM Group, Inc. common stockholders	$11,949	$30,652

Weighted average shares outstanding — basic	31,874	30,526
Dilutive effect of stock options and restricted stock	158	169
Weighted average shares outstanding — assuming dilution	32,032	30,695
Earnings per common share:
Net income attributable to OM Group, Inc. common stockholders — basic	$0.37	$1.00
Net income attributable to OM Group, Inc. common stockholders — assuming dilution	$0.37	$1.00

We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Shares granted under share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.

In the years ended March 31, 2012 and 2011, stock options to purchase 0.2 million shares and 0.1 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 11 — Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The 2007 Plan provides that all options granted must have an exercise price of not less than the per share fair market value on the date of grant and that no option may have a term of more than ten years. The Company satisfies stock option exercises and restricted stock awards through the issuance of authorized but unissued shares or treasury shares.

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Statements of Consolidated Income for the three months ended March 31,:

	2012	2011
Stock options and restricted stock awards	$2,276	$2,005
Restricted stock unit awards	343	182
Share-based compensation expense - employees	$2,619	$2,187

Share-based compensation expense - non-employee directors	$131	$75

No tax benefit for share-based compensation was realized during 2012 or 2011 as a result of a valuation allowance against the deferred tax assets.

At March 31, 2012, there was $13.0 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $5.4 million in the last nine months of 2012, $4.9 million in 2013, $2.6 million in 2014 and $0.1 million in 2015 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, we issued 4,992 shares and 1,935 shares in the three months ended March 31, 2012 and 2011, respectively, to non-employee directors.

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

In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité

for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibits GTL from making payments to Gécamines, including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. As a result, as of March 31, 2012 and December 31, 2011, $94.5 million and $92.8 million, respectively, has been deposited with the Court and is recorded as restricted cash on deposit in the Consolidated Balance Sheets. In July 2011, the Jersey Court of Appeal (“Court of Appeal”) released its Judgment in favor of FG Hemisphere. In September 2011, Gécamines lodged its appeal of the decision of the Court of Appeal to the Judicial Committee of the Privy Council. In separate proceedings, Gécamines has raised two additional challenges to the claims of FG Hemisphere: the calculation of interest on the Arbitration Awards and whether or not Gécamines is an organ of the DRC following a restructuring of that company in December 2010. Until the appeal is resolved, and all other matters related to the Arbitration Awards are resolved, additional amounts due from GTL to Gécamines, up to the amount of the Arbitration Awards, will be deposited with the Court as they become due. While there can be no assurances with respect to the final outcome of either matter, the Company believes that, based on the information currently available to it, these matters will not have a material adverse effect upon its financial condition or results of operations.

We have potential contingent liabilities with respect to environmental matters related to our former operations in Brazil. The Company has been informed by the purchaser of the PMG operations of environmental issues at two of the operating locations and a third-party site in Brazil. Environmental-cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. We have reviewed the limited information made available to us on the environmental conditions and are awaiting more detailed information from the purchaser of PMG. We cannot currently evaluate whether or not, or to what extent, it will be responsible for any remediation costs until more detailed information is received.

From time to time, we are subject to various legal and regulatory proceedings, claims and assessments that arise in the normal course of business. The ultimate resolution of such proceedings, claims and assessments is inherently unpredictable and, as a result, our estimates of liability, if any, are subject to change and actual results may materially differ from such estimates. Our estimate of any costs to be incurred as a result of these proceedings, claims and assessments are accrued when the liability is considered probable and the amount can be reasonably estimated. We believe the amount of any potential liability with respect to legal and regulatory proceedings, claims and assessments will not have a material adverse effect upon its financial condition, results of operations, or cash flows.

Note 13 — Reportable Segments
The Company operates and reports its results in four operating segments: Magnetic Technologies, Advanced Materials, Specialty Chemicals and Battery Technologies. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments, including all share-based compensation expense.

The following table reflects the results of our reportable segments:

	Three Months Ended March 31,
	2012	2011
Net Sales
Magnetic Technologies(a)	$190,491	$—
Advanced Materials	132,973	180,080
Specialty Chemicals	105,913	120,583
Battery Technologies	37,032	30,976
Intersegment items	(230)	(294)
	$466,179	$331,345
Operating profit
Magnetic Technologies(a)(b)	$13,903	$—
Advanced Materials	11,111	32,117
Specialty Chemicals (c)	13,521	13,734
Battery Technologies	5,655	2,122
Corporate	(9,754)	(10,213)
	34,436	37,760
Interest expense	(12,212)	(1,422)
Interest income	152	220
Foreign exchange gain (loss)	(5,021)	475
Other expense, net	(291)	(5)
	(17,372)	(732)
Income from continuing operations before income taxes	$17,064	$37,028
Expenditures for property, plant & equipment
Magnetic Technologies(a)	$3,496	$—
Advanced Materials	5,137	1,019
Specialty Chemicals	964	1,402
Battery Technologies	1,221	907
	$10,818	$3,328
Depreciation of property, plant and equipment and amortization of intangibles (d)
Magnetic Technologies(a)	$10,212	$—
Advanced Materials	4,224	5,072
Specialty Chemicals	5,096	5,630
Battery Technologies	2,502	2,485
Corporate	115	122
	$22,149	$13,309

(a)	VAC was acquired on August 2, 2011. Because we acquired VAC in the third quarter of 2011, the table above does not include comparable results for the first quarter of 2011.

(b)	Includes inventory step-up charges of $15.7 million resulting from purchase accounting for the VAC acquisition.

(c)	The three months ended March 31, 2012 includes a $2.9 million property sale gain.

(d)	Excludes amortization of deferred financing fees.

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

On August 2, 2011, we completed the acquisition of the outstanding equity interests in VAC Holding GmbH (“VAC”) for $812.2 million of total consideration. VAC employs approximately 4,500 people, holds over 700 patents, and has principal production facilities in Germany, Slovakia, Finland, China and Malaysia. As a result of the acquisition, we created a new segment named Magnetic Technologies, which consists of VAC.

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

Executive Overview
As discussed above, we completed the acquisition of VAC during the third quarter of 2011. The increase in net sales in the in the first quarter of 2012 compared with the first quarter of 2011 was primarily due to the VAC acquisition and stronger Battery Technologies volumes, partially offset by lower prices for sales of products containing cobalt, copper and other metals within Advanced Materials; and decreased volumes within Specialty Chemicals. Operating profit benefited in the first quarter of 2012 from the VAC acquisition and a $2.9 million property sale gain; however, operating profit was lower than the first quarter of 2011 because of lower cobalt prices and reduced volumes in Advanced Materials and reduced sales in Specialty Chemicals. Operating profit in the first quarter of 2012 includes a $15.7 million inventory step-up charge resulting from purchase accounting for the VAC acquisition.

Consolidated Results of Operations
Consolidated results of operations are set forth below for the three months ended March 31,

	2012		2011
(in thousands & percent of net sales)
Net sales	$466,179		$331,345
Cost of goods sold	353,343		249,307
Gross profit	112,836	24.2%	82,038	24.8%
Selling, general and administrative expenses	78,400	16.8%	44,278	13.4%
Operating profit	34,436	7.4%	37,760	11.4%
Other expense, net	(17,372)		(732)
Income tax expense	(5,080)		(5,746)
Income from continuing operations, net of tax	11,984		31,282
Loss from discontinued operations, net of tax	(136)		(240)
Consolidated net income	11,848		31,042
Net (income) loss attributable to noncontrolling interest	101		(390)
Net income attributable to OM Group, Inc. common stockholders	$11,949		$30,652
Earnings per common share — basic:
Income from continuing operations attributable to OM Group, Inc. common stockholders	$0.38		$1.01
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.01)
Net income attributable to OM Group, Inc. common stockholders	$0.37		$1.00
Earnings per common share — assuming dilution:
Income from continuing operations attributable to OM Group, Inc. common stockholders	$0.38		$1.01
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.01)
Net income attributable to OM Group, Inc. common stockholders	$0.37		$1.00
Weighted average shares outstanding
Basic	31,874		30,526
Assuming dilution	32,032		30,695
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$12,085		$30,892
Loss from discontinued operations, net of tax	(136)		(240)
Net income	$11,949		$30,652

The Company is providing adjusted operating profit and adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution, non-GAAP financial measures that the Company's management believes are important metrics in evaluating the performance of the Company's business. The table below presents a reconciliation of the Company's U.S. GAAP operating profit - as reported to adjusted operating profit and earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution - as reported to adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution. The Company believes that the non-GAAP financial measures presented in the table facilitate a comparative assessment of the Company's operating performance and enhance investors' understanding of the performance of the Company's operations. The non-GAAP financial information set forth in the table below should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

	Three months ended
	March 31, 2012	March 31, 2011
Operating profit - as reported	$34,436	$37,760
Acquisition-related charges	15,728	—
Adjusted operating profit	$50,164	$37,760

Earnings per common share — assuming dilution
Income from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$0.38	$1.01
Acquisition-related charges, net of tax	0.34	—
Adjusted income from continuing operations attributable to OM Group, Inc. common stockholders	$0.72	$1.01

Acquisition-related charges in the three months ended March 31, 2012 represent inventory step-up charges resulting from purchase accounting for the VAC acquisition.
First Quarter of 2012 Compared with First Quarter of 2011
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 :

(In thousands)	Net sales	Operating profit
2011	$331,345	$37,760
Increase in 2012 from:
Magnetic Technologies	190,491	13,903
Advanced Materials	(47,107)	(21,006)
Specialty Chemicals	(14,670)	(213)
Battery Technologies	6,056	3,533
Corporate	—	459
Intersegment items	64	—
2012	$466,179	$34,436
Net sales increased $134.8 million, or 40.7%, primarily due to the VAC acquisition.
Gross profit increased to $112.8 million in the three months ended March 31, 2012, compared with $82.0 million in the three months ended March 31, 2011, primarily due to the gross profit from VAC and higher volumes and favorable pricing in Battery Technologies, partially offset by unfavorable price for cobalt, copper and other metals and higher process-based material costs in Advanced Materials and decreased volume in Specialty Chemicals. Excluding VAC acquisition-related charges of $15.7 million, gross profit as a percentage of net sales was 27.6% in the three months ended March 31, 2012 compared with 24.8% in the three months ended March 31, 2011 due to contribution of higher VAC margins.
Selling, general and administrative expenses (“SG&A”) increased to $78.4 million in the three months ended March 31, 2012 compared with $44.3 million in the three months ended March 31, 2011. The $34.1 million increase was primarily due to $40.9 million of Magnetic Technologies SG&A expenses. Excluding Magnetic Technologies, SG&A as a percentage of net sales excluding VAC was 13.6% in the three months ended March 31, 2012 compared with 13.4% in the three months ended March 31, 2011.

The following table summarizes the components of Other expense, net for the three months ended March 31:

	2012	2011	Change
(In thousands)
Interest expense	$(12,212)	$(1,422)	$(10,790)
Interest income	152	220	(68)
Foreign exchange gain (loss)	(5,021)	475	(5,496)
Other expense, net	(291)	(5)	(286)
	$(17,372)	$(732)	$(16,640)

The increase in interest expense is due to borrowings under the Senior Secured Credit Facility to finance the acquisition of VAC and repay existing indebtedness of the Company under its former revolving credit facility and includes increased amortization of fees associated with the Senior Secured Credit Facility ($1.4 million in the first quarter of 2012 compared with $0.2 million in the first quarter of 2011). The foreign exchange loss in the three months ended March 31, 2012 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. The foreign exchange gain in 2011 was primarily related to the revaluation of non-functional currency cash balances due to changes in exchange rates, primarily the Euro and the Taiwanese Dollar.

We recorded income tax expense of $5.1 million on pre-tax income of $17.1 million for the three months ended March 31, 2012, resulting in an effective income tax rate of 29.8%. For the three months ended March 31, 2011, we recorded income tax expense of $5.7 million on pre-tax income of $37.0 million, resulting in an effective income tax rate of 15.5%.  Excluding discrete items, our effective income tax rates for the three months ended March 31, 2012 and March 31, 2011 were 25.5% and 16.6%, respectively. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The three months ended March 31, 2011 also included a tax holiday in Malaysia that expired on December 31, 2011. The Malaysian tax holiday reduced income tax expense by $1.1 million and increased net income per diluted share by approximately $0.04 in the three months ended March 31, 2011.
Segment Results and Corporate Expenses
First Quarter of 2012 Compared with First Quarter of 2011
Magnetic Technologies

On August 2, 2011, we completed the acquisition of VAC. As a result of the acquisition, we created a new segment named Magnetic Technologies, which consists of VAC. Because we acquired VAC in the third quarter of 2011, the results of operations set forth below do not include comparable results for the first quarter of 2011.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. The spike in rare earth prices that occurred in 2011 benefited Magnetic Technologies profitability in the first quarter of 2012. During the first quarter of 2012, the price of dysprosium and neodymium declined and, as such, the positive impact on profitability from rising rare earth prices is expected to decline in the second quarter of 2012 and be minimal thereafter.

For the three months ended March 31:

	2012	2011
(Millions of dollars)
Net sales	$190.5	n/a

Operating profit	$13.9	n/a

Operating profit includes $15.7 million of charges as a result of purchase accounting related to acquired inventory. $42.3 million of inventory step-up remains at March 31, 2012. See Note 3 in our Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of the purchase accounting charges related to inventory.

Advanced Materials

The primary raw material used by Advanced Materials is unrefined cobalt. The cost of Advanced Materials cobalt raw materials fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The availability of unrefined cobalt is dependent on global market conditions, cobalt prices and the prices of copper and nickel. Also, political and civil instability in supplier countries, variability in supply and worldwide demand have affected and will likely continue to affect the supply and market price of raw materials. We attempt to mitigate changes in availability of raw materials by maintaining adequate inventory levels and long-term supply relationships with a variety of suppliers. The first quarter of 2012 compared with the first quarter of 2011 was negatively impacted by the decrease in the average cobalt price.

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2012	2011
First Quarter	$14.59	$18.38
Second Quarter	n/a	$17.05
Third Quarter	n/a	$16.13
Fourth Quarter	n/a	$14.18
Full Year	n/a	$16.44

The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2012	2011
First Quarter	$3.77	$4.37
Second Quarter	n/a	$4.14
Third Quarter	n/a	$4.08
Fourth Quarter	n/a	$3.40
Full Year	n/a	$4.00

The following table identifies the components of change in net sales and operating profit in the first quarter of 2012 compared with the first quarter of 2011:

(In millions)	Sales	Operating profit
2011	$180.1	$32.1
Increase (decrease) in 2012 from:
Selling price/mix (including cobalt metal resale)	(26.1)	(15.2)
Cobalt volume (including cobalt metal resale)	(11.1)	(1.7)
By-product sales (price and volume)	(9.8)	(6.7)
Foreign currency	—	0.5
Process-based material cost	n/a	(4.4)
Operating expenses	n/a	1.3
Other	(0.1)	5.2
2012	$133.0	$11.1

Unfavorable cobalt price resulted in lower selling price/mix, and unfavorable price and volume for copper and other metals resulted in lower by-product revenues in the first quarter of 2012 compared with the first quarter of 2011.

Decreased operating profit was primarily due to unfavorable price for cobalt, unfavorable by-products sales and higher process-based material costs, principally due to increases in caustic and sulphuric acid.
Specialty Chemicals

During the first quarter of 2012, the Specialty Chemicals segment continued to see soft demand due to economic conditions in Europe and the 2011 Thailand flooding, which severely impacted the global electronics supply chain, including several of our customers.

The following table identifies the components of change in net sales and operating profit in the first quarter of 2012 compared with the first quarter of 2011:

(In millions)	Sales	Operating profit
2011	$120.6	$13.7
Increase (decrease) in 2012 from:
Volume	(13.3)	(5.2)
Selling price/mix	(0.4)	(0.2)
Foreign currency	(1.1)	(0.1)
Other	0.1	5.3
2012	$105.9	$13.5
The sales decrease in the first quarter of 2012 compared with the first quarter of 2011 was primarily due to decreased volume due to decreased demand and the impact of the Thailand flooding.
The operating profit decrease in the first quarter of 2012 compared with the first quarter of 2011 was primarily due to decreased volume, partially offset by a $2.9 million property sale gain included in Other in the table above.

Battery Technologies

The segment is focused on developing new battery chemistries and expanding the markets it serves.
The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At March 31, 2012, backlog was $118.7 million as compared with $122.9 million at December 31, 2011. $33.0 million of the backlog at March 31, 2012 is not expected to be converted into sales during the last nine months of 2012.

The following table identifies the components of change in net sales and operating profit in the first quarter of 2012 compared with the first quarter of 2011:

(In millions)	Sales	Operating profit
2011	$31.0	$2.1
Increase (decrease) in 2011 from:
Volume	7.3	3.1
Price/Mix	(1.3)	1.0
Other	—	(0.5)
2012	$37.0	$5.7

Operating profit in the first quarter of 2012 compared with the first quarter of 2011 benefited from higher volumes and favorable pricing.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation.

Corporate expenses were $9.8 million in the first quarter of 2012 compared with $10.2 million in the first quarter of 2011.
Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by (used for):
Operating activities	$(13.6)	$13.6
Investing activities	(5.7)	(7.4)
Financing activities	(5.7)	(0.2)
Effect of exchange rate changes on cash	2.7	2.6
Net change in cash and cash equivalents	$(22.3)	$8.6

Operating Activities
In the first quarter of 2012, our cash outflow from operating activities was $13.6 million compared with a cash inflow of $13.6 million in the same period of the prior year. This decrease occurred primarily because of lower income and higher working capital balances due primarily to timing of accounts payable payments in the first quarter of 2012 compared with the first quarter of 2011. Our cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for items such as income taxes, pensions and other items impact reported cash flows.

Investing Activities
Net cash used for investing activities in the first quarter of 2012 included capital expenditures of $10.8 million primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund 2012 capital expenditures through cash generated from operations and cash on hand at March 31, 2012.

Financing Activities
Net cash used in financing activities in the first quarter of 2012 included $5.4 million of scheduled debt repayments.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of March 31, 2012, most of our cash and cash equivalents were held outside the United States, primarily in Finland, and most of our cash and cash equivalents were denominated in U.S. dollars. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of its cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of foreign earnings, and external borrowings. We expect our available cash, 2012 operating cash flows and availability under our Senior Secured Credit Facility to be adequate to fund 2012 operating needs and capital expenditures.
Debt and Other Financing Activities
Our Senior Secured Credit Facility includes a $100 million term loan A facility, a $350 million term loan B facility, a €175 million term loan B facility, and a $200 million undrawn revolving credit facility. The term A facility and the revolving credit facility mature on August 2, 2016. The term B facilities mature on August 2, 2017. See Note 5 in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a more complete discussion of the Senior Credit Facility, including interest rates and covenant restrictions.
We believe that cash flow from operations, together with its strong cash position and the availability of funds under the Senior Secured Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.
Contractual Obligations
Since December 31, 2011, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in our Form 10-K for the year ended December 31, 2011.
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

The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of our results of operations to similar businesses. There have been no changes to the critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2011.

Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in market risk exposures from December 31, 2011 to March 31, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Management has excluded VAC from its assessment of the effectiveness of the Company's internal control over financial reporting because VAC was acquired on August 2, 2011. The acquired VAC business has its own set of disclosure controls and processes that remain in place and will continue until such time that the Company has fully integrated the VAC business into its existing control environment. The Company has instituted internal controls related to the acquired business' financial information to provide reasonable assurance as to the reliability of the information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Internal Control over Financial Reporting
Except in connection with the VAC acquisition, there were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended March 31, 2012 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired VAC during the third quarter of 2011, and is integrating VAC into the Company's operations, compliance programs and internal control processes. Consistent with applicable rules and requirements, the Company is excluding and will continue to exclude VAC from management's evaluation of internal controls over financial reporting until such integration is complete.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2012	—	$—	—	$—
February 1 - 29, 2012	8,538	26.64	—	—
March 1 - 31, 2012	—	—	—	—
Total January 1 - March 31, 2012	8,538	$26.64	—	$—

(1)  Consists of shares of common stock of the Company surrendered to the Company by employees to pay required taxes applicable to the vesting of restricted stock, in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company.

Item 6.  Exhibits and Financial Statement Schedules
Exhibits are as follows:

10.1	OM Group, Inc. Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.2
Form of Stock Option Agreement (2012) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.3
Form of Stock Option Agreement (2012 international) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.4
Form of Restricted Stock Agreement (2012 performance-based) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.5
Form of Restricted Stock Unit Agreement (2012 performance-based international) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.6
Form of Restricted Stock Unit Agreement (2012 time-based) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.7
Form of Restricted Stock Unit Agreement (2012 time-based international) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 21, 2012).

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OM GROUP, INC.

Date: May 3, 2012	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)