Form 10-Q
period 2012-06-30
OM GROUP INC
filed 2012-08-09
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
216-781-0083
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 31, 2012 the registrant had 32,371,519 shares of Common Stock, par value $.01 per share, outstanding.
OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$317,560	$292,146
Restricted cash on deposit	99,382	92,813
Accounts receivable, less allowance of $5,062 in 2012 and $4,793 in 2011	226,165	212,152
Inventories	478,195	615,018
Refundable and prepaid income taxes	45,289	42,480
Other current assets	51,628	54,833
Total current assets	1,218,219	1,309,442
Property, plant and equipment, net	474,268	482,313
Goodwill	531,428	544,471
Intangible assets, net	427,511	433,275
Notes receivable from joint venture partner, less allowance of $3,100 in 2012 and 2011	16,015	16,015
Other non-current assets	86,495	84,207
Total assets	$2,753,936	$2,869,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,703	$13,265
Accounts payable	107,883	170,466
Liability related to joint venture partner injunction	99,382	92,813
Accrued income taxes	22,370	19,806
Accrued employee costs	38,301	49,699
Deferred income taxes	7,986	23,449
Other current liabilities	80,431	79,026
Total current liabilities	367,056	448,524
Long-term debt	651,594	663,167
Deferred income taxes	137,565	129,945
Pension liabilities	197,523	204,248
Purchase price of VAC payable to seller	86,513	86,513
Other non-current liabilities	58,864	62,032
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,108,212 shares issued in 2012 and 32,073,642 shares issued in 2011	321	320
Capital in excess of par value	629,336	625,515
Retained earnings	695,394	705,784
Treasury stock (216,695 shares in 2012 and 208,157 shares in 2011, at cost)	(7,681)	(7,427)
Accumulated other comprehensive income (loss)	(106,703)	(93,399)
Total OM Group, Inc. stockholders’ equity	1,210,667	1,230,793
Noncontrolling interests	44,154	44,501
Total equity	1,254,821	1,275,294
Total liabilities and equity	$2,753,936	$2,869,723

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In thousands, except per share data)
Net sales	$436,467	$329,522	$902,646	$660,867
Cost of goods sold	380,312	256,016	733,655	505,323
Gross profit	56,155	73,506	168,991	155,544
Selling, general and administrative expenses	78,318	45,489	156,718	89,767
Operating profit (loss)	(22,163)	28,017	12,273	65,777
Other income (expense):
Interest expense	(11,828)	(1,393)	(24,040)	(2,815)
Interest income	186	467	338	687
Foreign exchange gain (loss)	5,861	(636)	840	(161)
Other, net	(357)	(324)	(648)	(329)
	(6,138)	(1,886)	(23,510)	(2,618)
Income (loss) from continuing operations before income tax (expense) benefit	(28,301)	26,131	(11,237)	63,159
Income tax (expense) benefit	5,544	(330)	464	(6,076)
Income (loss) from continuing operations, net of tax	(22,757)	25,801	(10,773)	57,083
Income (loss) from discontinued operations, net of tax	174	(89)	38	(329)
Consolidated net income (loss)	(22,583)	25,712	(10,735)	56,754
Net (income) loss attributable to noncontrolling interests	244	(1,092)	345	(1,482)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(22,339)	$24,620	$(10,390)	$55,272
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(0.71)	$0.81	$(0.33)	$1.82
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	0.01	—	—	(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(0.70)	$0.81	$(0.33)	$1.81
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(0.71)	$0.80	$(0.33)	$1.81
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	0.01	—	—	(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(0.70)	$0.80	$(0.33)	$1.80
Weighted average shares outstanding
Basic	31,882	30,535	31,878	30,531
Assuming dilution	31,882	30,721	31,878	30,708
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(22,513)	$24,709	$(10,428)	$55,601
Income (loss) from discontinued operations, net of tax	174	(89)	38	(329)
Net income (loss)	$(22,339)	$24,620	$(10,390)	$55,272

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(In thousands)
Consolidated net income (loss)	$(22,583)	$25,712	$(10,735)	$56,754
Foreign currency translation adjustments	(44,208)	6,331	(14,846)	11,295
Reclassification of hedging activities into earnings	(1,488)	(504)	(2,358)	(504)
Tax on reclassification of hedging activities into earnings	365	131	578	131
Unrealized gain (loss) on cash flow hedges	(859)	171	3,805	627
Tax on unrealized gain (loss) on cash flow hedges	237	(34)	(887)	(131)
Pension and post-retirement obligation	202	100	404	200
Net change in accumulated other comprehensive income (loss)	(45,751)	6,195	(13,304)	11,618
Comprehensive income (loss)	(68,334)	31,907	(24,039)	68,372
Comprehensive (income) loss attributable to noncontrolling interests	248	(1,093)	347	(1,486)
Comprehensive income (loss) attributable to OM Group, Inc.	$(68,086)	$30,814	$(23,692)	$66,886

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Six Months Ended June 30,
	2012	2011
(In thousands)
Operating activities
Consolidated net income (loss)	$(10,735)	$56,754
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(38)	329
Depreciation and amortization	44,252	26,901
Amortization of deferred financing fees	2,748	433
Share-based compensation expense	3,821	3,523
Foreign exchange (gain) loss	(840)	161
VAC lower of cost or market ("LCM") charges (includes $31.4 million related to the step-up of inventory recorded as of the acquisition date and an additional LCM charge of $22.3 million)	53,751	—
Other non-cash items	(18,775)	(1,538)
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	(16,305)	(24,124)
Inventories (includes $15.9 million of step-up amortization in 2012)	76,034	(2,198)
Accounts payable	(61,810)	13,747
Other, net	(10,611)	(9,366)
Net cash provided by operating activities	61,492	64,622
Investing activities
Expenditures for property, plant and equipment	(29,127)	(12,445)
Proceeds from sale of property	5,138	—
Cash paid for acquisitions	—	(4,107)
Net cash used for investing activities	(23,989)	(16,552)
Financing activities
Payments on long-term debt	(8,027)	—
Payment related to surrendered shares	(254)	(193)
Proceeds from exercise of stock options	—	157
Net cash used for financing activities	(8,281)	(36)
Effect of exchange rate changes on cash	(3,808)	3,081
Cash and cash equivalents
Increase in cash and cash equivalents	25,414	51,115
Balance at the beginning of the period	292,146	400,597
Balance at the end of the period	$317,560	$451,712
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Total Equity

	Six Months Ended
	June 30
	2012	2011
(In thousands)
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	31,865	30,523
Shares issued under share-based compensation plans	27	21
	31,892	30,544
Common Stock — Dollars
Beginning balance	$320	$307
Shares issued under share-based compensation plans	1	—
	321	307
Capital in Excess of Par Value
Beginning balance	625,515	578,948
Stock option exercises	—	157
Share-based compensation — employees	3,558	3,368
Share-based compensation — non-employee directors	263	155
	629,336	582,628
Retained Earnings
Beginning balance	705,784	667,882
Net income (loss) attributable to OM Group, Inc. common stockholders	(10,390)	55,272
	695,394	723,154
Treasury Stock
Beginning balance	(7,427)	(7,234)
Reacquired shares	(254)	(193)
	(7,681)	(7,427)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(93,399)	(3,119)
Foreign currency translation	(14,846)	11,295
Reclassification of hedging activities into earnings, net of tax	(1,780)	(373)
Unrealized gain on cash flow hedges, net of tax	2,918	496
Pension	404	200
	(106,703)	8,499
Total OM Group Inc. Stockholders’ Equity	1,210,667	1,307,161
Noncontrolling interests
Beginning balance	44,501	39,834
Net income (loss) attributable to the noncontrolling interest	(345)	1,482
Foreign currency translation	(2)	4
	44,154	41,320
Total Equity	$1,254,821	$1,348,481

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and share and per share amounts)

Note 1 — Basis of Presentation
OM Group, Inc. ("OMG", the “Company”, “we”, “our”, “us”) is a diversified specialty chemicals and engineered materials company serving attractive global markets, including mobile energy storage, electronic devices, automotive systems and renewable energy. We develop, produce and distribute innovative, high-quality chemicals, materials, products and technologies that contribute to our customers' success by addressing their complex applications and demanding requirements.

The consolidated financial statements include the accounts of OMG and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. We have a 55% interest in a joint venture (“GTL”) that owns a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture is consolidated because we have a controlling interest in the joint venture. Noncontrolling interest is recorded for the remaining 45% interest.

On August 2, 2011, we completed our acquisition of VAC Holding GmbH (“VAC”). The Magnetic Technologies segment consists of VAC.The financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from the date of acquisition.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2012 and the results of its operations, comprehensive income (loss), cash flows and changes in total equity for the six months ended June 30, 2012 and 2011 have been included. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We intend to consider this guidance in the fourth quarter of 2012 in connection with our annual goodwill impairment testing. This new guidance is not expected to have any impact on our results of operations or financial position.

Note 3 — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Raw materials and supplies	$144,902	$236,336
Work-in-process	194,832	227,139
Finished goods	138,461	151,543
	$478,195	$615,018

As part of the allocation of the purchase price of VAC to the assets acquired and liabilities assumed, we recorded a step-up of inventory to its estimated fair value on the date of acquisition. At June 30, 2012 and December 31, 2011, $8.3 million and $56.4 million, respectively, of the inventory step-up had not been recognized in cost of goods sold and remained within the value of inventory.

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

The following table summarizes the purchase price allocation based on estimated fair values as of the acquisition date (in millions):

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

Rahu
We acquired Rahu on December 22, 2011. We previously had a license and supply agreement with Rahu. The purchase price included a $39.1 million cash payment and contingent consideration of up to an additional €20.0 million ($25.2 million at June 30, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. The preliminary estimated fair value of the contingent consideration, as of the acquisition date, based upon management's forecasted volumes, was $11.5 million. Subsequent to the date of acquisition, the estimated fair value of the liability for contingent consideration increased to $11.8 million as of June 30, 2012, as a result of accretion expense (included in interest expense in the Unaudited Condensed Statement of Consolidated Operations) for the passage of time, partially offset by changes in the exchange rate. As of June 30, 2012, no contingent consideration payments have been made. Refer to Note 7 — Fair Value Disclosures for further discussion regarding the contingent consideration.

The preliminary purchase price allocation, based on estimated fair values as of the acquisition date, was $27.2 million of intangible assets, $6.9 million of deferred income tax liabilities and $30.3 million of goodwill. The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. The final allocation is expected to be completed no later than 12 months after the acquisition date.

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

We have the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.5%, (ii) Bank of America's prime rate or (iii) LIBOR plus 1%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%. The LIBOR rates under the Term B Loan Facility are subject to a floor of 1.5%. At June 30, 2012, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.66%.

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

The main financial covenants in the Senior Secured Credit Facility, and the Company's position at June 30, 2012 with respect to those covenants, are as follows:

•
Limitation on capital expenditures in any fiscal year with expenditures compared quarterly on a year-to-date basis to an annual cap set forth in the Senior Secured Credit Facility. The annual limit for the fiscal year ending December 31, 2012 is $120 million, plus an additional $10.0 million carried over from 2011. Capital expenditures for the six months ended June 30, 2012 were $29.1 million.

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

•
Measurement of the ratio of the amount of Covenant EBITDA to the Company's cash interest expense (the “Consolidated Interest Coverage Ratio”), which must be met quarterly for each trailing four-consecutive-quarter period.

	Amount permitted at				Amount at
Covenant Ratio	June 30, 2012				June 30, 2012

Consolidated Leverage Ratio	Less than	3.35	to	1.00	2.87	to	1.00

Consolidated Interest Coverage Ratio	More than	4.25	to	1.00	5.63	to	1.00

As of June 30, 2012, the Company was in compliance with all of the covenants under the Senior Secured Credit Facility.

Note 6 — Derivative Instruments
Foreign Currency Exchange Rate Risk
The functional currency for our Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it has some Euro-denominated operating expenses. From time to time, we enter into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. We had Euro forward contracts with notional values that totaled 45.0 million Euros at June 30, 2012 with maturities ranging up to 6 months. As of June 30, 2012, AOCI(L) included a cumulative loss related to these contracts of $2.7 million, all of which is expected to be reclassified to earnings within the next twelve months. We designated these derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses. There was no hedge ineffectiveness in the six months ended June 30, 2012 for these hedges. At June 30, 2012, we had a liability of $3.6 million recorded on the Unaudited Condensed Consolidated Balance Sheet in other current liabilities related to these Euro forward contracts. We had no Euro forward contracts at June 30, 2011.

Interest Rate Risk
We use interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require us to pay a fixed interest rate and receive a variable interest rate. The Company’s interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. We had interest rate swaps with notional values that totaled $198.5 million and $30.0 million at June 30, 2012 and 2011, respectively. The outstanding contracts as of June 30, 2012 had maturities ranging up to 6 months. As of June 30, 2012, AOCI(L) included a cumulative loss of $0.2 million related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months. There was no hedge ineffectiveness in the six months ended June 30, 2012 or 2011 for these hedges. At June 30, 2012 and 2011, we had a liability of $0.2 million and $0.3 million, respectively, recorded on the Unaudited Condensed Consolidated balance sheet in other current liabilities related to these interest rate swaps.

Note 7 — Fair Value Disclosures
The following table shows our liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward (Euro)	$3,563	$—	$3,563	$—
Interest rate swap agreements	221	—	221	—
Contingent consideration payable	11,787	$—	—	11,787
Total	$15,571	$—	$3,784	$11,787

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

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent consideration
Fair Value at	December 31, 2011	$14,104
Change in estimate		(2,737)
Accretion expense		648
Foreign exchange		(228)
Fair Value at	June 30, 2012	$11,787

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($25.2 million at June 30, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration liability using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the liability.

During the six months ended June 30, 2012, the estimate of the contingent consideration liability decreased by $2.7 million as we revised the purchase price allocation reflecting information known as of the acquisition date. This adjustment, and any other adjustments arising out of the finalization of the purchase price allocation, will not impact cash flows. The final allocation is expected to be completed no later than 12 months after the acquisition date. The liability for contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt and the current portion of long-term debt had a carrying value of $662.3 million and a fair value of $658.6 million at June 30, 2012, respectively, based on quoted market prices which are Level 1 inputs. Derivative instruments are recorded at fair value as indicated above.

Note 8 — Income Taxes

Income (loss) from continuing operations before income tax (expense) benefit consists of the following for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
United States	$(2,249)	$(3,530)	$(3,316)	$(5,414)
Outside the United States	(26,052)	29,661	(7,921)	68,573
Income (loss) from continuing operations before income tax (expense) benefit	$(28,301)	$26,131	$(11,237)	$63,159

Effective income tax rate	19.6%	1.3%	4.1%	9.6%

Our effective income tax rates are impacted by the charges related to the VAC inventory purchase accounting step-up and LCM charges ($53.9 million and $69.6 million for the three and six months ended June 30, 2012, respectively). Excluding the impact of these charges, the effective income tax rate for the three and six months ended June 30, 2012 would have been 27.8% and 29.2%, respectively.

Our effective income tax rates for the three and six months ended June 30, 2012 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan), a tax efficient financing structure and the effect of foreign currency translation, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three and six months ended June 30, 2012, there is no U.S. tax expense related to the planned repatriation of foreign earnings due to utilization of foreign tax credits and U.S. losses.

Our effective income tax rates for the three and six months ended June 30, 2011 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland, Malaysia and Taiwan), a tax efficient financing structure and the effect of foreign currency translation, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. Our effective income tax rate for the three and six months ended June 30, 2011 was also favorably impacted by a “tax holiday” from income taxes in Malaysia that expired December 31, 2011. This arrangement reduced income tax expense by $0.7 million and $1.9 million and increased net income per diluted share by approximately $0.02 and $0.06 in the three and six months ended June 30, 2011. In the three and six months ended June 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings due to utilization of foreign tax credits and U.S. losses.

As of June 30, 2012, we had a receivable of $37.6 million (included in Refundable and prepaid income taxes on the Consolidated Balance Sheets) related to amending our U.S. tax returns. The Company expects to receive this refund in 2012.

Note 9 — Defined Benefit Plans
At June 30, 2012 and December 31, 2011, we had pension liabilities of $206.0 million and $212.5 million, respectively, the majority of which were assumed in the VAC and EaglePicher Technologies acquisitions.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$258	$267	$544	$535
Interest cost	2,762	2,697	5,056	5,396
Amortization of unrecognized net loss	218	97	419	195
Expected return on plan assets	(2,623)	(2,575)	(5,236)	(5,148)
Total expense	$615	$486	$783	$978

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$939	n/a	$1,899	n/a
Interest cost	1,855	n/a	3,750	n/a
Total expense	$2,794	n/a	$5,649	n/a

Note 10 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders	$(22,513)	$24,709	$(10,428)	$55,601

Weighted average shares outstanding — basic	31,882	30,535	31,878	30,531
Dilutive effect of stock options and restricted stock	—	186	—	177
Weighted average shares outstanding — assuming dilution	31,882	30,721	31,878	30,708
Earnings per common share:
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — basic	$(0.71)	$0.81	$(0.33)	$1.82
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — assuming dilution	$(0.71)	$0.80	$(0.33)	$1.81

The following table sets forth the computation of basic and diluted net income per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(22,339)	$24,620	$(10,390)	$55,272

Weighted average shares outstanding — basic	31,882	30,535	31,878	30,531
Dilutive effect of stock options and restricted stock	—	186	—	177
Weighted average shares outstanding — assuming dilution	31,882	30,721	31,878	30,708
Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common stockholders — basic	$(0.70)	$0.81	$(0.33)	$1.81
Net income (loss) attributable to OM Group, Inc. common stockholders — assuming dilution	$(0.70)	$0.80	$(0.33)	$1.80

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

As we had a loss from continuing operations in the three and six months ended June 30, 2012, the effect of including dilutive securities in the earnings per share calculation would have been antidilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common stockholders assuming dilution and net loss attributable to OM Group, Inc. common stockholders assuming dilution for the three and six months ended June 30, 2012. In the three and six months ended June 30, 2011, stock options to purchase 0.1 million shares and 0.1 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 11 — Share-Based Compensation
On May 8, 2007, the stockholders of the Company approved the 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The 2007 Plan provides that all options granted must have an exercise price of not less than the per share fair market value on the date of grant and that no option may have a term of more than ten years. The Company satisfies stock option exercises and restricted stock awards through the issuance of authorized but unissued treasury shares.

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Statements of Consolidated Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options and restricted stock awards	$1,282	$1,363	$3,558	3,368
Restricted stock unit awards - cash settled	(232)	148	111	330
Share-based compensation expense - employees	$1,050	$1,511	$3,669	$3,698

Share-based compensation expense - non-employee directors	$132	$80	263	155

No tax benefit for share-based compensation was realized during the three and six months ended June 30, 2012 or 2011 as a result of a valuation allowance against the deferred tax assets.

At June 30, 2012, there was $10.6 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $3.2 million in the last six months of 2012, $4.7 million in 2013, $2.5 million in 2014 and $0.1 million in 2015 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, we issued 4,711 shares and 9,703 shares in the three and six months ended June 30, 2012, respectively, and 2,050 shares and 3,985 shares in the three and six months ended June 30, 2011, respectively, to non-employee directors.

Note 12 — Commitments and Contingencies
In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibits GTL from making payments to Gécamines, including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In

November 2010, the Royal Court of Jersey (the “Court”) released its Final Judgment in favor of FG Hemisphere for the full amount of the Arbitration Awards. The Court rejected Gécamines’ argument that it was not an organ of the DRC and rejected GTL’s various arguments, including that the Court did not have jurisdiction to seize monies to be paid to Gécamines under the Long Term Slag Sales Agreement between GTL and Gécamines on the basis that such monies are not held in Jersey. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court requires that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. As a result, as of June 30, 2012 and December 31, 2011, $99.4 million and $92.8 million, respectively, have been deposited with the Court and is recorded as restricted cash on deposit in the Consolidated Balance Sheets. In July 2011, the Jersey Court of Appeal (“Court of Appeal”) released its Judgment in favor of FG Hemisphere. In September 2011, Gécamines lodged its appeal of the decision of the Court of Appeal to the Judicial Committee of the Privy Council. On July 17, 2012, the Judicial Committee of the Privy Council concluded that the Royal Court of Jersey and the Court of Appeals erred in concluding that Gécamines was an organ of the DRC.  Accordingly, the injunction obtained by FG Hemisphere prohibiting payments from GTL to Gécamines is expected to be released.

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

We have potential contingent liabilities with respect to environmental matters related to our former operations in Brazil and Germany. The Company has been informed by the purchaser of the PMG operations of environmental issues at two of the operating locations and a third-party site in Brazil and an operating location in Germany. Environmental-cost sharing arrangements are in place between the original owner and operator of those PMG operations, the Company and the subsequent purchaser of the PMG operations. We have reviewed the limited information made available to us on the environmental conditions and are awaiting more detailed information from the purchaser of PMG. We cannot currently evaluate whether or not, or to what extent, we will be responsible for any remediation costs until more detailed information is received.

From time to time, we are subject to various legal and regulatory proceedings, claims and assessments that arise in the normal course of business. The ultimate resolution of such proceedings, claims and assessments is inherently unpredictable and, as a result, our estimates of liability, if any, are subject to change and actual results may materially differ from such estimates. Our estimate of any costs to be incurred as a result of these proceedings, claims and assessments are accrued when the liability is considered probable and the amount can be reasonably estimated. We believe the amount of any potential liability with respect to legal and regulatory proceedings, claims and assessments will not have a material adverse effect upon our financial condition, results of operations, or cash flows.

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

The following table reflects the results of our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Magnetic Technologies(a)	$168,024	$—	$358,515	$—
Advanced Materials	124,261	165,206	257,234	345,286
Specialty Chemicals	109,214	128,749	215,127	249,332
Battery Technologies	35,205	35,843	72,237	66,819
Intersegment items	(237)	(276)	(467)	(570)
	$436,467	$329,522	$902,646	$660,867
Operating profit (loss)
Magnetic Technologies (a)(b)	$(30,146)	$—	$(16,243)	$—
Advanced Materials	923	16,864	12,034	48,981
Specialty Chemicals (c)	10,696	17,858	24,217	31,592
Battery Technologies	6,063	6,703	11,718	8,825
Corporate (e)	(9,699)	(13,408)	(19,453)	(23,621)
	(22,163)	28,017	12,273	65,777
Interest expense	(11,828)	(1,393)	(24,040)	(2,815)
Interest income	186	467	338	687
Foreign exchange gain (loss)	5,861	(636)	840	(161)
Other expense, net	(357)	(324)	(648)	(329)
	(6,138)	(1,886)	(23,510)	(2,618)
Income (loss) from continuing operations before income tax (expense) benefit	$(28,301)	$26,131	$(11,237)	$63,159
Expenditures for property, plant & equipment
Magnetic Technologies (a)	$6,499	$—	$9,995	$—
Advanced Materials	8,560	4,146	13,697	5,165
Specialty Chemicals	2,248	3,600	3,212	5,002
Battery Technologies	1,002	1,371	2,223	2,278
	$18,309	$9,117	$29,127	$12,445
Depreciation of property, plant and equipment and amortization of intangibles (d)
Magnetic Technologies (a)	$10,010	$—	$20,222	$—
Advanced Materials	4,271	5,151	8,495	10,223
Specialty Chemicals	5,166	5,790	10,262	11,420
Battery Technologies	2,509	2,503	5,011	4,988
Corporate	147	148	262	270
	$22,103	$13,592	$44,252	$26,901

(a)	VAC was acquired on August 2, 2011. Because we acquired VAC in the third quarter of 2011, the table above does not include comparable results for the three and six months ended June 30, 2011.

(b)
Includes $53.9 million and $69.6 million in the three and six months ended June 30, 2012, respectively, of charges related to the VAC inventory purchase accounting step-up and LCM charges. See further discussion of the charges related to inventory below.

(c)	The six months ended June 30, 2012 includes a $2.9 million property sale gain.

(d)	Excludes amortization of deferred financing fees.

(e)	Includes $4.0 million of acquisition-related fees related to VAC in the three and six months ended June 30, 2011.

As part of the allocation of the purchase price of VAC to the assets acquired and liabilities assumed, we recorded a step-up of inventory to its estimated fair value on the date of acquisition. The three and six months ended June 30, 2012 include the following charges related to Magnetic Technologies inventory (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Charges related to the step-up of inventory that was recorded as of the acquisition date:
LCM charge	$26,703	$—	$31,404	$—
Step-up amortization	4,842	—	15,868	—
	31,545	—	47,273	—
Additional LCM charge	22,347	—	22,347	—
Total VAC inventory purchase accounting step-up and LCM charges	$53,891	$—	$69,620	$—

The inventory purchase accounting step-up and LCM charges were a direct result of acquisition accounting and the spike in rare earth prices that occurred in 2011 and the subsequent decline in prices since that time. These charges had no impact on the cash balances of the Company and did not impact its liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

General
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a diversified specialty chemicals and engineered materials company serving attractive global markets. We develop, produce and distribute innovative, high-quality chemicals, materials, products and technologies that contribute to our customers' success by addressing their complex applications and demanding requirements. Our strategy is to grow through product innovation, new market and customer development, and synergistic acquisitions, and to optimize our results through operational excellence and financial discipline. Our objective is to deliver sustainable, profitable growth and create long-term shareholder value.

On August 2, 2011, we completed the acquisition of the outstanding equity interests in VAC Holding GmbH (“VAC”) for $812.2 million of total consideration. As a result of the acquisition, we created a new segment named Magnetic Technologies, which consists of VAC.

The Company operates in four business platforms, each of which is a reported segment.
Magnetic Technologies segment
The Magnetic Technologies segment is engaged in the development, manufacturing and distribution of industrial-use magnetic products and systems for automotive, industrial, electrical and electronic engineering and renewable energy end markets.

Advanced Materials segment
The Advanced Materials segment manufactures inorganic products using unrefined cobalt and other metals for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. The Company has a 55% interest in a joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited ("GTL")) that owns a smelter in the Democratic Republic of Congo (the “DRC”). The Company's partners in GTL are Groupe George Forrest (25% interest) and La Générale des Carrières et des Mines (“Gécamines”) (20% interest). GTL is consolidated in the Company's financial statements because the Company has a controlling interest in the joint venture. The GTL smelter is a primary source of the Company's cobalt raw material.
Specialty Chemicals segment
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic and industrial applications and photomasks used by customers to produce semiconductors and related products.
Battery Technologies segment
The Battery Technologies segment provides advanced batteries, battery management systems, battery-related research and energetic devices for defense, aerospace and medical markets.

Executive Overview
As discussed above, we completed the acquisition of VAC during the third quarter of 2011. The increase in net sales in the second quarter, and first six months of 2012, compared with the comparable prior year periods, was primarily due to the VAC acquisition, partially offset by lower prices for sales of products containing cobalt, copper and other metals within Advanced Materials and decreased volumes within Specialty Chemicals. The three and six months ended June 30, 2012 includes the following charges related to Magnetic Technologies inventory (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Charges related to the step-up of inventory that was recorded as of the acquisition date:
LCM charge	$26,703	$—	$31,404	$—
Step-up amortization	4,842	—	15,868	—
	31,545	—	47,272	—
Additional LCM charge	22,347	—	22,347	—
	$53,892	$—	$69,619	—

The inventory purchase accounting step-up and LCM charges were a direct result of acquisition accounting and the spike in rare earth prices that occurred in 2011 and the subsequent decline in prices since that time. These charges had no impact on the cash balances of the Company and did not impact its liquidity.

Excluding Magnetic Technologies, operating profit (loss) in both the second quarter and the first six months of 2012 was lower than the comparable prior year period, primarily due to lower cobalt prices in Advanced Materials and reduced volume in Specialty Chemicals.

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(in thousands & percent of net sales)
Net sales	$436,467		$329,522		$902,646		$660,867
Cost of goods sold	380,312		256,016		733,655		505,323
Gross profit	56,155	12.9%	73,506	22.3%	168,991	18.7%	155,544	23.5%
Selling, general and administrative expenses	78,318	17.9%	45,489	13.8%	156,718	17.4%	89,767	13.6%
Operating profit (loss)	(22,163)	(5.1)%	28,017	8.5%	12,273	1.4%	65,777	10.0%

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(0.71)		$0.80		$(0.33)		$1.81
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	0.01		—		—		(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(0.70)		$0.80		$(0.33)		$1.80

In order to assist readers of our financial statements in understanding the operating results that the Company's management uses to evaluate the business, we are providing adjusted operating profit and adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution, both of which are non-U.S. GAAP financial measures. The Company's management believes that these are important metrics in evaluating the performance of the Company's business and in providing a baseline for evaluating and comparing our operating results. Adjusted operating profit and adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution are important in illustrating what our operating results would have been had we not incurred these inventory charges resulting from purchase accounting for the VAC acquisition and an LCM charge in 2012 and acquisition-related fees in 2011 and facilitate a comparative assessment of the Company's operating performance and enhance investors' understanding of the performance of the Company's operations.

The table below presents a reconciliation of the Company's U.S. GAAP operating profit - as reported to adjusted operating profit and earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution - as reported to adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution. The non-U.S. GAAP financial information set forth in the table below should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating profit (loss) - as reported	$(22,163)	$28,017	$12,273	$65,777
Total VAC inventory purchase accounting step-up and LCM charges	53,891	—	69,620	—
Acquisition-related fees	—	4,000	—	4,000
Adjusted operating profit	$31,728	$32,017	$81,893	$69,777

Earnings per common share — assuming dilution
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$(0.71)	$0.80	$(0.33)	$1.81
VAC inventory purchase accounting step-up and LCM charges, net of tax	1.30	—	1.63	—
Acquisition-related fees	—	0.13	—	0.13
Other discrete tax items, net	—	(0.06)	—	(0.06)
Adjusted income from continuing operations attributable to OM Group, Inc. common stockholders	$0.59	$0.87	$1.30	$1.88

VAC inventory purchase accounting step-up and LCM charges in the three and six months ended June 30, 2012 represent charges resulting from purchase accounting for the VAC acquisition and an LCM charge.These charges were a direct result of acquisition accounting and the rare earth price decline from the spike in rare earth prices that occurred since the acquisition of VAC in 2011 and had no impact on the cash balances of the Company and did not impact its liquidity. See Note 13 in our Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of the charges related to inventory.

Second Quarter of 2012 Compared With Second Quarter of 2011

The following table identifies, by segment, the components of change in net sales, operating profit (loss) as reported and adjusted operating profit for the three months ended June 30, 2012 compared with the three months ended June 30, 2011:

(In thousands)	Net sales	Operating profit (loss) - as reported	Adjusted operating profit
2011	$329,522	$28,017	$32,017
Changes in 2012 from:
Magnetic Technologies	168,024	(30,146)	23,746
Advanced Materials	(40,945)	(15,941)	(15,941)
Specialty Chemicals	(19,535)	(7,162)	(7,162)
Battery Technologies	(638)	(640)	(640)
Corporate	—	3,709	(292)
Intersegment items	39	—	—
2012	$436,467	$(22,163)	$31,728

VAC was acquired on August 2, 2011. Because we acquired VAC in the third quarter of 2011, the table above does not include VAC results for the three months ended June 30, 2011.
Net sales increased $106.9 million, or 32.5%, primarily due to the VAC acquisition partially offset by lower prices for sales of products containing cobalt, copper and other metals within Advanced Materials; and decreased volumes within Specialty Chemicals.
Gross profit decreased to $56.2 million in the three months ended June 30, 2012, compared with $73.5 million in the three months ended June 30, 2011, primarily due to unfavorable price for cobalt, copper and other metals; higher process-based material costs in Advanced Materials; and decreased volume in Specialty Chemicals. Excluding the VAC inventory purchase accounting step-up and LCM charges, gross profit as a percentage of net sales was 25.2% in the three months ended June 30, 2012 compared with 22.3% in the three months ended June 30, 2011 due to the contribution of higher VAC margins.
Selling, general and administrative expenses (“SG&A”) increased to $78.3 million in the three months ended June 30, 2012 compared with $45.5 million in the three months ended June 30, 2011. The $32.8 million increase was primarily due to the acquisition of VAC offset by $4.0 million in fees related to the VAC acquisition in the second quarter of 2011.
The following table summarizes the components of Other expense, net for the three months ended June 30:

	2012	2011	Change
(In thousands)
Interest expense	$(11,828)	$(1,393)	$(10,435)
Interest income	186	467	(281)
Foreign exchange gain (loss)	5,861	(636)	6,497
Other expense, net	(357)	(324)	(33)
	$(6,138)	$(1,886)	$(4,252)

The increase in interest expense is due to borrowings under the Senior Secured Credit Facility in connection with the acquisition of VAC. The foreign exchange gain in the three months ended June 30, 2012 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances.

We recorded an income tax benefit of $5.5 million on a pre-tax loss of $28.3 million for the three months ended June 30, 2012, resulting in an effective income tax rate of 19.6%. For the three months ended June 30, 2011, we recorded income tax expense of $0.3 million on pre-tax income of $26.1 million, resulting in an effective income tax rate of 1.3%.  Excluding discrete items, our effective income tax rates for the three months ended June 30, 2011 was 9%. The 2012 effective income tax rate is affected by the charges related to the VAC inventory purchase accounting step-up and LCM charges ($53.9 million for the three months ended June 30, 2012). Excluding the impact of these charges, the effective income tax rate for the three months ended June 30, 2012 would have been 27.8%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The three months ended June 30, 2011 also included a tax holiday in Malaysia that expired on December 31, 2011. The Malaysian tax holiday reduced income tax expense by $0.7 million and increased net income per diluted share by approximately $0.02 in the three months ended June 30, 2011.

Six Months Ended June 30, 2012 compared with the Six Months Ended June 30, 2011

The following table identifies, by segment, the components of change in net sales, operating profit as reported and adjusted operating profit for the six months ended June 30, 2012 compared with the six months ended June 30, 2011:

(In thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2011	$660,867	$65,777	$69,777
Changes in 2012 from:
Magnetic Technologies	358,515	(16,243)	53,377
Advanced Materials	(88,052)	(36,947)	(36,947)
Specialty Chemicals	(34,205)	(7,375)	(7,375)
Battery Technologies	5,418	2,893	2,893
Corporate	—	4,168	168
Intersegment items	103	—	—
2012	$902,646	$12,273	$81,893

VAC was acquired on August 2, 2011. Because we acquired VAC in the third quarter of 2011, the table above does not include VAC results for the six months ended June 30, 2011.
Net sales increased $241.8 million, or 36.6%, primarily due to the VAC acquisition partially offset by lower prices for sales of products containing cobalt, copper and other metals within Advanced Materials; and decreased volumes within Specialty Chemicals.
Gross profit increased to $169.0 million in the six months ended June 30, 2012, compared with $155.5 million in the six months ended June 30, 2011, primarily due to the gross profit from VAC and higher volumes and favorable mix in Battery Technologies, partially offset by unfavorable price for cobalt, copper and other metals, higher process-based material costs in Advanced Materials and decreased volume in Specialty Chemicals. Excluding VAC inventory purchase accounting step-up and LCM charges of $69.6 million, gross profit as a percentage of net sales was 26.4% in the six months ended June 30, 2012 compared with 23.5% in the six months ended June 30, 2011 due to the contribution of higher VAC margins.
Selling, general and administrative expenses (“SG&A”) increased to $156.7 million in the six months ended June 30, 2012 compared with $89.8 million in the six months ended June 30, 2011. The $67.0 million increase was primarily due to $79.0 million of Magnetic Technologies SG&A expenses offset by a $2.9 million property sale gain in the six months ended June 30, 2012. In addition, the six months ended June 30, 2011 include $4.0 million in fees related to the VAC acquisition partially offset by a $1.2 million insurance recovery.
The following table summarizes the components of Other expense, net for the six months ended June 30:

	2012	2011	Change
(In thousands)
Interest expense	$(24,040)	$(2,815)	$(21,225)
Interest income	338	687	(349)
Foreign exchange gain (loss)	840	(161)	1,001
Other expense, net	(648)	(329)	(319)
	$(23,510)	$(2,618)	$(20,892)

The increase in interest expense is due to borrowings under the Senior Secured Credit Facility in connection with the acquisition of VAC.

We recorded an income tax benefit of $0.5 million on a pre-tax loss of $11.2 million for the six months ended June 30, 2012, resulting in an effective income tax rate of 4.1%. For the six months ended June 30, 2011, we recorded income tax expense of $6.1 million on pre-tax income of $63.2 million, resulting in an effective income tax rate of 9.6%.  Excluding discrete items, our effective income tax rates for the six months ended June 30, 2012 and June 30, 2011 were 10.5% and 12.8%, respectively. The 2012 effective income tax rate is affected by the charges related to the VAC inventory purchase accounting step-up and LCM charges ($69.6 million for the six months ended June 30, 2012). Excluding the impact of these charges, the effective income tax rate for the six months ended June 30, 2012 would have been 29.2%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The six months ended June 30, 2011 also included a tax holiday in Malaysia that expired on December 31, 2011. The Malaysian tax holiday reduced income tax expense by $1.9 million and increased net income per diluted share by approximately $0.06 in the six months ended June 30, 2011.
Segment Results and Corporate Expenses
Magnetic Technologies

On August 2, 2011, we completed the acquisition of VAC. As a result of the acquisition, we created a new segment named Magnetic Technologies, which consists of VAC. Because we acquired VAC in the third quarter of 2011, the results of operations set forth below do not include comparable results for the three and six months ended June 30, 2011.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium.

The following table identifies net sales, operating profit (loss) as reported and adjusted operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Millions of dollars)
Net sales	$168.0	n/a	$358.5	n/a

Operating loss - as reported	$(30.1)	n/a	$(16.2)	n/a
Total VAC inventory purchase accounting step-up and LCM charges	53.9	n/a	69.6	n/a
Adjusted operating profit	$23.8	n/a	$53.4	n/a

Operating loss includes $53.9 million and $69.6 million in the three and six months ended June 30, 2012, respectively, of charges related to the VAC inventory purchase accounting step-up and LCM charges and had no impact on the cash balances of the Company and did not impact its liquidity. See Note 13 in our Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of the charges related to inventory.

Advanced Materials

The cost of cobalt raw material fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The availability and price of unrefined cobalt is dependent on global market conditions, cobalt reference prices, the prices of copper and nickel and other factors such as instability in supplier countries. We attempt to mitigate changes in availability of raw materials by maintaining adequate inventory levels and supply relationships with a variety of suppliers. The segment's financial results for the three and six months ended June 30, 2012 were negatively impacted by the cobalt price.

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2012	2011
First Quarter	$14.59	$18.38
Second Quarter	$14.24	$17.05
Third Quarter	n/a	$16.13
Fourth Quarter	n/a	$14.18
Full Year	n/a	$16.44

The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2012	2011
First Quarter	$3.77	$4.37
Second Quarter	$3.57	$4.14
Third Quarter	n/a	$4.08
Fourth Quarter	n/a	$3.40
Full Year	n/a	$4.00

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Sales	Operating profit	Sales	Operating profit
2011	$165.2	$16.9	$345.3	$49.0
Increase (decrease) in 2012 from:
Selling price/mix (including cobalt metal resale)	(39.5)	(21.0)	(64.0)	(36.7)
Cobalt volume (including cobalt metal resale)	8.5	1.0	(4.2)	(0.2)
By-product sales (price and volume)	(9.9)	(4.1)	(19.7)	(10.8)
Foreign currency	0.1	2.5	—	2.6
Process-based material cost	n/a	(2.6)	n/a	(7.0)
Operating expenses	n/a	5.1	n/a	8.6
Other	(0.1)	3.1	(0.2)	6.5
2012	$124.3	$0.9	$257.2	$12.0

Unfavorable cobalt price resulted in lower selling price/mix and unfavorable price and volume for copper and other metals resulted in lower by-product revenues in the three and six months ended June 30, 2012 compared with the comparable 2011 periods. The three months ended June 30, 2012, benefited from increased cobalt volume.

Decreased operating profit in the three and six months ended June 30, 2012 was primarily due to unfavorable cobalt price fundamentals, unfavorable by-products sales and higher process-based material costs, principally caustic and sulphuric acid.
Specialty Chemicals

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Sales	Operating profit	Sales	Operating profit
2011	$128.7	$17.9	$249.3	$31.6
Increase (decrease) in 2012 from:
Volume	(12.9)	(5.3)	(26.2)	(10.7)
Selling price/mix	(2.9)	(1.7)	(3.5)	(2.2)
Foreign currency	(3.4)	(0.4)	(4.3)	(0.3)
Other	(0.3)	0.2	(0.2)	5.8
2012	$109.2	$10.7	$215.1	$24.2
The sales decrease in the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011 was primarily due to decreased volume due to soft demand in certain key end markets due to general economic conditions in Europe and the impact of the Thailand flooding in the six months ended June 30, 2012.
The operating profit decrease in the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011 was primarily due to decreased volume, partially offset by a $2.9 million property sale gain included in Other in the table above in the six months ended June 30, 2012.

Battery Technologies

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At June 30, 2012, backlog was $106.2 million as compared with $122.9 million at December 31, 2011. $66.1 million of the backlog at June 30, 2012 is expected to be converted into sales during the last six months of 2012.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Sales	Operating profit	Sales	Operating profit
2011	$35.8	$6.7	$66.8	$8.8
Increase (decrease) in 2012 from:
Volume	(0.6)	(0.2)	5.4	2.1
Price/Mix	—	2.6	—	4.6
Other	—	(3.0)	—	(3.8)
2012	$35.2	$6.1	$72.2	$11.7

Operating profit in the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011 benefited from higher volumes and favorable mix. Other in the table above includes lower income from sales of recycled material of $2.0 million and $2.1 million in three and six months ended June 30, 2012, respectively, compared with the comparable prior year periods.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation expense.

Corporate expenses were $9.7 million in the second quarter of 2012 compared with $13.4 million in the second quarter of 2011. The second quarter of 2011 included $4.0 million in fees related to the VAC acquisition.

Corporate expenses were $19.5 million in the six months ended June 30, 2012 compared with $23.6 million in the six months ended June 30, 2011. The first six months of 2011 included $4.0 million in fees related to the VAC acquisition and increased employee compensation expense, partially offset by a $1.2 million insurance recovery related to environmental remediation at the Company's closed manufacturing site in Newark, New Jersey.

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by (used for):
Operating activities	$61.5	$64.6
Investing activities	(24.0)	(16.6)
Financing activities	(8.3)	—
Effect of exchange rate changes on cash	(3.8)	3.1
Net change in cash and cash equivalents	$25.4	$51.1

Operating Activities
In the six months ended June 30, 2012, our cash inflow from operating activities was comparable to the same period of the prior year. In the six months ended June 30, 2012, the $69.6 million charge as a result of purchase accounting related to acquired inventory and an LCM charge resulted in reduced income but had no impact on the cash balances of the Company and did not impact its liquidity. See Note 13 in our Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of the charges related to inventory. Our cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for items such as income taxes, pensions and other items impact reported cash flows.

Investing Activities
Net cash used for investing activities in the six months ended June 30, 2012 included capital expenditures of $29.1 million primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund 2012 capital expenditures through cash generated from operations and cash on hand at June 30, 2012.

Financing Activities
Net cash used in financing activities in the six months ended June 30, 2012 included $8.0 million of scheduled debt repayments.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of June 30, 2012, most of our cash and cash equivalents were held outside the United States, primarily in Finland, and most of our cash and cash equivalents were denominated in U.S. dollars. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of foreign earnings, and external borrowings. We expect our available cash, 2012 operating cash flows and availability under our Senior Secured Credit Facility to be adequate to fund 2012 operating needs and capital expenditures.
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
We believe that cash flow from operations, together with our strong cash position and the availability of funds under the Senior Secured Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in market risk exposures from December 31, 2011 to June 30, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

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
Internal Control over Financial Reporting
Except in connection with the VAC acquisition, there were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the six months ended June 30, 2012 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired VAC during the third quarter of 2011, and is integrating VAC into the Company's operations, compliance programs and internal control processes. Consistent with applicable rules and requirements, the Company is excluding and will continue to exclude VAC from management's evaluation of internal controls over financial reporting until such integration is complete.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits and Financial Statement Schedules
Exhibits are as follows:

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
OM GROUP, INC.

Date: August 9, 2012	By:	Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)