Form 10-Q
period 2012-09-30
OM GROUP INC
filed 2012-11-09
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 31, 2012 the registrant had 32,378,561 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$325,353	$292,146
Restricted cash on deposit	22,791	92,813
Accounts receivable, less allowance of $5,428 in 2012 and $4,793 in 2011	204,253	212,152
Inventories	471,096	615,018
Refundable and prepaid income taxes	39,672	42,480
Other current assets	42,007	54,833
Total current assets	1,105,172	1,309,442
Property, plant and equipment, net	483,277	482,313
Goodwill	538,922	544,471
Intangible assets, net	430,122	433,275
Notes receivable from joint venture partner, less allowance of $3,100 in 2012 and 2011	16,015	16,015
Other non-current assets	88,635	84,207
Total assets	$2,662,143	$2,869,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,763	$13,265
Accounts payable	120,736	170,466
Liability related to joint venture partner injunction	22,791	92,813
Accrued income taxes	22,311	19,806
Accrued employee costs	40,593	49,699
Deferred income taxes	8,122	23,449
Purchase price of VAC payable to seller	75,307	—
Other current liabilities	84,439	79,026
Total current liabilities	385,062	448,524
Long-term debt	582,859	663,167
Deferred income taxes	140,193	129,945
Pension liabilities	198,493	204,248
Purchase price of VAC payable to seller	11,252	86,513
Other non-current liabilities	55,742	62,032
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,115,219 shares issued in 2012 and 32,073,642 shares issued in 2011	321	320
Capital in excess of par value	630,665	625,515
Retained earnings	700,902	705,784
Treasury stock (216,695 shares in 2012 and 208,157 shares in 2011, at cost)	(7,681)	(7,427)
Accumulated other comprehensive loss	(79,405)	(93,399)
Total OM Group, Inc. stockholders’ equity	1,244,802	1,230,793
Noncontrolling interests	43,740	44,501
Total equity	1,288,542	1,275,294
Total liabilities and equity	$2,662,143	$2,869,723

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In thousands, except per share data)
Net sales	$394,732	$415,057	$1,297,378	$1,075,924
Cost of goods sold	297,353	398,315	1,031,008	903,638
Gross profit	97,379	16,742	266,370	172,286
Selling, general and administrative expenses	75,901	71,828	235,476	161,595
Gain on sale of property	—	(9,693)	(2,857)	(9,693)
Operating profit (loss)	21,478	(45,393)	33,751	20,384
Other income (expense):
Interest expense	(11,977)	(8,512)	(36,017)	(11,327)
Accelerated amortization of deferred financing fees	(1,249)	—	(1,249)	—
Interest income	192	294	530	981
Foreign exchange gain (loss)	(2,724)	7,425	(1,884)	7,264
Other, net	1,277	(547)	629	(876)
	(14,481)	(1,340)	(37,991)	(3,958)
Income (loss) from continuing operations before income tax expense	6,997	(46,733)	(4,240)	16,426
Income tax expense	(1,756)	(18,421)	(1,292)	(24,497)
Income (loss) from continuing operations, net of tax	5,241	(65,154)	(5,532)	(8,071)
Income (loss) from discontinued operations, net of tax	(148)	234	(110)	(95)
Consolidated net income (loss)	5,093	(64,920)	(5,642)	(8,166)
Net (income) loss attributable to noncontrolling interests	415	(3,334)	760	(4,816)
Net income (loss) attributable to OM Group, Inc. common stockholders	$5,508	$(68,254)	$(4,882)	$(12,982)
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	0.01	—	—
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	0.01	—	—
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)
Weighted average shares outstanding
Basic	31,889	31,382	31,882	30,817
Assuming dilution	32,004	31,382	31,882	30,817
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5,656	$(68,488)	$(4,772)	$(12,887)
Income (loss) from discontinued operations, net of tax	(148)	234	(110)	(95)
Net income (loss)	$5,508	$(68,254)	$(4,882)	$(12,982)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(In thousands)
Consolidated net income (loss)	$5,093	$(64,920)	$(5,642)	$(8,166)
Foreign currency translation adjustments	23,323	(47,303)	8,477	(36,008)
Reclassification of hedging activities into earnings	(2,156)	293	(4,514)	(211)
Tax on reclassification of hedging activities into earnings	527	—	1,105	131
Unrealized gain (loss) on cash flow hedges	4,440	(132)	8,245	495
Tax on unrealized gain (loss) on cash flow hedges	(1,059)	34	(1,946)	(97)
Pension and post-retirement obligation	2,223	100	2,627	300
Net change in accumulated other comprehensive income (loss)	27,298	(47,008)	13,994	(35,390)
Comprehensive income (loss)	32,391	(111,928)	8,352	(43,556)
Comprehensive (income) loss attributable to noncontrolling interests	414	(3,330)	761	(4,816)
Comprehensive income (loss) attributable to OM Group, Inc.	$32,805	$(115,258)	$9,113	$(48,372)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Cash Flows

	Nine Months Ended September 30,
	2012	2011
(In thousands)
Operating activities
Consolidated net loss	$(5,642)	$(8,166)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	110	95
Depreciation and amortization	66,362	47,264
Amortization of deferred financing fees	4,138	1,531
Accelerated amortization of deferred financing fees	1,249	—
Share-based compensation expense	5,150	5,118
Foreign exchange (gain) loss	1,884	(7,264)
Deferred income taxes	(19,939)	(27,322)
VAC lower of cost or market ("LCM") charges (includes $31.4 million and $62.4 million related to the step-up of inventory recorded as of the acquisition date in 2012 and 2011, respectively, and an additional LCM charge of $22.3 million in 2012)	53,751	62,444
Allowance on GTL prepaid tax asset	—	(6,225)
Gain on sale of property	(2,857)	(9,693)
Other non-cash items	(3,153)	(1,872)
Changes in operating assets and liabilities, excluding the effect of business acquisitions
Accounts receivable	6,864	(12,178)
Inventories (includes $16.1 million and $31.1 million of step-up amortization in 2012 and 2011, respectively)	88,502	(1,573)
Accounts payable	(49,475)	(13,485)
Refundable, prepaid and accrued income taxes	5,693	44,569
Other, net	4,918	13,260
Net cash provided by operating activities	157,555	86,503
Investing activities
Expenditures for property, plant and equipment	(47,017)	(26,405)
Proceeds from sale of property	5,138	9,693
Cash paid for acquisitions	—	(669,818)
Other, net	—	(4,090)
Net cash used for investing activities	(41,879)	(690,620)
Financing activities
Payments on revolving line of credit	—	(120,000)
Payments of long-term debt	(82,654)	—
Proceeds from long-term debt	—	697,975
Debt issuance costs	—	(29,283)
Payment related to surrendered shares	(254)	(193)
Proceeds from exercise of stock options	—	361
Net cash provided by (used for) financing activities	(82,908)	548,860
Effect of exchange rate changes on cash	439	1,029
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	33,207	(54,228)
Balance at the beginning of the period	292,146	400,597
Balance at the end of the period	$325,353	$346,369
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Total Equity

	Nine Months Ended
	September 30
	2012	2011
(In thousands)
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	31,865	30,523
Shares issued in connection with acquisition of VAC	—	1,308
Shares issued under share-based compensation plans	34	30
	31,899	31,861
Common Stock — Dollars
Beginning balance	$320	$307
Shares issued in connection with acquisition of VAC	—	13
Shares issued under share-based compensation plans	1	—
	321	320
Capital in Excess of Par Value
Beginning balance	625,515	578,948
Shares issued in connection with acquisition of VAC	—	39,696
Stock option exercises	—	361
Share-based compensation — employees	4,756	4,873
Share-based compensation — non-employee directors	394	245
	630,665	624,123
Retained Earnings
Beginning balance	705,784	667,882
Net loss attributable to OM Group, Inc. common stockholders	(4,882)	(12,982)
	700,902	654,900
Treasury Stock
Beginning balance	(7,427)	(7,234)
Reacquired shares	(254)	(193)
	(7,681)	(7,427)
Accumulated Other Comprehensive Loss
Beginning balance	(93,399)	(3,119)
Foreign currency translation	8,477	(36,008)
Reclassification of hedging activities into earnings, net of tax	(3,409)	(80)
Unrealized gain on cash flow hedges, net of tax	6,299	398
Pension	2,627	300
	(79,405)	(38,509)
Total OM Group Inc. Stockholders’ Equity	1,244,802	1,233,407
Noncontrolling interests
Beginning balance	44,501	39,834
Net income (loss) attributable to the noncontrolling interest	(760)	4,816
Foreign currency translation	(1)	—
	43,740	44,650
Total Equity	$1,288,542	$1,278,057

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2012 and the results of its operations, comprehensive income (loss), cash flows and changes in total equity for the nine months ended September 30, 2012 and 2011 have been included. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accounting Guidance Not Yet Adopted:
In July 2012, the FASB issued amendments to the intangible asset guidance which provides an option for companies to use a qualitative approach to test indefinite lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, however, early adoption is permitted. This new guidance is not expected to have any impact on our results of operations or financial position.

Note 3 — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Raw materials and supplies	$139,458	$236,336
Work-in-process	196,723	227,139
Finished goods	134,915	151,543
	$471,096	$615,018

As part of the allocation of the purchase price of VAC to the assets acquired and liabilities assumed, we recorded a step-up of inventory to its estimated fair value on the date of acquisition. At September 30, 2012 and December 31, 2011, $8.3 million and $56.4 million, respectively, of the inventory step-up had not been recognized in cost of goods sold and remained within the value of inventory.

Note 4 — Acquisitions
VAC
As discussed in Note 1, we acquired VAC on August 2, 2011. The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of our shares valued at $39.7 million. The withheld consideration is to fund indemnification claims made by us and accepted by the seller, if any, before August 2, 2013, and any remaining funds not subject to indemnification claims will be paid to seller after that date. We financed the purchase with borrowings under a new senior secured credit facility (the “Senior Secured Credit Facility”) and cash on hand.

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

Refer to Note 5 of the our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion regarding the VAC acquisition.

Rahu
We acquired Rahu on December 22, 2011. We previously had a license and supply agreement with Rahu. The purchase price included a $39.1 million cash payment and contingent consideration of up to an additional €20.0 million ($25.9 million at September 30, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. The preliminary estimated fair value of the contingent consideration, as of the acquisition date, based upon management's forecasted volumes, was $11.5 million. Subsequent to the date of acquisition, the estimated fair value of the liability for contingent consideration increased to $12.3 million as of September 30, 2012, as a result of accretion expense (included in interest expense in the Unaudited Condensed Statement of Consolidated Operations) for the passage of time, partially offset by changes in the exchange rate. As of September 30, 2012, no contingent consideration payments have been made. Refer to Note 7 — Fair Value Disclosures for further discussion regarding the contingent consideration.

The preliminary purchase price allocation, based on estimated fair values as of the acquisition date, was $27.2 million of intangible assets, $6.9 million of deferred income tax liabilities and $30.3 million of goodwill. The allocation of the purchase price is subject to finalization of the Company's determination of the fair value of assets acquired and liabilities assumed as of the acquisition date. The final allocation will be completed in the fourth quarter of 2012.

Note 5 — Debt
In connection with the acquisition of VAC, we entered into a Senior Secured Credit Facility. The borrowers under the Senior Secured Credit Facility are the Company and Harko C.V., a limited partnership organized under the laws of the Netherlands and a wholly-owned subsidiary of the Company (“Harko”). The Senior Secured Credit Facility provides for (i) a $100 million term loan A facility (the “Term A Facility”), which was fully drawn on August 2, 2011, (ii) a $350 million term loan B facility (the “Dollar Term B Facility”), which was fully drawn on August 2, 2011, (iii) a €175 million term loan facility (the “Euro Term B Facility” and, together with the Dollar Term B Facility, the “Term B Facility” and, together with the Term A Facility, the “Term Loan Facility”), which was fully drawn on August 2, 2011, and (iv) a $200 million undrawn revolving credit facility (the “Revolving Credit Facility”), of which up to $100 million may be denominated in Euros.

During the third quarter of 2012, we made a $72.5 million principal payment on the Euro Term B Facility using cash on hand and accelerated $1.2 million of amortization of deferred financing fees as a result of the repayment.

The obligations of the Company under the Senior Secured Credit Facility are guaranteed by the Company and all of the Company's U.S. subsidiaries and are secured by a first priority security interest in substantially all of the existing and future property and assets of the Company and its U.S. subsidiaries and 65% of the voting capital stock of the Company's direct foreign subsidiaries. The obligations of Harko under the Senior Secured Credit Facility are guaranteed by certain of the Company's subsidiaries and are secured by a first priority security interest in substantially all of the existing and future property and assets of Harko and the Company's subsidiaries and a 100% pledge of the voting capital stock of the Company's subsidiaries, subject to certain exceptions, including limitations relating to German capital maintenance rules and other financial assistance limitations in certain foreign jurisdictions.

We have the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.5%, (ii) Bank of America's prime rate or (iii) LIBOR plus 1%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%. The LIBOR rates under the Term B Loan Facility are subject to a floor of 1.5%. At September 30, 2012, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.59%.

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

The main financial covenants in the Senior Secured Credit Facility, and the Company's position at September 30, 2012 with respect to those covenants, are as follows:

•
Limitation on capital expenditures in any fiscal year with expenditures compared quarterly on a year-to-date basis to an annual cap set forth in the Senior Secured Credit Facility. The annual limit for the fiscal year ending December 31, 2012 is $120 million, plus an additional $10.0 million carried over from 2011. Capital expenditures for the nine months ended September 30, 2012 were $47.0 million.

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

	Amount permitted at				Amount at
Covenant Ratio	September 30, 2012				September 30, 2012
Consolidated Leverage Ratio	Less than	3.35	to	1.00	2.94	to	1.00

Consolidated Interest Coverage Ratio	More than	4.25	to	1.00	4.91	to	1.00

As of September 30, 2012, we were in compliance with all of the covenants under the Senior Secured Credit Facility.

Note 6 — Derivative Instruments
Foreign Currency Exchange Rate Risk
The functional currency for our Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it has some Euro-denominated operating expenses. From time to time, we enter into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. We had Euro forward contracts with notional values that totaled 22.5 million Euros at September 30, 2012 with maturities ranging up to 3 months. As of September 30, 2012, AOCI(L) included a cumulative loss related to these contracts of $1.1 million, all of which is expected to be reclassified to earnings within the next twelve months. We designated these derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses. There was no hedge ineffectiveness in the nine months ended September 30, 2012 for these hedges. At September 30, 2012, we had a liability of $1.4 million recorded on the Unaudited Condensed Consolidated Balance Sheet in other current liabilities related to these Euro forward contracts. We had no Euro forward contracts at September 30, 2011.

Interest Rate Risk
We use interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require us to pay a fixed interest rate and receive a variable interest rate. The Company’s interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. We had interest rate swaps with notional values that totaled $198.0 million at September 30, 2012. The outstanding contracts as of September 30, 2012 had maturities ranging up to 3 months. As of September 30, 2012, AOCI(L) included a cumulative loss of $0.1 million related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months. There was no hedge ineffectiveness in the nine months ended September 30, 2012 for these hedges. At September 30, 2012 , we had a liability of $0.1 million recorded on the Unaudited Condensed Consolidated balance sheet in other current liabilities related to these interest rate swaps. We had no interest rate swap agreements at September 30, 2011.

Note 7 — Fair Value Disclosures
The following table shows our liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Foreign currency forward (Euro)	$1,398	$—	$1,398	$—
Interest rate swap agreements	110	—	110	—
Contingent consideration payable	12,338	—	—	12,338
Total	$13,846	$—	$1,508	$12,338

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

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent consideration
Fair Value at	December 31, 2011	$14,104
Change in estimate		(2,737)
Accretion expense		976
Foreign exchange		(5)
Fair Value at	September 30, 2012	$12,338

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($25.9 million at September 30, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration liability using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the liability.

During the nine months ended September 30, 2012, the estimate of the contingent consideration liability decreased by $2.7 million as we revised the purchase price allocation reflecting information known as of the acquisition date. This adjustment, and any other adjustments arising out of the finalization of the purchase price allocation, will not impact cash flows. The final allocation is expected to be completed no later than 12 months after the acquisition date. The liability for contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt and the current portion of long-term debt had a carrying value of $593.6 million and a fair value of $594.7 million at September 30, 2012, respectively, based on quoted market prices which are Level 1 inputs. Derivative instruments are recorded at fair value as indicated above.

Note 8 — Income Taxes
Income (loss) from continuing operations before income tax expense consists of the following for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
United States	$(10,694)	$2,595	$(14,010)	$(2,819)
Outside the United States	17,691	(49,328)	9,770	19,245
Income (loss) from continuing operations before income tax expense	$6,997	$(46,733)	$(4,240)	$16,426

Effective income tax rate	25.1%	(39.4)%	(30.5)%	149.1%

Our effective income tax rates for the three and nine months ended September 30, 2012 are impacted by the charges related to the VAC inventory purchase accounting step-up and LCM charges ($0.2 million and $69.8 million for the three and nine months ended September 30, 2012, respectively). These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan) and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. In the three and nine months ended September 30, 2012, there is no U.S. tax expense related to the planned repatriation of foreign earnings due to utilization of foreign tax credits and U.S. losses.

Our effective income tax rates for the three and nine months ended September 30, 2011 are affected by the acquisition of VAC, charges related to the VAC inventory purchase accounting step-up and LCM charges (totaling $93.5 million for the three and nine months ended September 30, 2011); acquisition-related expenses; discrete tax benefits related primarily to a partial reversal of an allowance against the GTL prepaid tax asset previously impaired; and the tax benefits of a post-acquisition tax restructuring of VAC. Excluding the impact of the VAC acquisition, charges related to the VAC inventory purchase accounting step-up and LCM charges and acquisition-related expenses, the effective income tax rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Finland and Taiwan), a tax efficient financing structure and the effect of foreign currency translation, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. Our effective income tax rate for the three and nine months ended September 30, 2011 was also favorably impacted by a “tax holiday” from income taxes in Malaysia that expired December 31, 2011. In the three and nine months ended September 30, 2011, there is no U.S. tax expense related to the planned repatriation of foreign earnings due to utilization of foreign tax credits and U.S. losses.
In October 2012, we received a $37.5 million refund that was included in Refundable and prepaid income taxes on the Consolidated Balance Sheets as of September 30, 2012.

Note 9 — Defined Benefit Plans
At September 30, 2012 and December 31, 2011, we had pension liabilities of $207.3 million and $212.5 million, respectively, the majority of which were assumed in the VAC and EaglePicher Technologies acquisitions.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$271	$209	$815	$744
Interest cost	2,549	2,619	7,605	8,015
Amortization of unrecognized net loss	209	98	628	293
Settlement expense	2,469	—	2,469	—
Expected return on plan assets	(2,617)	(2,740)	(7,853)	(7,888)
Total expense	$2,881	$186	$3,664	$1,164

During the third quarter of 2012, we paid lump-sum cash settlements to certain participants in one of our U.S.

defined benefit pension plans. The charges related to the lump-sum cash settlements are included above on the settlement expense line and are included in Selling, general and administrative expenses ("SG&A") in the Unaudited Condensed Statements of Consolidated Operations.

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$917	$1,323	$2,816	$1,323
Interest cost	1,811	725	5,561	725
Total expense	$2,728	$2,048	$8,377	$2,048

Note 10 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5,656	$(68,488)	$(4,772)	$(12,887)

Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)

Weighted average shares outstanding — basic	31,889	31,382	31,882	30,817
Dilutive effect of stock options and restricted stock	115	—	—	—
Weighted average shares outstanding — assuming dilution	32,004	31,382	31,882	30,817

The following table sets forth the computation of basic and diluted net income per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(in thousands, except per share amounts)
Amounts attributable to OM Group, Inc. common stockholders:
Net income (loss)	$5,508	$(68,254)	$(4,882)	$(12,982)

Earnings per common share — basic:
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)

Earnings per common share — assuming dilution:
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)

Weighted average shares outstanding — basic	31,889	31,382	31,882	30,817
Dilutive effect of stock options and restricted stock	115	—	—	—
Weighted average shares outstanding — assuming dilution	32,004	31,382	31,882	30,817

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

As we had a loss from continuing operations in the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, the effect of including dilutive securities in the earnings per share calculation would have been anti-dilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common stockholders assuming dilution and net loss attributable to OM Group, Inc. common stockholders assuming dilution for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011. In the three months ended September 30, 2012, 0.8 million shares were excluded from the calculation of dilutive earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 11 — Share-Based Compensation
Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of SG&A in the Unaudited Condensed Statements of Consolidated Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options and restricted stock awards	$1,198	$1,505	$4,756	4,873
Restricted stock unit awards - cash settled	24	(201)	135	129
Share-based compensation expense - employees	$1,222	$1,304	$4,891	$5,002

Share-based compensation expense - non-employee directors	$131	$90	394	245

No tax benefit for share-based compensation was realized during the three and nine months ended September 30, 2012 or 2011 as a result of a valuation allowance against the deferred tax assets.

At September 30, 2012, there was $8.7 million of unrecognized compensation expense related to unvested share-

based awards. That cost is expected to be recognized as follows: $1.5 million in the fourth quarter of 2012, $4.6 million in 2013, $2.4 million in 2014 and $0.2 million in 2015 as a component of SG&A. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, we issued 7,007 shares and 16,710 shares in the three and nine months ended September 30, 2012, respectively, and 1,982 shares and 5,967 shares in the three and nine months ended September 30, 2011, respectively, to non-employee directors.

Note 12 — Commitments and Contingencies
We have a 55% interest in a joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited ("GTL")) that owns a smelter in the Democratic Republic of Congo (the “DRC”). In March 2009, GTL was served in Jersey, Channel Islands, with an injunction obtained by FG Hemisphere Associates LLC (“FG Hemisphere”), which was seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibited GTL from making payments to Gécamines (a partner in GTL), including amounts payable for raw material purchases under the Long Term Slag Sales Agreement. In December 2010, GTL appealed the decision of the Court; as a condition of not paying FG Hemisphere such monies prior to appeal, the Court required that all amounts owed by GTL to Gécamines (up to the amount of the Arbitration Awards), including monies payable under the Long Term Slag Sales Agreement, be deposited into the Court. In October 2010, GTL was served in Jersey, Channel Islands, with an injunction obtained by Marange Investments (Proprietary) Limited (“Marange”), which restrains Gécamines from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds, pending the resolution of proceedings brought by Marange against Gécamines in the Supreme Court of South Africa. As of December 31, 2011, $92.8 million was deposited with the Court related to the FG Hemisphere injunction and recorded as restricted cash on deposit in the Consolidated Balance Sheet. The injunction obtained by FG Hemisphere was released during the third quarter of 2012. As of September 30, 2012, $22.8 million related to the Marange injunction remains on deposit with the Court and is recorded as restricted cash on deposit in the Consolidated Balance Sheets.

We have potential contingent liabilities with respect to environmental matters related to former operations in Brazil and Germany which were sold in 2003. Environmental-cost sharing arrangements are in place between the original owner and operator of these operations, the Company and the subsequent purchaser of these operations. We have reviewed the limited information made available to us on the environmental conditions and are awaiting more detailed information from the purchaser. We cannot currently evaluate whether or not, or to what extent, we will be responsible for any remediation costs until more detailed information is received.

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

Note 13 — Reportable Segments
We operate and report our results in four segments: Magnetic Technologies, Advanced Materials, Specialty Chemicals and Battery Technologies. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the segments, including all share-based compensation expense.

The following table reflects the results of our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
Magnetic Technologies(a)	$144,410	$106,572	$502,925	$106,572
Advanced Materials	107,657	153,592	364,891	498,878
Specialty Chemicals	103,636	120,622	318,763	369,954
Battery Technologies	39,157	34,678	111,394	101,497
Intersegment items	(128)	(407)	(595)	(977)
	$394,732	$415,057	$1,297,378	$1,075,924
Operating profit (loss)
Magnetic Technologies (a)(b)	$15,969	$(77,901)	$(274)	$(77,901)
Advanced Materials	3,659	20,767	15,693	69,748
Specialty Chemicals (c)(d)	9,077	24,719	33,294	56,311
Battery Technologies	5,926	3,742	17,644	12,567
Corporate (e)	(13,153)	(16,720)	(32,606)	(40,341)
	21,478	(45,393)	33,751	20,384
Interest expense	(11,977)	(8,512)	(36,017)	(11,327)
Accelerated amortization of deferred financing fees	(1,249)	—	(1,249)	—
Interest income	192	294	530	981
Foreign exchange gain (loss)	(2,724)	7,425	(1,884)	7,264
Other expense, net	1,277	(547)	629	(876)
	(14,481)	(1,340)	(37,991)	(3,958)
Income (loss) from continuing operations before income tax expense	$6,997	$(46,733)	$(4,240)	$16,426
Expenditures for property, plant & equipment
Magnetic Technologies (a)	$5,618	$4,348	$15,613	$4,348
Advanced Materials	8,970	3,819	22,667	8,984
Specialty Chemicals	2,259	4,100	5,471	9,102
Battery Technologies	1,043	1,693	3,266	3,971
	$17,890	$13,960	$47,017	$26,405
Depreciation of property, plant and equipment and amortization of intangibles
Magnetic Technologies (a)	$9,833	$7,338	$30,055	$7,338
Advanced Materials	4,228	5,225	12,723	15,448
Specialty Chemicals	5,296	5,624	15,558	17,044
Battery Technologies	2,526	2,071	7,537	7,059
Corporate	227	105	489	375
	$22,110	$20,363	$66,362	$47,264

(a)	Includes the activity of VAC since the acquisition on August 2, 2011.

(b)
Includes $0.2 million and $69.8 million in the three and nine months ended September 30, 2012, respectively, and $93.5 million in the three and nine months ended September 30, 2011, of charges related to the VAC inventory purchase accounting step-up and LCM charges. See further discussion of the charges related to inventory below.

(c)	The nine months ended September 30, 2012 includes a $2.9 million property sale gain.

(d)	The three and nine months ended September 30, 2011 includes a $9.7 million property sale gain.

(e)	Includes a $2.5 million settlement charge associated with the lump-sum cash settlement to certain participants in one of our U.S. defined benefit pension plans in the three and nine months ended September 30, 2012, and $8.8 million and $12.8 million of acquisition-related fees related to VAC in the three and nine months ended September 30, 2011, respectively.

As part of the allocation of the purchase price of VAC to the assets acquired and liabilities assumed, we recorded a step-up of inventory to its estimated fair value on the date of acquisition. The three and nine months ended September 30, 2012 and 2011 include the following charges related to Magnetic Technologies inventory (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Charges related to the step-up of inventory that was recorded as of the acquisition date:
LCM charge	$—	$62,444	$31,404	$62,444
Step-up amortization	224	31,073	16,093	31,073
	224	93,517	47,497	93,517
Additional LCM charge	—	—	22,347	—
Total VAC inventory purchase accounting step-up and LCM charges	$224	$93,517	$69,844	$93,517

The inventory purchase accounting step-up and LCM charges were a direct result of acquisition accounting and the spike in rare earth prices that occurred in 2011 and the subsequent decline in prices since that time. These charges had no impact on the cash balances of the Company and did not impact its liquidity.

Note 14 — Subsequent Events

On October 31, 2012, we made a $100 million principal payment on the Euro Term B Facility using cash on hand. As a result of the repayment, we expect to accelerate the amortization of $1.7 million of deferred financing fees in the fourth quarter of 2012.

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

Magnetic Technologies segment
The Magnetic Technologies segment is engaged in the development, manufacturing and distribution of industrial-use magnetic products and systems for automotive, industrial, electrical and electronic engineering, aerospace and renewable energy end markets.

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

Executive Overview
As discussed above, we completed the acquisition of VAC during the third quarter of 2011. The increase in net sales in the third quarter and first nine months of 2012, compared with the comparable prior year periods, was primarily due to the VAC acquisition and stronger Battery Technologies volumes, partially offset by lower prices for sales of products containing cobalt, copper and other metals within Advanced Materials and decreased sales volumes within Specialty Chemicals.

Adjusted operating profit (see below for reconciliation of U.S. GAAP operating profit (loss) to adjusted operating profit) in both the third quarter and the first nine months of 2012 was lower than the comparable prior year period, primarily due to lower cobalt prices in Advanced Materials and reduced sales volumes in Specialty Chemicals, partially offset by the impact of the VAC acquisition and an increase in Battery Technologies operating profit primarily due to favorable price/mix and higher volume.

In order to assist readers of our financial statements in understanding the operating results that our management uses to evaluate the business, we are providing adjusted operating profit (loss) and adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution, both of which are non-U.S. GAAP financial measures. Our management believes that these are important metrics in evaluating the performance of the Company's business, providing a baseline for evaluating and comparing our operating results and isolating the impact of certain items on our results.

The table below presents a reconciliation of these non-U.S. GAAP financial measures to their related U.S. GAAP measures. The non-U.S. GAAP financial information set forth in the table below should not be construed as an alternative to reported results determined in accordance with U.S. GAAP.

For the quarter ended
September 30, 2012
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$15,969	$3,659	$9,077	$5,926	$(13,153)	$21,478
VAC inventory purchase accounting step-up and LCM charges	224	—	—	—	—	224
Pension settlement expense	—	—	—	—	2,469	2,469
Gain on sale of property	—	—	—	—	—	—
Adjusted operating profit	$16,193	$3,659	$9,077	$5,926	$(10,684)	$24,171

September 30, 2011
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(77,901)	$20,767	$24,719	$3,742	$(16,720)	$(45,393)
VAC inventory purchase accounting step-up and LCM charges	93,517	—	—	—	—	93,517
Acquisition-related fees	2,355	—	—	—	8,800	11,155
Gain on sale of property	—	—	(9,693)	—	—	(9,693)
Adjusted operating profit	$17,971	$20,767	$15,026	$3,742	$(7,920)	$49,586

For the nine months ended
September 30, 2012
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(274)	$15,693	$33,294	$17,644	$(32,606)	$33,751
VAC inventory purchase accounting step-up and LCM charges	69,844	—	—	—	—	69,844
Pension settlement expense	—	—	—	—	2,469	2,469
Gain on sale of property	—	—	(2,857)	—	—	(2,857)
Adjusted operating profit	$69,570	$15,693	$30,437	$17,644	$(30,137)	$103,207

September 30, 2011
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(77,901)	$69,748	$56,311	$12,567	$(40,341)	$20,384
VAC inventory purchase accounting step-up and LCM charges	93,517	—	—	—	—	93,517
Acquisition-related fees	2,355	—	—	—	12,800	15,155
Gain on sale of property	—	—	(9,693)	—	—	(9,693)
Adjusted operating profit	$17,971	$69,748	$46,618	$12,567	$(27,541)	$119,363

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	2012	2011	2012	2011
Earnings per common share — assuming dilution
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$0.18	$(2.18)	$(0.15)	$(0.42)
VAC inventory purchase accounting step-up and LCM charges, net of tax	—	2.10	1.51	2.14
Acquisition-related fees, net of tax	—	0.32	—	0.45
Pension settlement expense, net of tax	0.08	—	0.08	—
Gain on sale of property, net of tax	—	(0.27)	(0.09)	(0.27)
Accelerated amortization of deferred financing fees, net of tax	0.04	—	0.04	—
Effect of applying annual effective income tax rate to actual year-to-date pre-tax income	(0.05)	1.44	0.09	1.46
Other discrete tax items, net	—	(0.14)	—	(0.21)
Adjusted income from continuing operations attributable to OM Group, Inc. common stockholders	$0.25	$1.27	$1.48	$3.15

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands except per share data)
Net sales	$394,732	$415,057	$1,297,378	$1,075,924
Cost of goods sold	297,353	398,315	1,031,008	903,638
Gross profit	97,379	16,742	266,370	172,286
Selling, general and administrative expenses	75,901	71,828	235,476	161,595
Gain on sale of property	—	(9,693)	(2,857)	(9,693)
Operating profit (loss)	$21,478	$(45,393)	$33,751	$20,384

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5,656	$(68,488)	$(4,772)	$(12,887)
Income (loss) from discontinued operations, net of tax	(148)	234	(110)	(95)
Net income (loss)	$5,508	$(68,254)	$(4,882)	$(12,982)

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	0.01	—	—
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)

Third Quarter of 2012 Compared With Third Quarter of 2011

The following table identifies, by segment, the components of change in net sales, operating profit (loss) as reported and adjusted operating profit for the three months ended September 30, 2012 compared with the three months ended September 30, 2011:

(In thousands)	Net sales	Operating profit (loss) - as reported	Adjusted operating profit
Third Quarter of 2011	$415,057	$(45,393)	$49,586
Changes in 2012 from:
Magnetic Technologies	37,838	93,870	(1,778)
Advanced Materials	(45,935)	(17,108)	(17,108)
Specialty Chemicals	(16,986)	(15,642)	(5,949)
Battery Technologies	4,479	2,184	2,184
Corporate	—	3,567	(2,764)
Intersegment items	279	—	—
Third Quarter of 2012	$394,732	$21,478	$24,171

Net sales decreased $20.3 million, or 4.9%, primarily due to lower commodity sales prices within Advanced Materials and decreased volumes within Specialty Chemicals, partially offset by the VAC acquisition and higher volume in Battery Technologies.
Gross profit increased to $97.4 million in the three months ended September 30, 2012, compared with $16.7 million in the three months ended September 30, 2011, primarily due to lower VAC inventory purchase accounting step-up charges and higher volumes and improved price/mix in Battery Technologies, partially offset by unfavorable prices in Advanced Materials and decreased volumes in Specialty Chemicals.

SG&A increased to $75.9 million in the three months ended September 30, 2012 compared with $71.8 million in the three months ended September 30, 2011. The $4.1 million increase was primarily due to the third quarter of 2011 including only two months of SG&A for VAC offset by $11.2 million in fees related to the VAC acquisition in the third quarter of 2011. The third quarter of 2012 includes a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our defined benefit pension plans.
The following table summarizes the components of Other expense, net for the three months ended September 30:

	2012	2011	Change
(In thousands)
Interest expense	$(11,977)	$(8,512)	$(3,465)
Accelerated amortization of deferred financing fees	(1,249)	—	(1,249)
Interest income	192	294	(102)
Foreign exchange gain (loss)	(2,724)	7,425	(10,149)
Other, net	1,277	(547)	1,824
	$(14,481)	$(1,340)	$(13,141)

The increase in interest expense is due to borrowings outstanding in connection with the acquisition of VAC. During the third quarter of 2012, we made a $72.5 million principal payment on the Euro Term B Facility using cash on hand and accelerated $1.2 million of amortization of deferred financing fees as a result of the early repayment. The foreign exchange loss in the three months ended September 30, 2012 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. Other includes dividend income of $1.8 million from a Magnetic Technologies joint venture in the three months ended September 30, 2012.

We recorded income tax expense of $1.8 million on pre-tax income of $7.0 million for the three months ended September 30, 2012, resulting in an effective income tax rate of 25.1%. The 2012 effective income tax rate is affected by the charges related to the VAC inventory purchase accounting step-up and LCM charges. Excluding the impact of these charges, the effective income tax rate for the three months ended September 30, 2012 would have been 31.7%. For the three months ended September 30, 2011, we recorded income tax expense of $18.4 million on a pre-tax loss of $46.7 million, resulting in an effective income tax rate of (39.4)%. Excluding the impact of the VAC acquisition, the charges related to the VAC inventory purchase accounting step-up and LCM charges and acquisition-related expenses, our effective income tax rate for the three months ended September 30, 2011 was 12.6%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The effective income tax rate in the three months ended September 30, 2011 included the favorable impact of foreign currency translation and a tax holiday in Malaysia that expired on December 31, 2011. The effective income tax rate in the three months ended September 30, 2012 was unfavorably impacted by foreign currency translation.

Nine Months Ended September 30, 2012 compared with the Nine Months Ended September 30, 2011

The following table identifies, by segment, the components of change in net sales, operating profit as reported and adjusted operating profit for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011:

(In thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
Third Quarter of 2011	$1,075,924	$20,384	$119,363
Changes in 2012 from:
Magnetic Technologies	396,353	77,627	51,599
Advanced Materials	(133,987)	(54,055)	(54,055)
Specialty Chemicals	(51,191)	(23,017)	(16,181)
Battery Technologies	9,897	5,077	5,077
Corporate	—	7,735	(2,596)
Intersegment items	382	—	—
Third Quarter of 2012	$1,297,378	$33,751	$103,207

VAC was acquired on August 2, 2011. The financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from the date of acquisition.
Net sales increased $221.5 million, or 20.6%, primarily due to the VAC acquisition and higher volume in Battery Technologies partially offset by lower volume and commodity sales prices within Advanced Materials and unfavorable price/mix, decreased volumes and unfavorable foreign currency within Specialty Chemicals.
Gross profit increased to $266.4 million in the nine months ended September 30, 2012, compared with $172.3 million in the nine months ended September 30, 2011, primarily due to the gross profit from increased sales as a result of the VAC acquisition; and favorable mix and higher volumes in Battery Technologies; partially offset by unfavorable prices and decreased volume in Advanced Materials and decreased volume in Specialty Chemicals. Excluding VAC inventory purchase accounting step-up and LCM charges, gross profit as a percentage of net sales was 25.9% in the nine months ended September 30, 2012 compared with 24.7% in the nine months ended September 30, 2011, due to the contribution of higher VAC margins.
SG&A increased to $235.5 million in the nine months ended September 30, 2012 compared with $161.6 million in the nine months ended September 30, 2011. The $73.9 million increase was primarily due to the 2011 period including only two months of SG&A for VAC. The nine months ended September 30, 2012 includes a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our defined benefit pension plans. In addition, the nine months ended September 30, 2011 include $15.2 million in fees related to the VAC acquisition.
The following table summarizes the components of Other expense, net for the nine months ended September 30:

	2012	2011	Change
(In thousands)
Interest expense	$(36,017)	$(11,327)	$(24,690)
Accelerated amortization of deferred financing fees	(1,249)	—	(1,249)
Interest income	530	981	(451)
Foreign exchange gain (loss)	(1,884)	7,264	(9,148)
Other, net	629	(876)	1,505
	$(37,991)	$(3,958)	$(34,033)

The increase in interest expense is due to borrowings for the acquisition of VAC. In the nine months ended September 30, 2012, we made a $72.5 million principal payment on the Euro Term B Facility using cash on hand and accelerated $1.2 million of amortization of deferred financing fees as a result of the early repayment. The foreign exchange loss in the nine months ended September 30, 2012 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances.

We recorded income tax expense of $1.3 million on a pre-tax loss of $4.2 million for the nine months ended September 30, 2012, resulting in an effective income tax rate of (30.5)%. The 2012 effective income tax rate is affected by the charges related to the VAC inventory purchase accounting step-up and LCM charges of $69.8 million. Excluding the impact of these charges, the effective income tax rate for the nine months ended September 30, 2012 would have been 29.9%. For the nine months ended September 30, 2011, we recorded income tax expense of $24.5 million on pre-tax income of $16.4 million, resulting in an effective income tax rate of 149.1%. The effective tax rate for the nine months ended September 30, 2011 is affected by significant discrete items and the acquisition of VAC on August 2, 2011. Excluding discrete items and the impact of VAC, our effective income tax rates for the nine months ended September 30, 2011 was 12.9%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The nine months ended September 30, 2011 also included the favorable impact of foreign currency translation and a tax holiday in Malaysia that expired on December 31, 2011. The effective income tax rate in the nine months ended September 30, 2012 was unfavorably impacted by foreign currency translation.
Segment Results and Corporate Expenses
Magnetic Technologies

On August 2, 2011, we completed the acquisition of VAC. As a result of the acquisition, we created a new segment named Magnetic Technologies, which consists of VAC. The financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from the date of acquisition.

The following table identifies net sales, operating profit (loss) as reported and adjusted operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Millions of dollars)
Net sales	$144.4	$106.6	$502.9	$106.6

Operating profit (loss) - as reported	$16.0	$(77.9)	$(0.3)	$(77.9)
Total VAC inventory purchase accounting step-up and LCM charges	0.2	93.5	69.8	93.5
Acquisition-related fees	—	2.4	—	2.4
Adjusted operating profit	$16.2	$18.0	$69.5	$18.0

Operating profit (loss) includes $0.2 million and $69.8 million in the three and nine months ended September 30, 2012, respectively, and $93.5 million in both the three and nine months ended September 30, 2011 of charges related to the VAC inventory purchase accounting step-up and LCM charges, which had no impact on the cash balances of the Company and did not impact its liquidity. See Note 13 in our Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of the charges related to inventory. Operating margins, excluding inventory purchase accounting step-up and LCM charges and acquisition-related fees, declined from 16.9% in the 2011 period to 11.2% and 13.8% in the three and nine months ended September 30, 2012, respectively, primarily due to the effect of the declines in rare earth prices (primarily dysprosium and neodymium).

Advanced Materials

Advanced Materials financial results for the three and nine months ended September 30, 2012 were negatively impacted by the lower commodity selling prices, principally cobalt. The cost of cobalt raw material fluctuates due to changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, and changes in availability from suppliers. The availability and price of unrefined cobalt is dependent on global market conditions, cobalt reference prices, the prices of copper and nickel and other factors such as instability in supplier countries. We attempt to mitigate changes in availability of raw materials by maintaining adequate inventory levels and supply relationships with a variety of suppliers.

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine) and the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	Cobalt		Copper
	2012	2011	2012	2011
First Quarter	$14.59	$18.38	$3.77	$4.37
Second Quarter	$14.24	$17.05	$3.57	$4.14
Third Quarter	$13.06	$16.13	$3.49	$4.08
Fourth Quarter	n/a	$14.18	n/a	$3.40
Full Year	n/a	$16.44	n/a	$4.00

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Sales	Operating profit	Sales	Operating profit
2011	$153.6	$20.8	$498.9	$69.7
Increase (decrease) in 2012 from:
Selling price/mix	(22.6)	(20.8)	(81.5)	(56.1)
Cobalt volume	0.1	—	14.8	(0.7)
Cobalt metal resale	(13.5)	(1.2)	(37.5)	(2.2)
By-product sales (price and volume)	(10.8)	(1.6)	(30.5)	(12.1)
Foreign currency	0.2	1.9	0.2	2.1
Process-based material cost	n/a	1.5	n/a	(2.6)
Operating expenses	n/a	5.3	n/a	12.3
Other	0.7	(2.2)	0.5	5.3
2012	$107.7	$3.7	$364.9	$15.7

Unfavorable cobalt price resulted in lower selling price/mix, and unfavorable price and volume for copper and other metals resulted in lower by-product revenues and operating profit in the three and nine months ended September 30, 2012 compared with the comparable 2011 periods.
Specialty Chemicals

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Sales	Operating profit	Sales	Operating profit
2011	$120.6	$24.7	$370.0	$56.3
Increase (decrease) in 2012 from:
Volume	(8.3)	(3.4)	(35.2)	(14.5)
Selling price/mix	(5.8)	(1.6)	(8.3)	(2.8)
Foreign currency	(3.4)	(0.3)	(8.0)	(0.8)
Gain on sale of property	—	(9.7)	—	(6.8)
Other	0.5	(0.6)	0.3	1.9
2012	$103.6	$9.1	$318.8	$33.3
The sales decreases in the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011 were primarily due to decreased volume. Economic conditions in Europe and continued weak consumer demand negatively impacted the three and nine months ended September 30, 2012.
The operating profit decrease in the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011 was primarily due to decreased volume. The nine months ended September 30, 2012 and September 30, 2011 includes property sale gains of $2.9 million and $9.7 million, respectively.

Battery Technologies

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At September 30, 2012, backlog was $99.8 million as compared with $110.3 million at September 30, 2011 and $122.9 million at December 31, 2011. $34.6 million of the backlog at September 30, 2012 is expected to be converted into sales during the last three months of 2012.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Sales	Operating profit	Sales	Operating profit
2011	$34.7	$3.7	$101.5	$12.6
Increase (decrease) in 2012 from:
Volume	4.5	1.0	9.9	2.3
Price/Mix	—	1.1	—	3.9
Other	—	0.1	—	(1.2)
2012	$39.2	$5.9	$111.4	$17.6

Operating profit in the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011 benefited from higher volumes and favorable mix. Other in the table above includes lower income from sales of recycled material of $1.0 million in the nine months ended September 30, 2012 compared with the comparable prior year period.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation expense.

Corporate expenses were $13.2 million in the third quarter of 2012 compared with $16.7 million in the third quarter of 2011. The third quarter of 2012 includes a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. The third quarter of 2011 included $8.8 million in fees related to the VAC acquisition.

Corporate expenses were $32.6 million in the nine months ended September 30, 2012 compared with $40.3 million in the nine months ended September 30, 2011. The nine months ended September 30, 2012 includes a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. The nine months ended September 30, 2011 includes $12.8 million in fees related to the VAC acquisition, partially offset by a $1.2 million insurance recovery related to environmental remediation at the Company's closed manufacturing site in Newark, New Jersey.

Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by (used for):
Operating activities	$157.6	$86.5
Investing activities	(41.9)	(690.6)
Financing activities	(82.9)	548.9
Effect of exchange rate changes on cash	0.4	1.0
Net change in cash and cash equivalents	$33.2	$(54.2)

Operating Activities
In the nine months ended September 30, 2012, we continued to generate significant cash flow from operations, as the change in net working capital (defined as inventory plus accounts receivable less accounts payable) contributed positive cash flows of $45.9 million, compared to negative cash flows of $27.2 million in the nine months ended September 30, 2011. Our cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for items such as income taxes, pensions and other items impact reported cash flows.

Investing Activities
Net cash used for investing activities in the nine months ended September 30, 2012 included capital expenditures of $47.0 million primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. Net cash used in investing activities in the nine months ended September 30, 2011 included $669.8 million for the VAC acquisition, and capital expenditures of $26.4 million primarily to support growth and productivity programs and for sustaining operations. Investing cash flows in the nine months ended September 30, 2011 also included proceeds of $9.7 million from the sale of land at the former Manchester, England manufacturing facility.

The Company expects to fund capital expenditures through cash generated from operations and cash on hand at September 30, 2012.

Financing Activities
Net cash used in financing activities in the nine months ended September 30, 2012 included $82.7 million of debt repayments. Net cash provided by financing activities in the nine months ended September 30, 2011 included borrowings of $698.0 million to fund the VAC acquisition including related expenses and a payment of $120.0 million against the Company's former revolving credit line.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of September 30, 2012, most of our cash and cash equivalents were held outside the United States, primarily in Finland, and most of our cash and cash equivalents were denominated in U.S. dollars. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of foreign earnings, and external borrowings. We expect our available cash, operating cash flows and availability under our Senior Secured Credit Facility to be adequate to fund our operating needs and capital expenditures.
Debt and Other Financing Activities
Our Senior Secured Credit Facility includes a $100 million term loan A facility, a $350 million term loan B facility, a €175 million term loan B facility, and a $200 million undrawn revolving credit facility. The term A facility and the revolving credit facility mature on August 2, 2016. The term B facilities mature on August 2, 2017. During the third quarter of 2012, we made a $72.5 million principal payment on the Euro Term B Facility using cash on hand. This payment was in addition to the required minimum debt payments of $10.2 million in the nine months ended September 30, 2012. See Note 5 in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a more complete discussion of the Senior Credit Facility, including interest rates and covenant restrictions.
We believe that cash flow from operations, together with our strong cash position and the availability of funds under the Senior Secured Credit Facility, will be sufficient to meet working capital needs and planned capital expenditures during the next twelve months.
Contractual Obligations
During the third quarter of 2012, we made a $72.5 million principal payment on the Euro Term B Facility using cash on hand. Since December 31, 2011, there have been no other significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in our Form 10-K for the year ended December 31, 2011.
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in market risk exposures from December 31, 2011 to September 30, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

VAC was acquired on August 2, 2011. The acquired VAC business has its own set of disclosure controls and processes that remain in place and will continue until such time that the Company has fully integrated the VAC business into its existing control environment. The Company has instituted internal controls related to the acquired business' financial information to provide reasonable assurance as to the reliability of the information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. VAC will be included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.
Internal Control over Financial Reporting
Except in connection with the VAC integration, there were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the nine months ended September 30, 2012 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired VAC during the third quarter of 2011, and is integrating VAC into the Company's operations, compliance programs and internal control processes. VAC will be included in management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.  Exhibits and Financial Statement Schedules
Exhibits are as follows:

10.1
Amendment No. 1 to the Credit Agreement, dated as of August 1, 2012, among OM Group, Inc. and Harko C.V., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

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
OM GROUP, INC.

Date: November 9, 2012	By:	/s/Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)