Form 10-Q/A
period 2012-03-31
OM GROUP INC
filed 2013-02-19
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q/A
Amendment 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of OM Group, Inc. (the “Company”) for the quarterly period ended March 31, 2012 as originally filed with the Securities and Exchange Commission on May 3, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct and restate the Company's classification of a portion of its Magnetic Technologies costs by reclassifying certain amounts previously reported in Selling, general and administrative (SG&A) expense into Cost of goods sold. The Company is also amending its Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2012 and September 30, 2012 to correct the classification of these costs.

In August 2011, the Company completed the acquisition of VAC Holding GmbH (“VAC”) and formed the Magnetic Technologies segment for that business. In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company is correcting the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit.

The following line items for the three months ended March 31, 2012 have been amended and restated in this Amendment:

(In millions)	Reported	Restated
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2012
Cost of goods sold	$353.3	$366.9
Gross profit	112.8	99.3
SG&A expenses	78.4	64.9

For ease of reference, this Amendment amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made in the following sections:

•	Item 1 - Unaudited Financial Statements

•	Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 - Controls and Procedures

The Company's principal executive officer and principal financial officer have provided new certifications in connection with this Amendment, and those certifications are attached as Exhibits to this Amendment.

Except as described above, no other amendments have been made to the Original Filing, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the date of the Original Filing. This Amendment should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission subsequent to the Original Filing.

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

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Income

	Three Months Ended March 31,
	(restated)
	2012	2011
(In thousands, except per share data)
Net sales	$466,179	$331,345
Cost of goods sold	366,869	249,307
Gross profit	99,310	82,038
Selling, general and administrative expenses	64,874	44,278
Operating profit	34,436	37,760
Other income (expense):
Interest expense	(12,212)	(1,422)
Interest income	152	220
Foreign exchange gain (loss)	(5,021)	475
Other, net	(291)	(5)
	(17,372)	(732)
Income from continuing operations before income tax expense	17,064	37,028
Income tax expense	(5,080)	(5,746)
Income from continuing operations, net of tax	11,984	31,282
Loss from discontinued operations, net of tax	(136)	(240)
Consolidated net income	11,848	31,042
Net (income) loss attributable to noncontrolling interests	101	(390)
Net income attributable to OM Group, Inc. common stockholders	$11,949	$30,652
Earnings per common share — basic:
Income from continuing operations attributable to OM Group, Inc.
common stockholders	$0.38	$1.01
Loss from discontinued operations attributable to OM Group, Inc.
common stockholders	(0.01)	(0.01)
Net income attributable to OM Group, Inc. common
stockholders	$0.37	$1.00
Earnings per common share — assuming dilution:
Income from continuing operations attributable to OM Group, Inc.
common stockholders	$0.38	$1.01
Loss from discontinued operations attributable to OM Group, Inc.
common stockholders	(0.01)	(0.01)
Net income attributable to OM Group, Inc. common
stockholders	$0.37	$1.00
Weighted average shares outstanding
Basic	31,874	30,526
Assuming dilution	32,032	30,695
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$12,085	$30,892
Loss from discontinued operations, net of tax	(136)	(240)
Net income	$11,949	$30,652

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

On August 2, 2011, we completed our acquisition of VAC. The Magnetic Technologies segment consists of VAC. The financial position, results of operations and cash flows of acquisitions are included in the Consolidated Financial Statements from the date of acquisition.

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

Restatement

In August 2011, the Company completed the acquisition of VAC and formed the Magnetic Technologies segment for that business. In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company is correcting the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statement of Consolidated Total Equity or segment net sales and operating profit. The line items that have been amended and restated are set forth below.

Three Months Ended March 31, 2012

(In millions)	Reported	Restated
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2012
Cost of products sold	$353.3	$366.9
Gross profit	112.8	99.3
SG&A expenses	78.4	64.9

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

On August 2, 2011, we completed the acquisition of the outstanding equity interests in VAC for $812.2 million of total consideration. VAC employs approximately 4,500 people, holds over 700 patents, and has principal production facilities in Germany, Slovakia, Finland, China and Malaysia. As a result of the acquisition, we created a new segment named Magnetic Technologies, which consists of VAC.

In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company is correcting the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit. See Note 1 to the unaudited consolidated financial statements for summary tables of the amounts as originally reported and as revised.

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

Executive Overview
As discussed above, we completed the acquisition of VAC during the third quarter of 2011. The increase in net sales in the first quarter of 2012 compared with the first quarter of 2011 was primarily due to the VAC acquisition and stronger Battery Technologies volumes, partially offset by lower prices for sales of products containing cobalt, copper and other metals within Advanced Materials; and decreased volumes within Specialty Chemicals. Operating profit benefited in the first quarter of 2012 from the VAC acquisition and a $2.9 million property sale gain; however, operating profit was lower than the first quarter of 2011 because of lower cobalt prices and reduced volumes in Advanced Materials and reduced sales in Specialty Chemicals. Operating profit in the first quarter of 2012 includes a $15.7 million inventory step-up charge resulting from purchase accounting for the VAC acquisition.

Consolidated Results of Operations
Consolidated results of operations are set forth below for the three months ended March 31,

	(restated)
	2012		2011
(in thousands & percent of net sales)
Net sales	$466,179		$331,345
Cost of goods sold	366,869		249,307
Gross profit	99,310	21.3%	82,038	24.8%
Selling, general and administrative expenses	64,874	13.9%	44,278	13.4%
Operating profit	34,436	7.4%	37,760	11.4%
Other expense, net	(17,372)		(732)
Income tax expense	(5,080)		(5,746)
Income from continuing operations, net of tax	11,984		31,282
Loss from discontinued operations, net of tax	(136)		(240)
Consolidated net income	11,848		31,042
Net (income) loss attributable to noncontrolling interest	101		(390)
Net income attributable to OM Group, Inc. common stockholders	$11,949		$30,652
Earnings per common share — basic:
Income from continuing operations attributable to OM Group, Inc. common stockholders	$0.38		$1.01
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.01)
Net income attributable to OM Group, Inc. common stockholders	$0.37		$1.00
Earnings per common share — assuming dilution:
Income from continuing operations attributable to OM Group, Inc. common stockholders	$0.38		$1.01
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.01)
Net income attributable to OM Group, Inc. common stockholders	$0.37		$1.00
Weighted average shares outstanding
Basic	31,874		30,526
Assuming dilution	32,032		30,695
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$12,085		$30,892
Loss from discontinued operations, net of tax	(136)		(240)
Net income	$11,949		$30,652

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
Gross profit increased to $99.3 million in the three months ended March 31, 2012, compared with $82.0 million in the three months ended March 31, 2011, primarily due to the gross profit from VAC and higher volumes and favorable pricing in Battery Technologies, partially offset by unfavorable price for cobalt, copper and other metals and higher process-based material costs in Advanced Materials and decreased volume in Specialty Chemicals. Excluding VAC acquisition-related charges of $15.7 million, gross profit as a percentage of net sales was 24.7% in the three months ended March 31, 2012 compared with 24.8% in the three months ended March 31, 2011.
Selling, general and administrative expenses (“SG&A”) increased to $64.9 million in the three months ended March 31, 2012 compared with $44.3 million in the three months ended March 31, 2011. The $20.6 million increase was primarily due to $27.4 million of Magnetic Technologies SG&A expenses. Excluding Magnetic Technologies, SG&A as a percentage of net sales excluding VAC was 13.6% in the three months ended March 31, 2012 compared with 13.4% in the three months ended March 31, 2011.
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

Prior to the Original Filing, management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012. Based upon the evaluation at that time, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012. At that time, management excluded VAC from its assessment of the effectiveness of the Company's internal control over financial reporting for the one year period following its acquisition on August 11, 2011, as permitted by SEC guidance.

Since acquiring VAC, the Company has been reviewing and assessing VAC's internal controls and disclosure processes to fully integrate the VAC business into the Company's existing control environment by the end of the twelve month exception period. In the fourth quarter of 2012, as a result of the Company enhancing its financial planning and analysis efforts, the Company discovered a material weakness in the manner that a portion of Magnetic Technologies' costs were being classified beginning in the third quarter of 2011, when the business converted the basis of its financial reporting from International Financial Reporting Standards to U.S. GAAP, as further discussed in the Explanatory Note to this Amendment.

Therefore, in conjunction with the filing of this Amendment and the Company's decision to restate certain financial information contained in this Amendment, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2012. Based on this re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2012 due to the material weakness in internal controls over the classification of certain expenses for US GAAP financial reporting in its recently-acquired Magnetic Technologies business discussed above.

Internal Control over Financial Reporting
Except in connection with the VAC acquisition, there were no changes in the Company's internal control over financial reporting identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended March 31, 2012 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
OM GROUP, INC.

Date: February 19, 2013	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)