Form 10-Q/A
period 2012-06-30
OM GROUP INC
filed 2013-02-19
CIK 899723

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of OM Group, Inc. (the “Company”) for the quarterly period ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct and restate the Company's classification of a portion of its Magnetic Technologies costs by reclassifying certain amounts previously reported in Selling, general and administrative (SG&A) expense into Cost of goods sold. The Company is also amending its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and September 30, 2012 to correct the classification of these costs.

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

The following line items have been amended and restated in this Amendment:

	Reported	Restated	Reported	Restated
(in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2012
Cost of products sold	$380.3	$393.3	$733.7	$760.2
Gross profit	56.2	43.1	169.0	142.4
SG&A expenses	78.3	65.3	156.7	130.2

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

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$317,560	$292,146
Restricted cash on deposit	99,382	92,813
Accounts receivable, less allowance of $5,062 in 2012 and $4,793 in 2011	226,165	212,152
Inventories	478,195	615,018
Refundable and prepaid income taxes	45,289	42,480
Other current assets	51,628	54,833
Total current assets	1,218,219	1,309,442
Property, plant and equipment, net	474,268	482,313
Goodwill	531,428	544,471
Intangible assets, net	427,511	433,275
Notes receivable from joint venture partner, less allowance of $3,100 in 2012 and 2011	16,015	16,015
Other non-current assets	86,495	84,207
Total assets	$2,753,936	$2,869,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,703	$13,265
Accounts payable	107,883	170,466
Liability related to joint venture partner injunction	99,382	92,813
Accrued income taxes	22,370	19,806
Accrued employee costs	38,301	49,699
Deferred income taxes	7,986	23,449
Other current liabilities	80,431	79,026
Total current liabilities	367,056	448,524
Long-term debt	651,594	663,167
Deferred income taxes	137,565	129,945
Pension liabilities	197,523	204,248
Purchase price of VAC payable to seller	86,513	86,513
Other non-current liabilities	58,864	62,032
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,108,212 shares issued in 2012 and 32,073,642 shares issued in 2011	321	320
Capital in excess of par value	629,336	625,515
Retained earnings	695,394	705,784
Treasury stock (216,695 shares in 2012 and 208,157 shares in 2011, at cost)	(7,681)	(7,427)
Accumulated other comprehensive income (loss)	(106,703)	(93,399)
Total OM Group, Inc. stockholders’ equity	1,210,667	1,230,793
Noncontrolling interests	44,154	44,501
Total equity	1,254,821	1,275,294
Total liabilities and equity	$2,753,936	$2,869,723

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	(restated)		(restated)
	2012	2011	2012	2011
(In thousands, except per share data)
Net sales	$436,467	$329,522	$902,646	$660,867
Cost of goods sold	393,329	256,016	760,198	505,323
Gross profit	43,138	73,506	142,448	155,544
Selling, general and administrative expenses	65,301	45,489	130,175	89,767
Operating profit (loss)	(22,163)	28,017	12,273	65,777
Other income (expense):
Interest expense	(11,828)	(1,393)	(24,040)	(2,815)
Interest income	186	467	338	687
Foreign exchange gain (loss)	5,861	(636)	840	(161)
Other, net	(357)	(324)	(648)	(329)
	(6,138)	(1,886)	(23,510)	(2,618)
Income (loss) from continuing operations before income tax (expense) benefit	(28,301)	26,131	(11,237)	63,159
Income tax (expense) benefit	5,544	(330)	464	(6,076)
Income (loss) from continuing operations, net of tax	(22,757)	25,801	(10,773)	57,083
Income (loss) from discontinued operations, net of tax	174	(89)	38	(329)
Consolidated net income (loss)	(22,583)	25,712	(10,735)	56,754
Net (income) loss attributable to noncontrolling interests	244	(1,092)	345	(1,482)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(22,339)	$24,620	$(10,390)	$55,272
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(0.71)	$0.81	$(0.33)	$1.82
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	0.01	—	—	(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(0.70)	$0.81	$(0.33)	$1.81
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(0.71)	$0.80	$(0.33)	$1.81
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	0.01	—	—	(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(0.70)	$0.80	$(0.33)	$1.80
Weighted average shares outstanding
Basic	31,882	30,535	31,878	30,531
Assuming dilution	31,882	30,721	31,878	30,708
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(22,513)	$24,709	$(10,428)	$55,601
Income (loss) from discontinued operations, net of tax	174	(89)	38	(329)
Net income (loss)	$(22,339)	$24,620	$(10,390)	$55,272

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(In thousands)
Consolidated net income (loss)	$(22,583)	$25,712	$(10,735)	$56,754
Foreign currency translation adjustments	(44,208)	6,331	(14,846)	11,295
Reclassification of hedging activities into earnings	(1,488)	(504)	(2,358)	(504)
Tax on reclassification of hedging activities into earnings	365	131	578	131
Unrealized gain (loss) on cash flow hedges	(859)	171	3,805	627
Tax on unrealized gain (loss) on cash flow hedges	237	(34)	(887)	(131)
Pension and post-retirement obligation	202	100	404	200
Net change in accumulated other comprehensive income (loss)	(45,751)	6,195	(13,304)	11,618
Comprehensive income (loss)	(68,334)	31,907	(24,039)	68,372
Comprehensive (income) loss attributable to noncontrolling interests	248	(1,093)	347	(1,486)
Comprehensive income (loss) attributable to OM Group, Inc.	$(68,086)	$30,814	$(23,692)	$66,886

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

	Reported	Restated	Reported	Restated
(in millions)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2012
Cost of products sold	$380.3	$393.3	$733.7	$760.2
Gross profit	56.2	43.1	169.0	142.4
SG&A expenses	78.3	65.3	156.7	130.2

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

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	(restated)				(restated)
	2012		2011		2012		2011
(in thousands & percent of net sales)
Net sales	$436,467		$329,522		$902,646		$660,867
Cost of goods sold	393,329		256,016		760,198		505,323
Gross profit	43,138	9.9%	73,506	22.3%	142,448	15.8%	155,544	23.5%
Selling, general and administrative expenses	65,301	15.0%	45,489	13.8%	130,175	14.4%	89,767	13.6%
Operating profit (loss)	(22,163)	(5.1)%	28,017	8.5%	12,273	1.4%	65,777	10.0%

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(0.71)		$0.80		$(0.33)		$1.81
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	0.01		—		—		(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(0.70)		$0.80		$(0.33)		$1.80

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

VAC inventory purchase accounting step-up and LCM charges in the three and six months ended June 30, 2012 represent charges resulting from purchase accounting for the VAC acquisition and an LCM charge. These charges were a direct result of acquisition accounting and the rare earth price decline from the spike in rare earth prices that occurred since the acquisition of VAC in 2011 and had no impact on the cash balances of the Company and did not impact its liquidity. See Note 13 in our Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for further discussion of the charges related to inventory.

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
Gross profit decreased to $43.1 million in the three months ended June 30, 2012, compared with $73.5 million in the three months ended June 30, 2011, primarily due to unfavorable price for cobalt, copper and other metals, higher process-based material costs in Advanced Materials, and decreased volume in Specialty Chemicals. Excluding the VAC inventory purchase accounting step-up and LCM charges, gross profit as a percentage of net sales was 22.2% in the three months ended June 30, 2012 compared with 22.3% in the three months ended June 30, 2011.
Selling, general and administrative expenses (“SG&A”) increased to $65.3 million in the three months ended June 30, 2012 compared with $45.5 million in the three months ended June 30, 2011. The $19.8 million increase was primarily due to the acquisition of VAC offset by $4.0 million in fees related to the VAC acquisition in the second quarter of 2011.
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
Gross profit decreased to $142.4 million in the six months ended June 30, 2012, compared with $155.5 million in the six months ended June 30, 2011, primarily due unfavorable price for cobalt, copper and other metals, higher process-based material costs in Advanced Materials and decreased volume in Specialty Chemicals, partially offset by the gross profit from VAC and higher volumes and favorable mix in Battery Technologies. Excluding VAC inventory purchase accounting step-up and LCM charges of $69.6 million, gross profit as a percentage of net sales was 23.5% in the six months ended June 30, 2012 compared with 23.5% in the six months ended June 30, 2011.
Selling, general and administrative expenses (“SG&A”) increased to $130.2 million in the six months ended June 30, 2012 compared with $89.8 million in the six months ended June 30, 2011. The $40.4 million increase was primarily due to $52.5 million of Magnetic Technologies SG&A expenses offset by a $2.9 million property sale gain in the six months ended June 30, 2012. In addition, the six months ended June 30, 2011 include $4.0 million in fees related to the VAC acquisition partially offset by a $1.2 million insurance recovery.
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting.

Prior to the Original Filing, management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012. Based upon the evaluation at that time, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012. At that time, management excluded VAC from its assessment of the effectiveness of the Company's internal control over financial reporting for the one year period following its acquisition on August 11, 2011, as permitted by SEC guidance.

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

Therefore, in conjunction with the filing of this Amendment and the Company's decision to restate certain financial information contained in this Amendment, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2012. Based on this re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were ineffective as of June 30, 2012 due to the material weakness in internal controls over the classification of certain expenses for US GAAP financial reporting in its recently-acquired Magnetic Technologies business discussed above.
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