Form 10-Q/A
period 2012-09-30
OM GROUP INC
filed 2013-02-19
CIK 899723

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of OM Group, Inc. (the “Company”) for the quarterly period ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 9, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct and restate the Company's classification of a portion of its Magnetic Technologies costs by reclassifying certain amounts previously reported in Selling, general and administrative (SG&A) expense into Cost of goods sold. The Company is also amending its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012 to correct the classification of these costs.

In August 2011, the Company completed the acquisition of VAC Holding GmbH (“VAC”) and formed the Magnetic Technologies segment for that business. In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company is correcting the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit. The Company has evaluated the error for the period ending December 31, 2011 in accordance with Staff Accounting Bulletin (SAB) 99, SAB 108 and Accounting Standards Codification (ASC) 250 and determined that the impact of the misclassification in 2011 is not material. The Company will make correction of the amounts related to this misstatement for 2011 in its Annual Report on Form 10-K for 2012. The Company has also corrected the misstatement of 2011 amounts for the comparative period in 2011 in this Form 10-QA.

The following line items have been amended and restated in this Amendment:

	Reported	Restated	Reported	Restated
(in millions)	Three Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30	Nine Months Ended September 30
2012
Cost of products sold	$297.4	$310.2	$1,031.0	$1,070.4
Gross profit	97.4	84.6	266.4	227.0
SG&A expenses	75.9	63.1	235.5	196.1

2011
Cost of goods sold	$398.3	$406.2	$903.6	$911.5
Gross profit	16.7	8.8	172.3	164.4
SG&A expenses	71.8	63.9	161.6	153.7

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

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$325,353	$292,146
Restricted cash on deposit	22,791	92,813
Accounts receivable, less allowance of $5,428 in 2012 and $4,793 in 2011	204,253	212,152
Inventories	471,096	615,018
Refundable and prepaid income taxes	39,672	42,480
Other current assets	42,007	54,833
Total current assets	1,105,172	1,309,442
Property, plant and equipment, net	483,277	482,313
Goodwill	538,922	544,471
Intangible assets, net	430,122	433,275
Notes receivable from joint venture partner, less allowance of $3,100 in 2012 and 2011	16,015	16,015
Other non-current assets	88,635	84,207
Total assets	$2,662,143	$2,869,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$10,763	$13,265
Accounts payable	120,736	170,466
Liability related to joint venture partner injunction	22,791	92,813
Accrued income taxes	22,311	19,806
Accrued employee costs	40,593	49,699
Deferred income taxes	8,122	23,449
Purchase price of VAC payable to seller	75,307	—
Other current liabilities	84,439	79,026
Total current liabilities	385,062	448,524
Long-term debt	582,859	663,167
Deferred income taxes	140,193	129,945
Pension liabilities	198,493	204,248
Purchase price of VAC payable to seller	11,252	86,513
Other non-current liabilities	55,742	62,032
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,115,219 shares issued in 2012 and 32,073,642 shares issued in 2011	321	320
Capital in excess of par value	630,665	625,515
Retained earnings	700,902	705,784
Treasury stock (216,695 shares in 2012 and 208,157 shares in 2011, at cost)	(7,681)	(7,427)
Accumulated other comprehensive loss	(79,405)	(93,399)
Total OM Group, Inc. stockholders’ equity	1,244,802	1,230,793
Noncontrolling interests	43,740	44,501
Total equity	1,288,542	1,275,294
Total liabilities and equity	$2,662,143	$2,869,723

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Statements of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(restated)	(restated)	(restated)	(restated)
	2012	2011	2012	2011
(In thousands, except per share data)
Net sales	$394,732	$415,057	$1,297,378	$1,075,924
Cost of goods sold	310,174	406,259	1,070,372	911,582
Gross profit	84,558	8,798	227,006	164,342
Selling, general and administrative expenses	63,080	63,884	196,112	153,651
Gain on sale of property	—	(9,693)	(2,857)	(9,693)
Operating profit (loss)	21,478	(45,393)	33,751	20,384
Other income (expense):
Interest expense	(11,977)	(8,512)	(36,017)	(11,327)
Accelerated amortization of deferred financing fees	(1,249)	—	(1,249)	—
Interest income	192	294	530	981
Foreign exchange gain (loss)	(2,724)	7,425	(1,884)	7,264
Other, net	1,277	(547)	629	(876)
	(14,481)	(1,340)	(37,991)	(3,958)
Income (loss) from continuing operations before income tax expense	6,997	(46,733)	(4,240)	16,426
Income tax expense	(1,756)	(18,421)	(1,292)	(24,497)
Income (loss) from continuing operations, net of tax	5,241	(65,154)	(5,532)	(8,071)
Income (loss) from discontinued operations, net of tax	(148)	234	(110)	(95)
Consolidated net income (loss)	5,093	(64,920)	(5,642)	(8,166)
Net (income) loss attributable to noncontrolling interests	415	(3,334)	760	(4,816)
Net income (loss) attributable to OM Group, Inc. common stockholders	$5,508	$(68,254)	$(4,882)	$(12,982)
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	0.01	—	—
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	0.01	—	—
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)
Weighted average shares outstanding
Basic	31,889	31,382	31,882	30,817
Assuming dilution	32,004	31,382	31,882	30,817
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5,656	$(68,488)	$(4,772)	$(12,887)
Income (loss) from discontinued operations, net of tax	(148)	234	(110)	(95)
Net income (loss)	$5,508	$(68,254)	$(4,882)	$(12,982)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(In thousands)
Consolidated net income (loss)	$5,093	$(64,920)	$(5,642)	$(8,166)
Foreign currency translation adjustments	23,323	(47,303)	8,477	(36,008)
Reclassification of hedging activities into earnings	(2,156)	293	(4,514)	(211)
Tax on reclassification of hedging activities into earnings	527	—	1,105	131
Unrealized gain (loss) on cash flow hedges	4,440	(132)	8,245	495
Tax on unrealized gain (loss) on cash flow hedges	(1,059)	34	(1,946)	(97)
Pension and post-retirement obligation	2,223	100	2,627	300
Net change in accumulated other comprehensive income (loss)	27,298	(47,008)	13,994	(35,390)
Comprehensive income (loss)	32,391	(111,928)	8,352	(43,556)
Comprehensive (income) loss attributable to noncontrolling interests	414	(3,330)	761	(4,816)
Comprehensive income (loss) attributable to OM Group, Inc.	$32,805	$(115,258)	$9,113	$(48,372)

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

Restatement

In August 2011, the Company completed the acquisition of VAC and formed the Magnetic Technologies segment for that business. In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company is correcting the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit. The Company has evaluated the error for the period ending December 31, 2011 in accordance with Staff Accounting Bulletin (SAB) 99, SAB 108 and Accounting Standards Codification (ASC) 250 and determined that the impact of the misclassification in 2011 is not material. The Company will make correction of the amounts related to this misstatement for 2011 in its Annual Report on Form 10-K for 2012. The line items that have been amended and restated, including the immaterial misstatement for the comparative period of 2011 are set forth below.

	Reported	Restated	Reported	Restated
(in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Cost of products sold	$297.4	$310.2	$1,031.0	$1,070.4
Gross profit	97.4	84.6	266.4	227.0
SG&A expenses	75.9	63.1	235.5	196.1

	Reported	Restated	Reported	Restated
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Cost of products sold	$398.3	$406.3	$903.6	$911.6
Gross profit	16.7	8.8	172.3	164.3
SG&A expenses	71.8	63.9	161.6	153.7

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

Refer to Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion regarding the VAC acquisition.

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

At September 30, 2012, there was $8.7 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $1.5 million in the fourth quarter of 2012, $4.6 million in 2013, $2.4 million in 2014 and $0.2 million in 2015 as a component of SG&A. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures and fluctuations in the fair value of restricted stock unit awards.

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

In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company is correcting the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit. The Company has evaluated the error for the period ending December 31, 2011 in accordance with Staff Accounting Bulletin (SAB) 99, SAB 108 and Accounting Standards Codification (ASC) 250 and determined that the impact of the misclassification in 2011 is not material. The Company will make correction of the amounts related to this misstatement for 2011 in its Annual Report on Form 10-K for 2012. The Company has also corrected the misstatement of 2011 amounts for the comparative period in 2011 in this Form 10-QA. See Note 1 to the unaudited consolidated financial statements for summary tables of the amounts as originally reported and as revised.

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

For the quarter ended
September 30, 2012
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$15,969	$3,659	$9,077	$5,926	$(13,153)	$21,478
VAC inventory purchase accounting step-up and LCM charges	224	—	—	—	—	224
Pension settlement expense	—	—	—	—	2,469	2,469
Gain on sale of property	—	—	—	—	—	—
Adjusted operating profit	$16,193	$3,659	$9,077	$5,926	$(10,684)	$24,171

September 30, 2011
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(77,901)	$20,767	$24,719	$3,742	$(16,720)	$(45,393)
VAC inventory purchase accounting step-up and LCM charges	93,517	—	—	—	—	93,517
Acquisition-related fees	2,355	—	—	—	8,800	11,155
Gain on sale of property	—	—	(9,693)	—	—	(9,693)
Adjusted operating profit	$17,971	$20,767	$15,026	$3,742	$(7,920)	$49,586

For the nine months ended
September 30, 2012
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(274)	$15,693	$33,294	$17,644	$(32,606)	$33,751
VAC inventory purchase accounting step-up and LCM charges	69,844	—	—	—	—	69,844
Pension settlement expense	—	—	—	—	2,469	2,469
Gain on sale of property	—	—	(2,857)	—	—	(2,857)
Adjusted operating profit	$69,570	$15,693	$30,437	$17,644	$(30,137)	$103,207

September 30, 2011
(in thousands)	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Corporate	Consolidated
Operating profit (loss) - as reported	$(77,901)	$69,748	$56,311	$12,567	$(40,341)	$20,384
VAC inventory purchase accounting step-up and LCM charges	93,517	—	—	—	—	93,517
Acquisition-related fees	2,355	—	—	—	12,800	15,155
Gain on sale of property	—	—	(9,693)	—	—	(9,693)
Adjusted operating profit	$17,971	$69,748	$46,618	$12,567	$(27,541)	$119,363

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	2012	2011	2012	2011
Earnings per common share — assuming dilution
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$0.18	$(2.18)	$(0.15)	$(0.42)
VAC inventory purchase accounting step-up and LCM charges, net of tax	—	2.10	1.51	2.14
Acquisition-related fees, net of tax	—	0.32	—	0.45
Pension settlement expense, net of tax	0.08	—	0.08	—
Gain on sale of property, net of tax	—	(0.27)	(0.09)	(0.27)
Accelerated amortization of deferred financing fees, net of tax	0.04	—	0.04	—
Effect of applying annual effective income tax rate to actual year-to-date pre-tax income	(0.05)	1.44	0.09	1.46
Other discrete tax items, net	—	(0.14)	—	(0.21)
Adjusted income from continuing operations attributable to OM Group, Inc. common stockholders	$0.25	$1.27	$1.48	$3.15

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	(restated)	(restated)	(restated)	(restated)
	2012	2011	2012	2011
(in thousands except per share data)
Net sales	$394,732	$415,057	$1,297,378	$1,075,924
Cost of goods sold	310,174	406,259	1,070,372	911,582
Gross profit	84,558	8,798	227,006	164,342
Selling, general and administrative expenses	63,080	63,884	196,112	153,651
Gain on sale of property	—	(9,693)	(2,857)	(9,693)
Operating profit (loss)	$21,478	$(45,393)	$33,751	$20,384

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5,656	$(68,488)	$(4,772)	$(12,887)
Income (loss) from discontinued operations, net of tax	(148)	234	(110)	(95)
Net income (loss)	$5,508	$(68,254)	$(4,882)	$(12,982)

Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.18	$(2.18)	$(0.15)	$(0.42)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	0.01	—	—
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(2.17)	$(0.15)	$(0.42)

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
Gross profit increased to $84.6 million in the three months ended September 30, 2012, compared with $8.8 million in the three months ended September 30, 2011, primarily due to lower VAC inventory purchase accounting step-up charges and higher volumes and improved price/mix in Battery Technologies, partially offset by unfavorable prices in Advanced Materials and decreased volumes in Specialty Chemicals.
SG&A decreased to $63.1 million in the three months ended September 30, 2012 compared with $63.9 million in the three months ended September 30, 2011. The $0.8 million decrease was primarily due to $11.2 million in fees related to the VAC acquisition in the third quarter of 2011, partially offset by a full quarter of VAC SG&A expenses in the third quarter of 2012. The third quarter of 2012 includes a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our defined benefit pension plans.
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
Gross profit increased to $227.0 million in the nine months ended September 30, 2012, compared with $164.3 million in the nine months ended September 30, 2011, primarily due to the gross profit from increased sales as a result of the VAC acquisition, and favorable mix and higher volumes in Battery Technologies, partially offset by unfavorable prices and decreased volume in Advanced Materials and decreased volume in Specialty Chemicals. Excluding VAC inventory purchase accounting step-up and LCM charges, gross profit as a percentage of net sales was 22.9% in the nine months ended September 30, 2012 compared with 24.0% in the nine months ended September 30, 2011.
SG&A increased to $196.1 million in the nine months ended September 30, 2012 compared with $153.7 million in the nine months ended September 30, 2011. The $42.4 million increase was primarily due to the 2011 period including only two months of SG&A for VAC. The nine months ended September 30, 2012 includes a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our defined benefit pension plans. In addition, the nine months ended September 30, 2011 include $15.2 million in fees related to the VAC acquisition.
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

Prior to the Original Filing, management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012. Based upon the evaluation at that time, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012. At that time, management excluded VAC from its assessment of the effectiveness of the Company's internal control over financial reporting for the one year period following its acquisition on August 11, 2011, as permitted by SEC guidance.

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

Therefore, in conjunction with the filing of this Amendment and the Company's decision to restate certain financial information contained in this Amendment, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2012. Based on this re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were ineffective as of September 30, 2012 due to the material weakness in internal controls over the classification of certain expenses for US GAAP financial reporting in its recently-acquired Magnetic Technologies business discussed above.
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