Form 10-K
period 2012-12-31
OM GROUP INC
filed 2013-02-28
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012	Commission file number 001-12515
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

127 Public Square, 1500 Key Tower, Cleveland, Ohio (Address of principal executive offices)	44114-1221 (Zip Code)
216-781-0083
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 29, 2012 was approximately $615.0 million.
As of January 31, 2013 there were 32,386,416 shares of Common Stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 7, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OM Group, Inc.

PART I

Item 1.  Business

Overview
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a diversified industrial growth company serving attractive global markets, including automotive systems, electronic devices, aerospace, general industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product innovation and new market and customer development; to grow strategically through synergistic acquisitions; and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value. The Company is a Delaware Corporation and was formed in 1991.

During 2012, we operated in four business platforms, each of which is a reported segment. Further discussion of and financial information for these segments, including external sales, operating profit and total assets, is contained in Note 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

On January 21, 2013, we announced that we signed definitive agreements to exit our Advanced Materials business. We will sell our downstream business, including our cobalt refinery assets in Kokkola, Finland, to a joint venture majority-owned by a subsidiary of Freeport-McMoRan Copper & Gold Inc., and the transfer of our equity interests in our Democratic Republic of Congo-based joint venture (known as GTL) to the other GTL joint venture partners. The transactions, which are expected to be completed by April 30, 2013, may yield total potential cash consideration of up to $435 million, including $325 million of initial proceeds at closing, plus the potential for up to an additional $110 million based on the business achieving certain revenue targets over a period of three years.

The Company consists of the following segments:

Magnetic Technologies segment
The Magnetic Technologies segment develops, manufactures and distributes differentiated, high-performance, industrial-use magnetic materials and related products and systems with exceptional magnetic and/or physical properties. A large majority of our products are specially designed and manufactured for specific customers. We offer the complete range of magnetic technology products, from magnetically soft products to the most powerful permanent magnets in the world. Our products are sold into a wide array of end markets, including automotive systems, electrical installation technology, general industrial, retail and renewable energy. We sell the majority of our products directly to original equipment manufacturers who incorporate them into their sub-assemblies and final assemblies. At December 31, 2012 and 2011, backlog was $101.3 million and $132.1 million, respectively. The entire December 2012 backlog is expected to be converted into sales during the next twelve months.

We believe we are a market leader for many of our applications within our primary geographic markets; however, the competitive landscape remains fragmented with many competitors, and no single competitor has significant market share and geographic coverage.

Magnetic Technologies uses nickel, cobalt and rare earth materials, primarily dysprosium and neodymium, to produce its products. The supply of these rare earths is currently concentrated in China and was constrained in 2011, resulting in significant price increases during 2011. These prices declined significantly throughout 2012, and additional non-Chinese sources of supply are expected to develop in the coming years. Please see Risk Factors for important information regarding rare earth raw materials.

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share.
Battery Technologies segment
The Battery Technologies segment provides advanced batteries, battery management systems, and energetic devices for defense, aerospace and medical markets. We sell these products directly to customers who incorporate them into sub-assemblies. The business is also focused on developing products, technologies and applications for emerging markets, including commercial aerospace, alternative energy storage and oil & gas.

At December 31, 2012, backlog was $128.0 million as compared with $122.9 million at December 31, 2011. At December 31, 2012, $14.6 million of the backlog is not expected to be converted into sales during the next twelve months.

We believe we are a market leader for defense and aerospace applications in the U.S due to our innovation, reliability and long-standing relationships with key customers. There are few competitors qualified to supply into our principal markets. The segment's top three customers account for over half of its sales. The segment is a prime contractor or subcontractor for numerous U.S. Government programs, including U.S. Government customers. Please see "Risk Factors" for important information regarding U.S. government contracts and programs.

The segment is focused on developing new battery chemistries, expanding the markets it serves and developing products and technologies for emerging applications.

Specialty Chemicals segment
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic and industrial applications, and photomasks used by customers to produce semiconductors and related products. The majority of our sales are directly to customers. Orders are quickly filled, and backlog is not material in this segment.

We believe we are a market leader for our products in several of the markets we serve, including electronic devices, coatings and additives. Our customer base in this segment requires significant technical support and high-quality formulations and products that meet stringent requirements and quality specifications. New products and customers often require a long qualification process.

We are focused on providing innovative products that meet specific customer requirements and expanding our geographical reach.

Advanced Materials segment
As discussed above, in January 2013 the Company entered into agreements to exit this business. During 2012 and through the date of sale, this business manufactures inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also has a 55% interest in GTL.

To assist in the transition of the downstream business, the Company entered into two agreements with the buyer pursuant to which: (1) OMG will act as intermediary in a supply agreement between GTL and a joint venture majority-owned by a subsidiary of Freeport-McMoRan Copper & Gold Inc., in back-to-back arrangements for a period of at least two years subject to delivery of a minimum of 7000 MT of cobalt feed, this arrangement is extendable for up to an additional six months in order to deliver a minimum of 7000 MT of cobalt feed; and, (2) OMG will continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of one year after the closing. These agreements are expected to result in minimal profit or cash flow for OMG and will be reported in the Advanced Materials segment until the agreements expire.
Raw Materials
The Company uses a variety of raw materials purchased from a broad supplier base. The primary raw materials used by Magnetic Technologies were nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium.  Unrefined cobalt is the principal raw material used by Advanced Materials. Multiple suppliers are generally available for each of these materials; however, some raw materials are sourced from a single supplier. Rare earth materials, principally neodymium and dysprosium, are critical to the production of certain Magnetic Technologies products and currently are available from a limited number of suppliers, primarily in China. Temporary shortages of raw materials may occasionally occur and cause short-term price increases. Historically, these shortages have not resulted in lack of availability of raw materials. The Company also uses certain raw materials that must be qualified prior to being used in production. For these raw materials, changes in suppliers may result in disruption of production, forward purchasing of contract requirements or re-qualification expenses.

During periods of rapidly changing prices of key raw materials, there may be price lags that can positively or negatively impact the short-term profitability and cash flow from operations of the Company. Declines in the selling prices of the Company's finished goods, which can result from decreases in the market price of raw materials or other factors, can result in the Company's inventory carrying value being written down to a lower market value.

Foreign Operations
The Company has operations in North America, Europe and Asia-Pacific, with the majority of its operations located outside of the United States. The Company markets its products worldwide and purchases important raw materials from suppliers located outside of the United States. Although a significant portion of the Company's raw material purchases and product sales are based on the U.S. dollar, sales at certain locations, prices of certain raw materials, certain non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices affect the Company's operating results. The primary currencies for which the Company has foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Congolese Franc, Chinese Renminbi and the Canadian Dollar. Please see "Risk Factors" for additional information regarding our foreign operations and Note 17 to the accompanying consolidated financial statements to this Annual Report on Form 10-K for financial information about geographic areas.
Research and Development
The Company's research and development programs are part of its strategy to grow the business through new products, applications and markets.  Research and development expenses were approximately $32.5 million in 2012, $24.8 million in 2011 and $11.8 million in 2010.  The increases in 2012 and 2011 are primarily due to the acquisition of VAC in August 2011. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.
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

Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, the Company faces exposure from actual and potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations and the continuing improvements in remediation techniques. Taking these factors into consideration, the Company estimates the undiscounted costs of remediation, which will be incurred over several years, and accrues an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. The Company continually evaluates the adequacy of its reserves and adjusts the reserves when determined to be appropriate. Ongoing environmental compliance costs, which are expensed as incurred, were approximately $15.3 million in 2012 and $13.2 million in 2011. The Company anticipates that it will continue to incur compliance costs for the foreseeable future; however, the amount and timing of future environmental expenditures could vary significantly. The Company believes that its ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not materially adversely affect its financial condition or results of operations.
Employees
At December 31, 2012, the Company had 6,800 full-time employees, including 380 at the Company's consolidated joint venture, with whom we believe we have good relations.
SEC Reports
The Company makes available, free of charge, through its website, (www.omgi.com) its reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission. A copy of any of these documents is available in print, free of charge, to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Investor Relations. The SEC maintains an internet website at http://www.SEC.gov that contains the Company's report proxy statements and other information. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
Overall demand for our products and our profitability may be adversely affected by changes in global economic conditions, including inflationary or deflationary pressures; interest rates; access to and functioning of capital markets; consumer and business spending rates; and higher commodity, raw material and fuel costs. Current uncertainty regarding global economic conditions could lead to reduced demand for our products, reduced profitability, and increased payment delays or defaults. We are limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn in light of certain fixed costs associated with our operations.

Extended business interruption at our key facilities could have an adverse impact on operating results.
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders. Our facilities in Finland, Germany, the United States, Taiwan and the DRC are critical to our business, and any damage to or other conditions significantly interfering with the operation of our facilities, such as an interruption of our supply lines or work stoppages, could have a material adverse effect on our business, financial condition and results of operations.

We are at risk from fluctuations in the price and uncertainties in the supply of cobalt, rare earth materials and other raw materials.
Unrefined cobalt is the principal raw material we use in manufacturing Advanced Materials products, and nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium, are the primary raw materials used by Magnetic Technologies. Fluctuations in the price of cobalt, rare earth materials and other raw materials have been significant in the past and we believe price fluctuations are likely to occur in the future. Our ability to pass increases in raw material costs through to our customers by increasing the selling prices of our products is an important factor in our business. We cannot guarantee that we will be able to maintain an appropriate differential between customer prices and our costs at all times, which could lead to reduced profitability. In addition, we may be required under U.S.GAAP accounting rules to write down the carrying value of our inventory when cobalt, rare earth and other raw material prices decrease.

There are a limited number of supply sources for unrefined cobalt, primarily the DRC, Finland and Russia. Rare earth materials are available from a limited number of suppliers, primarily in China. Political and civil instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties, quotas or embargoes, may affect the market price and availability of raw materials, including cobalt and rare earth materials, particularly from the DRC and China, respectively. If a substantial interruption should occur in the supply of cobalt or rare earth materials, we may not be able to obtain other sources of supply in a timely fashion or at a reasonable price. A substantial increase in the price or an interruption in supply of cobalt or rare earth materials may cause our customers to look for substitute materials or processes which could lead to reduced demand for our products.

We intend to seek additional acquisitions, but we may not be able to identify attractive targets, complete transactions, or successfully integrate acquired companies, which could adversely affect our strategy.
Our strategy anticipates growth partly through future acquisitions; however, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly-acquired businesses could be compromised if we fail to retain key personnel or fail to execute effective integration plans. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize. We also may incur costs and divert management attention for potential acquisitions that are never consummated. Acquisitions could result in the incurrence of additional debt, costs and contingent liabilities.

There may be liabilities of the acquired companies that we fail to properly determine during the due diligence investigation and for which we, as a successor owner, may be responsible. Indemnities and warranties obtained from the seller may not fully cover the liabilities due to limitations in scope, amount, duration, financial limitations of the indemnitor or warrantor or other reasons.

On January 21, 2013 we announced the signing of definitive agreements to exit our Advanced Materials business, but the arrangements are subject to customary closing conditions, including regulatory approvals, which might prevent their successful completion. The divestiture of our Advanced Materials business, including the sale of our refinery assets in Kokkola, Finland to a joint venture majority-owned by a subsidiary of Freeport-McMoRan Copper & Gold, Inc., and the transfer of the Company's equity interest in its DRC-based joint venture (GTL) to our current partners in GTL , are the final steps in exiting our legacy commodity businesses. The closing of the sale of the Advanced Materials business is subject to regulatory approvals in 5 jurisdictions and other customary conditions. While we do not believe that there are any issues that would delay or impede regulatory approvals or completion of the other closing conditions, there can be no assurances that all closing conditions will be met and the divestiture completed.

A portion of the purchase price for the Advanced Materials business is contingent on the business achieving certain revenue targets over a period of three years, over which time we may receive all, a portion or none of the $110 million.
In connection with the divestiture of our Advanced Materials business $110 million of the purchase price is subject to the buyer, a joint venture majority-owned by a subsidiary of Freeport-McMoRan Copper & Gold, Inc., achieving certain revenue targets over a period of three years. The achievement of those targets is subject to a number of factors not within our control, including cobalt metal price, the supply of unrefined cobalt and sales volumes. Accordingly, over the three year period following the closing, we may receive all, a portion or none of the $110 million contingent purchase price.

Our indebtedness may impair our ability to operate our business successfully.
The terms of our indebtedness could adversely affect our ability to finance future operations or capital needs and pursue available business opportunities. The terms of our Senior Secured Credit Facility contain various provisions that limit our ability to, among other things, incur additional indebtedness, make investments, sell assets and return capital to stockholders through dividends. These restrictions could place us at a competitive disadvantage against less levered competitors. In addition we are exposed to increases in interest rates since some of our borrowings have variable interest rate provisions.

In addition, our Senior Secured Credit Facility requires us to maintain specified financial ratios, satisfy certain financial condition tests, and repay our indebtedness when it becomes due. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these requirements. We cannot assure that we will meet those requirements or that the lenders will waive any failure to meet those requirements. A breach of any of these covenants or any other restrictive covenants contained in our Senior Secured Credit Facility would result in an event of default. An event of default could result in the holders of the affected indebtedness declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts or secure new financing, Senior Secured Credit Facility lenders could proceed against the collateral pledged to them, which is a substantial portion of our assets.

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
Conducting business outside the U.S subjects the Company to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. These risks include currency rate fluctuations, political instability, civil unrest or labor difficulties; inconsistent support of legal rights; difficulty collecting receivables and longer customer payment cycles; unexpected additional taxes, tariffs, restrictions on capital flows, and restrictions on trade; and unexpected adverse changes in foreign laws or regulatory requirements. Furthermore, unexpected and dramatic devaluations of currencies in developing or emerging markets, could negatively affect the value of our earnings from, and of the assets located in, those markets.

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
The majority of our cash and cash equivalents are held outside the United States. If a substantial amount of cash were required in the United States for debt repayment, capital expenditures or other initiatives including future acquisitions, we may be required to repatriate funds to the United States with potentially unfavorable tax consequences or otherwise finance the desired activity.

We are subject to stringent environmental regulation that could cause us to incur unanticipated costs or liabilities and could affect sales of our products.
We have expended, and may be required to expend in the future, substantial funds for compliance with laws and regulations relating to the storage, handling, disposal, emission and discharge of materials into the environment. In addition, we may from time to time be subjected to claims for personal injury, property damages or natural resource damages made by third parties or regulators. Given the many uncertainties involved in assessing liability for environmental claims or fully anticipating the scope of unknown contamination and remediation, our current reserves may prove to be insufficient.

In addition, new or revised governmental regulations relating to health, safety and the environment may affect demand for our products. For example, the European Union's REACH legislation, which has established a system to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry, could affect our ability to sell certain products. Such new or revised regulations may result in heightened concerns about the chemicals involved and in additional requirements being placed on the production, handling, or labeling of these chemicals and may increase the cost of producing them, transporting them and/or limit the use of such chemicals or products containing such chemicals, which could lead to a decrease in demand. Similar legislation is being implemented in several other areas of the world. As a result of these regulations, customers may avoid purchasing some products in favor of perceived environmentally sensitive, less hazardous or less costly alternatives.

We may not be able to respond effectively to technological changes in our industry or in our customers' products.
Our future business success will depend in part upon our ability to continue to enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Moreover, technological and other changes in our customers' products or processes may render some of our products obsolete, which would reduce the demand for those products. In addition, technical advances by competitors may lead to production of less expensive or more effective products could reduce future sales.

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
We depend on several large customers for a significant portion of our business. For example, sales to the top three customers in the Battery Technologies segment represented over half of Battery Technologies' net sales in 2012. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or their unwillingness or inability to perform their obligations under the agreements, could adversely affect us. In addition, any material adverse change in the financial condition of any of our major customers could have similar adverse effects.

We operate in very competitive industries.
We have many competitors. Some of our principal competitors have greater financial and other resources and greater brand recognition than we have. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. As a result of the competitive environment in the markets in which we operate, we currently face and will continue to face pressure on the sales prices of our products from competitors and large customers. With these pricing pressures, we may experience future reductions in the profit margins on our sales, or may be unable to pass on future raw material price or operating cost increases to our customers, or incur to a sudden loss of business.

We believe that industry consolidation among our peers could result in stronger competitors with greater financial and other resources that are better able to compete for customers.

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

Our Battery Technologies segment maintains contracts with the United States Government and is subject to government regulations and uncertain levels of funding or modification due to changes in customer priorities and potential termination.
U.S. Government contracts are subject to specific regulations including those related to employment practices, environmental protection, recordkeeping and accounting. These laws impact how we transact business with our governmental clients and, in some instances, impose significant costs on our business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even debarred from government contracting or subcontracting which would reduce our sales and profits. Non-compliance with government regulations could also result in financial penalties, disallowed payments to us, and criminal prosecution.

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. We cannot predict the extent to which funding will be provided as part of the budgets ultimately approved by Congress. In the event that appropriations for any of our or our customers' programs are impacted, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government. We also cannot predict the impact of potential changes in priorities due to sequestration, military transformation and planning and/or the nature of war-related activity on related programs.

We are at risk as a result of current circumstances and developments regarding the DRC.
A substantial amount of our supply of cobalt is sourced from the DRC, a nation that has historically experienced outbreaks of political instability, changes in national and local leadership, financial crises and basic infrastructure challenges. GTL has experienced an increase in claims by DRC national and local government agencies for additional taxes and customs duties and we cannot predict whether GTL will receive additional claims in the future.

Failure to retain and recruit key personnel would harm our ability to meet key objectives.
Our key personnel are critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain key personnel and other capable management personnel. It is particularly important that we retain our senior management group that is responsible for implementing our strategy. If we were not able to attract and retain talented personnel and replace key personnel should the need arise, we may not successfully execute our strategy.

Our stock price may continue to be volatile.
Historically, our common stock has experienced substantial price volatility. In addition, the stock market has experienced and continues to experience significant price and volume volatility that has often been unrelated to our operating performance. These broad market fluctuations may adversely affect the market price of our common stock.

Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.
Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions and represents the excess of cost over the fair value of the identifiable net assets we acquired. We assess at least annually whether there has been any impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for acquired businesses decline, if significant and prolonged negative industry or economic trends continue, if our stock price and market capitalization declines, or if future cash flow estimates decline, we could incur under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and equity book value, the effect of which could be material.

Item 1B.  Unresolved Staff Comments
None.

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
The number, type, location and size of the Company's properties as of December 31, 2012, by segment, are set forth below:

	Number and Nature of Facilities			Square Footage (in thousands)
Segment	Manufacturing	Warehouse	Sales/Service	Owned	Leased
Magnetic Technologies	6	6	15	1,464	359
Advanced Materials	2	2	2	804	2
Specialty Chemicals	16	16	15	606	486
Battery Technologies	8	9	9	408	135

	Locations				Leased Facilities Expiration Dates (years)
Segment	North America	Europe	Asia	Other	Minimum	Maximum
Magnetic Technologies	1	4	10	—	1	10
Advanced Materials	—	1	2	1	1	2
Specialty Chemicals	12	9	7	—	1	29
Battery Technologies	5	—	—	—	3	9

Item 3.  Legal Proceedings
The Company is a party to various legal and administrative proceedings incidental to its business. We believe that disposition of all suits and claims related to our ordinary course of business should not in the aggregate have a material adverse effect on the Company’s financial position or results of operations.

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

Joseph Scaminace - 59
Chairman and Chief Executive Officer (August 2005)

Christopher M. Hix - 50
Vice President and Chief Financial Officer (January 2012)
Vice President and Chief Financial Officer, Robbins & Myers, Inc. (August 2006 - December 2011)

Valerie Gentile Sachs - 57
Vice President, General Counsel and Secretary (September 2005)

Stephen D. Dunmead - 49
Vice President and General Manager, Specialties (January 2006) - Mr. Dunmead announced his resignation effective February 28, 2013

Gregory J. Griffith - 57
Vice President, Strategic Planning and Development (May 2012)
Vice President, Strategic Planning, Development and Investor Relations (February 2007)

Michael V. Johnson - 61
Vice President, Human Resources (November 2010)
Senior Vice President, Human Resources, FXI Foamex Innovations (January 2008 - October 2010)
Human Resources Consultant (September 2006 - January 2008)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2012, the number of record holders of the Company’s common stock was 989.
The high and low market prices for the Company’s common stock for each quarter during the past two years are presented in the table below:

	2012			2011
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend
First quarter	$31.26	$22.76	$—	$39.85	$33.43	$—
Second quarter	$28.09	$16.72	$—	$40.67	$31.72	$—
Third quarter	$21.86	$15.12	$—	$41.88	$25.50	$—
Fourth quarter	$22.30	$17.40	$—	$30.39	$20.13	$—
We intend to continue to retain earnings for use in the operation and expansion of the business and therefore do not anticipate paying cash dividends in 2013.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
(In millions, except per share data)
Income Statement Data:
Net sales	$1,637.8	$1,514.5	$1,196.6	$871.7	$1,736.8
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(38.6)	$42.1	$82.6	$(19.4)	$134.9
Income (loss) from discontinued operations, net of tax	(0.3)	(0.1)	0.7	1.5	0.1
Net income (loss)	$(38.9)	$42.0	$83.3	$(17.9)	$135.0
Net income (loss) per common share attributable to OM Group, Inc. common stockholders — diluted:
Continuing operations	$(1.21)	$1.35	$2.70	$(0.64)	$4.45
Discontinued operations	(0.01)	—	0.03	0.05	—
Net income (loss)	$(1.22)	$1.35	$2.73	$(0.59)	$4.45
Balance Sheet Data:
Cash and cash equivalents	$227.6	$292.1	$400.6	$355.4	$244.8
Total assets	$2,499.4	$2,873.8	$1,772.7	$1,441.1	$1,434.4
Long-term debt, excluding current portion	$454.1	$663.2	$90.0	$—	$26.1
Cash Flow Data:
Net cash provided by operating activities	$208.4	$124.8	$126.6	$165.4	$172.1
Results for 2012 include $55.9 million of charges related to VAC inventory purchase accounting step-up, pension settlement expense of $2.5 million pre-tax, $2.9 million pre-tax gain recognized on the sale of property in China, $6.5 million acceleration of deferred financing fees and an EPT escrow settlement of $6.0 million pre-tax. See note 3 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
Results for 2011 include pre-tax acquisition-related charges recorded in Magnetic Technologies of $111.2 million, Corporate acquisition-related fees of $15.4 million and a $9.7 million pre-tax gain recognized on the sale of land.
Results for 2010 include Battery Technology acquisition-related charges of $3.2 million pre-tax and Corporate acquisition-related fees of $2.2 million pre-tax.
Results for 2009 include a $37.5 million pre-tax goodwill impairment charge, a $12.7 million pre-tax restructuring charge and a $4.7 million pre-tax gain on termination of the retiree medical plan.
Results for 2008 include an $8.8 million pre-tax goodwill impairment charge and a $46.6 million tax benefit related to an election to take foreign tax credits on prior year U.S. tax returns.
In 2012 we changed from the cost method to the equity method of accounting for an investment in China. The Company recorded a retrospective adjustment to the investment balance, results of operations and retained earnings as if the equity method had been in effect during all previous periods since August 2011 in which the investment was acquired. The effect of the change to the Company's 2011 consolidated results of operations was to increase other income by $4.1 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

General
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a diversified industrial growth company serving attractive global markets, including automotive systems, electronic devices, aerospace, general industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product innovation and new market and customer development, to grow strategically through synergistic acquisitions, and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

On August 2, 2011, the Company completed the acquisition of the outstanding equity interests in VAC Holding GmbH (“VAC”) for $812.2 million of total consideration and formed the Magnetic Technologies segment for that business.

In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses ("SG&A") since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company corrected the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit. The Company has evaluated the error for the period ending December 31, 2011 in accordance with Staff Accounting Bulletin (SAB) 99, SAB 108 and Accounting Standards Codification (ASC) 250 and determined that the impact of the misclassification in 2011 is not material. The Company made correction of the amounts related to this misstatement for 2011 in this Annual Report for 2012.

On January 21, 2013, the Company announced that it signed definitive agreements to exit its Advanced Materials business. These agreements include the sale of its downstream business, including its cobalt refinery assets in Kokkola, Finland, to a joint venture majority-owned by Freeport-McMoRan Copper & Gold Inc. and the transfer of its equity interests in its Democratic Republic of Congo (DRC)-based joint venture (known as GTL) to the other GTL joint venture partners. The transactions, which are expected to be completed by April 30, 2013, may yield total potential cash consideration of up to $435 million, including $325 million on initial proceeds at closing, plus the potential for up to an additional $110 million based on the business achieving certain revenue targets over a period of three years.

The Company operates in four business platforms, each of which is a reported segment. Further discussion of and financial information for these segments, including external sales, operating profit and total assets, is contained in Note 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.
Magnetic Technologies segment
The Magnetic Technologies segment develops, manufactures and distributes differentiated, high-performance industrial-use magnetic materials and related products and systems with exceptional magnetic and/or physical properties for a wide array of end markets, including automotive systems, electrical installation technology, general industrial, retail and renewable energy.
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

Advanced Materials segment
As discussed above, in January 2013 the Company entered into agreements to exit this business. During 2012 and through the date of sale, this business manufactures inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also has a 55% interest in GTL.

Related to our exit from this business and to assist in the transition of the downstream portion of the business to the new owner, we entered into two agreements pursuant to which: (1) We will act as intermediary in a supply agreement between GTL and the Kokkola refinery in back-to-back arrangements for a period of at least two years subject to delivery of a minimum of 7000 MT of cobalt feed. This arrangement is extendable for up to an additional six months in order to deliver a minimum of 7000 MT of cobalt feed; and, (2) We will continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of one year after the closing. These agreements are expected to result in minimal profit or net cash flow for us. The related activity will be reported in the Advanced Materials segment until the agreements expire. After the expiration of these agreements, the Advanced Materials segment is expected to be discontinued and no longer be reported.

Executive Overview
As discussed above, we completed the acquisition of VAC during the third quarter of 2011. The increase in consolidated sales in 2012 compared to 2011 is due primarily to a full twelve months of sales of VAC in the current year. Sales and operating profits in Magnetic Technologies were bolstered in early 2012 by the positive effects of rare-earth pricing. However, as rare-earth pricing retreated throughout 2012, these pricing benefits trended downward and then were essentially absent by fourth quarter 2012, when the Company recorded a lower of cost or market charge to write-down the value of its inventory to market. In Battery Technologies, the increase in sales and operating profit in 2012 was due primarily to non-U.S. defense sales, as well as higher medical volumes. In Specialty Chemicals, sales and operating profit were down due primarily to lower volumes, which were negatively impacted by the Thailand flooding in the early part of the year, a weak electronics market and a weak European economy. In Advanced Materials, sales and operating profit were negatively impacted by the lower cobalt and copper price compared to prices in 2011, as well as lower volumes due to product demand weakness in Europe.

Consolidated Operating Results for 2012, 2011 and 2010
Set forth below is a summary of the Statements of Consolidated Operations for the years ended December 31,

	2012		2011		2010
			(restated)
(in thousands & percent of net sales)
Net sales	$1,637,791		$1,514,535		$1,196,646
Cost of goods sold	1,381,441		1,258,649		911,958
Gross profit	256,350	15.7%	255,886	16.9%	284,688	23.8%
Selling, general and administrative expenses	260,519	15.9%	229,052	15.1%	162,042	13.5%
Gain on sale of property	(2,857)		(9,693)		—
Operating profit (loss)	(1,312)	(0.1)%	36,527	2.4%	122,646	10.2%
Other expense, net	(47,137)		(7,584)		(15,331)
Income tax (expense) benefit	2,771		17,796		(29,656)
Income (loss) from continuing operations, net of tax	(45,678)		46,739		77,659
Income (loss) from discontinued operations, net of tax	(266)		(59)		726
Consolidated net income (loss)	(45,944)		46,680		78,385
Net (income) loss attributable to noncontrolling interest	7,063		(4,669)		4,989
Net income (loss) attributable to OM Group, Inc. common stockholders	$(38,881)		$42,011		$83,374
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(1.21)		$1.35		$2.72
Income from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		—		0.02
Net income (loss) attributable to OM Group, Inc. common stockholders	$(1.22)		$1.35		$2.74
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(1.21)		$1.35		$2.70
Income from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		—		0.03
Net income (loss) attributable to OM Group, Inc. common stockholders	$(1.22)		$1.35		$2.73
Weighted average shares outstanding
Basic	31,885		31,079		30,433
Assuming dilution	31,885		31,244		30,565
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(38,615)		$42,070		$82,648
Income from discontinued operations, net of tax	(266)		(59)		726
Net income (loss)	$(38,881)		$42,011		$83,374

The Company is providing adjusted operating profit (loss), adjusted EBITDA, and adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution, which are non-GAAP financial measures. The tables below present reconciliations of these amounts to the comparable U.S. GAAP amounts. The Company believes that the non-GAAP financial measures presented in the tables facilitate a comparative assessment of the Company's operating performance and enhance investors' understanding of the performance of the Company's operations. The non-GAAP financial information set forth in the tables below are not alternatives to reported results determined in accordance with U.S. GAAP.

	2012
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$(22,265)	$19,587	$37,990	$6,427	$(43,051)	$(1,312)
VAC inventory purchase accounting step-up and LCM charges	55,874	—	—	—	—	55,874
Pension settlement expense	—	—	—	—	2,469	2,469
Gain on sale of land	—	—	(2,857)	—	—	(2,857)
Adjusted operating profit	$33,609	$19,587	$35,133	$6,427	$(40,582)	$54,174
Depreciation and amortization	40,832	10,091	20,768	16,897	688	89,276
Adjusted EBITDA	$74,441	$29,678	$55,901	$23,324	$(39,894)	$143,450

	2011
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$(66,914)	$12,125	$62,251	$81,186	$(52,121)	$36,527
VAC inventory purchase accounting step-up and LCM charges	106,600	—	—	—	—	106,600
Other acquisition-related charges	4,600	—	—	—	15,400	20,000
Gain on sale of property			$(9,693)			$(9,693)
Adjusted operating profit	$44,286	$12,125	$52,558	$81,186	$(36,721)	$153,434
Depreciation and amortization	17,202	9,592	22,406	20,687	480	70,367
Adjusted EBITDA	$61,488	$21,717	$74,964	$101,873	$(36,241)	$223,801

	2010
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$—	$5,061	$59,558	$95,633	$(37,606)	$122,646
Acquisition-related charges	—	3,198	—	—	2,200	5,398
Adjusted operating profit	$—	$8,259	$59,558	$95,633	$(35,406)	$128,044
Depreciation and amortization	—	9,473	23,048	20,587	989	54,097
Adjusted EBITDA	$—	$17,732	$82,606	$116,220	$(34,417)	$182,141

	Year Ended
	December 31,
	2012		2011		2010
(in thousands, except per share data)	$	Diluted EPS	$	Diluted EPS	$	Diluted EPS
Net income attributable to OM Group Inc. - as reported	$(38,615)	$(1.21)	$42,070	$1.35	$82,648	$2.70
Less:
VAC inventory purchase accounting step-up and lower of cost or market charges, net of tax	38,623	1.21	75,425	2.41
Acquisition-related charges, net of tax	—	—	18,195	0.58	4,948	0.17
Pension settlement expense, net of tax	2,469	0.08	—	—
Gain on sale of land, net of tax	(2,857)	(0.09)	(8,568)	(0.27)
Acceleration of deferred financing fees, net of tax	6,524	0.20	—	—
EPT escrow settlement, net of tax	(6,045)	(0.19)	—	—
Adjustment of GTL's prepaid tax allowance (OMG's 55% share)	—	—	(3,424)	(0.11)
Other discrete tax items, net	—	—	1,327	0.04	618	0.02
Adjusted income from continuing operations attributable to OM Group, Inc.	$99	$—	$125,025	$4.00	$88,214	$2.89
Weighted average shares outstanding - diluted		32,011		31,244		30,565

Magnetic Technologies acquisition-related charges in 2012 totaled $38.6 million (net of related tax benefit), representing the step-up value for inventory in purchase accounting that turned through cost of goods sold. Other items impacting operating profit included a land sale gain of $2.9 million, net of tax in Specialty Chemicals, and expense of $2.5 million, net of tax related to a settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. Below operating profit, the Company recorded $6.0 million, net of tax of Other income for a fourth quarter 2012 receipt of cash from an escrow account related to the Battery Technologies acquisition, and recorded Interest expense of $6.5 million, net of tax in the second half of 2012 related to accelerated amortization of deferred financing fees as a result of early repayments of debt.
Magnetic Technologies 2011 results include charges of $75.0 million, net of tax of inventory purchase accounting step-up charges and lower of cost or market charges, $18.2 million of acquisition related fees and $2.2 million of severance charges. 2010 includes acquisition-related charges of $4.9 million, net of tax.

Corporate acquisition-related charges relate to acquisition fees in each year.
2012 Compared with 2011
The following table identifies, by segment, the components of change in net sales and operating profit in 2012 compared with 2011:

(in thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2011	$1,514.5	$36.5	$153.4
Increase in 2011 from:
Magnetic Technologies	355.4	44.6	(10.7)
Battery Technologies	14.2	7.5	7.5
Specialty Chemicals	(53.0)	(24.3)	(17.4)
Advanced Materials	(193.8)	(74.8)	(74.8)
Corporate	—	9.1	(3.9)
Intersegment items	0.5	0.1	0.1
2012	$1,637.8	$(1.3)	$54.2
Net sales increased $123.3 million, or 8.1%, primarily due to the VAC acquisition in August 2011, for which 2012 includes a full twelve months of sales activity. Sales in Magnetic Technologies were bolstered in 2012 by the positive effects of rare-earth pricing, which drove results higher. As rare-earth pricing retreated throughout 2012, these pricing benefits trended downward and then were essentially absent by fourth quarter 2012. In Battery Technologies, the increase in sales in 2012 was due primarily to non-US defense sales, as well as higher volumes for medical applications. In Specialty Chemicals, sales were down primarily due to lower volumes, which were negatively impacted by the 2011 Thailand floods, a weak consumer electronics market and a weak European economy. In Advanced Materials, sales were negatively impacted by lower cobalt and copper prices compared to the prior year, as well as lower volumes due to weakness in Europe.
Gross profit increased slightly to $256.4 million in 2012, compared with $255.9 million in 2011. The largest factors affecting the $0.5 million increase in gross profit were the full 12 months of VAC results and favorable mix and higher volumes in Battery Technologies, partially offset by unfavorable prices and decreased volume in Advanced Materials and decreased volume in Specialty Chemicals . Excluding VAC inventory purchase accounting step-up charges, gross profit as a percentage of net sales was 19.1% in 2012 compared with 23.9% in 2011.
Selling, general and administrative expenses (“SG&A”) increased to $260.5 million in 2012 compared with $229.1 million in 2011. The increase was primarily due to a full 12 months of VAC results, partially offset by fees associated with acquisitions in 2011 of $17.8 million. 2012 results also include a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in a defined benefit pension plans. As a percentage of sales, SG&A increased to 15.9% in 2012 from 15.1% in 2011, primarily due to lower sales from businesses owned for all of 2011.
The following table summarizes the components of Other expense, net:

	Year Ended December 31,
	2012	2011	Change
(in thousands)
Interest expense	$(45,798)	$(23,268)	$(22,530)
Accelerated amortization of deferred financing fees	(6,524)	—	(6,524)
Interest income	774	1,440	(666)
Foreign exchange gain (loss)	(1,007)	10,564	(11,571)
Other expense, net	5,418	3,680	1,738
	$(47,137)	$(7,584)	$(39,553)

The increase in interest expense is due to a full twelve months of borrowings and interest expense related to the VAC acquisition in August 2011. During 2012, we made accelerated principal payments of $197.0 million on our Euro Term B Facility using cash on hand, and as a result recorded accelerated amortization of deferred financing fees of $6.5 million. The foreign exchange loss in 2012 is primarily related to the impact on our net Euro debt position from the weakening of the USD against the Euro in 2012; the opposite occurred in 2011. Other income (expense), net in 2012 includes the $6.0 million escrow receipt related to the Battery Technologies acquisition as described above.

In 2012 we changed from the cost method to the equity method of accounting for an investment in China. The Company recorded a retrospective adjustment to the investment balance, results of operations and retained earnings as if the equity method had been in effect during all previous periods since August 2011 in which the investment was acquired. The effect of the change to the Company's 2011 consolidated results of operations was to increase other income by $4.1 million.

The Company recorded an income tax benefit of $2.8 million on pre-tax loss of $48.4 million for 2012, resulting in an effective tax rate of 5.7%. The effective tax rate was impacted by VAC purchase accounting related inventory charges of $55.9 million, a tax expense of $10.4 million related to GTL which included a $5.6 million increase in the valuation allowance for prepaid tax asset (see GTL Prepaid Tax discussion in Critical Accounting Policies) and $6.6 million for other GTL permanent differences.
Excluding the impact of VAC purchase accounting related inventory charges and GTL discrete and permanent items, the effective tax rate for the year ended December 31, 2012 would have been 30%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and a tax efficient financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
The Company recorded an income tax benefit of $17.8 million on pre-tax income of $28.9 million for 2011.  The income tax benefit was due to the VAC acquisition and discrete items. The largest discrete item in 2011 was related to GTL prepaid tax allowance reversal of $6.2 million (see GTL Prepaid Taxes discussion in Critical Accounting Policies). Excluding the impact of the VAC acquisition and discrete items, the effective income tax rate for the year ended

December 31, 2011 would have been 12%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax efficient financing structure and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The Malaysian tax holiday expired on December 31, 2011.

The loss attributable to the noncontrolling interest was driven by losses at GTL in 2012 resulting from the low cobalt price and electrical problems in the DRC that negatively impacted production.

2011 Compared with 2010
The following table identifies, by segment, the components of change in net sales in 2011 compared with 2010:

(in thousands)	Net sales	Operating profit (loss) - as reported	Adjusted operating profit
2010	$1,196.6	$122.6	$128.0
Increase in 2011 from:
Magnetic Technologies	276.2	(66.9)	44.3
Battery Technologies	14.9	7.1	3.9
Specialty Chemicals	7.3	2.7	(7.0)
Advanced Materials	20.2	(14.4)	(14.4)
Corporate	—	(14.5)	(1.3)
Intersegment items	(0.7)	—	(0.1)
2011	$1,514.5	$36.6	$153.4

Net sales increased $317.9 million, or 26.6%, primarily due to the VAC acquisition. A full year of sales for Battery Technologies in the 2011 period compared to eleven months of sales in the 2010 period contributed $10.1 million to the increase in net sales.
Gross profit decreased to $255.9 million in 2011, compared with $284.7 million in 2010. The largest factors affecting the $28.8 million decrease in gross profit were: lower cobalt price and higher process-based material costs, partially offset by higher volume in Advanced Materials; an unfavorable shift in mix of products sold in Specialty Chemicals; and the negative gross profit of VAC, including the acquisition-related inventory charges; all partially offset by higher volumes, price/mix and income from sales of recycled material in Battery Technologies.
Selling, general and administrative expenses (“SG&A”) increased to $229.1 million in 2011 compared with $162.0 million in 2010. The increase was primarily due to $43.6 million of Magnetic Technologies SG&A expenses and $15.4 million in fees associated with acquisitions recorded in Corporate. The following table summarizes the components of Other expense, net:

	Year Ended December 31,
	2011	2010	Change
(in thousands)
Interest expense	$(23,268)	$(5,255)	$(18,013)
Interest income	1,440	908	532
Foreign exchange gain (loss)	10,564	(10,679)	21,243
Other expense, net	3,680	(305)	3,985
	$(7,584)	$(15,331)	$7,747

The increase in interest expense is due to borrowings to finance the acquisition of VAC. The foreign exchange gain in 2011 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. The foreign exchange loss in 2010 was primarily related to the revaluation of non-functional currency cash balances due to changes in exchange rates, primarily the Euro, the Malaysian Ringgit and the Taiwanese Dollar.

In 2012 we changed from the cost method to the equity method of accounting for an investment in China. The Company recorded a retrospective adjustment to the investment balance, results of operations and retained earnings as if the equity method had been in effect during all previous periods since August 2011 in which the investment was acquired.

The effect of the change to the Company's 2011 consolidated results of operations was to increase other income by $4.1 million.

The Company recorded an income tax benefit of $17.8 million on pre-tax income of $28.9 million for 2011.  The income tax benefit was due to the VAC acquisition and discrete items. The largest discrete item in 2011 was related to GTL prepaid tax allowance reversal of $6.2 million (see GTL Prepaid Taxes discussion in Critical Accounting Policies). Excluding the impact of the VAC acquisition and discrete items, the effective income tax rate for the year ended December 31, 2011 would have been 12%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax efficient financing structure and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The Malaysian tax holiday expired on December 31, 2011.

During 2010, the Company recorded income tax expense of $29.7 million on pre-tax income of $107.3 million, resulting in an effective income tax rate of 27.6%. Without discrete items, the effective income tax rate for 2010 would have been 22.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax holiday in Malaysia and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The Company recorded discrete tax items netting to expense of $5.4 million, including $10.1 million of discrete tax expense related to GTL.  The GTL items are primarily comprised of an $11.5 million charge to reserve a portion of GTL's prepaid income tax balance, and a benefit of $2.6 million primarily related to a return to provision adjustment.
Segment Results and Corporate Expenses
Magnetic Technologies

On August 2, 2011, the Company completed the acquisition of VAC. As a result of the acquisition, the Company created a new segment named Magnetic Technologies, which consists of VAC. The financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from the date of acquisition.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. During 2011, rare earth prices spiked and subsequently declined throughout 2012. Rare earth materials are currently available from a limited number of suppliers, primarily in China. Supply of rare earth materials is expected to increase as additional sources outside of China become available.

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share and on reducing its cost structure.

For the year ended December 31,

	2012	2011	2010
(in millions)
Net sales	$631.6	$276.1	n/a

Operating loss	$(22.3)	$(66.9)	n/a
VAC inventory purchase accounting step-up and LCM charges	55.9	106.6	—
Acquisition-related charges	—	4.6	—
Adjusted operating profit	$33.6	$44.3	n/a

Acquisition-related charges in 2012 include $55.9 million of charges as a result of purchase accounting related to acquired inventory. As of December 31, 2012, all of the inventory step-up related to the 2011 acquisition has been charged to cost of goods sold. Acquisition-related charges in 2011 included $106.6 million of inventory purchase accounting step-up charges, $2.4 million of transaction fees and $2.2 million of severance charges.

2012 Compared with 2011
The following table identifies the components of change in net sales and operating profit:

(in millions)	Sales	Operating profit
2011	$276.1	$(66.9)
Increase (decrease) in 2012 from:
Selling price/mix	(11.1)	(2.0)
Volume	(23.8)	(9.4)
Foreign currency	(17.0)	(1.6)
Rare earth pricing effects including LCM	—	(30.0)
PPA and other charges	—	102.7
Jan-July 2012 activity	407.4	(8.9)
Operating expenses	—	(6.3)
Other	—	0.1
2012	$631.6	$(22.3)

Net sales increased $355.5 million, primarily due to the VAC acquisition in August 2011 for which 2012 includes a full 12 months of sales activity. Sales in Magnetic Technologies were bolstered in both 2011 and 2012 by the positive effects of rare-earth pricing, which drove results higher. As rare-earth pricing retreated throughout 2012, these pricing benefits trended downward and then were essentially absent by fourth quarter 2012, when the Company recorded a lower of cost or market charge, at year-end excluding purchase accounting impacts, of approximately $18 million (in addition to a $22 million lower of cost or market charge in the second quarter) to reflect market prices at year-end. In 2012 compared to 2011, volumes were lower due to lower demand caused primarily by the weaker European economy. 2012 sales were also impacted by the weaker Euro against the USD in 2012 versus the 2011 period.

Operating profit in 2012 increased $44.6 million when compared with 2011.  Adjusting for the VAC inventory step-up and other acquisition-related charges, operating profit decreased by $10.7 million.  The decrease was driven by LCM charges in 2012; lower rare-earth pricing benefits in 2012 compared to 2011; lower volumes, as customer demand was negatively impacted by the weak European economy;  and higher operating expenses.  These factors were partially offset by a full twelve months of profit in 2012 compared to 2011.

Battery Technologies

The segment is focused on developing new battery chemistries and products and expanding its served markets while reducing its cost structure in response to the uncertainty around government spending.

For the year ended December 31,

	2012	2011	2010
(in millions)
Net sales	$143.0	$128.8	$113.9	(a)

Operating profit	$19.6	$12.1	$5.1	(a)(b)
Acquisition-related charges	$—	$—	$3.2
Adjusted operating profit	$19.6	$12.1	$8.3

(a)	Includes activity since the acquisition of EaglePicher on January 29, 2010.

(b)
Includes purchase accounting adjustments which reduced operating profit in 2010 by $3.2 million for acquired inventories and deferred revenue. These acquisition-related charges will not recur in the future.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At December 31, 2012, backlog was $128.0 million as compared with $122.9 million at December 31, 2011. $14.6 million of the backlog at December 31, 2012 is not expected to be converted into sales during the next twelve months.

2012 Compared with 2011
The following table identifies the components of change in net sales and operating profit:

(in millions)	Sales	Operating profit
2011	$128.8	$12.1
Increase (decrease) in 2012 from:
Sales volume	14.6	2.1
Price/mix	(0.4)	3.6
Other	—	1.8
2012	$143.0	$19.6

Battery Technologies net sales increased in 2012 due to increased volume, driven by non-U.S. defense sales and higher medical sales. Operating profit benefited from higher volumes and favorable mix.

2011 Compared with 2010
The following table identifies the components of change in net sales and operating profit:

(in millions)	Sales	Operating profit
2010	$113.9	$5.1
Increase (decrease) in 2011 from:		—
January 2011 sales volume	10.1	—
February - December sales volume	2.7	—
Volume	—	1.0
Price/mix	—	1.3
Operating expenses	—	(0.9)
Purchase accounting adjustment in 2010	0.8	3.2
Other, principally sale of recycled material	1.3	2.4
2011	$128.8	$12.1

Operating profit in 2011 benefited from higher volumes, prices and income from sales of recycled material. 2010 operating profit reflects acquisition-related adjustments of $3.2 million.
Specialty Chemicals

During 2012, this segment experienced lower demand due to the 2011 Thailand floods, which continued to negatively impact customer demand in the overall supply chain in the early part of the year, weak consumer electronics demand, and the weak European economy.

For the year ended December 31,

(in millions)	2012	2011	2010
Net sales	$417.0	$470.0	$462.7

Operating profit (loss)	$38.0	$62.3	$59.6
Gain on sale of property	(2.9)	(9.7)	—
Adjusted operating profit	$35.1	$52.6	$59.6

2012 Compared with 2011
The following table identifies the components of change in net sales and operating profit:

(in millions)	Sales	Operating profit
2011	$470.0	$62.3
Increase (decrease) in 2012 from:
Volume	(32.1)	(13.2)
Selling price/mix	(13.1)	(6.5)
Foreign currency	(8.6)	0.1
Gain on sale of property	—	(6.8)
Other	0.8	2.1
2012	$417.0	$38.0

The sales and operating profit decrease in 2012 compared to 2011 was primarily due to decreased volume caused by economic conditions in Europe and continued weak consumer demand, particularly in electronics. Selling price/mix was negatively impacted by lower average selling prices in tire, coatings and chemicals markets as well as pricing pressures in the very competitive photomasks market. The segment also recorded lower land sale gains in 2012 compared to 2011.

2011 Compared with 2010
The following table identifies the components of change in net sales and operating profit:

(in millions)	Sales	Operating profit
2010	$462.7	$59.6
Increase (decrease) in 2011 from:
Volume	0.6	(0.5)
Price/mix	1.0	(8.9)
Gain on sale of land	—	9.7
Foreign currency	8.8	0.7
Other	(3.1)	1.7
2011	$470.0	$62.3

The operating profit increase in 2011 compared to 2010 was primarily due to the gain recognized on the sale of land at a former manufacturing facility, mostly offset by an unfavorable shift in mix of products sold.

Advanced Materials

As discussed above, in January 2013 the Company entered into agreements to exit this business. During 2012 and through the date of sale, this business manufactures inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also has a 55% interest in GTL.

Related to our exit from this business and to assist in the transition of the downstream portion of the business to the new owner, we entered into two agreements pursuant to which: (1) We will act as intermediary in a supply agreement between GTL and the Kokkola refinery in back-to-back arrangements for a period of at least two years subject to delivery of a minimum of 7000 MT of cobalt feed. This arrangement is extendable for up to an additional six months in order to deliver a minimum of 7000 MT of cobalt feed; and, (2) We will continue to serve as the U.S. distributor for the purchaser of refined cobalt products in primarily back-to-back arrangements for a period of one year after the closing. These agreements are expected to result in minimal profit or net cash flow for us. The related activity will be reported in the Advanced Materials segment until the agreements expire. After the expiration of these agreements, the Advanced Materials segment is expected to be discontinued and will no longer be reported.

The primary raw material used by Advanced Materials is unrefined cobalt. The cost of Advanced Materials raw materials, and prices charged to customers, fluctuate due to many variables including changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, changes in availability from suppliers, and changes in demand for the segment's refined products.

For the year ended December 31,

	2012	2011	2010
(in millions)
Net sales	$447.0	$640.9	$620.6
Operating profit	$6.4	$81.2	$95.6

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine):

	2012	2011	2010
First Quarter	$14.59	$18.38	$20.11
Second Quarter	$14.24	$17.05	$19.36
Third Quarter	$13.06	$16.13	$18.10
Fourth Quarter	$11.95	$14.18	$17.41
Full Year	$13.45	$16.44	$18.74
The following table summarizes the average quarterly London Metal Exchange (“LME”) price per pound of copper:

	2012	2011	2010
First Quarter	$3.77	$4.37	$3.29
Second Quarter	$3.57	$4.14	$3.18
Third Quarter	$3.49	$4.08	$3.28
Fourth Quarter	$3.59	$3.40	$3.91
Full Year	$4.00	$4.00	$3.42
2012 Compared with 2011

The following table identifies the components of change in net sales and operating profit:

(in millions)	Sales	Operating profit
2011	$640.9	$81.2
Increase (decrease) in 2012 from:
Selling price/mix	(74.7)	(40.6)
Cobalt volume	(26.0)	(14.3)
Cobalt metal resale	(52.3)	(5.1)
By-product sales (price and volume)	(41.7)	(15.7)
Foreign currency	0.2	5.9
Process-based material costs	—	(6.0)
Other	0.6	1.0
2012	$447.0	$6.4

Unfavorable cobalt prices resulted in lower selling price/mix, and unfavorable price and volume for copper and other metals resulted in lower by-product revenues in 2012 compared to 2011. Volumes in 2012 were negatively impacted by the weak European economy. Expiration of certain supply agreements in the first quarter of 2012 resulted in lower cobalt metal resale volumes which, also negatively impacted profitability. The decrease in operating profit in 2012 was primarily caused by the same factors impacting net sales as described above along with higher costs.
2011 Compared with 2010

The following table identifies the components of change in net sales and operating profit:

(in millions)	Sales	Operating profit
2010	$620.6	$95.6
Increase (decrease) in 2011 from:
Price/mix (including cobalt metal resale)	(62.5)	(34.1)
Cobalt volume (including cobalt metal resale)	52.8	24.9
Process-based material cost	—	(15.7)
By-product sales (price and volume)	35.8	11.6
Foreign currency	(4.3)	(1.4)
Operating expenses	—	3.1
Other	(1.5)	(2.8)
2011	$640.9	$81.2

The increase in cobalt volume was the result of increased demand across all Advanced Materials end markets in 2011 compared to 2010; however, this benefit was largely offset by lower prices, which also affected cobalt metal resale revenues. Stronger global demand, share gains and favorable price for copper and other metals enabled the segment to realize higher by-product revenues.

Increased operating profit from higher sales volumes was more than offset by lower cobalt price/mix and higher process-based material costs, principally due to increases in caustic, propane and sulphuric acid. Lower operating costs included a reduced allowance for a GTL joint venture partner note receivable and the non-recurrence of a write-down in the value of a cost method investment.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation.
2012 Compared with 2011
Corporate expenses were $43.1 million in 2012 compared with $52.1 million in 2011. Corporate expenses in 2012 include a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. 2011 corporate expenses include $15.4 million in fees related to the VAC acquisition. Excluding these special items, Corporate expenses in 2012 were higher primarily due to fees associated with exiting the Advanced Materials business.
2011 Compared with 2010
Corporate expenses were $52.1 million in 2011 compared with $37.6 million in 2010. Corporate expenses in 2011 include $15.4 million in fees related to the VAC acquisition. 2010 corporate expenses include $2.2 million in fees related to the acquisition of EaglePicher.
Liquidity and Capital Resources

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities for 2012, 2011 and 2010, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	2012	2011	2010
Net cash provided by (used for):
Operating activities	$208.4	$124.8	$126.6
Investing activities	(60.5)	(779.2)	(199.8)
Financing activities	(213.8)	548.0	120.3
Effect of exchange rate changes on cash	1.4	(2.0)	(1.9)
Increase (decrease) from continuing operations	$(64.5)	$(108.4)	$45.3

Operating Activities
2012 cash flow from operations was higher than 2011, benefiting from improvements in the principal element of working capital (inventory, accounts receivable, accounts payable) that contributed positive cash flow of $70.9 million, and from the receipt of a $37.9 million tax refund in the fourth quarter of 2012.

2011 cash flow from operations was comparable to 2010. 2011 lower net income was offset by lower working capital balances, primarily driven by (excluding amounts related to the acquisitions) a decrease in accounts receivable and an increase in accounts payable at December 31, 2011 compared to December 31, 2010.

Investing Activities
Net cash used in investing activities included capital expenditures of $71.7 million primarily to expand capacity, improve productivity, comply with regulations and sustain operations.

In 2011, net cash used in investing activities included $725.3 million for the VAC ($686.2 million) and Rahu ($39.1 million) acquisitions, and capital expenditures of $56.5 million primarily to support growth and productivity programs and for sustaining operations. Investing cash flows also included proceeds of $9.7 million from the sale of land at the former Manchester, England manufacturing facility.

In 2010, net cash used for investing activities included $172 million for the acquisition of EaglePicher and capital expenditures of $26.4 million.

The Company expects capital spending in 2013 to decrease from 2012 levels due to the sale of the Advanced Materials business.

Financing Activities
Net cash used in financing activities in 2012 included $213.5 million of debt repayments.

Net cash provided by financing activities in 2011 included borrowings of $698 million to fund the VAC acquisition and repay the Company's former revolving credit line.

Net cash provided by financing activities in 2010 included net borrowings under the Company's Revolver of $120 million to partially fund the EaglePicher acquisition.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of December 31, 2012, most of the Company’s cash and cash equivalents were held outside the United States, primarily in Germany and Finland, and most of the Company's cash and cash equivalents were denominated in U.S. dollars. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. The Company’s intent is to retain the majority of its cash balances outside of the U.S. and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of foreign earnings, and external borrowings. We expect our available cash, 2013 operating cash flows and availability under our Senior Secured Credit Facility to be adequate to fund 2013 operating needs and capital expenditures.
Debt and Other Financing Activities
On August 2, 2011, in connection with the acquisition of VAC, the Company terminated its credit facilities and entered into the Senior Secured Credit Facility, primarily to finance the acquisition of VAC and repay existing indebtedness of the Company under its former revolving credit facility. The Senior Secured Credit Facility includes a $100 million term loan A facility, a $350 million term loan B facility, a €175 million term loan B facility, and a $200 million undrawn revolving credit facility. The term A facility and the revolving credit facility mature on August 2, 2016. The term B facilities mature on August 2, 2017. See Note 7 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of the Senior Credit Facility, including interest rates and covenant restrictions.

Pension Plans
As a result of the VAC acquisition, the Company assumed pension obligations of $149.8 million (based on the exchange rate on August 2, 2011), substantially all of which are unfunded. VAC sponsors various defined benefit plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany. As a result of the EaglePicher acquisition, the Company assumed the EaglePicher defined benefit pension obligations, made up of two frozen and two active, partially-funded defined benefit pension plans. Certain non-U.S. employees are covered under other defined benefit plans. See Critical Accounting Policies below and Note 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the Company’s pension plans.
Contractual Obligations
The Company has entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes the Company’s contractual cash obligations and their expected maturities at December 31, 2012 (in thousands).

	Payments due by period
	2013	2014	2015	2016	2017	Thereafter	Total
Purchase and other obligations(1)	$296,601	$82,326	$77,126	$76,517	$10,003	$10,323	$552,896
Senior Secured Credit Facility	13,309	15,809	20,809	67,059	350,377	—	467,363
Interest payments on Senior
Secured Credit Facility	25,119	24,414	23,673	21,840	—	11,830	106,876
Capital lease obligations (principal
and interest)	1,104	889	691	623	529	1,191	5,027
Operating lease obligations	5,688	3,375	2,311	1,610	1,429	3,718	18,131
Total	$341,821	$126,813	$124,610	$167,649	$362,338	$27,062	$1,150,293

(1)
For 2013 through 2017, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average daily price for the last week of December 2012 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Interest payments are calculated based upon the debt amortization requirements of the Company's Senior Secured Credit Facility and using December 31, 2012 interest rates.
Not included in the table above is $86.6 million of the VAC purchase price the Company withheld to fund indemnification claims, if any. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the amount withheld.
Pension funding can vary significantly each year due to changes in the market value of plan assets, legislation and the Company’s funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. The Company expects to contribute $3.2 million to its U.S. pension plans in 2013. Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. The Company expects to make annual benefit payments of approximately $10.2 million related to its non-U.S. pension plans in 2013.

At December 31, 2012, the liability for uncertain tax positions includes $0.2 million for which it is reasonably possible that the uncertainty will be resolved within the next twelve months. However, the decrease would not result in any cash payments as the Company would be able to utilize available foreign tax credits. The Company is not able to reasonably estimate the period in which cash outflows related to the remaining $17.8 million of uncertain tax positions could occur. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the Company’s uncertain tax positions.
Off Balance Sheet Arrangements
The Company has not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above and in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Critical Accounting Policies
The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires our management to make its best estimates, judgments and assumptions of certain amounts included in the financial statements related to the critical accounting policies described below. Actual results could differ from our estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to similar businesses.

Revenue Recognition — Revenues are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition". The majority of our sales are product sales, which are recognized when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of consignment inventory. Freight costs and any directly related associated costs of transporting finished product to customers are recorded as Cost of goods sold.
The Battery Technologies segment uses the percentage-of-completion method to recognize the majority of its revenue. See Note 1 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion on revenue recognized under the percentage of completion method.
Inventories — Magnetic Technologies' inventories are valued using the average cost method. Cost of sales, under the average cost method, represents the weighted average cost of the items sold. We believe the average cost method provides for a better matching of inventory costs with related sales, based on Magnetic Technologies' manufacturing process. The remaining inventory held is valued using the first-in, first-out (“FIFO”) method. Inventory accounted for under the percentage-of-completion method is included in work-in-process inventory and represents accumulated contract costs less the portion of such costs allocated to delivered units. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced on a contract-by-contract basis.
We evaluate the need for a lower of cost or market (“LCM”) adjustment to inventories based on the selling prices of our finished products. Changes in the price of cobalt and rare earth materials can have a significant impact on inventory valuation. Declines in the selling prices of finished goods due to decreases in the market price of raw materials or other factors can result in the inventory carrying value being written down to a lower market value.

As part of the allocation of the purchase price of VAC to the acquired assets and liabilities assumed, we recorded a step-up of inventory to its estimated fair value on the August 2, 2011 date of acquisition, as required under purchase accounting. Acquired inventory with a book value of $194.7 million on the date of acquisition was estimated to have a fair value of $362.8 million. This step-up was fully turned through Cost of goods sold as of December 31, 2012. See Note 3 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion on the VAC inventory step-up.
Notes Receivable from Joint Venture Partner — In years prior to 2009, we refinanced the capital contribution for a GTL joint venture partner. At December 31, 2012 and 2011, the notes receivable net balance from this partner was $16.0 million, net of a full allowance against unpaid interest receivable under the notes receivable. The note receivable is secured by 80% of the partner’s interest in GTL. We evaluate the collectability of the Notes based on estimated future cash flows of the joint venture because repayment of the Notes is expected to be funded by future dividends and capital returns from GTL to the joint venture partners. Actual realizability of these notes could materially differ from recorded amounts.
GTL Prepaid Taxes — At December 31, 2012 and 2011, GTL had a prepaid tax asset of $2.0 million and $8.2 million , net of valuation allowances of $11.3 million and $5.7 million, respectively. Management evaluates the net realizability of GTL's prepaid assets based on a number of factors, including the expectation of GTL's future pre-tax income and all DRC income tax (and other tax) regulations and pronouncements.

Although the Company believes the assumptions, judgments and estimates used in the evaluation of the recoverability of the GTL prepaid tax asset are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the evaluation of the collectability of the recoverability of the GTL prepaid tax asset and the Company's results of operations and financial position. See Note 10 in our Consolidated Financial Statement included in Item 8 of this Form 10-K for a more complete discussion of income taxes.

Goodwill — The Company had goodwill of $543.3 million and $544.5 million at December 31, 2012 and 2011, respectively. The Company tests goodwill for impairment annually and more often if indicators of impairment exist. The Company’s reporting units have been determined to be the Company's reportable segments or one level below the reportable segments in certain instances.
We conduct our annual goodwill impairment test as of October 1. The results of the testing as of October 1, 2012 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized for the year end December 31, 2012.

The estimated fair value of the Magnetic Technologies reporting unit exceeded its carrying value by 4%. At December 31, 2012 Magnetic Technologies reporting unit had goodwill of $205.4 million. We believe the assumptions regarding future performance of the reporting unit and the weighted average cost of capital rate used in our impairment testing were consistent with the risk inherent in the business models of the reporting unit at the time the impairment test was performed. Although we believe the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company's results of operations and financial position.
The Company estimates the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF”). The Company selected DCF as it believes it is comparable to what would be used by market participants to estimate its fair value. The impairment test incorporates the Company’s judgment and estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with the Company’s current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. See Note 6 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of goodwill.

Other Intangible Assets — Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. At December 31, 2012, the Company had definite-lived intangible assets of $319.3 million and indefinite-lived intangible assets of $110.4 million. Definite-lived intangible assets consist principally of customer relationships, know-how, developed technology and capitalized software and are being amortized using the straight-line method. Indefinite-lived intangible assets consist of trade names. The carrying value of indefinite-lived intangible assets are also evaluated for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The definite-lived intangible asset would be considered impaired if the future net undiscounted cash flows generated by the asset are less than its carrying value. The results of the testing as of October 1, 2012 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. See Note 6 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of other intangible assets.

Pension Plans — Our long-term pension obligations as of December 31, 2012 amounted to $233.8 million. In addition, we have an unfunded obligation to our former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). See Note 11 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of the Company's defined benefit pension obligations. Calculations of the amount of defined benefit pension expense and obligations depend on the assumptions used in the actuarial valuations including the discount rate used in calculating the present value of benefits, the expected long-term rate of return on defined benefit plan assets, and the rate of compensation increase. Changes in key economic indicators can result in changes in the assumptions used by the Company. While the Company believes that the assumptions used in calculating its defined benefit pension expense and obligations are appropriate, differences in actual experience or changes in the assumptions may affect the Company's results of operations or financial position.

For the VAC defined benefit pension obligations, the Company used a weighted average discount rate of 3.41% in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2012. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation by $4.0 million from the amount recorded in the financial statements at December 31, 2012.

For the EaglePicher defined benefit pension obligations, the Company used a weighted average discount rate of 3.69% and 3.50% for the two active and two frozen EaglePicher plans, respectively, in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2012. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation related to the four EaglePicher plans by $6.3 million from the amount recorded in the financial statements at December 31, 2012.
Defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. See Note 11 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of pension plans.

There is no guarantee the actual return on the plans' assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses. For 2012, the expected long-term rate of return assumptions applicable to assets held in the four EaglePicher plans were estimated at 8.00% and 5.75% for the two active and two frozen plans, respectively. These expected rates of return reflect the asset allocation of the plans and the expected long-term returns on equity and debt investments included in plan assets. If the expected long-term rates of return on plan assets in the four EaglePicher plans were reduced by 0.5%, pension expense for 2012 would have increased by $0.9 million.

Income Taxes — Significant judgment is required in determining the Company's income tax expense and in evaluating tax positions. Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities. When the Company determines, based on all available evidence, that it is more likely that not that deferred tax assets will not be realized, a valuation allowance is established. The Company assesses its income tax positions and records accruals when it determines that a position is more likely than not to be unsustainable. The ultimate resolution of these events could result in adjustments to the Company's financial statements and such adjustments could be material. The Company believes the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on the Company's results of operations and financial position. The Company reviews its tax positions on a regular basis and adjusts the balances as new information becomes available. See Note 10 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of income taxes.

Share-Based Compensation — We use a Black-Scholes option pricing model to calculate the fair value of our stock options. The fair value of time-based and performance-based restricted stock grants is calculated based upon the market value of an unrestricted share of the Company’s common stock at the date of grant. The performance-based restricted stock vests solely upon the Company’s achievement of specific measurable performance objectives over a three-year performance period, and the related compensation expense is based upon current performance projections. See Note 14 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of share-based compensation. This requires the use of assumptions, including estimating the length of time employees will retain their vested stock options before exercising and the volatility of the Company's common stock price. Expected stock price volatility is based on historical volatility of the Company's stock price. Changes in these assumptions may result in a material change to the fair value calculation of share-based awards.

Acquisitions - The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets in the VAC, Rahu, and EaglePicher acquisitions; inventory in the VAC acquisition; and the contingent consideration in the Rahu acquisition. These estimates are based on historical experience, information obtained from management of the acquired companies, and future volume forecasts with respect to contingent consideration. These estimates are dependent on assumptions that are difficult to predict, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets differently from the current allocation. Although the Company believes the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, the Company's results of operations and financial position if impairment charges were required to be recorded.
Recently Issued Accounting Standards
See Note 1 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for recently issued accounting standards and the effects, in any, on our financial statements.
Effects of Foreign Currency
See Item 7A for a discussion of the Company's foreign currency effects and related risks.
Environmental Matters
We are subject to a wide variety of environmental laws and regulations in the United States and in foreign countries as a result of our operations and use of certain substances that are, or have been, used, produced or discharged by our plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties now or previously owned, operated or used by the Company.

The European Union’s REACH legislation established requirements to register and evaluate chemicals manufactured in, or imported to, the European Union and requires additional testing, documentation and risk assessments for the chemical industry. Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, we believe that the Company's ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon its financial condition or results of operations.
See Item I of this Annual Report on Form 10-K for further discussion of these matters.
Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that we believe may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe tour business objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures about Market Risk
As a result of our global operating and financing activities, we are exposed to changes in raw material prices, interest rates and foreign currency exchange rates, which may have a material adverse effect on our business, financial condition and results of operation. In seeking to minimize the risks and/or costs associated with such activities, we manage exposures to changes in raw material prices, interest rates and foreign currency exchange rates through our regular operating and financing activities, which may include the use of derivative instruments. By using derivative instruments to hedge exposures to changes commodity prices, foreign exchange rates and interest rates, we become exposed to market risk. Market risk is the change in value of a derivative instrument that results from a change in material prices or interest rates. The market risk associated with raw material prices and interest is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
Raw Material Price Risk
The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, mostly dysprosium and neodymium. Unrefined cobalt is the principal raw material we use in manufacturing Advance Materials products.The cost of raw materials fluctuates due to changes in the reference prices (cobalt), actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. Fluctuations in the price of cobalt, rare earth materials,and other raw materials have been significant in the past and we believe price fluctuations could occur in the future.

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

The Company, from time to time, employs derivative instruments in connection with certain purchases and sales of nickel in order to establish a fixed margin and mitigate the risk of price volatility. This hedging limits the Company’s ability to participate in gains from favorable commodity price fluctuations and it limits the risk of loss from adverse commodity price fluctuations.
Interest Rate Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note 7 to the consolidated financial statements contained in Item 8 of this Annual Report).

From time-to-time, the Company enters into derivative instruments and hedging activities to manage interest rate risk related to borrowings. The Company uses interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require the Company to receive a variable interest rate and pay a fixed interest rate. The Company’s interest rate swap agreements and its variable rate financings are based upon the three-month LIBOR. The Company had interest rate swaps with notional values that totaled $115.0 million and $199.5 million at December 31, 2012 and 2011, respectively. The outstanding contracts as of December 31, 2012 had maturities ranging up to 12 months.
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
The functional currency for our Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Operations. While a majority of our subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated expenses. From time-to-time, we have entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. We had no Euro forward contracts at December 31, 2012 and 90.0 million Euro at December 31, 2011 with the maturities ranging up to 12 months.
Credit Risk
The use of derivative instruments to hedge exposures to changes in commodity prices, foreign exchange rates and interest rates exposes the Company to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for us. To mitigate credit risk, it is our policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. There were no counterparty defaults during the years ended December 31, 2012, 2011 and 2010.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OM Group, Inc.

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries, (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December, 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2012.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OM Group, Inc.

We have audited OM Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OM Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing on Page 71 and 72. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

•
Management has identified a material weakness in internal controls over its classification of Selling, general and administrative expenses and Cost of goods sold related to the Company's Magnetic Technologies Segment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), total equity, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated February 28, 2013 which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OM Group, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 28, 2013

OM Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$227,612	$292,146
Restricted cash on deposit	22,793	92,813
Accounts receivable, less allowance of $5,215 in 2012 and $4,793 in 2011	174,613	212,152
Inventories	463,093	615,018
Refundable and prepaid income taxes	3,207	42,480
Other current assets	48,258	54,833
Total current assets	939,576	1,309,442
Property, plant and equipment, net	496,755	482,313
Goodwill	543,269	544,471
Intangible assets, net	429,672	433,275
Notes receivable from joint venture partner, less allowance of $3,100 in 2012 and $3,100 in 2011	16,015	16,015
Other non-current assets	74,140	88,316
Total assets	$2,499,427	$2,873,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,309	$13,265
Accounts payable	128,381	170,466
Liability related to joint venture partner injunction	22,793	92,813
Accrued income taxes	23,913	19,806
Accrued employee costs	41,762	49,699
Deferred income taxes	4,724	23,449
Purchase price of VAC payable to seller	75,351	—
Other current liabilities	69,012	79,026
Total current liabilities	379,245	448,524
Long-term debt	454,054	663,167
Deferred income taxes	121,451	129,945
Pension liabilities	233,823	204,248
Purchase price of VAC payable to seller	11,259	86,513
Other non-current liabilities	55,446	62,032
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,122,261 shares issued in 2012 and 32,073,642 shares issued in 2011	321	320
Capital in excess of par value	631,063	625,515
Retained earnings	671,012	709,893
Treasury stock (216,695 shares in 2012 and 208,157 shares in 2011, at cost)	(7,681)	(7,427)
Accumulated other comprehensive income (loss)	(88,005)	(93,399)
Total OM Group, Inc. stockholders’ equity	1,206,710	1,234,902
Noncontrolling interests	37,439	44,501
Total equity	1,244,149	1,279,403
Total liabilities and equity	$2,499,427	$2,873,832

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Operations

	Year Ended December 31
	2012	2011	2010
		(restated)
(In thousands, except per share data)
Net sales	$1,637,791	$1,514,535	$1,196,646
Cost of goods sold	1,381,441	1,258,649	911,958
Gross profit	256,350	255,886	284,688
Selling, general and administrative expenses	260,519	229,052	162,042
Gain on sale of property	(2,857)	(9,693)	—
Operating profit (loss)	(1,312)	36,527	122,646
Other income (expense):
Interest expense	(45,798)	(23,268)	(5,255)
Accelerated amortization of deferred financing fees	(6,524)	—	—
Interest income	774	1,440	908
Foreign exchange gain (loss)	(1,007)	10,564	(10,679)
Other, net	5,418	3,680	(305)
	(47,137)	(7,584)	(15,331)
Income (loss) from continuing operations before income tax expense	(48,449)	28,943	107,315
Income tax (expense) benefit	2,771	17,796	(29,656)
Income (loss) from continuing operations, net of tax	(45,678)	46,739	77,659
Income (loss) from discontinued operations, net of tax	(266)	(59)	726
Consolidated net income (loss)	(45,944)	46,680	78,385
Net (income) loss attributable to noncontrolling interests	7,063	(4,669)	4,989
Net income (loss) attributable to OM Group, Inc. common stockholders	$(38,881)	$42,011	$83,374
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc.common stockholders	$(1.21)	$1.35	$2.72
Income from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	—	0.02
Net income (loss) attributable to OM Group, Inc. common stockholders	$(1.22)	$1.35	$2.74
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(1.21)	$1.35	$2.70
Income from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	—	0.03
Net income (loss) attributable to OM Group, Inc. common stockholders	$(1.22)	$1.35	$2.73
Weighted average shares outstanding
Basic	31,885	31,079	30,433
Assuming dilution	31,885	31,244	30,565
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(38,615)	$42,070	$82,648
Income (loss) from discontinued operations, net of tax	(266)	(59)	726
Net income (loss)	$(38,881)	$42,011	$83,374

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Income (Loss)

	Year Ended December 31
	2012	2011	2010
(In thousands)
Consolidated net income (loss)	$(45,944)	$46,680	$78,385
Foreign currency translation adjustments	29,538	(62,580)	17,031
Reclassification of hedging activities into earnings, net of tax	(1,962)	(80)	2,315
Unrealized loss on cash flow hedges, net of tax	5,932	(3,581)	(2,732)
Pension and post-retirement obligation	(28,114)	(24,039)	(2,764)
Net change in accumulated other comprehensive income (loss)	5,394	(90,280)	13,850
Comprehensive income (loss)	(40,550)	(43,600)	92,235
Comprehensive (income) loss attributable to noncontrolling interests	7,063	(4,667)	4,993
Comprehensive income (loss) attributable to OM Group, Inc.	$(33,487)	$(48,267)	$97,228

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Cash Flows

	Year Ended December 31
	2012	2011	2010
(In thousands)
Operating activities
Consolidated net income (loss)	$(45,944)	$46,680	$78,385
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	266	59	(726)
Depreciation and amortization	89,276	70,367	54,097
Amortization of deferred financing fees	5,405	2,305	—
Accelerated amortization of deferred financing fees	6,524	—	—
Share-based compensation expense	5,548	6,510	5,342
Foreign exchange (gain) loss	1,007	(10,564)	10,679
Deferred income tax provision (benefit)	(30,573)	(31,567)	(5,131)
VAC lower of cost or market ("LCM") charges (includes $38.0 million and $14.5 million related to the step-up of inventory recorded as of the acquisition date in 2012 and 2011, respectively, and an additional LCM charge of $40.4 million in 2012)	78,399	14,534	—
Gain on sale of property	(2,857)	(9,693)	—
Allowance on GTL prepaid tax asset	(5,645)	(6,225)	11,465
Other non-cash items	(2,954)	(6,173)	4,879
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	37,752	19,391	(21,668)
Inventories (includes $18.4 million and $92.1 million of step-up amortization in 2012 and 2011, respectively)	75,586	(1,702)	20,931
Accounts payable	(42,406)	24,718	(39,558)
Refundable, prepaid and accrued income taxes	40,889	(1,345)	1,763
Other, net	(1,906)	7,501	6,173
Net cash provided by operating activities	208,367	124,796	126,631
Investing activities
Expenditures for property, plant and equipment	(71,725)	(56,482)	(26,430)
Proceeds from sale of land	5,138	9,693	—
Cash (paid) for acquisitions or received from purchase adjustments	6,045	(729,401)	(171,979)
Other, net	—	(2,976)	(1,418)
Net cash used for investing activities	(60,542)	(779,166)	(199,827)
Financing activities
Payments on revolving line of credit	—	(120,000)	(125,000)
Proceeds from revolving line of credit	—	—	245,000
Payments on long-term debt	(213,532)	—	—
Proceeds from long-term debt	—	697,975	—
Debt issuance costs	—	(30,176)	(2,596)
Payment related to surrendered shares	(254)	(193)	(1,209)
Proceeds from exercise of stock options	1	361	4,122
Net cash provided by (used for) financing activities	(213,785)	547,967	120,317
Effect of exchange rate changes on cash	1,426	(2,048)	(1,854)
Cash and cash equivalents
Increase (decrease) from continuing operations	(64,534)	(108,451)	45,267
Discontinued operations — net cash used for operating activities	—	—	(53)
Balance at the beginning of the year	292,146	400,597	355,383
Balance at the end of the year	$227,612	$292,146	$400,597
See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries
Statements of Consolidated Total Equity

	Year Ended December 31
	2012	2011	2010
(In thousands)
Common Stock — Shares Outstanding, net of Treasury Shares
Beginning balance	31,865	30,523	30,269
Shares issued in connection with acquisition of VAC	—	1,308	—
Shares issued under share-based compensation plans	41	34	254
	31,906	31,865	30,523
Common Stock — Dollars
Beginning balance	$320	$307	$304
Shares issued in connection with acquisition of VAC	—	13	—
Shares issued under share-based compensation plans	1	—	3
	321	320	307
Capital in Excess of Par Value
Beginning balance	625,515	578,948	569,487
Shares issued in connection with acquisition of VAC	—	39,696	—
Shares issued under share-based compensation plans	—	361	4,119
Share-based compensation — employees	5,023	6,130	5,082
Share-based compensation — non-employee directors	525	380	260
	631,063	625,515	578,948
Retained Earnings
Beginning balance	709,893	667,882	584,508
Net income (loss) attributable to OM Group, Inc.	(38,881)	42,011	83,374
	671,012	709,893	667,882
Treasury Stock
Beginning balance	(7,427)	(7,234)	(6,025)
Reacquired shares	(254)	(193)	(1,209)
	(7,681)	(7,427)	(7,234)
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(93,399)	(3,119)	(16,969)
Foreign currency translation	29,538	(62,580)	17,031
Reclassification of hedging activities into earnings, net of tax benefit of $768 in 2012 and $131 in 2011	(1,962)	(80)	2,315
Unrealized loss on cash flow hedges, net of tax expense of $1,945 in 2012 and net of tax benefit of $1,053 in 2011	5,932	(3,581)	(2,732)
Pension and post-retirement obligation	(28,114)	(24,039)	(2,764)
	(88,005)	(93,399)	(3,119)
Total OM Group Inc. Stockholders’ Equity	1,206,710	1,234,902	1,236,784
Noncontrolling interests
Beginning balance	44,501	39,834	44,827
Net income (loss) attributable to the noncontrolling interest	(7,063)	4,669	(4,989)
Foreign currency translation	1	(2)	(4)
	37,439	44,501	39,834
Total Equity	$1,244,149	$1,279,403	$1,276,618

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and share and per share amounts)

Note 1 — Significant Accounting Policies
Principles of Consolidation — The consolidated financial statements include the accounts of OM Group, Inc. (the “Company”) and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company has a 55% interest in a joint venture (Groupement pour le Traitement du Terril de Lubumbashi Limited or "GTL") that has a smelter in the Democratic Republic of Congo (the “DRC”) which is consolidated because the Company has a controlling interest. Noncontrolling interest is recorded for the remaining 45% interest.

On December 22, 2011, the Company completed the acquisition of Rahu Catalytics Limited ("Rahu"), which is included in the Company's Specialty Chemicals segment.

On August 2, 2011, the Company completed the acquisition of VAC. The Company's Magnetic Technologies segment consists of VAC.
On January 29, 2010, the Company completed the acquisition of EaglePicher Technologies, LLC ("EaglePicher"). The Company's Battery Technology segment consists of EaglePicher.
The financial position, results of operations and cash flows of acquisitions are included in the Consolidated Financial Statements from the dates of acquisition.

Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company's continuing operations.

Restatement - In August 2011, the Company completed the acquisition of VAC Holding GmbH (“VAC”) and formed the Magnetic Technologies segment for that business. In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses ("SG&A") since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company corrected the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit. The Company has evaluated the error for the period ending December 31, 2011 in accordance with Staff Accounting Bulletin (SAB) 99, SAB 108 and Accounting Standards Codification (ASC) 250 and determined that the impact of the misclassification in 2011 is not material. The Company made correction of the amounts related to this misstatement for 2011 in this Annual Report for 2012.

(in millions)	Reported	Restated
	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2011
Cost of goods sold	$1,240.0	$1,258.6
Gross profit	274.5	255.9
SG&A expenses	247.7	229.1

Equity Investment - In the fourth quarter of 2012, we changed from the cost method to the equity method of accounting for Magnetic Technologies investment in China due to changes in our management and the strategic nature of the operation that allowed us to exercise significant influence. In accordance with ASC 323, the Company recorded a retrospective adjustment to the investment balance, results of operations and retained earnings as if the equity method had been in effect during all previous periods since August 2011 in which the investment was acquired. The effect of the change to the Company's 2011 consolidated results of operations and financial condition was to increase Other Income by $4.1 million.

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
Restricted Cash on Deposit — In 2009 and 2010, GTL was served in Jersey, Channel Islands, with injunctions requiring payments to a GTL supplier be instead placed on deposit with the Royal Court of Jersey. At December 31, 2012 and 2011, $22.8 million and $92.8 million, respectively, were deposited with the court related to these injunctions and recorded on the Consolidated Balance Sheet as Restricted cash on deposit and Liability related to joint venture partner injunction. See Note 15 for further disclosure related to this matter.
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

Receivables from Joint Venture Partners and Noncontrolling Interests - The noncontrolling interest in GTL is owned by two partners at 25% and 20%, respectively. In years prior to 2010, the Company refinanced the capital contribution for the 25% stockholder. At December 31, 2012 and 2011, the notes receivable, net balance from this partner was $16.0 million. Due to the uncertainty of collection, the Company continues to record a full allowance against unpaid interest receivable under the notes receivable. The note receivable is secured by 80% of the partner's interest in the joint venture.

Inventories - Magnetic Technologies' inventories are valued using the average cost method. Cost of sales under the average cost method represents the weighted average cost of the items sold. The Company believes the average cost method provides for a better matching of inventory costs with related sales based on Magnetic Technologies' manufacturing process. The remaining inventory held by the Company is valued using FIFO. Inventory costs include raw materials, labor and manufacturing overhead. Inventory accounted for under the percentage-of-completion method is included in work-in-process inventory and represents accumulated contract costs less the portion of such costs allocated to delivered units. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced on a contract-by-contract basis.

Changes in the price of rare earth materials and cobalt can have a significant impact on inventory valuation. The Company evaluates the need for a lower of cost or market (“LCM”) adjustment to inventories based on the selling prices of its finished products generally at the end of the period. To the extent raw material prices increase subsequent to the balance sheet date, the Company considers these price movements in its LCM evaluation. Declines in the selling prices of the Company's finished goods, which can result from decreases in the market price of raw materials or other factors, can result in the Company's inventory carrying value being written down to a lower market value.

Property, Plant and Equipment - Property, plant and equipment is recorded at historical cost less accumulated depreciation. Depreciation of plant and equipment, including assets recorded under capital leases, is provided by the straight-line method over the useful lives of 5 to 25 years for land improvements, 5 to 40 years for buildings and improvements, 5 to 15 years for machinery and equipment (with the majority in the range of 5 to 10 years), 5 to 10 years for furniture and fixtures and 3 to 5 years for vehicles and computers and related equipment. Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease.

Long-lived Assets other than Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its estimated fair value.

Goodwill and Intangible Assets - The Company evaluates the carrying value of goodwill and indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

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

Retained Liabilities of Businesses Sold - Retained liabilities of businesses sold include obligations of the Company related to its former Precious Metals Group (“PMG”), which was sold in 2003. Under terms of the sale agreement, the Company will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which the Company owned PMG. The net liability was $8.0 million and, $7.6 million as of December 31, 2012 and December 31, 2011, respectively.

Revenue Recognition — Except for revenue recognized under the percentage of completion method of accounting in Battery Technologies (see discussion below), the Company recognizes revenue when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of inventory consigned to customers. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as sales.
The Battery Technologies segment uses the percentage of completion method to recognize the majority of its revenue. The majority of defense contracts use the units-of-delivery method while the majority of aerospace contracts use the cost-to-cost method as the basis to measure progress toward completing a contract. Under the units-of-delivery method, revenues are recognized based on the contract price of units delivered. Under the cost-to-cost method, revenue is recognized based on the ratio of cost incurred compared to management's estimate of total costs expected to be incurred under the contract. The percentage of completion method requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed at least quarterly and adjustments are reflected in the accounting period such amounts are determined. Billings in excess of amounts earned are deferred. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.
Cost of Goods Sold — Cost of goods sold is comprised of raw material costs, direct production, maintenance and utility costs, depreciation, other overhead costs and shipping and handling costs.
Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $32.5 million, $24.8 million and $11.8 million in 2012, 2011 and 2010, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing projects.
Accounting for Operating Leases — Lease expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Certain leases include step rent provisions and escalation clauses, which are recognized on a straight-line basis over the lease term. Lease payments that depend on an existing index or rate are included in our minimum lease payments that are recognized on a straight-line basis over the minimum lease term.
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

Derivative Instruments — The Company enters into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is the Company’s policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2012 and 2011. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.
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

In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This new guidance did not have any impact on our results of operations or financial position.

Accounting Guidance Not Yet Adopted:
In July 2012, the FASB issued amendments to the intangible assets guidance which provides an option for companies to use a qualitative approach to test indefinite lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012, however, early adoption is permitted. This new guidance is not expected to have any impact on our results of operations or financial position.

In October 2012, the FASB issued amendments to the technical correction and improvements guidance clarifying fair value measurements. This guidance is effective for annual periods beginning after December 15, 2012. This new guidance is not expected to have any impact on our results of operations or financial position.

Note 3 — Inventories
Inventories consist of the following as of December 31,

	2012	2011
Raw materials and supplies	$137,093	$236,336
Work-in-process	188,145	227,139
Finished goods	137,855	151,543
	$463,093	$615,018

As part of the allocation of the purchase price of VAC to the acquired assets and liabilities assumed, we recorded a $168.1 million step-up of inventory to its estimated fair value on the date of acquisition. In 2012 the Company recognized $38.0 million of lower of cost or market charges related to the VAC purchase accounting step-up and additional lower of cost or market charges of $40.4 million. At December 31, 2012 all of the inventory step-up had been recognized in cost of goods sold. At December 31, 2011 $56.4 million remained within the value of inventory. In 2011 the Company recognized a net change of $14.5 million of lower of cost or market charges related to the VAC purchase accounting inventory step-up. These charges related to the decline in prices of certain rare earth materials.

Note 4 — Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2012	2011
Land and improvements	$48,839	$47,725
Buildings and improvements	236,823	217,294
Machinery and equipment	719,271	667,130
Furniture and fixtures	17,294	15,931
Property, plant and equipment, at cost	1,022,227	948,080
Less accumulated depreciation	525,472	465,767
	$496,755	$482,313

Operating losses due to lower cobalt prices and electrical supply disruptions at GTL led us to evaluate the potential impairment of its long-lived assets at December 31, 2012. Estimated future cash flows based on our assumptions of cobalt prices and volumes supported the net book value of GTL's long-lived assets indicating no impairment at December 31, 2012.

Total depreciation expense on property, plant and equipment was $62.4 million in 2012, $51.7 million in 2011 and $40.8 million in 2010.

Note 5 — Acquisitions

VAC
On August 2, 2011, the Company acquired the equity interests in VAC and the financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from that date. VAC is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. The Company's Magnetic Technologies segment consists of VAC.

The total purchase price of $812.2 million included total cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group and accepted by the seller, if any, primarily within two years of the closing date of the acquisition. The Company financed the purchase with borrowings under a new senior secured credit facility (the “Senior Secured Credit Facility”) and cash on hand.

The following table summarizes the final purchase price allocation based on estimated fair values as of the acquisition date (in millions):

Accounts receivable	$81.0
Inventories	362.8
Property, plant and equipment	244.1
Identifiable intangible assets	307.5
Other assets	35.0
Total assets acquired	1,030.4
Accounts payable	43.5
Deferred income taxes	184.9
Pension liabilities	149.8
Other liabilities	60.8
Total liabilities assumed	439.0
Net assets acquired	591.4
Purchase price, net of cash acquired	812.2
Goodwill	$220.8

The goodwill of $220.8 million resulting from the VAC acquisition was attributable to (i) reputation in its markets, (ii) strength of its management team, (iii) efficiency of its operations, and (iv) future cash flows and income projections and is not expected to be deductible for tax purposes.

Identifiable intangible assets arising from the VAC acquisition include the following (in millions):

	Estimated fair value	Weighted average useful lives
Tradename	$87.9	indefinite
Developed technology	93.5	17.0
Customer relationships	126.1	14.3
	$307.5

Tradename represents the VAC name that the Company will continue to use. Customer relationships represent the estimated fair value of relationships with customers acquired in connection with the acquisition. The majority of the products sold under the VAC trade name use either patented technology or trade secrets, related to the manufacturing process that allow provide a competitive advantage in the marketplace. The customer relationship and developed technology intangible assets are being amortized on a straight-line basis. The tradename is an indefinite-lived intangible asset and therefore is not being amortized but will instead be tested, at least annually, for impairment.

Rahu
On December 22, 2011, the Company acquired the shares of Rahu Catalytics Limited ("Rahu"), a developer of a unique iron ligand-based chemistry for use in environmentally-friendly coatings, composites and inks. The Company previously had a license and supply agreement with Rahu. The purchase price included a $39.1 million cash payment and contingent consideration of up to an additional €20.0 million ($26.4 million at December 31, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. The estimated fair value of the contingent consideration of $10.8 million as of the acquisition date was finalized in the fourth quarter of 2012 based on the probability of future anticipated payouts and was recorded at the net present value of those future anticipated cash flows. Subsequent to the date of acquisition, the estimated fair value of the liability for contingent consideration increased to $12.4 million as a result of accretion expense (included in interest expense in the Statement of Consolidated Operations) for the passage of time. The purchase price allocation based on estimated fair values as of the acquisition date was $27.7 million of intangible assets, $6.9 million of deferred income tax liabilities and $29.1 million of goodwill.

In 2011, the Company incurred $17.8 million of expenses in conjunction with the acquisitions of VAC and Rahu that are included in Selling, general and administrative expense in the Statements of Consolidated Operations. $2.4 million of these expenses were included in the results of the Magnetic Technologies segment, and the balance was included in Corporate expenses.

EaglePicher Technologies
On January 29, 2010, the Company completed the acquisition of EaglePicher for approximately $172 million in cash. Based in Joplin, Missouri, EaglePicher Technologies is a leader in portable power solutions and energy storage technologies serving aerospace, defense and medical markets, and is developing products to serve new applications such as power storage for alternative energy and power grid customers.

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

Identifiable intangible assets arising from the EaglePicher acquisition included tradename, know-how, developed technology, and customer relationships totaling $83.1 million. The know-how, developed technology and customer relationships are being amortized on a straight-line basis. The tradename is an indefinite-lived intangible asset and therefore is not being amortized but will instead be tested, at least annually for impairment. In 2012, the Company received $6.0 million in an escrow settlement with former owner.
In connection with the EaglePicher acquisition, the Company incurred $2.2 million in acquisition-related costs in 2010. Acquisition-related costs were recognized as a corporate expense and included in Selling, general and administrative expenses in the Statement of Consolidated Operations.

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
The Company conducts its annual goodwill impairment test as of October 1. The results of testing as of October 1, 2012 and 2011 confirmed that the estimated fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. The estimated fair value of the Magnetic Technologies reporting unit exceeded its carrying value by 4%. At December 31, 2012 Magnetic Technologies reporting unit had goodwill of $205.2 million. We believe the assumptions used in our impairment testing were consistent with the risk inherent in the business models of the reporting unit at the time the impairment test was performed. Although we believe the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, the Company's results of operations and financial position. The change in the carrying amount of goodwill is as follows:

	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Consolidated
Balance at January 1, 2011	$—	$103,326	$138,211	$65,351	$306,888
Acquisitions and adjustments	220,801	—	39,038	—	259,839
Foreign currency translation adjustments	(19,221)	—	(2,949)	(86)	(22,256)
Balance at December 31, 2011	201,580	103,326	174,300	65,265	544,471
Acquisitions and adjustments	—	—	(9,196)	—	(9,196)
Foreign currency translation adjustments	3,584	—	4,302	108	7,994
Balance at December 31, 2012	$205,164	$103,326	$169,406	$65,373	$543,269

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. All intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives.
A summary of intangible assets follows:

	2012			2011
	Carrying Value	Accumulated Amortization (a)	Net	Carrying Value	Accumulated Amortization (a)	Net
	(In thousands)
Tradenames	$116,952	$(6,559)	$110,393	$116,952	$(8,344)	$108,608
Customer relationships	234,536	(57,943)	176,593	234,536	(43,869)	190,667
Developed technology	136,451	(16,926)	119,525	123,315	(13,325)	109,990
Know-how	18,600	(2,713)	15,887	18,600	(1,783)	16,817
Capitalized software	20,947	(14,626)	6,321	18,652	(12,641)	6,011
Other intangibles	4,383	(3,430)	953	4,447	(3,265)	1,182
Total	$531,869	$(102,197)	$429,672	$516,502	$(83,227)	$433,275
(a) - Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible assets additions, accelerated amortization of intangible assets, acquisition and divestiture and other factors.
The weighted average amortization period is 14 years for Customer Relationships, 17 years for Developed Technology, 20 years for Know-How and 3 years for Capitalized Software. Indefinite-lived intangible assets are tested for impairment annually and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment.
Amortization expense related to intangible assets, including capitalized software, for the years ended December 31, 2012, 2011 and 2010 was $26.9 million, $18.7 million and $13.3 million, respectively, reflecting the acquisitions of VAC and Rahu in 2011.
We estimate that the annual pre-tax amortization expense will be approximately $26.7 million for 2013, $26.4 million for 2014, $26.3 million for 2015, $25.7 million for 2016 and $24.7 million for 2017.

Note 7 — Debt
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

During the third and fourth quarters of 2012, we made principal pre-payments totaling $197.0 million on the Euro Term B facility using cash on hand and recognized accelerated amortization of deferred financing fees of $6.5 million. The balance of the Euro Term B facility was $28.0 million at December 31, 2012.

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

We have the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.5%, (ii) Bank of America's prime rate or (iii) LIBOR plus 1%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility is 4.75%. The LIBOR rates under the Term B Loan Facility are subject to a floor of 1.5%. At December 31, 2012 and 2011, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.57% and 5.66%, respectively.

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
Annual maturities of long-term debt are as follows (amounts in thousands):

2013	$13,309
2014	15,809
2015	20,809
2016	67,059
2017	350,377
$467,363

The Senior Secured Credit Facility contains customary representations and warranties and certain covenants that limit the ability of the Company to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay distributions on capital stock; (iii) make investments; (iv) sell assets; (v) incur or suffer to exist liens securing indebtedness; (vi) consolidate, merge or transfer all or substantially all of their assets; and (vii) engage in transactions with affiliates. In addition, the Senior Secured Credit Facility contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio (the “Consolidated Leverage Ratio”) of the Company's total indebtedness to the amount of the Company's adjusted “Consolidated EBITDA” as defined in the Senior Secured Credit Facility (“Covenant EBITDA”), and (ii) the ratio of the amount of Covenant EBITDA to the Company's cash interest expense (the “Consolidated Interest Coverage Ratio”). Covenant EBITDA is consolidated net income plus (i) federal, state, local and foreign income taxes payable, (ii) interest expense, (iii) amortization, (iv) depreciation, and (v) certain “non-cash” items, such as non-cash compensation recorded in accordance with FASB ASC Topic 718, non-cash goodwill or other intangible asset impairment charges and write-offs of goodwill and other intangible assets in accordance with FASB ASC Topic 350, non-cash restructuring charges, non-cash purchase accounting charges required by FASB ASC Topic 805 and foreign currency translation gains and losses, minus (vi) interest income. Capital expenditures are compared quarterly on a year-to-date basis to an annual cap set forth in the Senior Secured Credit Facility. The Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio are required to be met quarterly for each trailing four-consecutive-quarter period. The maximum permitted Consolidated Leverage Ratio for the fiscal quarter ending December 31, 2012 was 3.25 to 1.00 and the minimum permitted Consolidated Interest Coverage Ratio for the fiscal quarter ending December 31, 2012 was 4.25 to 1.00. At December 31, 2012, the Company's Consolidated Leverage Ratio was 2.86 to 1.00 and its Consolidated Interest Coverage Ratio was 4.33 to 1.00. As of December 31, 2012, the Company was in compliance with all of the covenants under the Senior Secured Credit Facility.

The Company incurred fees and expenses of $30.2 million related to the Senior Secured Credit Facility. These fees and expenses were deferred and are being amortized to interest expense over the term of the Senior Secured Credit Facility.
Interest paid on long-term debt was $38.4 million, $18.9 million and $2.9 million for 2012, 2011 and 2010, respectively. Interest expense has not been allocated to discontinued operations. No interest was capitalized in 2012, 2011 or 2010.

Note 8 — Derivative Instruments
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

For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is initially recognized in Accumulated other comprehensive income (loss) (“AOCI(L)”) in stockholders’ equity and subsequently reclassified to earnings when the hedged item affects income. Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings.
Commodity Price Risk
The Company, from time to time, employs derivative instruments in connection with certain purchases of certain commodities in order to establish a fixed margin and mitigate the risk of price volatility. This hedging limits the Company’s ability to participate in gains from favorable commodity price fluctuations and it limits the risk of loss from adverse commodity price fluctuations.
Derivative instruments employed by the Company to manage commodity price risk include some contracts designated as cash flow hedges as well as some other contracts that are not designated as hedges for accounting purposes.

In October 2012, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 of nickel-containing finished products that were priced based on a formula that included a fixed nickel price component. These forward derivative contracts have been designated as cash flow hedges for accounting purposes.

Other Forward Contracts
In 2011, we entered into nickel forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2012 of nickel-containing finished products that were priced based on a formula that included a fixed nickel price component. These forward purchase contracts were not designated as cash flow hedges for accounting purposes. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in Cost of goods sold. As of December 31, 2012, there were no nickel forward purchase contracts outstanding that were not designated as cash flow hedges.
Foreign Currency Exchange Rate Risk
The functional currency for our Finnish operating subsidiary is the U.S. dollar since a majority of its purchases and sales are denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) are included in earnings. While a majority of the subsidiary’s raw material purchases are in U.S. dollars, it also has some Euro-denominated operating expenses. From time to time, we enter into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. As of December 31, 2012, we had no Euro forward contracts outstanding. As of December 31, 2011, we had Euro forward contracts with notional values that totaled 90.0 million Euros with maturities ranging up to twelve months. AOCI(L) included a cumulative loss, related to these contracts, of $3.7 million, all of which was reclassified to earnings within 2012. We had designated these foreign currency derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses.

No hedge ineffectiveness was recorded in income in the years ended December 31, 2012, 2011 or 2010 for these hedges.
Interest Rate Risk
We utilize interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

In December 2012, we entered into an interest rate swap agreement to manage the variable interest rate risk associated with the Term B Facility. This interest rate swap agreement establishes a fixed interest rate of 5.82% on $115.0 million of the Term B Facility. We have designated this interest rate swap agreement, which expires on December 31, 2013, as a cash flow hedge.

We had interest rate swaps with notional values that totaled $115.0 million and $199.5 million at December 31, 2012 and 2011, respectively. The outstanding contracts as of December 31, 2012 had maturities ranging up to 12 months. As of December 31, 2012, AOCI(L) included a cumulative loss of $0.1 million related to these contracts, all of which is expected to be reclassified to earnings within the next twelve months. As of December 31, 2011, AOCI(L) included a cumulative loss of $0.4 million related to these contracts, all of which was reclassified to earnings within 2012. No hedge ineffectiveness was recorded in income in 2012, 2011 or 2010 for these hedges.

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets (amounts in thousands):

	Derivatives Designated as Hedging Instruments
	Derivative Liabilities
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Euro forward contracts	Other current liabilities	—	Other current liabilities	(4,835)
Commodity contracts	Other current liabilities	(7)	Other current liabilities	—
Interest rate swap agreements	Other current liabilities	(80)	Other current liabilities	(405)
Total		$(87)		$(5,240)

	Derivatives Not Designated as Hedging Instruments
	Derivative Liabilities
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Other current assets	$—	Other current assets	$25
Total		$—		$25

The following table summarizes the effect of derivative instruments as recorded in the Statement of Consolidated Operations:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Year Ended December 31,
	2012	2011	2010
Euro forward contracts	$6,017	$(3,650)	$—
Commodity contracts	(5)	373	—
Interest rate swap agreements	(80)	(304)	(393)
Total	$5,932	$(3,581)	$(393)

	Location of Gain (Loss) Reclassified from AOCI(L) into Income	Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Year Ended
	(Effective Portion)	2012	2011	2010
Euro forward contracts	Cost of goods sold	$2,367	$—	$(2,094)
Commodity contracts	Net sales	—	373	(221)
Interest rate swap agreements	Interest expense	(405)	(293)	—
Total		$1,962	$80	$(2,315)

Derivatives Not Designated as Hedging Instruments
	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Year Ended December 31,
	Income on Derivative	2012	2011	2010
Euro forward contracts	Cost of goods sold	$—	$111	$—
Commodity contracts	Net sales	—	—	(378)
Commodity contracts	Cost of products sold	(13)	(64)	—
Total		$(13)	$47	$(378)

Note 9 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swap agreements	$(80)	$—	$(80)	$—
Contingent consideration payable	(12,411)	—	—	(12,411)
Total	$(12,491)	$—	$(80)	$(12,411)

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

The following table summarizes changes in Level 3 liabilities measure at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2011	$14,343
Change in estimate		(3,392)
Accretion expense		1,375
Foreign exchange		85
Fair Value at	December 31, 2012	$12,411

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($26.4 million at December 31, 2012) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration liability using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the liability. During the year ended December 31, 2012, the estimate of the contingent consideration liability decreased by $3.4 million as we revised the purchase price allocation reflecting information known as of the acquisition date. This adjustment and the final allocation adjustment did not impact cash flows. The liability for contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of contingent consideration is classified utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. Changes in the risk profile of this liability and achievement of volume targets over the term of this arrangement could impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt and the current portion of long-term debt had a carrying value of $467.4 million and a fair value of $470.4 million at December 31, 2012, based on quoted market prices which are Level 1 inputs. Derivative instruments are recorded at fair value as indicated above.

The Company utilizes a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in the Company's goodwill testing. The fair value measurements were calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
Accounts receivable potentially subjects the Company to a concentration of credit risk. The Company maintains significant accounts receivable balances with several large customers. At December 31, 2012 and 2011 the accounts receivable balance from our largest customer represented 3% of the Company’s net accounts receivable, respectively. Generally, the Company does not obtain security from its customers in support of accounts receivable.
Sales to the top three customers in the Battery Technologies segment represented approximately 52%, 54% and 50% of Battery Technologies’ net sales in 2012, 2011 and 2010, respectively. The loss of one or more of these customers could have a material adverse effect on Battery Technologies’ business, results of operations or financial position.

Note 10 — Income Taxes

Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2012	2011	2010
United States	$(14,818)	$(6,909)	$(21,370)
Outside the United States	(33,631)	35,852	128,685
	$(48,449)	$28,943	$107,315

Income tax expense is summarized as follows:

	Year Ended December 31
	2012	2011	2010
Current tax provision (benefit):
United States:
Federal	$(3,051)	$1,974	$321
State and local	(49)	202	376
Outside the United States	30,902	11,595	34,090
Total current	27,802	13,771	34,787
Deferred tax provision (benefit):
United States	2,353	498	542
Outside the United States	(32,926)	(32,065)	(5,673)
Total deferred	(30,573)	(31,567)	(5,131)
	$(2,771)	$(17,796)	$29,656

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using the Company’s effective income tax rate is as follows:

	Year Ended December 31
	2012	2011	2010
Income (loss) from continuing operations before income tax expense	$(48,449)	$28,943	$107,315
Income taxes at the United States statutory rate (35)%	(16,957)	8,692	37,560
Increase (decrease) in taxes resulting from:
Effective tax rate differential on income outside of the United States	(3,755)	(25,850)	(25,447)
Repatriation of foreign earnings	7,350	6,482	5,564
Malaysian tax holiday	—	(3,662)	(4,545)
Valuation allowance (reversal)	4,473	2,875	(1,037)
Uncertain tax positions	(1,910)	(1,618)	1,936
Allowance (reversal) on GTL prepaid tax asset	5,645	(6,225)	11,465
Other, net	2,383	1,510	4,160
Income tax (benefit) expense	$(2,771)	$(17,796)	$29,656
Effective income tax rate	5.7%	(a)	27.6%

(a)	not meaningful

The effective income tax rate for the year ended December 31, 2012 is impacted by VAC purchase accounting related inventory charges of $55.9 million and GTL. During 2012, the Company recorded a tax expense of $10.4 million related to GTL. This includes a $5.6 million tax expense related to GTL prepaid tax asset impairment and $6.6 million related to other GTL permanent differences, of which the Company's share is 55%, or $6.7 million.
Excluding the impact of VAC purchase accounting related inventory charges and GTL discrete and permanent items, the effective tax rate for the year ended December 31, 2012 would have been 30%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and a tax efficient financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
The effective income tax rate for the year ended December 31, 2011 was affected by the acquisition of VAC, including the impact of acquisition-related charges of $126.6 million. Also during 2011, the Company recorded a net discrete tax benefit of $7.4 million, which includes a $6.2 million discrete tax benefit related to GTL, of which the Company's share is 55%, or $3.4 million.
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
During 2010, the Company recorded discrete tax items related to continuing operations netting to expense of $5.4 million. Included in this amount is $10.1 million of discrete tax expense related to the GTL joint venture, of which the Company's share is 55%, or $5.6 million. Excluding the discrete items, the effective income tax rate for 2010 would have been 22.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax holiday in Malaysia and a tax efficient financing structure, partially offset by losses in certain jurisdictions with no corresponding tax benefit (including the U.S.).
During fourth quarter of 2012, the Company received $37.9 million tax refund which was included in the Refundable and prepaid income tax on the Consolidated Balance Sheet as of December 31, 2011.

The Company intends to repatriate only future earnings and therefore has not provided additional United States income taxes on approximately $346 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be permanently reinvested by the foreign subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, the Company had a “tax holiday” from income taxes in Malaysia that expired on December 31, 2011. This arrangement reduced income tax expense by $3.7 million and $4.5 million for 2011and 2010, respectively. The benefit of the tax holiday on net income per diluted share was approximately $0.12 and $0.15 in 2011 and 2010, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company's major tax jurisdictions include the U.S., Finland and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service is currently examining the Company's 2010 U.S. federal income tax return, and  Finnish tax authorities are currently examining the Company's Finnish tax returns for the years 2007-2011.  VAC's German tax returns have been audited through 2005. The Company is indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. German tax authorities are currently examining VAC's income tax returns for the years 2006-2009.

Income tax payments were $33.9 million, $23.8 million and $26.5 million in 2012, 2011 and 2010, respectively.

Significant components of the Company’s deferred income taxes are as follows:

	December 31
	2012	2011
Employee benefit accruals	$50,601	$36,148
Foreign operating loss carryforwards	13,225	8,599
Foreign tax credit carryforwards	12,193	12,457
State operating loss carryforwards	7,110	6,401
Operating accruals	32,838	29,453
Investment credit carryforwards	3,393	3,414
Valuation allowance	(77,993)	(65,864)
Deferred tax assets	41,367	30,608
Depreciation	(46,446)	(49,700)
Amortization	(108,164)	(101,012)
VAC, inventory reserve - purchase accounting step-up	—	(22,110)
Other	19	(485)
Deferred tax liabilities	(154,591)	(173,307)
Net deferred tax liabilities	$(113,224)	$(142,699)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2012	2011
Other current assets	$7,807	$7,523
Other non-current assets	5,144	3,172
Other current liabilities	(4,724)	(23,449)
Deferred income taxes — non-current liabilities	(121,451)	(129,945)
	$(113,224)	$(142,699)

The Company has a U.S. net deferred tax asset of $1.1 million which is expected to be recovered based on temporary differences that will reverse in 2013-2014. At December 31, 2012 and 2011, the Company had U.S state net operating loss carryforwards representing a potential future tax benefit of $7.1 million and $6.4 million, respectively. These carryforwards expire at various dates from 2013 through 2032. The Company has recorded a full valuation allowance against the U.S state net operating loss carryforwards. The Company has foreign net operating loss carryforwards of $47.6 million, representing a potential future tax benefit of $13.2 million in various jurisdictions, some of which expire in 2013 through 2031, and some of which have no expiration. The Company has established a $3.8 million valuation allowance against the foreign net operating loss carryforwards as the Company believes that some of these assets will not be realized. The Company has foreign investment tax credit and allowance carryforwards of $3.4 million, of which $2.2 million expire in 2028, while the remaining $1.2 million have no expiration. The Company has recorded a $2.2 million valuation allowance against the foreign investment tax credit and allowance carryforwards as the Company believes that a portion of these assets will not be realized. For the year ended December 31, 2012, the Company’s valuation allowance increased primarily due to the increase in U.S. deferred tax assets and foreign carryforwards.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Balance at January 1, 2011	$21,326
Additions for tax positions related to the current year	6,575
Additions for tax positions of prior years	71
Reductions for tax positions of prior years	(2,817)
Reductions for lapses of statute of limitations	(90)
Foreign currency translation	(48)
Balance at December 31, 2011	25,017
Additions for tax positions related to the current year	877
Additions for tax positions of prior years	411
Reductions for tax positions of prior years	(8,396)
Reductions for lapses of statute of limitations	(126)
Foreign currency translation	174
Balance at December 31, 2012	$17,957

With the exception of those relating to the VAC acquisition, all uncertain tax positions would affect the effective tax rate if recognized. However, $5.6 million of the uncertain tax positions relate to foreign tax credit carryforwards, which, if recognized, would be offset by an adjustment to the valuation allowance. At December 31, 2012, there are no uncertain tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The decrease in uncertain tax positions in 2012 primarily results from effective settlements during 2012 in various tax jurisdictions. The increase in uncertain tax positions in 2011 resulted from VAC uncertain tax positions, partially offset by reductions for prior year uncertain tax positions as a result of a favorable court decision. At December 31, 2012, the liability for uncertain tax positions includes $0.2 million for which it is reasonably possible that the uncertain tax position will decrease within the next twelve months. These uncertain tax positions primarily relate to transfer pricing and may decrease upon expiration of the statute of limitations.

The Company recognizes interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During 2012, 2011 and 2010, the Company recognized a $0.4 million benefit, $0.1 million expense and $0.1 million benefit related to interest and penalties, respectively. At December 31, 2012 and 2011, the Company had $0.8 million and $1.3 million accrued for interest and penalties.

Note 11 — Pension and Other Post-Retirement Benefit Plans
The Company has defined contribution plans covering substantially all eligible U.S. employees. Contributions are directed by the employee into various investment options. These defined contribution plans do not have any direct ownership of the Company’s common stock. Under these plans, the Company matches participants’ contributions based on plan provisions. Certain plans provide for a discretionary Company contribution based on employee compensation. The Company maintains additional defined contribution plans in certain locations outside the United States. Aggregate defined contribution plan expenses were $6.1 million, $5.8 million and $5.7 million in 2012, 2011 and 2010, respectively.
The Company has defined benefit pension obligations of $149.8 million at VAC (based on the Euro to U.S. dollar exchange rate on August 2, 2011), substantially all of which are unfunded. VAC sponsors various defined benefits plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany.
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
In addition to the pension liabilities for VAC and EaglePicher Technologies, the Company has a non-contributory, defined benefit pension plan for certain retired employees in the United States related to a divested business. Pension benefits under this plan are paid to plan participants directly from pension plan assets.
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

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheet at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$(238,454)	$(215,194)	$(146,115)	$(3,333)
Acquisitions	—	—	—	(153,728)
Service cost	(1,087)	(989)	(3,993)	(2,054)
Interest cost	(9,346)	(11,505)	(7,587)	(3,527)
Actuarial gain (loss)	(13,585)	(24,390)	(30,155)	(1,045)
Benefits paid	17,536	13,624	9,392	3,963
Foreign currency exchange rate changes	—	—	(3,730)	13,609
Projected benefit obligation at end of year	(244,936)	(238,454)	(182,188)	(146,115)
Change in plan assets
Fair value of plan assets at beginning of year	168,084	159,447	4,020	292
Acquisitions	—	—	—	4,081
Actual return on plan assets	22,064	11,587	17	12
Employer contributions	7,837	10,674	9,282	3,963
Foreign currency exchange rate changes	—	—	77	(365)
Benefits paid	(17,536)	(13,624)	(9,392)	(3,963)
Fair value of plan assets at end of year	180,449	168,084	4,004	4,020
Funded status — plan assets less than benefit obligations	(64,487)	(70,370)	(178,184)	(142,095)
Recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	34,782	36,838	31,646	1,587
Amounts not yet recognized as a component of net postretirement benefit cost	$34,782	$36,838	$31,646	$1,587
Amounts recorded in the balance sheet consist of:
Accrued benefit liability — current	$(849)	$(692)	$(7,999)	$(7,525)
Accrued benefit liability — long-term	(63,638)	(69,678)	(170,185)	(134,570)
Accumulated other comprehensive loss	34,782	36,838	31,646	1,587
Net amount recognized	$(29,705)	$(33,532)	$(146,538)	$(140,508)

Accumulated benefit obligation at end of year	$(226,243)	$(220,580)	$(180,355)	$(144,836)

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans
	2012	2011	2010
Service cost	$1,087	$989	$913
Interest cost	9,346	11,505	11,078
Amortization of unrecognized net loss	1,532	387	364
Expected return on plan assets	(10,429)	(10,527)	(9,621)
Net periodic benefit cost	1,536	2,354	2,734
Net (gain) loss arising during the year	1,287	23,330	2,731
Net (gain) loss recognized during the year	(3,343)	(387)	(363)
Total recognized in other comprehensive income	(2,056)	22,943	2,368
Total recognized in net periodic benefit cost and other comprehensive income	$(520)	$25,297	$5,102

	Pension Benefits
	Non-U.S. Plans
	2012	2011	2010
Service cost	$3,993	$2,054	$228
Interest cost	7,587	3,527	129
Amortization of unrecognized net loss	792	(14)	3
Amortization of prior service credit	8	8	5
Expected return on plan assets	(9)	(10)	(9)
Net periodic benefit cost	12,371	5,565	356
Net (gain) loss arising during the year	30,147	1,085	411
Net (gain) loss recognized during the year	(880)	14	(3)
Amortization of prior service credit	(8)	(8)	(5)
Exchange rate gain (loss)	801	(76)	(9)
Total recognized in other comprehensive income	30,060	1,015	394
Total recognized in net periodic benefit cost and other comprehensive income	$42,431	$6,580	$750
Future pension benefit payments expected to be paid are as follows:

	Pension
Expected benefit payments	U.S. Plans	Non-U.S. Plans
2013	$14,192	$10,160
2014	$14,066	$10,963
2015	$14,088	$11,619
2016	$14,200	$11,441
2017	$14,158	$11,149
2018-2022	$72,711	$53,954
Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. The Company expects to contribute $3.2 million to its U.S. pension plans, in 2013. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates. The Company expects to make annual benefit payments of approximately $10.2 million related to its non-U.S. pension plans in 2013.

The amounts in Accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$3,348	$685	$4,033
Prior service cost	—	6	6
Total	$3,348	$691	$4,039

The following weighted-average assumptions were used to determine the Company’s pension benefit obligations for the year ended December 31:

	2012	2011
U.S. Plans
Discount rate — EPT Active Plans	3.69%	4.18%
Discount rate — EPT Inactive Plans	3.50%	4.05%
Discount rate — SCM Plans	3.35%	4.05%
Expected return on pension plan assets — EPT Active Plans	7.00%	8.00%
Expected return on pension plan assets — EPT Inactive Plans	4.68%	5.75%
Expected return on pension plan assets — SCM Plans	6.00%	6.50%
Rate of increases in compensation	3.50%	3.50%
Non U.S. Plans
Discount rate	3.49%	5.48%
Rate of increases in compensation	2.50% – 3.00%	2.50% – 3.00%

The following weighted-average assumptions were used to determine the Company’s net periodic pension benefit costs for the year ended December 31:

	2012	2011
U.S. Plans
Discount rate — EPT Active Plans	4.11%	5.22%
Discount rate — EPT Inactive Plans	4.04%	5.13%
Discount rate — SCM Plans	4.05%	5.12%
Expected return on pension plan assets — EPT Active Plans	8.00%	8.25%
Expected return on pension plan assets — EPT Inactive Plans	5.75%	6.00%
Expected return on pension plan assets — SCM Plans	6.50%	6.75%
Non U.S. Plans
Discount rate	5.47%	4.32%
Expected return on pension plan assets	3.41%	3.63%
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
The EaglePicher Technologies plan assets are managed as two “pools” in recognition of the differences in the obligations of the active and frozen plans. Below are the Company’s actual and established target allocations for the EaglePicher Technologies Pension Plans, representing 94% of U.S. pension plan assets:

	Active Plans		Frozen Plans
	Actual Allocation	Target Allocation	Actual Allocation	Target Allocation
U.S. equity securities	34%	35%	12%	12%
International equity securities	31%	30%	8%	8%
Fixed income	24%	25%	70%	70%
High yield	—%	—%	1%	2%
TIPS	5%	5%	6%	6%
Global REITS	5%	5%	2%	2%
Cash	1%	—%	1%	—%
Total assets	100%	100%	100%	100%
Active plan investments include domestic equity securities which are invested broadly in U.S. companies in various industries using the Wilshire 5000 Index as the asset class benchmark. International equity securities are invested broadly in non-U.S. companies in various industries using the MSCI ACWI ex-U.S. Index as the asset class benchmark. Long-term Core Fixed Income (“Fixed income”) consists of broad investment grade fixed income bonds using the Barclays Capital Long Government/Credit Index as the asset class benchmark. U.S. Treasury Inflation Protected Fixed Income (“TIPS”) invests in the U.S. Treasury inflation protected securities market using the Barclays U.S. TIPS Index as the asset class benchmark. Real estate investments are invested in the broad global real estate securities market with the FTSE EPRA/NAREIT Developed RE Index (or other comparable index) as the asset class benchmark. The Frozen plan investments are the same as the active plans except that fixed income consists of long-credit fixed income bonds using the Barclays Capital Long Credit Index as the asset class benchmark. High Yield Fixed Income (“High yield”) invests in broad U.S. non-investment grade fixed income bonds using the Merrill Lynch U.S. High Yield Master II Index as the asset class benchmark.
The Company’s asset allocations by asset category for the SCM and non-U.S. plans are as follows:

	December 31, 2012 Actual Allocation	December 31, 2011 Actual Allocation
Equity securities	35%	37%
Corporate bonds	9%	9%
Government bonds	12%	10%
Other fixed income	15%	19%
Foreign assets	27%	24%
Cash	2%	1%
Total assets	100%	100%

Equity securities are invested broadly in U.S. companies in various industries. Foreign assets consist of equity securities of non-U.S. companies in various industries as well as foreign mutual funds.

The fair value measurements of defined benefit pension plan assets by category at December 31, 2012 are as follows:

	December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
Category	2012	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity securities — US	$33,536	$4,485	$29,051	$—
Equity securities — Non US	23,751	—	23,751	—
Fixed income:
Bonds	89,744	—	89,744	—
Other fixed income	22,391	213	22,178	—
High yield	1,884	—	1,884	—
TIPS	2,080		2,080	—
Global REITS	5,544	—	5,544	—
Foreign assets	4,002	—	4,002	—
Cash and cash equivalents	1,521	1,521	—	—
Total	$184,453	$6,219	$178,234	$—

Equity securities and fixed income, high-yield, TIPS and Global REITS investments are primarily comprised of mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
The defined benefit pension plans do not have any direct ownership of the Company’s common stock.

Note 12 — Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2010	$(5,288)	$24	$(11,705)	$(16,969)
Reclassification adjustments	—	2,315	—	2,315
Current period credit (charge)	17,031	(2,732)	(2,764)	11,535
Balance at December 31, 2010	11,743	(393)	(14,469)	(3,119)
Reclassification adjustments	—	(80)	—	(80)
Current period credit (charge)	(62,580)	(3,581)	(24,039)	(90,200)
Balance at December 31, 2011	(50,837)	(4,054)	(38,508)	(93,399)
Reclassification adjustments	—	(1,962)	—	(1,962)
Current period credit (charge)	29,538	5,932	(28,114)	7,356
Balance at December 31, 2012	$(21,299)	$(84)	$(66,622)	$(88,005)

Note 13 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2012	2011	2010
	(in thousands, except per share amounts)
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders	$(38,615)	$42,070	$82,648
Weighted average shares outstanding — basic	31,885	31,079	30,433
Dilutive effect of stock options and restricted stock	—	165	132
Weighted average shares outstanding — assuming dilution	31,885	31,244	30,565
Earnings per common share:
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — basic	$(1.21)	$1.35	$2.72
Income (loss) from continuing operations attributable to
OM Group, Inc. common stockholders — assuming dilution	$(1.21)	$1.35	$2.70
The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2012	2011	2010
	(in thousands, except per share amounts)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(38,881)	$42,011	$83,374
Weighted average shares outstanding — basic	31,885	31,079	30,433
Dilutive effect of stock options and restricted stock	—	165	132
Weighted average shares outstanding — assuming dilution	31,885	31,244	30,565
Earnings per common share:
Net income (loss) attributable to OM Group, Inc. common stockholders — basic	$(1.22)	$1.35	$2.74
Net income (loss) attributable to OM Group, Inc. common stockholders — assuming dilution	$(1.22)	$1.35	$2.73
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
In the years ended December 31, 2012 and 2011, stock options to purchase 0.6 million shares and 0.2 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti dilutive. As the Company had a loss from continuing operations for the year ended December 31, 2012, the effect of including dilutive securities in the earnings per share calculation would have been anti-dilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common stockholders assuming dilution and net loss attributable to OM Group, Inc. common stockholders assuming dilution.

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

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Statements of Consolidated Operations for the year ended December 31 (in thousands):

	2012	2011	2010
Stock options and restricted stock awards	$5,023	$6,130	$5,082
Restricted stock unit awards	212	51	363
Share-based compensation expense - employees	$5,235	$6,181	$5,445

Share-based compensation expense - non-employee directors	$525	$380	$260
No tax benefit for share-based compensation was realized during 2012, 2011 or 2010 as a result of the valuation allowance against U.S. deferred tax assets.
At December 31, 2012, there was $6.1 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $4.0 million in 2013, $2.0 million in 2014 and $0.1 million in 2015 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for the performance awards, and fluctuations in the fair value of restricted stock unit awards.
Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 23,752 shares in 2012, 10,239 shares in 2011 and 8,458 shares in 2010 to non-employee directors.
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

During 2012, 2011 and 2010 the Company granted stock options to purchase 238,319, 217,489 and 243,050 shares of common stock, respectively. Included in the 2012 and 2011 grants are stock options to purchase 4,419 and 5,289 shares of common stock with a vesting period of one year, which were granted to the Company's Chief Executive Officer (“CEO”) in connection with achievement of financial performance criteria in 2011 and 2010 under the Company's high-performance incentive plan.
The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2012	2011	2010
Risk-free interest rate	1.1%	2.7%	2.7%
Dividend yield	—	—	—
Volatility factor of Company common stock	55%	56%	58%
Weighted-average expected option term (years)	6	6	6
Weighted-average grant-date fair value	$15.29	$19.93	$17.24

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
The following table sets forth the number of option shares and weighted-average grant-date fair value:

	Shares	Weighted-Average Fair Value at Grant Date
Non-vested at December 31, 2010	397,914	$17.07
Granted during 2011	217,489	19.93
Vested during 2011	(183,642)	18.63
Forfeited during 2011	(8,016)	18.17
Non-vested at December 31, 2011	423,745	18.17
Granted during 2012	238,319	15.29
Vested during 2012	(205,087)	16.85
Forfeited during 2012	(15,852)	19.03
Non-vested at December 31, 2012	441,125	$17.20

A summary of the Company’s stock option activity for 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,235,197	$35.95
Granted	238,319	15.29
Exercised	—	—
Expired unexercised	(66,698)	38.04
Forfeited	(15,852)	33.85
Outstanding at December 31, 2012	1,390,966	$34.81	5.93	$409
Vested or expected to vest at December 31, 2012	1,376,265	$34.84	5.90	$409
Exercisable at December 31, 2012	949,509	$36.20	4.74	$399
The fair value of options that vested during 2012, 2011 and 2010 was $3.5 million, $3.4 million and $3.6 million, respectively. No stock options were exercised in 2012. The intrinsic value of the options exercised in 2011 and 2010 was $0.1 million and $2.2 million, respectively. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
The Company received cash payments of $0.4 million and $4.1 million in 2011 and 2010, respectively, in connection with the exercise of stock options previously granted. The Company does not settle stock options for cash.
Restricted Stock
The Company issues restricted stock and, beginning in 2012, issues stock-settled restricted stock units to its employees in the U.S (“Restricted Stock," and "US-Based RSUs," respectively). The Company issues restricted stock units to employees outside the U.S. ("International RSUs"). Certain of the Restricted Stock, US-Based RSUs, and International RSU awards contain time-based vesting conditions and certain of the awards contain performance-based vesting conditions.

The Restricted Stock and US-Based RSU awards are in all cases settled in the Company's common stock. The value of the Restricted Stock and US-Based RSU awards are based upon the market price of an unrestricted share of the Company's common stock at the date of grant. The Company recognizes compensation expense ratably over the requisite performance period based upon the number of awards that are anticipated to vest. The number of awards anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. The Company may withhold shares issued upon vesting if directed by individual employees as a means of meeting minimum statutory tax withholding requirements. The surrendered shares are held by the Company as treasury stock.

The International RSUs are settled in a cash payment that is based on the market price of an unrestricted share of the Company's common stock at the vesting date. Since the awards will be settled in cash, they are treated as a liability award in accordance with the “Stock Compensation” topic of the ASC and are presented as a component of Other non-current liabilities on the Consolidated Balance Sheets. During the vesting period the Company remeasures the fair value of the International RSUs at each reporting date until the award is settled. Fluctuations in the fair value of the International RSUs are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid.

Performance-Based Awards
During 2012, 2011 and 2010, the Company awarded 130,500, 117,770 and 121,700 shares, respectively, of performance-based Restricted stock to U.S. employees and 33,450, 31,125, and 19,850 performance-based International RSUs, respectively, to employees outside the U.S. (collectively "Performance-Based Awards").

The number of Performance-Based Awards that ultimately vest is based upon the Company’s achievement of specific measurable financial performance criteria. A recipient of Performance-Based Awards may earn a total award ranging from 0% to 100% of the initial grant, with target being 50% of the initial grant. The Performance-Based Awards granted during 2012 and 2011 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA margin percentage (defined as adjusted operating profit plus depreciation and amortization expense divided by net sales) percentage and average return on net assets, in each case over a three-year performance period ending December 31, 2014 and 2013, respectively.
The performance period for Performance-Based Awards granted during 2010 ended on December 31, 2012. These awards were based on the achievement of consolidated EBITDA margin percentage (as defined above) measured against a predetermined peer group, and average return on net assets, in each case over three-year performance periods ending December 31, 2012. Based upon the Company's performance against the stated performance objectives, 0.8% of the Performance-Based Awards granted in 2010 remain available to vest, or roughly 890 shares of Restricted Stock and 150 International RSUs. Vesting is conditional on approval from the Compensation Committee that the performance objectives were satisfied. The Compensation Committee makes this determination in the first quarter of 2013.

Upon any change in control of the Company, as defined in the plan, or upon retirement, the Performance-Based Awards become vested at the target level. In the event of death or disability, a pro rata number of Performance-Based Awards shall remain eligible for vesting at the end of the performance period.

A summary of the Company’s Performance-Based Awards for 2012 is as follows:

	Restricted Stock Units	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	67,435	312,050	$29.78
Granted	33,450	130,500	30.11
Vested	(335)	—	—
Forfeited	(18,161)	(101,340)	21.85
Non-vested at December 31, 2012	82,389	341,210	$32.26
Expected to vest as of December 31, 2012	8,411	31,158

For awards granted prior to 2010, the following performance-based shares vested and were issued for the year ended December 31:

	2012	2011	2010
Vested based on meeting performance criteria	—	1,773	74,676
Shares surrendered to pay withholding taxes	—	(578)	(26,651)
Net shares issued	—	1,195	48,025

Time-Based Awards
During 2012, 2011 and 2010, the Company awarded 87,150 time-based US-Based RSUs, and 60,825, and 63,100 shares of time-based Restricted Stock, respectively (collectively "US Time-Based Awards"). In addition, during 2012 and 2011, the Company awarded 2,177 and 2,767 shares of US Time-Based Awards with a vesting period of one year to its CEO in connection with achievement of financial performance criteria under the Company's high-performance annual incentive program. The value of the restricted stock units and restricted stock awarded in 2012, 2011 and 2010, based upon the market price of an unrestricted share of the Company's common stock at the date of grant, was $2.6 million, $2.3 million and $1.9 million, respectively. During 2012, 2011 and 2010, the Company also awarded 17,060, 9,095, and 10,550 Time-Based International RSUs, respectively.

The US Time-Based Awards and Time-Based International RSUs have similar terms and vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the plan, or upon retirement, the Time-Based Awards become become 100% vested. A pro rata number of Time-Based Awards will vest in the event of death or disability prior to the stated vesting date.
A summary of the Company’s Time-Based awards for 2012 is as follows:

	Time-Based International RSUs	Shares of US Time-Based Awards	Weighted Average Grant Date Fair Value - US Time-Based Awards
Non-vested at January 1, 2012	22,145	145,122	$31.59
Granted - three year vesting	17,060	87,150	28.51
Granted - one year vesting	—	2,177	30.21
Vested	(3,600)	(24,867)	21.94
Forfeitures	(100)	(10,945)	31.01
Non-vested at December 31, 2012	35,505	198,637	$31.46
Expected to vest as of December 31, 2012	33,456	195,605

The following US Time-Based Awards vested and were issued in the respective years ended December 31:

	2012	2011	2010
Vested - three year vesting period	22,100	15,575	22,760
Vested -one year vesting period	2,767	—	4,127
Shares surrendered to pay withholding taxes	(8,538)	(5,023)	(9,233)
Net shares issued	16,329	10,552	17,654

Note 15 — Commitments and Contingencies
In March 2009, GTL was served in Jersey, Channel Islands, with an injunction seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibited GTL from making payments to Gécamines, a minority partner in GTL, including amounts payable for raw material purchases. In October 2010, GTL was served in Jersey, Channel Islands, with a second injunction which restrains Gécamines from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds, pending the resolution of other proceedings against Gécamines. In both matters, payments which would typically have been made by the Company to Gécamines were instead placed on deposit with the Royal Court of Jersey (Court). At December 31, 2011, our Consolidated Balance Sheet included Restricted cash on deposit, and Liability related to joint venture partner injunction, of $92.8 million.

The first injunction was resolved and the related funds were released during the third quarter of 2012. As of December 31, 2012, $22.8 million related to the second injunction remained on deposit with the Court and was recorded as Restricted cash on deposit and Liability related to joint venture partner injunction in the Consolidated Balance Sheets. In January 2013, the case related to the second injunction was dropped, and remaining funds on deposit with the Court were released on February 13, 2013. Upon receipt of final documentation, funds will be released by GTL to Gécamines.

We have potential contingent liabilities with respect to environmental matters related to its former operations in Brazil and Germany which were sold in 2003. Environmental-cost sharing arrangements are in place between the original owner and operator of these operations, the Company and the subsequent purchaser of these operations. We have reviewed the limited information made available to us on the environmental conditions and are awaiting more detailed information from the purchaser. We cannot currently evaluate whether or not, or to what extent, we will be responsible for any remediation costs until more detailed information is received.
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

Note 16 — Lease Obligations
The Company rents office space, equipment, land and an airplane under long-term operating leases. The Company’s operating lease expense was $9.6 million in 2012, $10.7 million in 2011 and $8.8 million in 2010.
Future minimum payments under noncancellable operating leases at December 31, 2012 are as follows for the year ending December 31:

2013	$7,398
2014	4,885
2015	3,748
2016	2,923
2017	2,719
Thereafter	4,217
Total minimum lease payments	$25,890

Note 17 — Reportable Segments and Geographic Information
The Company determines its segments based on how the chief operating decision maker makes decisions about allocating resources to segments and measuring their performance. The Company operates and reports its results in four operating segments: Magnetic Technologies, Battery Technologies, Specialty Chemicals and Advanced Materials. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.

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

There are a limited number of supply sources for rare earth materials and cobalt. Production problems, incurred demand, and instability in some supplier countries may affect supply and market price of these materials.

The following table reflects the results of the Company’s reportable segments:

	2012	2011	2010
Net Sales
Magnetic Technologies(a)	$631,582	$276,147	$—
Advanced Materials	447,049	640,879	620,638
Specialty Chemicals	417,028	470,022	462,743
Battery Technologies(c)	143,038	128,814	113,941
Intersegment items	(906)	(1,327)	(676)
	$1,637,791	$1,514,535	$1,196,646
Operating profit (loss)
Magnetic Technologies(a)(b)	$(22,265)	$(66,914)	$—
Advanced Materials	6,427	81,186	95,633
Specialty Chemicals(d)	37,990	62,251	59,558
Battery Technologies(c)	19,587	12,125	5,061
Corporate(e)	(43,051)	(52,121)	(37,606)
	(1,312)	36,527	122,646

Interest expense	(45,798)	(23,268)	(5,255)
Accelerated amortization of deferred financing fees	(6,524)	—	—
Interest income	774	1,440	908
Foreign exchange gain (loss)	(1,007)	10,564	(10,679)
Other income (expense), net	5,418	3,680	(305)
	(47,137)	(7,584)	(15,331)
Income (loss) from continuing operations before income taxes	$(48,449)	$28,943	$107,315

Expenditures for property, plant & equipment
Magnetic Technologies(a)	$27,332	$18,356	$—
Advanced Materials	29,576	18,470	11,328
Specialty Chemicals	8,972	11,904	8,920
Battery Technologies(c)	5,845	7,510	6,182
Corporate	—	242	—
	$71,725	$56,482	$26,430
Depreciation and amortization
Magnetic Technologies(a)	$40,832	$17,202	$—
Advanced Materials	16,897	20,687	20,587
Specialty Chemicals	20,768	22,406	23,048
Battery Technologies(c)	10,091	9,592	9,473
Corporate	688	480	989
	$89,276	$70,367	$54,097

Total assets
Magnetic Technologies	$1,021,286	$1,144,936
Advanced Materials(f)	561,390	785,746
Specialty Chemicals	530,908	557,852
Battery Technologies	243,305	251,778
Corporate	142,538	133,520
	$2,499,427	$2,873,832

(a)	Includes activity since the acquisition of VAC on August 2, 2011.

(b)
Includes $55.9 million and $106.6 million of charges related to the VAC inventory purchase accounting step-up and LCM charges in 2012 and 2011, respectively, $2.4 million of acquisition-related fees and $2.2 million of severance charges in 2011. See Note 3 for further discussion of charges related to inventory.

(c)	Includes activity since the acquisition of EaglePicher on January 29, 2010.

(d)	Includes property sale gains of $2.9 million and $9.7 million in 2012 and 2011, respectively.

(e)
Includes a $2.5 million settlement charge associated with the lump-sum cash settlement to certain participants in 2012; $15.4 million of acquisition-related fees related to VAC and Rahu in 2011; fees related to the EaglePicher acquisition of $2.2 million in 2010.

(f)	Includes a $22.8 million and $92.8 million deposit related to the Jersey Court injunction in 2012 and 2011, respectively. See Note 15 for further discussion.

	Net Sales(a)	Long-Lived Assets(b)
Geographic Region Information
2012
Finland	$229,710	$106,172
United States	333,211	77,223
Japan	161,741	59
Germany	681,460	237,129
Other	231,669	76,172
	$1,637,791	$496,755
2011
Finland	$392,742	$89,307
United States	328,177	80,807
Japan	207,051	145
Germany	332,863	232,521
Other	253,702	79,533
	$1,514,535	$482,313
2010
Finland	$354,889	$86,019
United States	312,368	79,980
Japan	223,441	221
Other	305,948	89,878
	$1,196,646	$256,098

(a)	Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which is a sales office.

(b)	Long-lived assets consists of property, plant and equipment, net.

Note 18 — Quarterly Results of Operations (Unaudited)
In August 2011, the Company completed the acquisition of VAC and formed the Magnetic Technologies segment for that business. In the Fourth Quarter of 2012, the Company, as a result of enhancing its financial planning and analysis efforts, discovered that a portion of Magnetic Technologies' Cost of goods sold were misclassified in Selling, general and administrative expenses ("SG&A") since the acquisition when the business converted the basis of its financial reporting from International Financial Reporting Standards to US GAAP. The Company corrected the classification of these expenses by restating its Quarterly Reports on Form 10-Q filed during 2012. The reclassification has no impact on previously-reported net sales, operating profit, net income, or net income per share on the Company's Condensed Statements of Consolidated Operations, nor does it have any effect on the Company's previously-reported Condensed Consolidated Balance Sheets, Statements of Consolidated Comprehensive Income (Loss), Condensed Statements of Consolidated Cash Flows, Condensed Statements of Consolidated Total Equity or segment net sales and operating profit. The Company has evaluated the error for the period ending December 31, 2011 in accordance with Staff Accounting Bulletin (SAB) 99, SAB 108 and Accounting Standards Codification (ASC) 250 and determined that the impact of the misclassification in 2011 is not material. The Company made correction of the amounts related to this misstatement for 2011 in this Annual Report for 2012.

(in millions)	Reported	Restated
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2011
Cost of goods sold	$336.4	$347.1
Gross profit	102.2	91.5
SG&A expenses	86.1	75.4

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Net sales	$466,179	$436,467	$394,732	$340,413	$1,637,791
Gross profit	$99,310	$43,138	$84,558	$29,344	$256,350
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$12,085	$(22,513)	$5,656	$(33,843)	$(38,615)
Income (loss) from discontinued operations, net of tax	(136)	174	(148)	(156)	(266)
Net income (loss)	$11,949	$(22,339)	$5,508	$(33,999)	$(38,881)
Net income (loss) per common share — basic
Continuing operations	$0.38	$(0.71)	$0.18	$(1.06)	$(1.21)
Discontinued operations	(0.01)	0.01	(0.01)	(0.01)	(0.01)
Net income (loss)	$0.37	$(0.70)	$0.17	$(1.07)	$(1.22)
Net income (loss) per common share — assuming dilution
Continuing operations	$0.38	$(0.71)	$0.18	$(1.06)	$(1.21)
Discontinued operations	(0.01)	0.01	(0.01)	(0.01)	(0.01)
Net income (loss)	$0.37	$(0.70)	$0.17	$(1.07)	$(1.22)
The first quarter of 2012 includes a pre-tax gain of $2.9 million recognized on the sale of property. The fourth quarter of 2012 includes a $3.1 million discrete tax loss (excluding noncontrolling interests) to increase the allowance against GTL's prepaid tax asset.

The VAC inventory purchase accounting step-up and related LCM charges were $15.7 million, $31.5 million, $0.2 million and $8.4 million for the first, second, third and fourth quarter of 2012, respectively.

The third and fourth quarter of 2012 include $1.2 million and $5.3 million and of accelerated amortization of deferred financing fees, respectively.

The third quarter of 2012 includes a $2.5 million settlement charge associated with the lump-sum cash settlement to certain participants in our defined benefit pension plans.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
				(restated)
Net sales	$331,345	$329,522	$415,057	$438,611	$1,514,535
Gross profit	$82,038	$73,506	$8,798	$91,544	$255,886
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$30,892	$24,709	$(66,516)	$52,985	$42,070
Income (loss) from discontinued operations, net of tax	(240)	(89)	234	36	$(59)
Net income	$30,652	$24,620	$(66,282)	$53,021	$42,011
Net income (loss) per common share — basic
Continuing operations	$1.01	$0.81	$(2.12)	$1.66	$1.35
Discontinued operations	(0.01)	—	0.01	—	—
Net income	$1.00	$0.81	$(2.11)	$1.66	$1.35
Net income (loss) per common share — assuming dilution
Continuing operations	$1.01	$0.80	$(2.12)	$1.66	$1.35
Discontinued operations	(0.01)	—	0.01	—	—
Net income	$1.00	$0.80	$(2.11)	$1.66	$1.35

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

Note 19 - Subsequent Events
On January 21, 2013, the Company and certain of its affiliates, entered into a definitive Asset and Stock Purchase Agreement (the “Purchase Agreement”) with Freeport-McMoRan Corporation and Koboltti Chemical Holdings Limited to divest the downstream portion of the business of its Advanced Materials segment for an aggregate purchase price of approximately $325 million in cash at closing, plus a potential earn-out payment over three years of up to $110 million in cash based on the acquired business achieving certain revenue levels. An agreement providing for the transfer of the Company's shares in the Congo-based GTL joint venture to the other GTL partners was also signed and will be effective upon closing of the transaction. Due to the uncertain value of the three year earn-out payment, the Company cannot determine the financial impact of this transaction at this time. The net asset value associated with the transactions was approximately $390 million at December 31, 2012.
The closing purchase price for the Freeport-McMoRan deal is subject to a customary working capital adjustment. The Purchase Agreement provides for customary representations, warranties, covenants and agreements, including, among others, that each party will use reasonable best efforts to complete the transactions expeditiously.
The closing of the transaction is expected to occur before the end of April 2013 subject to the expiration or termination of any waiting period under certain antitrust filings and the satisfaction or waiver of other customary closing conditions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012, due solely to the material weakness in the Company's internal control over financial reporting as described below in “Management's Report on Internal Control over Financial Reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report present fairly in all material respects the Company's financial position, results of operations and cash flows for the period presented.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012 solely as a result of the following material weakness:

•
The Company did not maintain effective controls over its classification of SG&A expenses and Cost of goods sold on its Statements of Consolidated Operations of the VAC business, which comprises the Company's Magnetic Technologies segment.

The Company's independent registered public accounting firm, Ernst & Young LLP, audited the Company's internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company's internal control over financial reporting, which is included in this Annual Report.
Changes in Internal Controls
Since acquiring VAC, the Company has been reviewing and assessing VAC's internal controls and disclosure processes to fully integrate the VAC business into the Company's existing control environment by the end of the twelve month exception period. In the fourth quarter of 2012, as a result of enhancing its financial planning and analysis efforts, the Company discovered that a portion of Magnetic Technologies' costs were consistently misclassified beginning in the third quarter of 2011, when the business was acquired and converted the basis of its financial reporting from International Financial Reporting Standards to U.S. GAAP. Solely as a result of this misclassification, we concluded that our disclosure controls and procedures were not effective as of March 31, 2012, June 30, 2012, and September 30, 2012. Management corrected these misclassifications by amending its previously filed Form 10-Qs for 2012. It was determined that the impact of the misclassification in 2011 is not material. We made correction of the amounts related to this misstatement for 2011 in this Annual Report for 2012.

Subsequent to December 31, 2012, we believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to the account mapping between Cost of goods sold and SG&A expenses within the Magnetic Technologies segment before the filing of this Form 10-K. The remedial actions included:

•	Examination of the underlying financial records to determine the proper classification of operating costs into cost of goods sold and SG&A expenses.

•	The implementation of a reconciliation of the components of overhead capitalized into inventory and expenses reported into costs of goods sold accumulated from our Magnetic Technologies' ERP system.

•	Enhanced analysis of gross margins and SG&A expenses as a percentage of sales at our Magnetic Technologies business.

There were no other changes in the Company's internal control over financial reporting in connection with the Company's fourth quarter 2012 evaluation that would materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to directors of the Company will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the 2013 Annual Meeting of Stockholders of the Company (the “2013 Proxy Statement”) and is incorporated herein by reference. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” in Part I of this Form 10-K.
Information with respect to the Company’s audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2013 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2013 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Company has adopted a Code of Conduct and Ethics that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct and Ethics, the Company’s corporate governance principles and all committee charters are posted on the “Corporate Governance” portion of the Company’s website (www.omgi.com). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 127 Public Square, 1500 Key Tower, Cleveland, Ohio 44114-1221 USA, Attention: Rob Pierce, Vice President, Finance.
On June 4, 2012, the Company filed the annual certification by its CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.  Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2013 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2013 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners — Beneficial Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to the Company’s equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options)
Equity Compensation Plans Approved by the Stockholders	1,301,752	$34.93	1,101,934
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—
Total	1,390,686	$35.95	1,101,934

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

Item 13.  Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2013 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2013 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:
(1) Consolidated Balance Sheets at December 31, 2012 and 2011
Statements of Consolidated Operations for the years ended December 31, 2012, 2011 and 2010
Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Statements of Consolidated Cash Flows for the years ended December 31, 2012, 2011 and 2010
Statements of Consolidated Total Equity for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010
All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits
The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of OM Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 6, 2008).

3.2	Amended and Restated By-Laws of OM Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed February 24, 2011).

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company. ‡

(10) Material Contracts

*10.1
OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.2
Trust under OM Group, Inc. Benefit Restoration Plan, effective January 1, 1995 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (No. 333-84128) filed on March 11, 2002).

*10.3
Amendment to OM Group, Inc. Benefit Restoration Plan (frozen Post-2004/Pre-2008 Terms) (incorporated by reference to Exhibit 10.4 of the Company's Annual Report filed on Form 10-K on February 28, 2008).

10.4
Credit Agreement, dated as of August 2, 2011, among OM Group, Inc. and Harko C.V., as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party Thereto Merrill Lynch, Pierce, Fenner & Smith Incorporated, PNC Capital Markets LLC and BNP Securities Corp., as Joint Lead Arrangers and Joint Bookrunning Managers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed August 4, 2011).

+10.5
Joint Venture Agreement among OMG B.V., Groupe George Forrest S.A., La Generale Des Carrieres Et Des Mines and OM Group, Inc. to partially or totally process the slag located in the site of Lubumbashi, Democratic Republic of Congo (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed February 24, 2011).

10.6
Sale and Purchase Agreement, dated December 23, 2009, by and among EaglePicher Corporation, as guarantor of the Seller, EaglePicher Technologies Holdings, LLC, as the Seller, EaglePicher Technologies, LLC, as the Company, OM Group, Inc., as limited guarantor of the Buyer, and OMG Energy Holdings, Inc., as the Buyer (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 25, 2010).

+10.7	Long Term Slag Sales Agreement between La Generale Des Carriers Et Des Mines and J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.5).

+10.8	Long Term Cobalt Alloy Sales Agreement between J.V. Groupement Pour Le Traitement Du Terril De Lubumbashi and OMG Kokkola Chemicals Oy (filed as an Annex to Exhibit 10.5).

+10.9	Tolling Agreement between Groupement Pour Le Traitement Du Terril De Lubumbashi and Societe De Traitement Du Terril De Lubumbashi (filed as an Annex to Exhibit 10.5).

*10.10	OM Group, Inc., 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.11
Separation Agreement dated October 17, 2003, by and between OM Group, Inc. and Thomas R. Miklich (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.12	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.13
Share Purchase Agreement dated July 3, 2011, by and among VAC Luxembourg S.á.r.l., OMG Germany Holding GmbH and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 7, 2011).

10.14
Stockholder Agreement, dated July 3, 2011, by and among OM Group, Inc., VAC Luxembourg S.á.r.1, and One Equity Partners II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2011).

*10.15
Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on January 25, 2011).

*10.16
Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.17	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K (No. 001-12515) filed May 5, 2006).

*10.18	Form of Stock Option Agreement (2010) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.19
Form of Restricted Stock Agreement (2010 time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010).

10.20
Form of Restricted Stock Agreement (2010 performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.21
Form of OM Group, Inc. Executive Severance Plan, effective May 31, 2011, for the benefit of certain employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2011).

*10.22
Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (No. 001-12515) filed on November 14, 2006).

*10.23
Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (No. 001-12515) filed on November 14, 2006).

*10.24	OM Group, Inc. 2007 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.25
Stock Purchase Agreement among OMG Kokkola Chemicals Holding (Two) BV, OMG Harjavalta Chemicals Holding BV, OMG Finland Oy, OM Group, Inc., Norilsk Nickel (Cyprus) Limited and OJSC, MMC Norilsk Nickel (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K (No. 001-12515) filed on March 7, 2007).

*10.26
Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.27
Form of Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 001-12515) filed on November 2, 2007).

*10.28
Form of Restricted Stock Agreement (time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 001-12515) filed on November 2, 2007).

*10.29
Form of Restricted Stock Agreement (performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-12515) filed on November 2, 2007).

*10.30	OM Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed July 2, 2008).

*10.31
Form of Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 28, 2012).

10.32
Amendment No. 1, dated as of August 1, 2012, to the Credit Agreement, dated as of August 2, 2011, among OM Group, Inc. and Harko C.V., as borrowers, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012).

*10.33
Form of Stock Option Agreement (2012) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.34
Form of Stock Option Agreement (2012 International) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.35
Form of Restricted Stock Agreement (2012 Performance-Based) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.36
Form of Restricted Stock Unit Agreement (2012 Performance-Based International) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 the Company's Current Report on Form 8-K filed March 21, 2012).

*10.37
Form of Restricted Stock Unit Agreement (2012 Time-Based) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.38
Form of Restricted Stock Unit Agreement (2012 Time-Based International) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.39
Asset and Stock Purchase Agreement Among OMG Harjavalta Chemicals Holding BV, OMG Americas, Inc., OM Group, Inc., Koboltti Chemicals Holdings Limited and, Freeport-McMoran Corporation Dated as of January 21, 2013.

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

OM Group, Inc.

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Millions)

	Balance at Beginning		Charged (Credited) to Costs and		Charged (Credited)to Other				Balance at End of
Classifications	of Year	Acquisitions	Expenses		Accounts		Deductions		Year
2012
Allowance for doubtful accounts	$4.8	—	$0.7	(1)	$0.1	(5)	$(0.4)	(3)	$5.2
Allowance for note receivable from joint venture partner	3.1	—	—		—		—		3.1
Environmental reserve	2.6	—	0.3	(2)	—		(0.5)	(4)	2.4
	$10.5	$—	$1.0		$0.1		$(0.9)		$10.7
2011
Allowance for doubtful accounts	$5.2	$1.6	$(0.1)	(1)	$(0.1)	(5)	$(1.8)	(3)	$4.8
Allowance for note receivable from joint venture partner	5.2	—	(2.1)	(1)	—		—		3.1
Environmental reserve	2.8	—	0.2	(2)	—	(5)	(0.4)	(4)	2.6
	$13.2	$1.6	$(2.0)		$(0.1)		$(2.2)		$10.5
2010
Allowance for doubtful accounts	$6.9	$0.5	$(0.5)	(1)	$0.4	(5)	$(2.1)	(3)	$5.2
Allowance for note receivable from joint venture partner	5.2	—	—		—		—		5.2
Environmental reserve	2.8	1.3	0.4	(2)	(0.1)	(5)	(1.6)	(4)	2.8
	$14.9	$1.8	$(0.1)		$0.3		$(3.7)		$13.2

_______________________________________

(1)	Provision for uncollectible accounts and notes receivable included in selling, general and administrative expenses.

(2)	Provision for environmental costs included in selling, general and administrative expenses.

(3)	Actual accounts written-off against the allowance.

(4)	Actual cash expenditures charged against the accrual.

(5)	Foreign currency translation adjustment.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.
OM GROUP, INC.

By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 28, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph Scaminace Joseph Scaminace	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Carol A. Benton Carol A. Benton	Corporate Controller (Principal Accounting Officer)

/s/ Hans-Georg Betz Hans-Georg Betz	Director

/s/ Richard W. Blackburn Richard W. Blackburn	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Patrick S. Mullin Patrick S. Mullin	Director

/s/ Katharine L. Plourde Katharine L. Plourde	Director

/s/ William J. Reidy William J. Reidy	Director

/s/ Christopher M. Hix Christopher M. Hix Attorney-in-Fact