Form 10-Q
period 2013-03-31
OM GROUP INC
filed 2013-05-02
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 30, 2013 the registrant had 31,970,817 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$115,229	$227,612
Restricted cash on deposit	—	22,793
Accounts receivable, less allowance of $4,419 in 2013 and $5,215 in 2012	165,250	174,613
Inventories	263,371	463,093
Other current assets	53,355	51,465
Total current assets	597,205	939,576
Property, plant and equipment, net	342,385	496,755
Goodwill	429,440	543,269
Intangible assets, net	411,838	429,672
Other non-current assets	60,702	90,155
Total assets	$1,841,570	$2,499,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,750	$13,309
Accounts payable	82,058	128,381
Liability related to joint venture partner injunction	—	22,793
Accrued income taxes	14,510	23,913
Accrued employee costs	29,368	41,762
Purchase price of VAC payable to seller	75,397	75,351
Other current liabilities	82,854	73,736
Total current liabilities	292,937	379,245
Long-term debt	83,750	454,054
Deferred income taxes	108,725	121,451
Pension liabilities	226,738	233,823
Purchase price of VAC payable to seller	11,266	11,259
Other non-current liabilities	50,354	55,446
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,680,490 shares issued in 2013 and 32,122,261 shares issued in 2012	321	321
Capital in excess of par value	632,644	631,063
Retained earnings	561,299	671,012
Treasury stock (439,451 shares in 2013 and 216,695 shares in 2012, at cost)	(13,217)	(7,681)
Accumulated other comprehensive income (loss)	(113,247)	(88,005)
Total OM Group, Inc. stockholders’ equity	1,067,800	1,206,710
Noncontrolling interests	—	37,439
Total equity	1,067,800	1,244,149
Total liabilities and equity	$1,841,570	$2,499,427

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
(In thousands, except per share data)
Net sales	$364,254	$466,179
Cost of goods sold	287,561	366,869
Gross profit	76,693	99,310
Selling, general and administrative expenses	62,653	64,874
Operating profit	14,040	34,436
Other income (expense):
Interest expense	(8,269)	(12,212)
Interest income	67	152
Foreign exchange loss	(2,344)	(5,021)
Loss on divestiture of Advanced Materials business	(111,546)	—
Other, net	(756)	(291)
Income (loss) from continuing operations before income tax expense	(108,808)	17,064
Income tax expense	(2,581)	(5,080)
Income (loss) from continuing operations, net of tax	(111,389)	11,984
Loss from discontinued operations, net of tax	(73)	(136)
Consolidated net income (loss)	(111,462)	11,848
Net income attributable to noncontrolling interests	1,749	101
Net income (loss) attributable to OM Group, Inc. common stockholders	$(109,713)	$11,949
Earnings (loss) per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc.
common stockholders	$(3.43)	$0.38
Loss from discontinued operations attributable to OM Group, Inc.
common stockholders	(0.01)	(0.01)
Net income (loss) attributable to OM Group, Inc. common
stockholders	$(3.44)	$0.37
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc.
common stockholders	$(3.43)	$0.38
Loss from discontinued operations attributable to OM Group, Inc.
common stockholders	(0.01)	(0.01)
Net income (loss) attributable to OM Group, Inc. common
stockholders	$(3.44)	$0.37
Weighted average shares outstanding
Basic	31,928	31,874
Assuming dilution	31,928	32,032
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(109,640)	$12,085
Loss from discontinued operations, net of tax	(73)	(136)
Net income (loss)	$(109,713)	$11,949

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income

	Three Months Ended March 31,
	2013	2012
(In thousands)
Consolidated net income (loss)	$(111,462)	$11,848
Foreign currency translation adjustments	(25,365)	29,362
Reclassification of hedging activities into earnings, net of tax	—	(657)
Unrealized gain on cash flow hedges, net of tax	20	3,540
Pension adjustment	103	202
Net change in accumulated other comprehensive income (loss)	(25,242)	32,447
Comprehensive income (loss)	(136,704)	44,295
Comprehensive income (loss) attributable to noncontrolling interests	1,749	99
Comprehensive income (loss) attributable to OM Group, Inc.	$(134,955)	$44,394

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
(In thousands)
Operating activities
Consolidated net income (loss)	$(111,462)	$11,848
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Loss from discontinued operations	73	136
Depreciation and amortization	22,705	22,149
Amortization of deferred financing fees	1,050	1,370
Share-based compensation expense	1,582	2,407
Loss on divestiture of Advanced Materials business	111,546	—
Foreign exchange loss	2,344	5,021
Other non-cash items	8,607	4,907
Changes in operating assets and liabilities, excluding the effect of divestitures
Accounts receivable	(19,055)	(27,481)
Inventories	(2,200)	9,672
Accounts payable	(13,589)	(38,936)
Other, net	(19,935)	(4,668)
Net cash used for operating activities	(18,334)	(13,575)
Investing activities
Expenditures for property, plant and equipment	(14,389)	(10,818)
Net proceeds from divestiture of Advanced Materials business	302,086	—
Proceeds from sale of property	—	5,138
Net cash provided by (used for) investing activities	287,697	(5,680)
Financing activities
Payments of long-term debt	(374,038)	(5,419)
Payment related to surrendered shares	(554)	(254)
Share repurchases	(4,982)	—
Net cash used for financing activities	(379,574)	(5,673)
Effect of exchange rate changes on cash	(2,172)	2,690
Cash and cash equivalents
Decrease in cash and cash equivalents	(112,383)	(22,238)
Balance at the beginning of the period	227,612	292,146
Balance at the end of the period	$115,229	$269,908
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and share and per share amounts)

Note 1 — Basis of Presentation

OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-based industrial growth company serving attractive global markets, including automotive systems, electronic devices, aerospace, industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product innovation and new market and customer development; to grow strategically through synergistic acquisitions; and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value. We were formed in 1991 as a Delaware Corporation.

The consolidated financial statements include the accounts of OM Group and its consolidated subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Until March 29, 2013, we held a 55% interest in a joint venture (“GTL”) that had a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture was consolidated because we had a controlling interest in the joint venture. Noncontrolling interest was recorded for the remaining 45% interest. This joint venture was transferred to the joint venture partners on March 29, 2013.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at March 31, 2013 and the results of its income, comprehensive income (loss) and cash flows for the three months ended March 31, 2013 and 2012 have been included. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Recently Issued Accounting Guidance

Accounting Guidance adopted in 2013

In July 2012, the FASB issued amendments to the intangible assets guidance which provides an option for companies to use a qualitative approach to test indefinite lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2013 and such adoption did not have any effect on our results of operations or financial position.

In October 2012, the FASB issued amendments to the technical correction and improvements guidance clarifying fair value measurements. This guidance is effective for annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and such adoption did not have any effect on our results of operations or financial position.

In February 2013, the FASB issued amendments to the comprehensive income guidance to improve the transparency of reporting reclassifications out of Accumulated Other Comprehensive Income (AOCI). The update requires companies to disclose items reclassified out of AOCI and into net income in a single location either in the notes to the consolidated financial statements or on the face of the Consolidated Statements of Operations. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this guidance as of March 31, 2013 and elected to include the disclosure in the notes to the consolidated financial statements. Such adoption did not have any effect on our results of operations or financial position.

Note 3 — Inventories

Inventories consist of the following:

	March 31,	December 31,
	2013	2012
Raw materials and supplies	$89,363	$137,093
Work-in-process	115,871	188,145
Finished goods	58,137	137,855
	$263,371	$463,093

On March 29, 2013, the Company completed its divestiture of the Advanced Materials business. Total Inventory in this segment as of December 31, 2012 was $193.7 million. In 2012, the Company recognized $38.0 million of lower of cost or market charges related to the VAC Holding GmbH ("VAC") purchase accounting step-up and additional lower of cost or market charges of $40.4 million.

Note 4 — Acquisitions and Divestitures

(a) Acquisitions

VAC

On August 2, 2011, the Company acquired the equity interest in VAC and the financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from that date. VAC is engaged in the development, manufacturing and distribution of industrial-use magnetic products for electronic equipment markets, including the alternative energy, automotive, electrical installation, and energy conversion and distribution sectors. The Company's Magnetic Technologies segment consists of VAC.

The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group and accepted by the seller, if any, within two years of the closing date of the acquisition with certain exceptions related to tax matters. The Company expects to pay $75 million to the seller of VAC in August 2013. The Company financed the purchase with borrowings under a new senior secured credit facility (the “Senior Secured Credit Facility”) and cash on hand.

(b) Divestitures

Advanced Materials
On March 29, 2013, OM Group completed the divestiture of its cobalt-based business. The transaction comprised the sale of the downstream portion of the business (including its cobalt refinery assets in Kokkola, Finland), and the transfer of its equity interests in its DRC-based joint venture known as GTL to its joint venture partners, subject to a security interest in favor of OM Group with respect to the joint venture's performance related to certain supply arrangements.
In connection with this transaction the Company expects to receive proceeds of $329 million. At closing net proceeds of $302 million were received that consisted of the agreed purchase price of $325 million (subject to a working capital adjustment) less excess cash on hand at closing of $19 million included in the net assets transferred and a transfer tax withheld. The Company expects to receive additional proceeds of an estimated of $27 million as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet completed subsequent to March 29, 2013.
Including the estimated adjustment to the purchase price, a loss of $112 million was recorded on the divestiture, which included a $10 million write-off of deferred financing fees related to the required debt pre-payment, a reserve for a note receivable from joint venture partner of $16 million and transaction expenses of $9 million.
The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using the Company's current projected trends of current cobalt prices and volumes, we do not believe it is probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture.

Following the sale, to assist in the transition of the downstream business, the Company entered into two agreements with the buyer pursuant to which: (1) OM Group will act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years subject to delivery of 7000 MT of cobalt feed. This arrangement is extendable for up to an additional six months in order to deliver 7000 MT of cobalt feed; and, (2) OM Group will continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of one year after the closing. These agreements are expected to result in minimal profit or cash flow for OM Group and will be reported in the Advanced Materials segment until the agreements expire.

Note 5 — Debt

In connection with the acquisition of VAC, the Company terminated its existing credit facilities and entered into the Senior Secured Credit Facility. The borrowers under the Senior Secured Credit Facility are the Company and Harko C.V., a limited partnership organized under the laws of the Netherlands and a wholly-owned subsidiary of the Company (“Harko”). The Senior Secured Credit Facility provides for (i) a $100 million term loan A facility (the “Term A Facility”), (ii) a $350 million term loan B facility (the “Dollar Term B Facility”), (iii) a €175 million term loan facility (the “Euro Term B Facility” and, together with the Dollar Term B Facility, the “Term B Facility” and, together with the Term A Facility, the “Term Loan Facility”, each of which was fully drawn on August 2, 2011), and (iv) a $200 million undrawn revolving credit facility (the “Revolving Credit Facility”), of which up to $100 million may be denominated in Euros.

During the first quarter of 2013, we fully paid the outstanding balances of the Term B Facility by making principal pre-payments of $345.6 million on the Dollar Term B Facility and $27.2 million on the Euro Term B Facility using proceeds from the divestiture of the Advanced Materials business and cash on hand. We included $10.3 million of deferred financing fees in the loss on the divestiture since our Senior Secured Credit agreement requires the prepayment of debt with proceeds from a sale of a business. At March 31, 2013, $92.5 million of the Term A Facility is outstanding.

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

We have the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin. The interest rate for base rate loans will be the greater of (i) the federal funds rate plus 0.5%, (ii) Bank of America's prime rate or (iii) LIBOR plus 1%. The applicable margins for the Term A Facility, the Dollar Term B Facility and the Revolving Credit Facility range from 2.75% to 3.25% for base rate loans and 3.75% to 4.25% for LIBOR loans. The margin for the Euro Term B Facility was 4.75%. The LIBOR rates under the Term B Loan Facility were subject to a floor of 1.5%. At March 31, 2013 and 2012, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.18% and 5.67%, respectively.

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

The main financial covenants in the Senior Secured Credit Facility, and the Company's position at March 31, 2013 with respect to those covenants, are as follows:

•
Limitation on capital expenditures in any fiscal year with expenditures compared quarterly on a year-to-date basis to an annual cap set forth in the Senior Secured Credit Facility. The annual limit for the fiscal year ending December 31, 2013 is $90 million, plus an additional $59 million carried over from 2012. Capital expenditures for the three months ended March 31, 2013 were $14.4 million.

•
Measurement of the ratio ("the Consolidated Leverage Ratio") of the Company's total indebtedness to the amount of the Company's adjusted "Consolidated EBITDA" as defined in the Senior Secured Credit Facility ("Covenant EBITDA"), which must be met quarterly for each trailing four-consecutive quarter period. Covenant EBITDA is consolidated net income plus (i) federal, state, local and foreign income taxes payable, (ii) interest expense, (iii) amortization, (iv) depreciation, and (v) certain "non-cash" items, recorded in accordance with FASB, such as non-cash compensation, non-cash goodwill or other intangible asset impairment charges and write-offs of goodwill, non-cash restructuring charges, non-cash purchase accounting charges and foreign currency translation gains and losses, minus (vi) interest income.

•
Measurement of the ratio of the amount of Covenant EBITDA to the Company's cash interest expense (the "Consolidated Interest Coverage Ratio"), which must be met quarterly for each trailing four-consecutive-quarter period.

	Amount permitted at				Amount at
Covenant Ratio	March 31, 2013				March 31, 2013

Consolidated Leverage Ratio	Less than	3.25	to	1.00	1.26	to	1.00

Consolidated Interest Coverage Ratio	More than	4.50	to	1.00	6.90	to	1.00

As of March 31, 2013, the Company was in compliance with all of the covenants under the Senior Secured Credit Facility.

Note 6 — Derivative Instruments

Foreign Currency Exchange Rate Risk

Our primary Finnish operating subsidiary was included within the divestiture of our cobalt-based business on March 29, 2013. The functional currency for this subsidiary was the U.S. dollar since a majority of its purchases and sales were denominated in U.S. dollars. Accordingly, foreign currency exchange gains and losses related to transactions of this subsidiary denominated in other currencies (principally the Euro) were included in earnings. While a majority of the subsidiary’s raw material purchases were in U.S. dollars, it had some Euro-denominated operating expenses. From time to time, we would enter into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. As of March 31, 2013, we had no Euro forward contracts outstanding. We had Euro forward contracts with notional values that totaled $67.5 million at March 31, 2012. As of March 31, 2012, AOCI(L) included a cumulative loss related to such contracts of $0.9 million, all of which have been reclassified to earnings in the fourth quarter 2012. We designated these derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses. At March 31, 2012, we had a liability of $1.1 million recorded on the Unaudited Condensed Consolidated Balance Sheet in Other current liabilities related to these Euro forward contracts, all of which have been reclassified to earnings in the fourth quarter 2012.

Interest Rate Risk

We utilize interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

We had interest rate swaps with notional values that totaled $114.5 million and $199.0 million at March 31, 2013 and 2012, respectively. Following the full repayment of the Term B facility at the end of March 2013, we elected, in April 2013, to terminate all the remaining interest swaps contracts for a nominal fee. As of March 31, 2013, AOCI(L) included a minimal cumulative gain related to these contracts, which will be reclassified to earnings in the second quarter. At March 31, 2012, AOCI(L) included a minimal cumulative loss related to these contracts, all of which was reclassified to earnings in the fourth quarter 2012. There was no hedge ineffectiveness in the three months ended March 31, 2013 or 2012 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Interest rate swap agreements	$20	$—	$20	$—
Contingent consideration payable	(12,420)	—	—	(12,420)
Total	$(12,400)	$—	$20	$(12,420)

We use significant other observable inputs to value derivative instruments used to hedge interest rate risk; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value for these contracts is determined based on interest rates.  Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2013.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2012	$12,411
Accretion expense		387
Foreign exchange		(378)
Fair Value at	March 31, 2013	$12,420

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($25.6 million at March 31, 2013) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration liability using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the liability. The liability for contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. Changes in the risk profile of this liability and achievement of volume targets over the term of this arrangement could impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt and the current portion of long-term debt had a carrying value and a fair value of $92.5 million at March 31, 2013, based on quoted market prices, which are Level 1 inputs. Derivative instruments are recorded at fair value as indicated above.

Note 8 — Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company's major tax jurisdictions include the U.S. and Germany. With few exceptions, OM

Group is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service is currently examining the Company's 2010 U.S. federal income tax return and Finnish tax authorities are currently examining tax returns for the years 2007-2011. VAC's German tax returns have been audited through 2005. The Company is indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. German tax authorities are currently examining VAC's income tax returns for the years 2006-2009.
As required under ASC 740, our interim income tax provision is based on the application of an estimated annual effective income tax rate applied to year-to-date ordinary income from continuing operations before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings (including specific subsidiaries projected to have pretax income and pretax losses), taxing jurisdictions in which the earnings will be generated, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We evaluate the estimated annual effective income tax rate on a quarterly basis based on current and forecasted earnings by tax jurisdiction, including changes in the Company's structure. The estimated annual effective income tax rate may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax effects of adjustments to the estimated annual effective income tax rate are recorded in the period such estimates are revised. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate.
Income (loss) from continuing operations before income tax expense consists of the following for the three months ended March 31:

	2013	2012
United States	$(4,674)	$(1,067)
Outside the United States	(104,134)	18,131
Income (loss) from continuing operations before income tax expense	$(108,808)	$17,064

Our effective income tax rates for the three months ended March 31, 2013 and March 31, 2012 were (2.4)% and 29.8%, respectively. There was no tax benefit on the loss on the divestiture of the Advanced Materials business due to the Company's legal entity and tax structure. Our effective income tax rate for the three months ended March 31, 2013 was impacted by discrete tax items as well as special charges related to the divestiture of the Advanced Materials business. The effective income tax rates for the three months ended March 31, 2013 and March 31, 2012 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan) and a tax-efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Note 9 — Defined Benefit Plans

At March 31, 2013 and December 31, 2012, we had pension liabilities of $235.4 million and $242.5 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans for the three months ended March 31:

	2013	2012
Service cost	$296	$286
Interest cost	2,118	2,294
Amortization of unrecognized net loss	211	201
Expected return on plan assets	(2,339)	(2,613)
Total expense	$286	$168

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans for the three months ended March 31:

	2013	2012
Service cost	$1,185	$960
Interest cost	1,477	1,896
Amortization of unrecognized net loss	266	—
Total expense	$2,928	$2,856

Note 10 — Share Repurchase Program

On January 21, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of the Company's outstanding common shares through open market repurchases, negotiated block transactions or open market solicitation for shares. As of March 31, 2013, the Company repurchased 0.2 million of its common shares for total consideration of $5.0 million. These shares are accounted for as treasury shares and the purchases were funded from the Company's available cash balances.

Note 11 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Beginning Balance at January 1, 2013	(21,299)	(84)	(66,622)	(88,005)
Other comprehensive income (loss) before reclassifications	(29,950)	20	103	(29,827)
Amounts reclassified from accumulated other comprehensive (income) loss	4,585	—	—	4,585
Net current-period other comprehensive income (loss)	(25,365)	20	103	(25,242)
Ending balance at March 31, 2013	(46,664)	(64)	(66,519)	(113,247)

(b) Reclassifications out of Accumulated Other Comprehensive Income (loss)

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (loss)	Affected Line Item in the Statement Where Net Income is Presented
Foreign Currency Translation	(135)	Foreign exchange gain/(loss)
	(4,450)	Loss on divestiture of Advanced Materials business
	(4,585)	Total before tax
	—	Tax (expense) or benefit
	(4,585)	Net of Tax

Note 12 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders for the three months ended March 31:

	2013	2012
(in thousands, except per share amounts)
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(109,640)	$12,085

Earnings (loss) per common share - basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(3.43)	$0.38

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(3.43)	$0.38

Weighted average shares outstanding — basic	31,928	31,874
Dilutive effect of stock options and restricted stock	—	158
Weighted average shares outstanding — assuming dilution	31,928	32,032

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders for the three months ended March 31:

	2013	2012
(in thousands, except per share amounts)
Amounts attributable to OM Group, Inc. common stockholders:
Net income (loss)	$(109,713)	$11,949

Earnings (loss) per common share - basic:
Net income (loss) attributable to OM Group, Inc. common stockholders	$(3.44)	$0.37

Earnings per common share - assuming dilution:
Net income (loss) attributable to OM Group, Inc. common stockholders	$(3.44)	$0.37

Weighted average shares outstanding — basic	31,928	31,874
Dilutive effect of stock options and restricted stock	—	158
Weighted average shares outstanding — assuming dilution	31,928	32,032

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

In the periods ended March 31, 2013 and 2012, stock options to purchase 0.3 million shares and 0.2 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 13 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Statements of Consolidated Income for the three months ended March 31 (in thousands):

	2013	2012
Stock options and restricted stock awards	$1,335	$2,276
Restricted stock unit awards	130	343
Share-based compensation expense - employees	$1,465	$2,619

Share-based compensation expense - non-employee directors	$125	$131

No tax benefit for share-based compensation was realized during 2013 or 2012 as a result of a valuation allowance against the deferred tax assets.

At March 31, 2013, there was $11.4 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $4.5 million in the last nine months of 2013, $4.2 million in 2014 and $2.6 million in 2015 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for the performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 5,971 shares and 4,992 shares in the three months ended March 31, 2013 and 2012, respectively, to non-employee directors.

Note 14 — Commitments and Contingencies

In March 2009, GTL was served in Jersey, Channel Islands, with an injunction seeking to enforce two arbitration awards made in 2003 by an arbitral tribunal operating under the auspices of the International Court of Arbitration against the DRC and Société Nationale D’Electricité for $108.3 million (the “Arbitration Awards”). One of the terms of the injunction prohibited GTL from making payments to Gécamines, a minority partner in GTL, including amounts payable for raw material purchases. In October 2010, GTL was served in Jersey, Channel Islands, with a second injunction that restrained Gécamines from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds, pending the resolution of other proceedings against Gécamines. In both matters, payments which we would typically have made to Gécamines were instead placed on deposit with the Royal Court of Jersey ("Court"). As of December 31, 2012, $22.8 million remained on deposit with the Court and was recorded as Restricted cash on deposit and Liability related to joint venture partner injunction in the Consolidated Balance Sheets. In January 2013, the case related to the second injunction was dropped, and remaining funds on deposit with the Court were released by GTL to Gécamines in March 2013. The Company's interest in GTL was transferred to the joint venture partners on March 29, 2013.
We have potential contingent liabilities with respect to environmental matters related to our former operations in Brazil and Germany which were sold in 2003. Environmental cost-sharing arrangements are in place between the original owner and operator of these operations and between the Company and the subsequent purchaser of these operations. We have reviewed the limited information made available to us on the environmental conditions and are awaiting more detailed information from the purchaser. We cannot currently evaluate whether or not, or to what extent, we will be responsible for any remediation costs until more detailed information is received.
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

Note 15 — Reportable Segments

The Company operates and reports its results in four operating segments: Magnetic Technologies, Battery Technologies, Specialty Chemicals, and Advanced Materials. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.

The following table reflects the results of our reportable segments:

	Three Months Ended March 31,
	2013	2012
Net Sales
Magnetic Technologies	$137,149	$190,491
Battery Technologies	41,034	37,032
Specialty Chemicals	99,822	105,913
Advanced Materials	86,438	132,973
Intersegment items	(189)	(230)
	$364,254	$466,179
Operating profit
Magnetic Technologies(a) (b)	$6,359	$13,903
Battery Technologies (a)	8,319	5,655
Specialty Chemicals (c)	6,949	13,521
Advanced Materials	1,746	11,111
Corporate	(9,333)	(9,754)
	14,040	34,436

Interest expense	(8,269)	(12,212)
Interest income	67	152
Foreign exchange gain (loss)	(2,344)	(5,021)
Loss on divestiture of Advanced Materials business	(111,546)	—
Other expense, net	(756)	(291)
	(122,848)	(17,372)
Income (loss) from continuing operations before income taxes	$(108,808)	$17,064

Expenditures for property, plant & equipment
Magnetic Technologies	$2,900	$3,496
Battery Technologies	1,055	1,221
Specialty Chemicals	4,093	964
Advanced Materials	6,341	5,137
	$14,389	$10,818
Depreciation and amortization
Magnetic Technologies	$10,765	$10,212
Battery Technologies	2,503	2,502
Specialty Chemicals	5,173	5,096
Advanced Materials	4,203	4,224
Corporate	61	115
	$22,705	$22,149

(a)	The three months ended March 31, 2013 include costs related to cost reduction initiatives of $3.9 million and $0.2 million in Magnetic Technologies and Battery Technologies, respectively.

(b)	The three months ended March 31, 2012 includes inventory step-up charges of $15.7 million resulting from purchase accounting for the VAC acquisition.

(c)	The three months ended March 31, 2012 includes a $2.9 million property sale gain.

Note 16 — Subsequent Events

On April 29, 2013 we announced that we signed definitive agreements to sell our Ultra Pure Chemicals (UPC) subsidiaries located in the United States, England and Singapore, and simultaneously offered to sell our Ultra Pure Chemicals subsidiary located in France, for a combined price of $60 million in cash. The sale is expected to close before the end of June 2013, subject to customary closing conditions and regulatory approvals.  The UPC subsidiaries, which are included in the Company's Specialty Chemicals segment and had net sales in 2012 of $94 million, produce and supply unique ultra pure chemical solutions to the semiconductor and microelectronics industries in Europe, Asia and the United States. The Company does not expect a material gain or loss on this transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

General
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-based industrial growth company serving attractive global markets, including automotive systems, electronic devices, aerospace, industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product innovation and new market and customer development, to grow strategically through synergistic acquisitions, and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

On March 29, 2013, OM Group completed the divestiture of its cobalt-based business. Related transactions included the sale of the downstream portion of the business (including its cobalt refinery assets in Kokkola, Finland), and the transfer of its equity interests in its DRC-based joint venture known as GTL to its joint venture partners, subject to a security interest in favor of OM Group with respect to the joint venture's performance related to certain supply arrangements. In connection with this transaction the Company expects to receive proceeds of $329 million. At closing net proceeds of $302 million were received that consisted of the agreed purchase price of $325 million (subject to a working capital adjustment) less excess cash on hand at closing of $19 million included in the net assets transferred and a transfer tax withheld. The Company expects to receive additional proceeds of an estimated of $27 million as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet completed subsequent to March 29, 2013. As required by the Company's Senior secured Credit agreement, all the proceeds (net of transaction costs) were used, together with cash on hand, to repay approximately $346 million of our Term B debt. A loss of $112 million was recorded on the divestiture including $10.3 million for the write-off of deferred financing fees related to the required debt prepayment, a reserve for a note receivable from joint venture partner of $16 million and transaction expenses of $9 million. The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using the Company's current projected trends of cobalt prices and volumes, the Company does not believe it is probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture.

On April 29, 2013, we announced that we signed definitive agreements to sell our Ultra Pure Chemicals business for cash proceeds of $60 million. In 2012, revenue for this business was $94 million. The sale is expected to close before the end of June 2013.

The Company operates in four business platforms, each of which is a reported segment.

Magnetic Technologies
The Magnetic Technologies segment develops, manufactures and distributes differentiated, high-performance industrial-use magnetic materials and related products and systems with exceptional magnetic and/or physical properties for a wide array of end markets, including automotive systems, energy conversion and distribution, electrical installation technology, industrial automation, aerospace and renewable energy.

Battery Technologies
The Battery Technologies segment provides advanced batteries, battery management systems, battery-related research and energetic devices primarily for the defense, aerospace and medical markets. The segment is also developing products for emerging markets including grid energy storage and oil and gas.
Specialty Chemicals
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic and industrial applications, and photomasks used by customers to produce semiconductors and related products.

Advanced Materials (divested)
As discussed above, on March 29, 2013, the Company exited this business. During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

Following the sale, to assist in the transition of the downstream business, the Company entered into two agreements with the buyer pursuant to which: (1) OM Group will act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years subject to delivery of 7000 MT of cobalt feed. This arrangement is extendable for up to an additional six months in order to deliver 7000 MT of cobalt feed; and, (2) OM Group will continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of one year after the closing. These agreements are expected to result in minimal profit or cash flow for OM Group and will be reported in the Advanced Materials segment until the agreements expire.

Executive Overview

Net sales decreased in the first quarter of 2013 compared to the prior year period, due primarily to lower cobalt and rare earth prices in 2013. Rare earth prices spiked in mid-2011 and have declined since that time, impacting net sales in the Magnetic Technologies business in the year-over-year comparison. Battery Technologies net sales increased 11% in 2013 compared to the prior year driven by higher sales volumes, primarily into defense markets. In Specialty Chemicals, net sales declined 8% compared to the prior year, due primarily to lower sales volumes caused by continued weakness in the consumer electronics markets, as well as weak macroeconomic conditions negatively impacting our sales into the coatings and additives markets.

Operating profit was lower in the first quarter of 2013 compared to the prior year period, due primarily to the return of rare earth pricing to more normal levels in Magnetic Technologies, lower cobalt prices in Advanced Materials, and lower sales volumes in Specialty Chemicals, all partially offset by higher profitability in Battery Technologies resulting from higher sales.

Operating profit in the first quarter of 2013 includes $4.1 million of charges related to our previously-announced, enterprise-wide cost-reduction initiatives. These initiatives include headcount reductions, minor facility consolidations, supply chain optimization, corporate cost reductions, and other structural changes to improve profitability. Excluding these charges, operating profit would have been $18.1 million. Excluding these charges, as well as the results from our now-divested Advanced Materials business, adjusted operating profit (loss) and adjusted EBITDA are $16.4 million and $34.9 million, respectively. See tables below for reconciliations of these non-GAAP numbers.

Consolidated Operating Results
Set forth below is a summary of the Statements of Consolidated Operations for the three months ended March 31,

(in thousands & percent of net sales)	2013		2012
Net sales	$364,254		$466,179
Cost of goods sold	287,561		366,869
Gross profit	76,693	21.1%	99,310	21.3%
Selling, general and administrative expenses	62,653	17.2%	64,874	13.9%
Operating profit	14,040	3.9%	34,436	7.4%
Loss on divestiture of Advanced Materials business	(111,546)		—
Other expense, net	(11,302)		(17,372)
Income tax expense	(2,581)		(5,080)
Income (loss) from continuing operations, net of tax	(111,389)		11,984
Loss from discontinued operations, net of tax	(73)		(136)
Consolidated net income (loss)	(111,462)		11,848
Net income (loss) attributable to noncontrolling interest	1,749		101
Net income (loss) attributable to OM Group, Inc. common stockholders	$(109,713)		$11,949

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(109,640)		$12,085
Loss from discontinued operations, net of tax	(73)		(136)
Net income (loss)	$(109,713)		$11,949

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(3.43)		$0.38
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(3.44)		$0.37

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

	Three months ended
	March 31, 2013
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$6,359	$8,319	$6,949	$1,746	$(9,333)	$14,040
Charges related to cost-reduction initiatives	3,856	168	38	—	—	4,062
Adjusted operating profit	10,215	8,487	6,987	1,746	(9,333)	18,102
Depreciation and amortization	10,765	2,503	5,173	4,203	61	22,705
Adjusted EBITDA	$20,980	$10,990	$12,160	$5,949	$(9,272)	$40,807

	March 31, 2012
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$13,903	$5,655	$13,521	$11,111	$(9,754)	$34,436
Acquisition-related charges	15,728	—	—	—	—	15,728
Gain on sale of land	—	—	(2,857)	—	—	(2,857)
Adjusted operating profit	$29,631	$5,655	$10,664	$11,111	$(9,754)	$47,307
Depreciation and amortization	10,212	2,502	5,096	4,224	115	22,149
Adjusted EBITDA	$39,843	$8,157	$15,760	$15,335	$(9,639)	$69,456

Charges related to cost-reduction initiatives in the three months ended March 31, 2013 relate to cost reduction actions described above. Acquisition-related charges in the three months ended March 31, 2012 represent inventory step-up charges resulting from purchase accounting for the VAC acquisition.

	Three months ended
	March 31,
	2013		2012
(in thousands, except per share data)	$	Diluted EPS	$	Diluted EPS
Net income (loss) attributable to OM Group Inc. - as reported	$(109,640)	$(3.43)	$12,085	$0.38
Add (Less):
Loss on divestiture of Advanced Materials business	111,546	3.49
Charges related to cost-reduction initiatives	4,062	0.13	—	—
Acquisition-related charges	—	—	15,728	0.49
Gain on sale of land	—	—	(2,857)	(0.09)
Tax effect of special items	(576)	(0.02)	(4,856)	(0.15)
Adjusted income (loss) from continuing operations attributable to OM Group, Inc.	$5,392	$0.17	$20,100	$0.63
Weighted average shares outstanding - diluted		31,928		32,032

First Quarter of 2013 Compared with First Quarter of 2012
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended March 31, 2013, compared with the three months ended March 31, 2012 :

(in thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2012	$466,179	$34,436	$47,307
Change in 2013 from:
Magnetic Technologies	(53,342)	(7,544)	(19,416)
Battery Technologies	4,002	2,664	2,832
Specialty Chemicals	(6,091)	(6,572)	(3,677)
Advanced Materials	(46,535)	(9,365)	(9,365)
Corporate	—	421	421
Intersegment items	41	—	—
2013	$364,254	$14,040	$18,102
Net sales decreased $101.9 million, or 21.9%, primarily due to lower sales in Magnetic Technologies, driven by lower rare earth prices, lower cobalt prices in Advanced Materials, and lower sales volumes in Specialty Chemicals, all partially offset by higher volumes in Battery Technologies.
Gross profit decreased to $76.7 million, or 21.1% of sales, in the three months ended March 31, 2013, compared with $99.3 million, or 21.3% of sales, in the three months ended March 31, 2012, primarily due to lower sales, the absence of rare earth pricing benefits in the 2013 period, and the impact on Advanced Materials of lower cobalt prices.

Selling, general and administrative expenses (“SG&A”) decreased to $62.7 million in the three months ended March 31, 2013 from $64.9 million in the three months ended March 31, 2012. SG&A as a percentage of net sales was 17.2% in the three months ended March 31, 2013 compared with 13.9% in the three months ended March 31, 2012; the higher percentage in 2013 is due to relatively flat expenses against lower sales.
The following table summarizes the components of Other expense, net for the three months ended March 31:

(in thousands)	2013	2012	Change
Interest expense	$(8,269)	$(12,212)	$3,943
Interest income	67	152	(85)
Foreign exchange gain (loss)	(2,344)	(5,021)	2,677
Loss on divestiture of Advanced Materials business	(111,546)	—	(111,546)
Other expense, net	(756)	(291)	(465)
	$(122,848)	$(17,372)	$(105,476)

The decrease in interest expense is due to lower debt outstanding in 2013 compared to 2012. The foreign exchange loss in the three months ended March 31, 2013 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. The foreign exchange loss was higher in 2012 due primarily to the strengthened Euro relative to the U.S. dollar.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on divestiture of the Advanced Materials business.

We recorded income tax expense of $2.6 million on pre-tax loss of $108.8 million for the three months ended March 31, 2013, resulting in an effective income tax rate of (2.4)%. For the three months ended March 31, 2012, we recorded income tax expense of $5.1 million on pre-tax income of $17.1 million, resulting in an effective income tax rate of 29.8%.  Excluding discrete and special items, our effective income tax rates for the three months ended March 31, 2013 and March 31, 2012 were 29.8% and 28.0%, respectively. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
Segment Results and Corporate Expenses
First Quarter of 2013 Compared with First Quarter of 2012
Magnetic Technologies

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share and on reducing its cost structure.

The primary raw materials used by Magnetic Technologies include the rare earth materials dysprosium and neodymium. During 2011, rare earth prices spiked and subsequently declined throughout 2012. Rare earth materials are currently available from a limited number of suppliers, primarily in China. Supply of rare earth materials is expected to increase as additional sources outside of China become available.

The following table identifies the components of change in net sales, operating profit, and adjusted operating profit in the first quarter of 2013 compared with the first quarter of 2012:

(in millions)	Net sales	Operating profit	Adjusted operating profit
2012	$190.5	$13.9	$29.6
Increase (decrease) in 2013 from:
Purchase accounting charges in 2012	—	15.7	—
Selling price/mix	(0.8)	(0.8)	(0.8)
Volume	(7.9)	(1.6)	(1.6)
Rare earth pricing effects	(45.5)	(25.2)	(25.2)
Operating expenses, including savings from cost-reduction initiatives	—	3.6	3.6
Charges related to cost-reduction initiatives	—	(3.9)	—
Foreign currency	0.8	0.1	0.1
Other	—	4.6	4.5
2013	$137.1	$6.4	$10.2

Charges related to cost-reduction initiatives in the three months ended March 31, 2013 relate to the cost reduction actions previously described. Acquisition-related charges in the three months ended March 31, 2012 represent inventory step-up charges resulting from purchase accounting for the VAC acquisition.

Net sales and operating profit declined in the first quarter of 2013 compared to the prior year period due primarily to benefits in 2012 from rare earth prices. Rare earth prices spiked in mid-2011 and have declined since that time. Excluding the rare earth pricing effects and purchase accounting charges in the first quarter of 2012, operating profit was higher in the first quarter of 2013 primarily due to lower operating expenses.

Battery Technologies

The segment is focused on developing new battery chemistries and products, expanding its served markets and reducing its cost structure in response to the uncertainty of U.S. government spending.

The following table identifies the components of change in net sales, operating profit and adjusted operating profit in the first quarter of 2013 compared with the first quarter of 2012:

(in millions)	Net sales	Operating profit	Adjusted operating profit
2012	$37.0	$5.7	$5.7
Increase (decrease) in 2013 from:
Volume	3.1	0.8	0.8
Selling price/mix	0.9	0.8	0.8
Charges related to cost-reduction initiatives	—	(0.2)	—
Other	—	1.2	1.2
2013	$41.0	$8.3	$8.5

Charges related to cost-reduction initiatives in the three months ended March 31, 2013 relate to the cost reduction actions previously described.

Net sales and operating profit in the first quarter of 2013 compared with the first quarter of 2012 benefited from higher sales volumes, particularly into defense markets.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At March 31, 2013, backlog was $128.3 million, compared to $128.0 million at December 31, 2012. Of this amount, $101.2 million is expected to be converted to sales in 2013, with the remainder in future periods.

Specialty Chemicals

The following table identifies the components of change in net sales, operating profit and adjusted operating profit in the first quarter of 2013 compared with the first quarter of 2012:

(in millions)	Net sales	Operating profit	Adjusted operating profit
2012	$105.9	$13.5	$10.7
Increase (decrease) in 2013 from:
Volume	(4.0)	(2.4)	(2.4)
Selling price/mix	(2.9)	(1.1)	(1.1)
Foreign currency	0.3	—	—
Charges related to cost-reduction initiatives	—	(0.1)	—
2012 gain on sale of land	—	(2.9)	—
Other	0.5	(0.1)	(0.2)
2013	$99.8	$6.9	$7.0
Charges related to cost-reduction initiatives in the three months ended March 31, 2013 relate to the cost reduction actions previously described. In the first quarter of 2012, the Company sold land in China for a gain of $2.9 million.
The decrease in net sales and operating profit in the first quarter of 2013 compared with the first quarter of 2012 was primarily due to lower sales volumes, driven by weakness in the consumer electronics markets, as well as weak macroeconomic conditions impacting the coatings and additives markets.

Advanced Materials

As discussed above, as of March 29, 2013, the Company divested this business. During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

The primary raw material used by Advanced Materials is unrefined cobalt. The cost of Advanced Materials raw materials, and prices charged to customers, fluctuate due to many variables including changes in the cobalt reference price, actual or perceived changes in supply and demand of raw materials, changes in availability from suppliers, and changes in demand for the segment's refined products.

For the three months ended March 31:

(in millions)	2013	2012
Net sales	$86.4	$133.0

Operating profit	$1.7	$11.1

The following table summarizes the average quarterly reference price per pound of low grade cobalt (as published in Metal Bulletin magazine) and the average quarterly London Metal Exchange ("LME") price per pound of copper:

	2013	2012
First Quarter - Cobalt	$11.95	$14.59
First Quarter - Copper	$3.60	$3.77

Net sales and operating profit in the first quarter of 2013 were both negatively impacted by lower cobalt prices compared to a year ago.

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as share-based compensation for the entire Company.

Corporate expenses were $9.3 million in the first quarter of 2013 as compared with $9.8 million in the first quarter of 2012.
Liquidity and Capital Resources
Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are summarized and discussed in the following tables (in millions) and related narrative:

	Three Months Ended
	March 31,
(in millions)	2013	2012
Net cash provided by (used for):
Operating activities	$(18.3)	$(13.6)
Investing activities	287.7	(5.7)
Financing activities	(379.6)	(5.7)
Effect of exchange rate changes on cash	(2.2)	2.7
Net change in cash and cash equivalents	$(112.4)	$(22.2)

Operating Activities
In the first quarter of 2013, our cash outflow from operating activities was $18.3 million compared with a cash outflow of $13.6 million in the same period of the prior year. Our cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows.

Investing Activities
Net cash provided by investing activities in the first quarter of 2013 included net proceeds of $302.1 million from the divestiture of the Advanced Materials business net of capital expenditures of $14.4 million primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. The Company expects to fund 2013 capital expenditures through cash generated from operations and cash on hand at March 31, 2013.

Financing Activities
The increase in cash used in financing activities as of March 31, 2013 compared to March 31, 2012 was primarily due to pre-payment of long-term debt from funds received when we divested our Advance Materials business, additional pre-payment of long-term debt utilizing cash on hand and repurchases of common stock.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of March 31, 2013, most of our cash and cash equivalents were held outside the United States, primarily in Germany and Taiwan, and most of our cash and cash equivalents were denominated in U.S. dollars. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances outside of the U.S.
Debt and Other Financing Activities
Our Senior Secured Credit Facility includes a $100 million term loan A facility, a $350 million term loan B facility, a €175 million term loan B facility, and a $200 million undrawn revolving credit facility. The term A facility and the revolving credit facility mature on August 2, 2016. The term B facilities were prepaid on March 29, 2013 with the proceeds from the divestiture of the Advanced Materials business and cash on hand, as required. See Note 5 in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a more complete discussion of the Senior Secured Credit Facility, including interest rates and covenant restrictions.

Contractual Obligations
Since December 31, 2012, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in our Form 10-K for the year ended December 31, 2012, other than the reduction in our Senior Secured Credit Facility balance and the related interest payments, discussed previously.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited condensed consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of our results of operations to similar businesses. There have been no changes to the critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2012.
Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the Company’s objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond the Company’s control and could cause actual results to differ materially from those currently anticipated. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in market risk exposures from December 31, 2012 to March 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Internal Control over Financial Reporting
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2012 regarding the classification of SG&A expense and Cost of goods sold on its Statements of Consolidated Operations of the VAC business, which comprises the Company's Magnetic Technologies segment. In response and as disclosed in that Form 10-K, management has designed an automated cost allocation process, a reconciliation process between overhead costs capitalized into inventory and costs reported into costs of goods sold, and enhanced the analysis of gross margins and SG&A expenses as a percentage of sales. We believe that we have fully remediated the material weakness in our control over financial reporting with respect to the proper classification of SG&A expense and Cost of goods sold. There were no other changes in the Company's internal control over financial reporting that occurred during the most recent quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2013	—	$—	—	$—
February 1 - 28, 2013	20,256	27.55	24,300	49,400,007
March 1 - 31, 2013	—	—	178,200	45,017,540
Total January 1 - March 31, 2013	20,256	$27.55	202,500	$45,017,540

(1)  Consists of shares of common stock of the Company surrendered to the Company by employees to pay required taxes applicable to the vesting of restricted stock, in accordance with the applicable long-term incentive plan previously approved by the stockholders of the Company.

(2) On January 21, 2013, the Company announced that its Board of Directors had authorized a share repurchase plan of up to $50 million of the Company's then outstanding common shares. By March 31, 2013, the Company repurchased 202,500 shares under this plan.

Item 6.  Exhibits and Financial Statement Schedules
Exhibits are as follows:

10.1
Asset and Stock Purchase Agreement among OMG Harjavalta Chemicals Holding BV, OMG Americas, Inc., OMG Group, Inc., Koboltti Chemicals Holdings Limited and Freeport-McMoran Corporation, dated as of January 21, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report filed on February 28, 2013).

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
OM GROUP, INC.

Date: May 2, 2013	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)