Form 10-Q
period 2013-06-30
OM GROUP INC
filed 2013-08-01
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 31, 2013 the registrant had 31,954,947 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$80,568	$227,612
Restricted cash on deposit	—	22,793
Accounts receivable, less allowance of $4,339 in 2013 and $5,215 in 2012	159,888	160,122
Inventories	240,805	452,699
Other current assets	43,730	43,225
Current assets - discontinued operations (excluding cash)	—	33,126
Total current assets	524,991	939,577
Property, plant and equipment, net	323,298	474,346
Goodwill	418,661	528,312
Intangible assets, net	399,203	417,110
Other non-current assets	60,674	86,879
Non-current assets - discontinued operations	$—	$53,203
Total assets	$1,726,827	$2,499,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$13,309
Accounts payable	81,366	116,991
Liability related to joint venture partner injunction	—	22,793
Accrued income taxes	817	23,871
Accrued employee costs	34,307	46,629
Purchase price of VAC payable to seller	75,444	75,351
Other current liabilities	58,045	59,574
Current liabilities - discontinued operations	—	20,726
Total current liabilities	249,979	379,244
Long-term debt	—	454,054
Deferred income taxes	107,394	117,739
Pension liabilities	229,653	232,867
Purchase price of VAC payable to seller	11,273	11,259
Other non-current liabilities	52,478	55,383
Non-current liabilities - discontinued operations	—	4,733
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,813,555 shares issued in 2013 and 32,108,212 shares issued in 2012	321	320
Capital in excess of par value	635,044	631,063
Retained earnings	557,974	671,012
Treasury stock (825,956 shares in 2013 and 216,695 shares in 2012, at cost)	(22,318)	(7,681)
Accumulated other comprehensive loss	(94,971)	(88,005)
Total OM Group, Inc. stockholders’ equity	1,076,050	1,206,709
Noncontrolling interests	—	37,439
Total equity	1,076,050	1,244,148
Total liabilities and equity	$1,726,827	$2,499,427
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands, except per share data)
Net sales	$279,388	$412,063	$621,125	$855,818
Cost of goods sold	215,608	372,278	483,117	719,924
Gross profit	63,780	39,785	138,008	135,894
Selling, general and administrative expenses	54,633	62,973	114,726	125,554
Operating profit	9,147	(23,188)	23,282	10,340
Other income (expense):
Interest expense	(1,818)	(11,177)	(9,463)	(22,733)
Foreign exchange gain	2,838	6,028	164	898
Loss on divestiture of Advanced Materials business	(515)	—	(112,061)	—
Other, net	272	81	(386)	144
Income (loss) from continuing operations before income tax expense	9,924	(28,256)	(98,464)	(11,351)
Income tax (expense) benefit	(1,856)	5,258	(4,455)	320
Income (loss) from continuing operations, net of tax	8,068	(22,998)	(102,919)	(11,031)
Income (loss) from discontinued operations, net of tax	(11,394)	414	(11,870)	295
Consolidated net loss	(3,326)	(22,584)	(114,789)	(10,736)
Net income attributable to noncontrolling interests	—	245	1,749	346
Net loss attributable to OM Group, Inc. common stockholders	$(3,326)	$(22,339)	$(113,040)	$(10,390)
Earnings (loss) per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.26	$(0.71)	$(3.19)	$(0.34)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.37)	0.01	(0.38)	0.01

Net loss attributable to OM Group, Inc. common stockholders	$(0.11)	$(0.70)	$(3.57)	$(0.33)
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.26	$(0.71)	$(3.19)	$(0.34)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.37)	0.01	(0.38)	0.01

Net loss attributable to OM Group, Inc. common stockholders	$(0.11)	$(0.70)	$(3.57)	$(0.33)
Weighted average shares outstanding
Basic	31,452	31,882	31,673	31,878
Assuming dilution	31,621	31,882	31,673	31,878
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$8,068	$(22,753)	$(101,170)	$(10,685)
Income (loss) from discontinued operations, net of tax	(11,394)	414	(11,870)	295
Net income (loss)	$(3,326)	$(22,339)	$(113,040)	$(10,390)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands)
Consolidated net loss	(3,326)	(22,584)	(114,789)	(10,736)
Foreign currency translation adjustments	9,089	(44,204)	(16,273)	(14,846)
Reclassification of foreign currency translation adjustment related to discontinued operations into earnings	8,838	—	8,838	—
Reclassification of hedging activities into earnings, net of tax	—	(1,123)	—	(1,780)
Unrealized gain on cash flow hedges, net of tax	(144)	(622)	(124)	2,918
Pension adjustment	492	202	593	404
Net change in accumulated other comprehensive income (loss)	18,275	(45,747)	(6,966)	(13,304)
Comprehensive income (loss)	14,949	(68,331)	(121,755)	(24,040)
Comprehensive income attributable to noncontrolling interests	—	245	1,749	346
Comprehensive income (loss) attributable to OM Group, Inc.	$14,949	$(68,086)	$(120,006)	$(23,694)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2013	2012
(In thousands)
Operating activities
Consolidated net loss	$(114,789)	$(10,736)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Loss (gain) from discontinued operations	11,870	(295)
Depreciation and amortization	38,063	41,842
Amortization of deferred financing fees	2,000	2,748
Share-based compensation expense	3,158	3,932
VAC lower of cost or market charges	—	53,751
Loss on divestiture of Advanced Materials business	112,061	—
Other non-cash items	5,649	(19,788)
Changes in operating assets and liabilities, excluding the effect of divestitures
Accounts receivable	(34,666)	(14,249)
Inventories (includes $15.9 million of step up amortization in 2012)	16,809	76,125
Accounts payable	1,613	(60,705)
Accrued tax	(23,872)	264
Other, net	(24,691)	(9,776)
Net cash (used for) provided by operating activities	(6,795)	63,113
Investing activities
Expenditures for property, plant and equipment	(21,261)	(27,729)
Proceeds from divestiture of Advanced Materials	302,086	—
Proceeds from divestiture of UPC business	63,300	—
Proceeds from sale of property	—	5,138
Net cash provided by (used for) investing activities	344,125	(22,591)
Financing activities
Payments of long-term debt	(466,538)	(8,027)
Proceeds from exercise of stock options	1,005	—
Payment related to surrendered shares	(554)	(254)
Share repurchases	(14,083)	—
Net cash used for financing activities	(480,170)	(8,281)
Effect of exchange rate changes on cash	(1,503)	(3,808)
Cash and cash equivalents
Increase (decrease) from continuing operations	(144,343)	28,433
Discontinued operations - net cash used by operating activities	(282)	(1,620)
Discontinued operations - net cash used for investing activities	(2,419)	(1,398)
Balance at the beginning of the period	227,612	292,146
Balance at the end of the period	$80,568	$317,561
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In thousands, except as noted and share and per share amounts)

Note 1 — Basis of Presentation

OM Group, Inc. ("OM Group", the “Company”, “we”, “our”, “us”) is a technology-based industrial growth company serving attractive global markets, including automotive systems, electronic devices, aerospace, industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product innovation and new market and customer development; to grow strategically through synergistic acquisitions; and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

The consolidated financial statements include the accounts of OM Group and its consolidated subsidiaries. We were formed in 1991 as a Delaware Corporation. Intercompany accounts and transactions have been eliminated in consolidation. Until March 29, 2013, we held a 55% interest in a joint venture (“GTL”) that had a smelter in the Democratic Republic of Congo (the “DRC”). The joint venture was consolidated because we had a controlling interest in the joint venture. Noncontrolling interest was recorded for the remaining 45% interest. Our joint venture interests were transferred to the joint venture partners on March 29, 2013 as part of the divestiture of our Advanced Materials business.

On May 31, 2013 we completed the sale of our Ultra Pure Chemicals business. The results of our Ultra Pure Chemicals business are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. See note 4 - Acquisitions and Divestitures.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at June 30, 2013 and the results of its income (loss), comprehensive income (loss) and cash flows for the six months ended June 30, 2013 and 2012 have been included. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 — Recently Issued Accounting Guidance

Accounting Guidance adopted in 2013

In July 2012, the FASB issued amendments to the intangible assets guidance which provides an option for companies to use a qualitative approach to test indefinite lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2013 and we do not expect that such adoption will have any effect on our results of operations or financial position.

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

Note 3 — Inventories

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Raw materials and supplies	$79,468	$133,864
Work-in-process	119,247	187,691
Finished goods	42,090	131,144
	$240,805	$452,699

On March 29, 2013, we completed the divestiture of our Advanced Materials business. Total Inventory in this segment as of December 31, 2012 was $193.7 million.

Note 4 — Acquisitions and Divestitures

(a) Acquisitions

VAC

On August 2, 2011, we acquired the equity interest in VAC Holding GmbH ("VAC") and the financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from that date. VAC is engaged in the development, manufacturing and distribution of high-performance industrial-use magnetic materials and related products and systems with exceptional magnetic and/or physical properties for a wide array of end markets, including automotive systems, energy conversion and distribution, electrical installation technology, industrial automation, aerospace and renewable energy. Our Magnetic Technologies segment consists of VAC.

The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group and accepted by the seller, if any, within two years of the closing date of the acquisition with certain exceptions related to tax matters. Two years after the acquisition, an escrow payment is due to the seller of VAC for which we currently have $75 million recorded. We financed the purchase with borrowings under a new senior secured credit facility (the “Senior Secured Credit Facility”) and cash on hand.

(b) Divestitures

Advanced Materials
On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business (including its cobalt refinery assets in Kokkola, Finland), and the transfer of equity interests in the DRC-based joint venture known as GTL to the joint venture partners, subject to a security interest in favor of OM Group with respect to the joint venture's performance related to certain supply arrangements.
In connection with this transaction we received cash proceeds of $329 million. At closing net proceeds of $302 million were received that consisted of the agreed purchase price of $325 million less excess cash on hand at closing of $19 million included in the net assets transferred and a transfer tax withheld of $4 million. We received additional proceeds of $27 million as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet in July 2013.
Including the adjustment to the purchase price, a loss of $112 million was recorded on the divestiture, which included a $10 million write-off of deferred financing fees related to the required debt pre-payment, a reserve for a note receivable from joint venture partner of $16 million and transaction expenses of $9 million.
The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, we do not believe it is probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7000 MT of cobalt feed and extendable for up to an additional six months in order to deliver 7000 MT of cobalt feed; and, (2) we continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of up to one year after the closing. These agreements are expected to result in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until the agreements expire.

Ultra Pure Chemicals

On May 31, 2013, we completed the sale of our Ultra Pure Chemicals (UPC) business. In connection with this transaction we received cash proceeds of $63 million, which included an estimated $3 million working capital adjustment. A loss, net of tax, of $9.8 million was recorded on the divestiture, which included a gain of $1.5 million on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1 million.

The results of our UPC business are reported in discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented.  As required, annual interest expense of $2.5 million related to the debt repaid with the proceeds from the sale of the business was allocated to discontinued operations.

A summary of our discontinued operations impact is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
(in thousands)
Net Sales	$16,004	$24,405	$38,520	$46,828

(Loss) Income from operations of divested business (net of tax)	$(1,583)	$414	$(2,059)	$295
Loss on disposal of business (net of tax)	(9,811)	—	(9,811)	—
(Loss) Income from discontinued operations (net of tax)	$(11,394)	$414	$(11,870)	$295

(Loss) Income per share from discontinued operations (net of tax)
Basic	$(0.37)	$0.01	$(0.38)	$0.01
Diluted	$(0.37)	$0.01	$(0.38)	$0.01

Details related to the net assets (excluding cash) and liabilities of our discontinued operations at December 31, 2012 are as follows:

December 31, 2012
(in thousands)
Accounts receivable	$20,341
Inventories	10,393
Other current assets	2,392
Property, plant and equipment, net	22,408
Other long term assets	15,838
Goodwill	14,957
Total assets of discontinued operations (excluding cash)	$86,329

Accounts payable	$15,627
Other current liabilities	5,099
Long-term liabilities	4,733
Total liabilities of discontinued operations	$25,459

Note 5 — Debt

In connection with the acquisition of VAC, we entered into a Senior Secured Credit Facility. The borrowers under the Senior Secured Credit Facility are the Company and Harko C.V., a limited partnership organized under the laws of the Netherlands and a wholly-owned subsidiary of the Company (“Harko”). The Senior Secured Credit Facility provides for (i) a $100 million term loan A facility (the “Term A Facility”), (ii) a $350 million term loan B facility (the “Dollar Term B Facility”), (iii) a €175 million term loan facility (the “Euro Term B Facility” and, together with the Dollar Term B Facility, the “Term B Facility” and, together with the Term A Facility, the “Term Loan Facility”, each of which was fully drawn on August 2, 2011), and (iv) a $200 million undrawn revolving credit facility (the “Revolving Credit Facility”), of which up to $100 million may be denominated in Euros. The Revolving Credit Facility matures on August 2, 2016. As of June 30, 2013, we had no outstanding debt.

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

During the second quarter of 2013, we fully paid the outstanding balances of the Term A Facility by making principal payments of $92.5 million using proceeds from the divestiture of the UPC business and cash on hand. We included $1.5 million of deferred financing fees in the loss on the divestiture of the UPC business since our Senior Secured Credit agreement requires the prepayment of debt with proceeds from a sale of a business.

We have the option to specify that interest be calculated based on either a London interbank offered rate (“LIBOR”) or on a variable base rate, plus, in each case, a calculated applicable margin range from 2.75% to 3.75%. At December 31, 2012, the weighted average interest rate for the outstanding borrowings under the Senior Secured Credit Facility was 5.66%.

The Senior Secured Credit Facility contains customary representations, warranties and covenants that limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; pay distributions on capital stock; make investments; sell assets; consolidate, merge or transfer all or substantially all of their assets; and engage in transactions with affiliates. The Senior Secured Credit Facility also contains financial covenants related to a limitation on capital expenditures, measurement of the ratio of the Company's total indebtedness to the amount of the Company's adjusted "Consolidated EBITDA", and measurement of the interest coverage ratio as defined in the Senior Secured Credit Facility. As of June 30, 2013, we were in compliance with all of the covenants.

Note 6 — Derivative Instruments

Foreign Currency Exchange Rate Risk

Our primary Finnish operating subsidiary was included in the divestiture of our cobalt-based business on March 29, 2013. The functional currency for this subsidiary was the U.S. dollar since a majority of its purchases and sales were denominated in U.S. dollars. While a majority of the subsidiary’s raw material purchases were in U.S. dollars, it had some Euro-denominated operating expenses. From time to time, we would enter into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. As of June 30, 2013, we had no Euro forward contracts outstanding. We had Euro forward contracts with notional values that totaled 45.0 million Euros at June 30, 2012. As of June 30, 2012, AOCI included a cumulative loss related to such contracts of $2.7 million, all of which were reclassified to earnings in the fourth quarter 2012. We designated these derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses. At June 30, 2012, we had a liability of $3.6 million recorded on the Unaudited Condensed Consolidated Balance Sheet in Other current liabilities related to these Euro forward contracts, all of which were reclassified to earnings in the fourth quarter 2012.

Interest Rate Risk

We utilize interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

We had interest rate swaps with notional values that totaled $198.5 million at June 30, 2012. Following the full repayment of the Term B facility at the end of March 2013, we elected in April 2013, to terminate all the remaining interest swaps contracts. The AOCI at the time of the termination represented an immaterial cumulative loss related to these contracts, which was reclassified to earnings in the second quarter 2013. At June 30, 2012, AOCI included a minimal cumulative loss related to these contracts, all of which was reclassified to earnings in the fourth quarter 2012. There was no hedge ineffectiveness in the six months ended June 30, 2013 or 2012, for these hedges.

Commodity Price Risk

In May 2013, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 and 2014 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts have been designated as cash flow hedges for accounting purposes. We had forward contracts with fair values that totaled $0.3 million at June 30, 2013. There was no hedge ineffectiveness in the six months ended June 30, 2013 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Nickel forward derivatives	$301	$—	$301	$—
Contingent consideration payable	12,991	—	—	12,991
Total	$13,292	$—	$301	$12,991

The fair value of the derivative instruments have been determined based on the market equivalents at the balance sheet date, taking into account current commodity forward rates, therefore, they are classified within Level 2 of the valuation hierarchy. Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2013.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2012	$12,411
Accretion expense		784
Foreign exchange		(204)
Fair Value at	June 30, 2013	$12,991

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($26.2 million at June 30, 2013) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the contingent consideration. Contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt was repaid during the second quarter 2013 and previously had a fair value based on quoted market prices in previous periods, which are Level 1 inputs. Derivative instruments are recorded at fair value as indicated above.

Note 8 — Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. Our major tax jurisdictions are the U.S. and Germany. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service is currently examining our 2010 U.S. federal income tax return and Finnish tax authorities are currently examining tax returns for the years 2007-2011. VAC's German tax returns have been audited through 2005. We are indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. German tax authorities are currently examining VAC's income tax returns for the years 2006-2009.
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

Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
United States	$189	$(1,567)	$(3,686)	$(2,018)
Outside the United States	9,735	(26,689)	(94,778)	(9,333)
Income (loss) from continuing operations before income tax expense	$9,924	$(28,256)	$(98,464)	$(11,351)

Effective Income Tax Rate	18.7%	18.6%	(4.5)%	2.8%

The effective income tax rates for the three months ended June 30, 2013 and June 30, 2012 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan) and a tax-efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
Our effective income tax rate for the six months ended June 30, 2013 was negatively impacted by special charges related to the divestiture of the Advanced Materials business. There were no tax benefits on the losses on the divestitures of the Advanced Materials and UPC businesses due to the Company's legal entity and tax structure.
Our effective income tax rate for the six months ended June 30, 2012 was impacted by the charges related to the VAC inventory purchase accounting step-up and LCM charges.
Note 9 — Defined Benefit Plans

At June 30, 2013 and December 31, 2012, we had pension liabilities of $238.7 million and $242.5 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans;

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$296	$258	$591	$544
Interest cost	2,114	2,762	4,229	5,056
Amortization of unrecognized net loss	211	218	423	419
Expected return on plan assets	(2,731)	(2,623)	(5,245)	(5,236)
Total expense	$(110)	$615	$(2)	$783

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans;

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$1,172	$939	$2,357	$1,899
Interest cost	1,461	1,855	2,938	3,750
Amortization of unrecognized net loss	263	—	529	—
Total expense	$2,896	$2,794	5,824	5,649

Note 10 — Share Repurchase Program

On January 21, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50 million of the Company's outstanding common shares through open market repurchases, negotiated block transactions or open market solicitation for shares. As of June 30, 2013, we repurchased 0.6 million of our common shares for total consideration of $14.1 million. These shares are accounted for as treasury shares and the purchases were funded from our available cash balances.

Note 11 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Beginning Balance at January 1, 2013	$(21,299)	$(84)	$(66,622)	$(88,005)
Other comprehensive income (loss) before reclassifications	(20,948)	(184)	593	(20,539)
Amounts reclassified from accumulated other comprehensive (income) loss	13,513	60	—	13,573
Net current-period other comprehensive income (loss)	(7,435)	(124)	593	(6,966)
Ending balance at June 30, 2013	$(28,734)	$(208)	$(66,029)	$(94,971)

(b) Reclassifications out of Accumulated Other Comprehensive Income (loss)

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (loss)	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation	$(135)	Foreign exchange gain/(loss)
	(4,540)	Loss on divestiture of Advanced Materials business
	(8,838)	Loss from discontinued operations, net of tax
	$(13,513)	Total before tax
	—	Tax (expense) or benefit
	$(13,513)	Net of Tax

Unrealized gains and losses on cash flow hedging derivatives	(60)	Interest expense

Note 12 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended June 30		Six Months Ended June 30
Amounts attributable to OM Group, Inc. common stockholders:	2013	2012	2013	2012
(in thousands, except per share amounts)
Income (loss) from continuing operations, net of tax	$8,068	$(22,753)	$(101,170)	$(10,685)

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.26	$(0.71)	$(3.19)	$(0.34)

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.26	$(0.71)	$(3.19)	$(0.34)

Weighted average shares outstanding — basic	31,452	31,882	31,673	31,878
Dilutive effect of stock options and restricted stock	169	—	—	—
Weighted average shares outstanding — assuming dilution	31,621	31,882	31,673	31,878

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended June 30		Six Months Ended June 30
Amounts attributable to OM Group, Inc. common stockholders:	2013	2012	2013	2012
(in thousands, except per share amounts)

Net income (loss)	$(3,326)	$(22,339)	$(113,040)	$(10,390)

Earnings (loss) per common share - basic:
Net income (loss)	$(0.11)	$(0.70)	$(3.57)	$(0.33)

Earnings per common share - assuming dilution:
Net income (loss)	$(0.11)	$(0.70)	$(3.57)	$(0.33)

Weighted average shares outstanding — basic	31,452	31,882	31,673	31,878
Dilutive effect of stock options and restricted stock	169	—	—	—
Weighted average shares outstanding — assuming dilution	31,621	31,882	31,673	31,878

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

In the three months ended June 30, 2013, stock options to purchase 0.3 million shares of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 13 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Statements of Consolidated Income (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Stock options and restricted stock awards	$1,402	$1,282	$2,738	$3,558
Restricted stock unit awards	51	(232)	182	111
Share-based compensation expense - employees	$1,453	$1,050	$2,920	$3,669

Share-based compensation expense - non-employee directors	$113	$132	$238	$263

No tax benefit for share-based compensation was realized during 2013 or 2012 as a result of a valuation allowance against the deferred tax assets.

At June 30, 2013, there was $11.4 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $3.2 million in the last six months of 2013, $4.8 million in 2014, $3.2 million in 2015 and $0.2 million in 2016 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for the performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 5,078 shares and 11,049 shares in the three and six months ended June 30, 2013 and 4,711 shares and 9,703 shares in the three and six months ended June 30, 2012, respectively, to non-employee directors.

Note 14 — Commitments and Contingencies

During 2009 and 2010, GTL was served in Jersey, Channel Islands, with injunctions that prohibited GTL from making payments of up to $108.3 million to Gécamines, a minority partner in GTL, including amounts payable for raw material purchases, and restrained Gécamines from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds. In both matters, payments which we would typically have made to Gécamines were instead placed on deposit with the Royal Court of Jersey ("Court"). As of December 31, 2012, $22.8 million remained on deposit with the Court and was recorded as Restricted cash on deposit and Liability related to joint venture partner injunction in the Consolidated Balance Sheets. In January 2013, the case related to the second injunction was dropped, and remaining funds on deposit with the Court were released by GTL to Gécamines in March 2013. Our interest in GTL was transferred to the joint venture partners on March 29, 2013.
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

Note 15 — Reportable Segments

We operate and report our results in four operating segments: Magnetic Technologies, Battery Technologies, Specialty Chemicals, and Advanced Materials. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.

The following table reflects the results of our reportable segments:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net Sales
Magnetic Technologies	$128,864	$168,024	$266,014	$358,515
Battery Technologies	40,205	35,205	81,239	72,237
Specialty Chemicals (d)	83,444	84,810	160,749	168,298
Advanced Materials	26,875	124,261	113,313	257,234
Intersegment items	—	(237)	(190)	(466)
	$279,388	$412,063	$621,125	$855,818
Operating profit
Magnetic Technologies (a) (b)	$1,153	$(30,146)	$7,512	$(16,243)
Battery Technologies (a)	8,155	6,063	16,473	11,718
Specialty Chemicals (a) (c) (d)	8,167	9,670	15,212	22,284
Advanced Materials	(381)	923	1,365	12,034
Corporate	(7,947)	(9,698)	(17,280)	(19,453)
	9,147	(23,188)	23,282	10,340

Interest expense	(1,818)	(11,177)	(9,463)	(22,733)
Foreign exchange gain (loss)	2,838	6,028	164	898
Loss on divestiture of Advanced Materials business	(515)	—	(112,061)	—
Other expense, net	272	81	(386)	144
	777	(5,068)	(121,746)	(21,691)
Income (loss) from continuing operations before income taxes	$9,924	$(28,256)	$(98,464)	$(11,351)

Expenditures for property, plant & equipment
Magnetic Technologies	$5,106	$6,499	$8,007	$9,995
Battery Technologies	848	1,002	1,901	2,223
Specialty Chemicals (d)	2,796	1,319	5,013	1,814
Advanced Materials	—	8,560	6,340	13,697
Corporate				—
	$8,750	$17,380	$21,261	$27,729
Depreciation and amortization
Magnetic Technologies	$10,705	$10,010	$21,469	$20,222
Battery Technologies	2,531	2,509	5,033	5,011
Specialty Chemicals (d)	3,647	3,986	7,498	7,852
Advanced Materials	(333)	4,271	3,871	8,495
Corporate	131	147	192	262
	$16,681	$20,923	$38,063	$41,842

(a)
The three and six months ended June 30, 2013 include costs related to cost reduction initiatives of $0.4 million and $4.2 million in Magnetic Technologies, $0.5 million and $0.7 million in Battery Technologies, and $1.1 million and $1.1 million in Specialty Chemicals, respectively.

(b)	The three and six months ended June 30, 2012 includes inventory step-up and LCM charges of $31.5 million and $47.3 million, respectively, resulting from purchase accounting for the VAC acquisition.

(c)	The six months ended June 30, 2012 includes a $2.9 million property sale gain.

(d)	All results related to the UPC business are excluded from the Special Chemicals segment for all periods presented.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

General
OM Group, Inc. ("OM Group", the “Company”, “we”, “our”, “us”) is a technology-based industrial growth company serving attractive global markets, including automotive systems, electronic devices, aerospace, industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product innovation and new market and customer development, to grow strategically through synergistic acquisitions, and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. The objective is to deliver sustainable, profitable growth and create long-term stockholder value.

On March 29, 2013, we completed the divestiture of our cobalt-based business. In connection with this transaction, we received net proceeds of $329 million, including $302 million at the time of closing, and an additional $27 million in July 2013 as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet. As required by the Company's Senior Secured Credit agreement, the $302 million of net proceeds received at closing were used, together with cash on hand, to repay approximately $346 million of our Term B debt. A loss of $112 million was recorded on the divestiture including $10.3 million for the write-off of deferred financing fees related to the required debt prepayment, a reserve for a note receivable from joint venture partner of $16 million and transaction expenses of $9 million. The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, we do not believe it is probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture.

On May 31, 2013, we completed the divestiture of our Ultra Pure Chemicals (UPC) business for cash proceeds of $63 million. The results of operations of the UPC business are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. A loss, net of tax, of $9.8 million was recorded on the divestiture, which included a $1.5 million dollar gain on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1 million. We used the proceeds of the UPC divestiture, along with cash on hand, to repay our remaining indebtedness. As of June 30, 2013, we had no outstanding debt.

We operate three strategic business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. We also have limited continuing involvement in the Advanced Materials business through transition agreements with the buyer as described below.

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

Advanced Materials (divested)
As discussed above, on March 29, 2013, we exited this business. During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of up to one year after the closing. These agreements are expected to result in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until the agreements expire.

Executive Overview - Second Quarter 2013

Net sales decreased in the second quarter of 2013 compared to the prior year period, due primarily to the divestiture of the Advanced Materials business and lower rare earth prices in 2013. Rare earth prices spiked abnormally in mid-2011 and have been in steady decline since that time, impacting net sales in the Magnetic Technologies business in the year-over-year comparison. Battery Technologies net sales increased 14.2% in 2013 compared to the prior year driven by higher sales volumes, primarily into defense markets. In Specialty Chemicals, net sales were relatively flat compared to the prior year.

Operating profit was higher in the second quarter of 2013 compared to the prior year period, due primarily to charges related to purchase accounting and lower of cost or market (LCM) at VAC in the second quarter of 2012, partially offset by rare earth pricing benefits in 2012. Excluding these items, operating profit declined in the second quarter of 2013 versus the prior year period due primarily to lower volumes in Magnetic Technologies caused by economic weakness in European markets, partially offset by higher volumes in Battery Technologies and lower corporate expenses.

Operating profit in the second quarter of 2013 includes $2.0 million of charges related to our previously-announced, enterprise-wide cost-reduction initiatives. These initiatives include headcount reductions, minor facility consolidations, supply chain optimization, corporate cost reductions, and other structural changes to improve profitability, and in total had a $3 million positive impact in the second quarter across the Company. Excluding these charges, operating profit would have been $11.1 million. Excluding these charges, as well as the results from the now-divested Advanced Materials and UPC businesses (UPC is included in discontinued operations), adjusted operating profit and adjusted EBITDA for the second quarter and six months ended June 30, 2013 are $11.5 million and $28.5 million, and $27.9 million and $62.1 million, respectively. See tables below for reconciliations of these non-GAAP numbers.

Consolidated Operating Results

	Three months ended				Six months ended
	June 30,				June 30,
(in thousands & percent of net sales)	2013		2012		2013		2012
Net sales	$279,388		$412,063		$621,125		$855,818
Cost of goods sold	215,608		372,278		483,117		719,924
Gross profit	63,780	22.8%	39,785	9.7%	138,008	22.2%	135,894	15.9%
Selling, general and administrative expenses	54,633	19.6%	62,973	15.3%	114,726	18.5%	125,554	14.7%
Operating profit	9,147	3.3%	(23,188)	(5.6)%	23,282	3.7%	10,340	1.2%
Loss on divestiture of Advanced Materials business	(515)		—		(112,061)		—
Other expense, net	1,292		(5,068)		(9,685)		(21,691)
Income tax expense	(1,856)		5,258		(4,455)		320
Income (loss) from continuing operations, net of tax	8,068		(22,998)		(102,919)		(11,031)
Loss from discontinued operations, net of tax	(11,394)		414		(11,870)		295
Consolidated net loss	(3,326)		(22,584)		(114,789)		(10,736)
Net income (loss) attributable to noncontrolling interest	—		245		1,749		346
Net loss attributable to OM Group, Inc. common stockholders	$(3,326)		$(22,339)		$(113,040)		$(10,390)

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$8,068		$(22,753)		$(101,170)		$(10,685)
Loss from discontinued operations, net of tax	(11,394)		414		(11,870)		295
Net loss	$(3,326)		$(22,339)		$(113,040)		$(10,390)

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.26		$(0.71)		$(3.19)		(0.34)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.37)		0.01		(0.38)		0.01
Net income (loss) attributable to OM Group, Inc. common stockholders	$(0.11)		$(0.70)		$(3.57)		(0.33)

We are providing adjusted operating profit (loss), adjusted EBITDA, and adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution, which are non-GAAP financial measures. The tables below present reconciliations of these amounts to the comparable U.S. GAAP amounts. We believe that the non-GAAP financial measures presented in the tables facilitate a comparative assessment of our operating performance and enhance investors' understanding of the performance of our operations. The non-GAAP financial information set forth in the tables below are not alternatives to reported results determined in accordance with U.S. GAAP.

	For the quarter ended
	June 30, 2013
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$1,153	$8,155	$8,167	$(381)	$(7,947)	$9,147
Charges related to cost-reduction initiatives	369	518	1,096	—	—	1,983
Adjusted operating profit	1,522	8,673	9,263	(381)	(7,947)	11,130
Depreciation and amortization	10,705	2,531	3,647	(333)	131	16,681
Adjusted EBITDA	$12,227	$11,204	$12,910	$(714)	$(7,816)	$27,811

	June 30, 2012
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$(30,146)	$6,063	$9,670	$923	$(9,698)	$(23,188)
Total VAC inventory purchase accounting step-up and LCM charges	31,545	—	—	—	—	31,545
Adjusted operating profit	1,399	6,063	9,670	923	(9,698)	8,357
Depreciation and amortization	10,010	2,509	3,986	4,271	147	20,923
Adjusted EBITDA	$11,409	$8,572	$13,656	$5,194	$(9,551)	$29,280

	For the six months ended
	June 30, 2013
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$7,512	$16,473	$15,212	$1,365	$(17,280)	$23,282
Charges related to cost-reduction initiatives	4,225	687	1,134	—	—	6,046
Adjusted operating profit	11,737	17,160	16,346	1,365	(17,280)	29,328
Depreciation and amortization	21,469	5,033	7,498	3,871	192	38,063
Adjusted EBITDA	$33,206	$22,193	$23,844	$5,236	$(17,088)	$67,391

	June 30, 2012
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$(16,243)	$11,718	$22,284	$12,034	$(19,453)	$10,340
Total VAC inventory purchase accounting step-up and LCM charges	47,272	—	—	—	—	47,272
Gain on sale of property	—	—	(2,857)	—	—	(2,857)
Adjusted operating profit	31,029	11,718	19,427	12,034	(19,453)	54,755
Depreciation and amortization	20,222	5,011	7,852	8,495	262	41,842
Adjusted EBITDA	$51,251	$16,729	$27,279	$20,529	$(19,191)	$96,597

Charges for cost-reduction initiatives in the three and six months ended June 30, 2013 are described above. VAC inventory purchase accounting step-up and LCM charges in the three and six months ended June 30, 2012 represent charges resulting from purchase accounting for the VAC acquisition and an LCM charge. These charges were a direct result of acquisition accounting and the rare earth price decline from the abnormal spike in rare earth prices that occurred following the acquisition of VAC in 2011 and had no impact on our cash balances and did not impact our liquidity.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
(in thousands, except per share data)	$	Diluted EPS	$	Diluted EPS	$	Diluted EPS	$	Diluted EPS
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	8,068	0.26	(22,753)	(0.71)	(101,170)	(3.17)	(10,685)	(0.33)
Add (Less):
Loss on divestiture of Advanced Materials business	515	0.02	—	—	112,061	3.52	—	—
Charges related to cost-reduction initiatives	1,983	0.06	—	—	6,046	0.19	—	—
VAC inventory purchase accounting step-up and LCM charges	—	—	31,545	0.98	—	—	47,272	1.47
Gain on sale of property	—	—	—	—	—	—	(2,857)	(0.09)
Acceleration of deferred financing fees, net of tax	462	0.01	—	—	462	0.01	—	—
Tax effect of special items	(289)	(0.01)	(6,415)	(0.20)	(935)	(0.03)	(11,270)	(0.35)
Adjusted income from continuing operations attributable to OM Group, Inc.	$10,739	$0.34	$2,377	$0.07	$16,464	$0.52	$22,460	$0.70
Weighted average shares outstanding - diluted (a)		31,621		32,002		31,843		32,017
(a) For the six months ended June 30, 2013 and the three and six months ended June 30, 2012 , because the reported loss from continuing operations is income on an adjusted basis, we used diluted shares to calculate EPS.
Second Quarter of 2013 Compared with Second Quarter of 2012
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended June 30, 2013, compared with the three months ended June 30, 2012:

(in thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2012	$412,063	$(23,188)	$8,357
Change in 2013 from:
Magnetic Technologies	(39,160)	31,299	123
Battery Technologies	5,000	2,092	2,610
Specialty Chemicals	(1,366)	(1,503)	(407)
Advanced Materials	(97,386)	(1,304)	(1,304)
Corporate	—	1,751	1,751
Intersegment items	237	—	—
2013	$279,388	$9,147	$11,130
Net sales decreased $132.7 million, or 32.2%, primarily due to lower sales in Magnetic Technologies driven by lower rare earth prices and lower volumes, the divestiture of Advanced Materials, and lower sales volumes in Specialty Chemicals, all partially offset by higher volumes in Battery Technologies.
Gross profit increased to $63.8 million, or 22.8% of sales, in the three months ended June 30, 2013, compared with $39.8 million, or 9.7% of sales, in the three months ended June 30, 2012, primarily due to acquisition-related and LCM charges in 2012 related to Magnetic Technologies inventory and lower sales. Excluding these charges and the 2012 rare earth pricing benefits, gross profit was lower in 2013 due to lower sales volumes at Magnetic Technologies, partially offset by higher sales volumes in Battery Technologies.
Selling, general and administrative expenses (“SG&A”) decreased to $54.6 million in the three months ended June 30, 2013 from $63.0 million in the three months ended June 30, 2012. SG&A as a percentage of net sales was 19.6% in the three months ended June 30, 2013 compared with 15.3% in the three months ended June 30, 2012; the higher percentage in 2013 is due to the divestiture of Advanced Materials, which had a low SG&A percentage.

The following table summarizes the components of Other expense, net for the three months ended June 30:

(in thousands)	2013	2012	Change
Interest expense	$(1,818)	$(11,177)	$9,359
Foreign exchange gain	2,838	6,028	(3,190)
Loss on divestiture of Advanced Materials business	(515)	—	(515)
Other expense, net	272	81	191
	$777	$(5,068)	$5,845

The decrease in interest expense is due to lower debt outstanding in 2013 compared to 2012. In both periods, interest expense of approximately $0.5 million was allocated to discontinued operations as part of UPC, since we were required to repay debt with the sales proceeds. The foreign exchange gain in the three months ended June 30, 2013 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. The larger gain in 2012 was due to the foreign exchange impact of larger Euro-denominated debt balances.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10Q for discussion on the loss on divestiture of Advanced Materials business.

We recorded income tax expense of $1.9 million on pre-tax income of $9.9 million for the three months ended June 30, 2013, resulting in an effective income tax rate of 18.7%. For the three months ended June 30, 2012, we recorded an income tax benefit of $5.3 million on pre-tax loss of $28.3 million, resulting in an effective income tax rate of 18.6%.  These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012
The following table identifies, by segment, the components of change in net sales and operating profit for the six months ended June 30, 2013, compared with the six months ended June 30, 2012:

(in thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2012	$855,818	$10,340	$54,755
Change in 2013 from:
Magnetic Technologies	(92,501)	23,755	(19,292)
Battery Technologies	9,002	4,755	5,442
Specialty Chemicals	(7,549)	(7,072)	(3,081)
Advanced Materials	(143,921)	(10,669)	(10,669)
Corporate	—	2,173	2,173
Intersegment items	276	—	—
2013	$621,125	$23,282	$29,328
Net sales decreased $234.7 million, or 27.4%, primarily due to lower sales in Magnetic Technologies driven by lower rare earth prices and lower volumes, the divestiture of the Advanced Materials business, and lower sales volumes in Specialty Chemicals, all partially offset by higher volumes in Battery Technologies.
Gross profit was relatively flat at $138.0 million, or 22.2% of sales, in the six months ended June 30, 2013, compared with $135.9 million, or 15.9% of sales, in the six months ended June 30, 2012. Gross margin percentage increased in 2013 due to the charges in 2012 for VAC purchase accounting step-up and LCM, offset by the positive impact of higher rare-earth pricing in 2012 .
Selling, general and administrative expenses (“SG&A”) decreased to $114.7 million in the six months ended June 30, 2013 from $125.6 million in the six months ended June 30, 2012. SG&A as a percentage of net sales was 18.5% in the six months ended June 30, 2013 compared with 14.7% in the six months ended June 30, 2012. SG&A was lower in 2013 due to the Advanced Materials divestiture, but was higher as a percentage of net sales due to the impact of lower sales in 2013.

The following table summarizes the components of Other expense, net for the six months ended June 30:

(in thousands)	2013	2012	Change
Interest expense	$(9,463)	$(22,733)	$13,270
Foreign exchange gain	164	898	(734)
Loss on divestiture of Advanced Materials business	(112,061)	—	(112,061)
Other expense, net	(386)	144	(530)
	$(121,746)	$(21,691)	$(100,055)

The decrease in interest expense is due to lower debt outstanding in 2013 compared to 2012.

See Note 4(b) in the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on the divestiture of the Advanced Materials business.

OM Group recorded income tax expense of $4.5 million on pre-tax loss of $98.5 million for the six months ended June 30, 2013, resulting in an effective income tax rate of negative 4.5%. For the six months ended June 30, 2012, the Company recorded income tax benefit of $0.3 million on pre-tax loss of $11.4 million, resulting in an effective income tax rate of 2.8%.  The rates in both six-month periods were impacted by special items: in 2013 by the loss on sale of the Advanced Materials divestiture and the charges related to cost reduction actions, and in 2012 by the inventory charges in Magnetic Technologies related to purchase accounting. Excluding these special items, the effective income tax rates for the six months ended June 30, 2013 and June 30, 2012 were 26.8% and 33.8%, respectively. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Segment Results and Corporate Expenses
Magnetic Technologies

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share and on reducing its cost structure.

The primary raw materials used by Magnetic Technologies include the rare earth materials dysprosium and neodymium. During 2011, rare earth material prices spiked abnormally and declined steadily throughout 2012. Rare earth materials are currently available from a limited number of suppliers, primarily in China. Supply of rare earth materials is expected to increase as additional sources outside of China become available.

The following table identifies the components of change in net sales and operating profit (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2012	$168.0	$(30.1)	$1.4	$358.5	$(16.2)	$31.0
Increase (decrease) in 2013 from:
Purchase accounting charges in 2012	—	31.5	—	—	47.2	—
LCM charges in 2012 (non-purchase accounting)	—	22.4	22.4	—	22.4	22.4
Volume/mix	(9.8)	(5.3)	(5.3)	(17.7)	(6.9)	(6.9)
Selling price	(0.8)	(0.8)	(0.8)	(1.6)	(1.6)	(1.6)
Rare earth pricing effects	(30.5)	(16.1)	(16.1)	(76.0)	(41.3)	(41.3)
Operating expenses, including savings from cost-reduction initiatives	—	1.5	1.5	—	5.1	5.1
Charges related to cost-reduction initiatives	—	(0.4)	—	—	(4.3)	—
Foreign currency	2.0	(0.6)	(0.6)	2.8	(0.5)	(0.5)
Other	—	(0.9)	(0.9)	—	3.6	3.6
2013	$128.9	$1.2	$1.5	$266.0	$7.5	$11.7

Charges related to cost-reduction initiatives in the second quarter and six months ended June 30, 2013 relate to the cost reduction actions previously described. Acquisition-related charges in the prior year periods represent inventory step-up charges resulting from purchase accounting for the VAC acquisition.

Net sales declined in the 2013 periods compared to the prior year periods due primarily to benefits in 2012 from rare earth prices. Net sales in the 2013 periods also were negatively impacted by lower sales volumes due primarily to economic weakness in European markets.
Operating profit was higher in the 2013 periods due to the negative impact in 2012 of purchase accounting and LCM charges, partially offset by rare-earth pricing benefits in 2012. Excluding these special items, operating profit was lower in the 2013 periods due to lower sales volumes due to economic weakness in European markets, partially offset by the positive impact of lower operating expense due in part to our cost reduction program.

Battery Technologies

The segment is focused on developing new battery chemistries and products, expanding its served markets and reducing its cost structure in response to the uncertainty of U.S. government spending.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2012	$35.2	$6.1	$6.1	$72.2	$11.7	$11.7
Increase (decrease) in 2013 from:
Volume	5.0	1.6	1.6	8.1	2.4	2.4
Selling price/mix	—	0.5	0.5	0.9	1.3	1.3
Charges related to cost-reduction initiatives	—	(0.5)	—	—	(0.7)	—
Other	—	0.5	0.5	—	1.8	1.8
2013	$40.2	$8.2	$8.7	$81.2	$16.5	$17.2

Charges related to cost-reduction initiatives in the three and six months ended June 30, 2013 relate to the cost reduction actions previously described.

Net sales and operating profit in the three and six months ended June 30, 2013 compared with the comparable periods of 2012 benefited from higher sales volumes, particularly into defense markets.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At June 30, 2013, backlog was $132.1 million, compared to $128.0 million at December 31, 2012. Of this amount, $66.8 million is expected to be converted to sales in 2013, with the remainder in future periods.

Specialty Chemicals

This segment is focused on organic growth through broadened product offerings, leveraging our formulations and technical application expertise, as well as through geographic expansion and market penetration.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2012	$84.8	$9.7	$9.7	$168.3	$22.3	$19.4
Increase (decrease) in 2013 from:
Volume	(1.1)	(1.0)	(1.0)	(6.5)	(3.9)	(3.9)
Selling price/mix	(1.3)	1.3	1.3	(2.5)	1.7	1.7
Foreign currency	0.4	0.1	0.1	0.4	0.1	0.1
Charges related to cost-reduction initiatives	—	(1.1)	—	—	(1.2)	—
2012 gain on sale of land	—	—	—	—	(2.9)	(2.9)
Other	0.5	(0.8)	(0.8)	1.0	(0.9)	(0.9)
2013	$83.4	$8.2	$9.3	$160.7	$15.2	$16.3
Charges for cost-reduction initiatives in the three and six months ended June 30, 2013 relate to the cost reduction actions previously described. In the six months ended June 30, 2012, the Company sold land in China for a gain of $2.9 million.
Sales were almost flat in the second quarter of 2013 compared to 2012. Operating profit was down $1.5 million due primarily to charges related to cost reduction actions. The decrease in net sales and operating profit in the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was primarily due to lower sales volumes, driven by weakness in the consumer electronics markets, as well as weak macroeconomic conditions impacting the coatings and additives markets.

Advanced Materials

As described above, we divested this business as of March 29, 2013. Activity in this segment beginning in the second quarter of 2013 represents performance under the transition agreements described above, which is expected to have minimal impact on the Company's operating profit and cash flows.

During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

For the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net sales	$26.9	$124.3	$113.3	$257.2

Operating profit	$(0.4)	$0.9	$1.4	$12.0

Corporate Expenses
Corporate expenses are those expenses that support the operating segments but are not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as share-based compensation for the entire Company.

Corporate expenses were $7.9 million in the second quarter of 2013 as compared with $9.7 million in the second quarter of 2012. Corporate expenses were $17.3 million in the six months ended June 30, 2013 as compared with $19.5 million in the six months ended June 30, 2012. Corporate expenses were lower in the 2013 periods due to lower professional fees and lower incentive compensation expense.
Liquidity and Capital Resources
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are presented in the following table (in millions) and discussed in the related narrative:

	Six months ended
	June 30,
(in millions)	2013	2012
Net cash provided by (used for):
Operating activities	$(6.8)	$63.1
Investing activities	344.1	(22.6)
Financing activities	(480.2)	(8.3)
Effect of exchange rate changes on cash	(1.5)	(3.8)
Cash used by discontinued operations	$(2.7)	$(3.0)
Net change in cash and cash equivalents	$(147.1)	$25.4

Operating Activities
In the first six months of 2013, cash outflow from operating activities was $6.8 million compared with a cash inflow of $63.1 million in the same period of the prior year. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows. The amount in 2012 benefited from declining commodity prices in the Advanced Materials business.

Investing Activities
Net cash provided by investing activities in the first six months of 2013 included net proceeds of $365.4 million from the divestitures of the Advanced Materials and UPC businesses, less capital expenditures of $21.3 million primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. We expect to fund 2013 capital expenditures through cash generated from operations and cash on hand at June 30, 2013.

Financing Activities
The increase in cash used in financing activities as of June 30, 2013 compared to June 30, 2012 was primarily due to pre-payment of long-term debt from funds received when we divested our Advanced Materials and UPC businesses, additional pre-payment of long-term debt utilizing cash on hand and repurchases of common stock.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of June 30, 2013, most of our cash and cash equivalents were held outside the United States, primarily in Germany and Taiwan, and most of our cash and cash equivalents were denominated in U.S. dollars or Euros. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. We intend to retain the majority of our cash balances outside of the U.S.
Debt and Other Financing Activities
Our obligations under the Senior Secured Credit Facility were repaid in the first six months of 2013. The Term A facility was repaid on May 31, 2013 with the proceeds from the divestiture of the UPC business as required and cash on hand. The Term B facilities were prepaid on March 29, 2013 with the proceeds from the divestiture of the Advanced Materials business and cash on hand, as required. The Senior Secured Credit Facility includes a $200 million undrawn revolving credit facility, which matures on August 2, 2016. See Note 5 in the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a more complete discussion of the Senior Secured Credit Facility.
Contractual Obligations
Since December 31, 2012, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Form 10-K for the year ended December 31, 2012, other than the repayment of the Senior Secured Credit Facility balance, discussed previously.

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
Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that we believe may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe the our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 except as disclosed in Item 1A. Risk Factors in this form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of the our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Internal Control over Financial Reporting
Except for the controls implemented to remediate the material weakness in our internal control over financial reporting regarding the classification of SG&A expenses and Cost of goods sold of the VAC business, which comprises our Magnetic Technologies segment, there were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended June 30, 2013 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 except that the risk factor captioned “On January 21, 2013 we announced the signing of definitive agreements to exit our Advanced Materials business, but the arrangements are subject to customary closing conditions, including regulatory approvals, which might prevent their successful completion” is no longer applicable because the Advanced Materials closing occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2013	363,600	$23.56	363,600	$36,444,562
May 1 - 31, 2013 (1)	22,605	23.46	22,500	35,916,904
June 1 - 30, 2013	—	—	—	35,916,904
Total April 1 - June 30, 2013	386,205	$23.55	386,100	$35,916,904

(1)  Includes 105 shares of common stock of the Company surrendered to us by employees to pay required taxes applicable to the vesting of restricted stock, in accordance with the applicable long-term incentive plan previously approved by our stockholders and shares repurchased as part of publicly announced plans or programs.

(2) On January 21, 2013, we announced that our Board of Directors had authorized a share repurchase plan of up to $50 million of the Company's then outstanding common shares. By June 30, 2013, we repurchased 588,600 shares under this plan.

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
OM GROUP, INC.

Date: August 1, 2013	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)