Form 10-Q
period 2013-09-30
OM GROUP INC
filed 2013-11-01
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 31, 2013 the registrant had 31,980,840 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$116,453	$227,612
Restricted cash on deposit	—	22,793
Accounts receivable, less allowance of $4,222 in 2013 and $5,215 in 2012	151,861	160,122
Inventories	248,326	452,699
Other current assets	17,432	43,225
Current assets - discontinued operations (excluding cash)	—	33,126
Total current assets	534,072	939,577
Property, plant and equipment, net	326,948	474,346
Goodwill	428,212	528,312
Intangible assets, net	403,390	417,110
Other non-current assets	60,481	86,879
Non-current assets - discontinued operations	—	53,203
Total assets	$1,753,103	$2,499,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$13,309
Accounts payable	85,739	116,991
Liability related to joint venture partner injunction	—	22,793
Accrued income taxes	1,210	23,871
Accrued employee costs	34,475	46,629
Purchase price of VAC payable to seller	52,456	75,351
Other current liabilities	61,100	59,574
Current liabilities - discontinued operations	—	20,726
Total current liabilities	234,980	379,244
Long-term debt	—	454,054
Deferred income taxes	107,998	117,739
Pension liabilities	233,317	232,867
Purchase price of VAC payable to seller	11,278	11,259
Other non-current liabilities	53,569	55,383
Non-current liabilities - discontinued operations	—	4,733
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,843,065 shares issued in 2013 and 32,108,212 shares issued in 2012	321	320
Capital in excess of par value	637,759	631,063
Retained earnings	570,149	671,012
Treasury stock (825,956 shares in 2013 and 216,695 shares in 2012, at cost)	(22,318)	(7,681)
Accumulated other comprehensive loss	(73,950)	(88,005)
Total OM Group, Inc. stockholders’ equity	1,111,961	1,206,709
Noncontrolling interests	—	37,439
Total equity	1,111,961	1,244,148
Total liabilities and equity	$1,753,103	$2,499,427
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands, except per share data)
Net sales	$265,932	$371,366	$887,058	$1,227,184
Cost of goods sold	200,064	290,197	683,167	1,010,121
Gross profit	65,868	81,169	203,891	217,063
Selling, general and administrative expenses	53,828	60,679	168,568	186,233
Operating profit	12,040	20,490	35,323	30,830
Other income (expense):
Interest expense	(1,732)	(12,571)	(11,195)	(35,303)
Foreign exchange gain (loss)	4,583	(2,661)	4,747	(1,763)
Loss on divestiture of Advanced Materials business	(61)	—	(112,122)	—
Other, net	(473)	1,641	(860)	1,783
Income (loss) from continuing operations before income tax expense	14,357	6,899	(84,107)	(4,453)
Income tax expense	1,925	1,807	6,380	1,486
Income (loss) from continuing operations, net of tax	12,432	5,092	(90,487)	(5,939)
Income (loss) from discontinued operations, net of tax	(256)	1	(12,125)	297
Consolidated net income (loss)	12,176	5,093	(102,612)	(5,642)
Net (loss) attributable to noncontrolling interests	—	(415)	(1,749)	(760)
Net income (loss) attributable to OM Group, Inc. common stockholders	$12,176	$5,508	$(100,863)	$(4,882)
Earnings (loss) per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.40	$0.17	$(2.81)	$(0.16)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	—	(0.38)	0.01

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.39	$0.17	$(3.19)	$(0.15)
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.39	$0.17	$(2.81)	$(0.16)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	—	(0.38)	0.01

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.38	$0.17	$(3.19)	$(0.15)
Weighted average shares outstanding
Basic	31,442	31,889	31,592	31,882
Assuming dilution	31,664	32,004	31,592	31,882
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$12,432	$5,507	$(88,738)	$(5,179)
Income (loss) from discontinued operations, net of tax	(256)	1	(12,125)	297
Net income (loss)	$12,176	$5,508	$(100,863)	$(4,882)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands)
Consolidated net income (loss)	$12,176	$5,093	$(102,612)	$(5,642)
Foreign currency translation adjustments	21,193	23,323	4,916	8,477
Reclassification of foreign currency translation adjustment related to discontinued operations into earnings	—	—	8,838	—
Reclassification of hedging activities into earnings, net of tax	68	(1,629)	128	(3,409)
Unrealized gain (loss) on cash flow hedges, net of tax	(32)	3,381	(216)	6,299
Pension adjustment	(206)	2,223	389	2,627
Net change in accumulated other comprehensive income	21,023	27,298	14,055	13,994
Comprehensive income (loss)	33,199	32,391	(88,557)	8,352
Comprehensive (loss) attributable to noncontrolling interests	—	(415)	(1,749)	(760)
Comprehensive income (loss) attributable to OM Group, Inc.	$33,199	$32,806	$(86,808)	$9,112

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2013	2012
(In thousands)
Operating activities
Consolidated net loss	$(102,612)	$(5,642)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Loss (income) from discontinued operations	12,125	(297)
Depreciation and amortization	55,592	62,603
Amortization of deferred financing fees	2,824	5,387
Share-based compensation expense	4,884	5,285
VAC lower of cost or market charges	—	53,751
Loss on divestiture of Advanced Materials business	112,122	—
Other non-cash items	2,509	(24,280)
Changes in operating assets and liabilities, excluding the effect of divestitures
Accounts receivable	(24,681)	8,467
Inventories (includes $16.1 million of step up amortization in 2012)	14,235	88,069
Accounts payable	5,279	(47,129)
Accrued tax	(24,463)	5,397
Other, net	(28,127)	10,079
Net cash provided by operating activities	29,687	161,690
Investing activities
Expenditures for property, plant and equipment	(28,435)	(44,244)
Proceeds from divestiture of Advanced Materials business	328,669	—
Proceeds from divestiture of UPC business	63,300	—
Payment of VAC purchase price payable to seller	(23,028)	—
Proceeds from sale of property	—	5,138
Net cash provided by (used for) investing activities	340,506	(39,106)
Financing activities
Payments of long-term debt	(466,538)	(82,654)
Debt issuance costs	(1,860)	—
Proceeds from exercise of stock options	2,112	—
Payment related to surrendered shares	(554)	(254)
Share repurchases	(14,083)	—
Net cash used for financing activities	(480,923)	(82,908)
Effect of exchange rate changes on cash	2,291	439
Cash and cash equivalents
Increase (decrease) from continuing operations	(108,439)	40,115
Discontinued operations - net cash used by operating activities	(301)	(4,137)
Discontinued operations - net cash used for investing activities	(2,419)	(2,771)
Balance at the beginning of the period	227,612	292,146
Balance at the end of the period	$116,453	$325,353
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company at September 30, 2013 and the results of its income (loss), comprehensive income (loss) and cash flows for the nine months ended September 30, 2013 and 2012 have been included. The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 3 — Inventories

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Raw materials and supplies	$75,546	$133,864
Work-in-process	130,436	187,691
Finished goods	42,344	131,144
	$248,326	$452,699

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

The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group and accepted by the seller, if any, within two years of the closing date of the acquisition with certain exceptions related to tax matters. In August 2013 we remitted a payment of $23.0 million to the seller of VAC. We remain in discussions with the seller regarding the remainder of the withheld consideration.

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
In connection with this transaction we received cash proceeds of $329 million. At closing net proceeds of $302 million were received and we received additional proceeds of $27 million as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet in July 2013. Including the adjustment to the purchase price, a loss of $112 million was recorded on the divestiture, which included a $10 million write-off of deferred financing fees related to the required debt pre-payment, a reserve for a note receivable from joint venture partner of $16 million and transaction expenses of $9 million.
The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, we do not believe it is probable that the business will meet the revenue targets, and no value has been assigned to the potential future cash consideration while calculating the loss on the divestiture.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-

back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of up to one year after the closing. During the third quarter 2013, the parties agreed to terminate the distribution agreement effective December 31, 2013. These agreements are expected to result in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Ultra Pure Chemicals

On May 31, 2013, we completed the sale of our Ultra Pure Chemicals (UPC) business. In connection with this transaction we received cash proceeds of $63 million, which included an estimated $3 million working capital adjustment. A loss, net of tax, of $9.9 million was recorded on the divestiture, which included a gain of $1.5 million on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1.1 million.

The results of our UPC business are reported in discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods prior to the UPC sale.  As required, annual interest expense of $2.5 million related to the debt repaid with the proceeds from the sale of the business was allocated to discontinued operations for all periods prior to the UPC sale.

A summary of our discontinued operations activity is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
(in thousands)
Net Sales	$—	$23,367	$38,520	$70,194

(Loss) Income from operations of divested business (net of tax)	$(95)	$1	$(2,153)	$297
Loss on disposal of business (net of tax)	(161)	—	(9,972)	—
(Loss) Income from discontinued operations (net of tax)	$(256)	$1	$(12,125)	$297

(Loss) Income per share from discontinued operations (net of tax)
Basic	$(0.01)	$—	$(0.38)	$0.01
Diluted	$(0.01)	$—	$(0.38)	$0.01

Details related to the net assets (excluding cash) and liabilities of our discontinued operations at December 31, 2012 are as follows:

December 31, 2012
(in thousands)
Accounts receivable	$20,341
Inventories	10,393
Other current assets	2,392
Property, plant and equipment, net	22,408
Other long term assets	15,838
Goodwill	14,957
Total assets of discontinued operations (excluding cash)	$86,329

Accounts payable	$15,627
Other current liabilities	5,099
Long-term liabilities	4,733
Total liabilities of discontinued operations	$25,459

Note 5 — Debt

On September 4, 2013 we entered into a new five-year Senior Secured Revolving Credit New Facility (“the New Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The New Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The New Facility matures on September 4, 2018.

In the first six months of 2013 we repaid the Term A and Term B loans under the previous credit facility with the proceeds from the divestitures of the Advanced Materials and UPC businesses, as required, and cash on hand. Related to these pre-payments, we included $10.3 million and $1.5 million of deferred financing fees in the losses on divestitures of the Advanced Materials and UPC businesses, respectively.

The obligations of the Company under the New Facility are guaranteed by certain of the Company’s material U.S. subsidiaries. The obligations of Harko and VAC under the New Facility are guaranteed by the Company and certain of the Company’s material subsidiaries, subject to certain exceptions including financial assistance limitations in certain foreign jurisdictions. In addition, the obligations of the Company under the New Facility are secured by a first priority security interest in substantially all of the existing and future personal property of the Company and certain of the Company’s material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Company’s direct foreign subsidiaries. The obligations of Harko and VAC under the New Facility are secured by a first priority security interest in certain of the existing and future personal property of Harko, VAC and certain of the Company’s subsidiaries and a 100% pledge of the voting capital stock of certain of the Company’s subsidiaries, subject to certain exceptions, including financial assistance limitations in certain foreign jurisdictions.

The interest rates applicable to loans under the New Facility will be at the Company’s option and equal to either a base rate or a LIBOR rate, in each case plus an applicable margin percentage. The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate or (iii) the LIBOR rate with a maturity of one month plus 1.00%. The applicable margin percentage is based on the leverage ratio of the Company. The range of the applicable margin percentage is 1.125% to 2.000% in the case of LIBOR advances and 0.125% to 1.000% in the case of base rate advances.

The New Facility contains customary representations and warranties and certain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem, repurchase or pay distributions on capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the New Facility contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated EBITDA and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense, as defined in the agreement.

We incurred fees and expenses of $1.9 million related to the New Facility. These fees and expenses were deferred and will be amortized to interest expense over the term of the New Facility. Previously deferred fees of $0.5 million were written off to interest expense when the New Facility was signed due to a reduction in the number of banks in the bank syndication. The remaining $2.9 million of the previously deferred fees will be amortized over the term of the New Facility.

As of September 30, 2013, we have no obligations outstanding under the New Facility, and we are in compliance with all of the covenants.

Note 6 — Derivative Instruments

Foreign Currency Exchange Rate Risk

Our primary Finnish operating subsidiary was included in the divestiture of our cobalt-based business on March 29, 2013. The functional currency for this subsidiary was the U.S. dollar since a majority of its purchases and sales were denominated in U.S. dollars. While a majority of the subsidiary’s raw material purchases were in U.S. dollars, it had some Euro-denominated operating expenses. From time to time, we would enter into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. As of September 30, 2013, we had no Euro forward contracts outstanding. We had Euro forward contracts with notional values that totaled 22.5 million Euros at September 30, 2012. As of September 30, 2012, AOCI included a cumulative loss related to such contracts of $1.1 million, all of which were reclassified to earnings in the fourth quarter 2012. We designated these derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses. At September 30, 2012, we had a liability of $1.4 million recorded on the Unaudited Condensed Consolidated Balance Sheet in Other current liabilities related to these Euro forward contracts, all of which were reclassified to earnings in the fourth quarter 2012.

Interest Rate Risk

We utilize interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

We had interest rate swaps with notional values that totaled $198.0 million at September 30, 2012. Following the full repayment of the Term B facility at the end of March 2013, we elected in April 2013 to terminate all the remaining interest swaps contracts. The AOCI at the time of the termination represented an immaterial cumulative loss related to these contracts, which was reclassified to earnings in the second quarter 2013. At September 30, 2012, AOCI included a minimal cumulative loss related to these contracts, all of which was reclassified to earnings in the fourth quarter 2012. There was no hedge ineffectiveness in the nine months ended September 30, 2013 or 2012, for these hedges.

Commodity Price Risk

In May 2013, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 and 2014 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts have been designated as cash flow hedges for accounting purposes. We had forward contracts with fair values that totaled $0.2 million at September 30, 2013. There was no hedge ineffectiveness in the nine months ended September 30, 2013 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Nickel forward derivatives	$248	$—	$248	$—
Contingent consideration payable	13,907	—	—	13,907
Total	$14,155	$—	$248	$13,907

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

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2012	$12,411
Accretion expense		1,202
Foreign exchange		294
Fair Value at	September 30, 2013	$13,907

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($27.0 million at September 30, 2013) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the contingent consideration. Contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt outstanding at any time during 2013 had a fair value based on quoted market prices in previous periods, which are Level 1 inputs. There was no long-term debt outstanding as of September 30, 2013. Derivative instruments are recorded at fair value as indicated above.

Note 8 — Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. Our major tax jurisdictions are the U.S. and Germany. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service has completed its examination of our 2010 U.S. federal income tax return and Finnish tax authorities are currently examining tax returns for the years 2007-2011. VAC's German tax returns have been audited through 2005. We are indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. German tax authorities are currently examining VAC's income tax returns for the years 2006-2011.
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

Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
United States	$(6,040)	$(6,809)	$(9,725)	$(8,827)
Outside the United States	20,397	13,708	(74,382)	4,374
Income (loss) from continuing operations before income tax expense	$14,357	$6,899	$(84,107)	$(4,453)

Effective Income Tax Rate	13.4%	26.2%	(7.6)%	(33.4)%

The effective income tax rates for the three months ended September 30, 2013 and September 30, 2012 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan) and a tax-efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
Our effective income tax rate for the nine months ended September 30, 2013 was negatively impacted by special charges related to the divestiture of the Advanced Materials business. There were no tax benefits on the losses on the divestitures of the Advanced Materials and UPC businesses due to the Company's legal entity and tax structure.
Our effective income tax rate for the nine months ended September 30, 2012 was impacted by the charges related to the VAC inventory purchase accounting step-up and LCM charges.
As of September 30, 2013, we have provided a valuation allowance against certain jurisdictions’ deferred tax assets. Realization of such deferred tax assets is dependent on generating sufficient taxable income within the carryback or carryforward period under the relevant tax laws. It is considered reasonably possible that a portion of the valuation allowance against such deferred tax assets could be released in the near term if the estimated increase of future taxable income during the carry-forward period can more likely than not be realized.

Note 9 — Defined Benefit Plans

At September 30, 2013 and December 31, 2012, we had pension liabilities of $242.8 million and $242.5 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$296	$271	$887	$815
Interest cost	2,114	2,549	6,343	7,605
Amortization of unrecognized net loss	211	209	634	628
Settlement expense	—	2,469	—	2,469
Expected return on plan assets	(2,361)	(2,617)	(7,606)	(7,853)
Total expense	$260	$2,881	$258	$3,664

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$1,189	$917	$3,546	$2,816
Interest cost	1,482	1,811	4,420	5,561
Amortization of unrecognized net loss	267	—	795	—
Total expense	$2,938	$2,728	8,761	8,377

Note 10 — Share Repurchase Program

On January 21, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50 million of the Company's outstanding common shares through open market repurchases, negotiated block transactions or open market solicitation for shares. As of September 30, 2013, we had repurchased 0.6 million of our common shares for total consideration of $14.1 million. These shares are accounted for as treasury shares and the purchases were funded from our available cash balances.

Note 11 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Beginning Balance at January 1, 2013	$(21,299)	$(84)	$(66,622)	$(88,005)
Other comprehensive income (loss) before reclassifications	241	(216)	(1,429)	(1,404)
Amounts reclassified from accumulated other comprehensive (income) loss	13,513	128	1,818	15,459
Net current-period other comprehensive income (loss)	13,754	(88)	389	14,055
Ending balance at September 30, 2013	$(7,545)	$(172)	$(66,233)	$(73,950)

(b) Reclassifications out of Accumulated Other Comprehensive Income (loss)

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (loss)	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation	$(135)	Foreign exchange gain/(loss)
	(4,540)	Loss on divestiture of Advanced Materials business
	(8,838)	Loss from discontinued operations, net of tax
	$(13,513)	Total before tax
	—	Tax (expense) or benefit
	$(13,513)	Net of Tax

Unrealized gains and losses on cash flow hedging derivatives	(128)	Interest expense

Pension and Post-Retirement Obligation	(389)	Income (loss) from discontinued operations, net of tax
Pension and Post-Retirement Obligation	(1,429)	Selling, general and administrative expense
	(1,818)

Note 12 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended September 30		Nine Months Ended September 30
Amounts attributable to OM Group, Inc. common stockholders:	2013	2012	2013	2012
(in thousands, except per share amounts)
Income (loss) from continuing operations, net of tax	$12,432	$5,507	$(88,738)	$(5,179)

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.40	$0.17	$(2.81)	$(0.16)

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.39	$0.17	$(2.81)	$(0.16)

Weighted average shares outstanding — basic	31,442	31,889	31,592	31,882
Dilutive effect of stock options and restricted stock	222	115	—	—
Weighted average shares outstanding — assuming dilution	31,664	32,004	31,592	31,882

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended September 30		Nine Months Ended September 30
Amounts attributable to OM Group, Inc. common stockholders:	2013	2012	2013	2012
(in thousands, except per share amounts)

Net income (loss)	$12,176	$5,508	$(100,863)	$(4,882)

Earnings (loss) per common share - basic:
Net income (loss)	$0.39	$0.17	$(3.19)	$(0.15)

Earnings per common share - assuming dilution:
Net income (loss)	$0.38	$0.17	$(3.19)	$(0.15)

Weighted average shares outstanding — basic	31,442	31,889	31,592	31,882
Dilutive effect of stock options and restricted stock	222	115	—	—
Weighted average shares outstanding — assuming dilution	31,664	32,004	31,592	31,882

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

In the three months ended September 30, 2013 and 2012, stock options to purchase 0.1 million and 0.8 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’

exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 13 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Statements of Consolidated Income (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Stock options and restricted stock awards	$1,504	$1,198	$4,242	$4,756
Restricted stock unit awards	110	24	292	135
Share-based compensation expense - employees	$1,614	$1,222	$4,534	$4,891

Share-based compensation expense - non-employee directors	$113	$131	$350	$394

No tax benefit for share-based compensation was realized during 2013 or 2012 as a result of a valuation allowance against the deferred tax assets.

At September 30, 2013, there was $9.8 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $1.6 million in the last three months of 2013, $4.8 million in 2014, $3.2 million in 2015 and $0.2 million in 2016 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for the performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, the Company issued 3,660 shares and 14,709 shares in the three and nine months ended September 30, 2013 and 7,007 shares and 16,710 shares in the three and nine months ended September 30, 2012, respectively, to non-employee directors.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net Sales
Magnetic Technologies	$128,089	$144,411	$394,102	$502,925
Battery Technologies	33,926	39,157	115,165	111,394
Specialty Chemicals (d)	81,615	80,270	242,364	248,569
Advanced Materials	22,302	107,655	135,615	364,891
Intersegment items	—	(127)	(188)	(595)
	$265,932	$371,366	$887,058	$1,227,184
Operating profit
Magnetic Technologies (a) (b)	$10,034	$15,969	$17,545	$(274)
Battery Technologies (a)	2,850	5,927	19,323	17,644
Specialty Chemicals (a) (c) (d)	10,242	8,088	25,454	30,373
Advanced Materials	(498)	3,659	868	15,693
Corporate (a) (e)	(10,588)	(13,153)	(27,867)	(32,606)
	12,040	20,490	35,323	30,830

Interest expense	(1,732)	(12,571)	(11,195)	(35,303)
Foreign exchange gain (loss)	4,583	(2,661)	4,747	(1,763)
Loss on divestiture of Advanced Materials business	(61)	—	(112,122)	—
Other expense, net	(473)	1,641	(860)	1,783
	2,317	(13,591)	(119,430)	(35,283)
Income (loss) from continuing operations before income taxes	$14,357	$6,899	$(84,107)	$(4,453)

Expenditures for property, plant & equipment
Magnetic Technologies	$4,220	$5,617	$12,228	$15,612
Battery Technologies	1,313	1,040	3,214	3,262
Specialty Chemicals (d)	1,558	888	6,570	2,699
Advanced Materials	—	8,970	6,340	22,671
Corporate	83	—	83	—
	$7,174	$16,515	$28,435	$44,244
Depreciation and amortization
Magnetic Technologies	$11,106	$9,833	$32,575	$30,055
Battery Technologies	2,522	2,526	7,556	7,537
Specialty Chemicals (d)	3,681	3,947	11,097	11,799
Advanced Materials	—	4,229	3,871	12,723
Corporate	220	226	493	489
	$17,529	$20,761	$55,592	$62,603

(a)
The three and nine months ended September 30, 2013 include costs related to cost reduction initiatives of $0.7 million and $4.9 million in Magnetic Technologies, $0.1 million and $0.8 million in Battery Technologies, and $1.0 million and $1.0 million in Corporate, respectively. The nine months ended September 30, 2013 include costs related to cost reduction initiatives of $1.1 million in Specialty Chemicals.

(b)
The three and nine months ended September 30, 2012 includes inventory step-up and LCM charges of $0.2 million and $47.5 million, respectively, resulting from purchase accounting for the VAC acquisition.

(c)	The nine months ended September 30, 2012 includes a $2.9 million property sale gain.

(d)	All results related to the UPC business are excluded from the Special Chemicals segment for all periods presented.

(e)	The three and nine months ended September 30, 2012 include a $2.5 million charge associated with the lump-sum cash settlement to certain participants in one of our U.S. defined benefit pension plans.

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
On March 29, 2013, we completed the divestiture of our cobalt-based business. In connection with this transaction, we received net proceeds of $329 million. As required by the Company's Senior Secured Credit agreement in place at the time, the $302 million of net proceeds received at closing were used, together with cash on hand, to repay approximately $346 million of our Term B debt. A loss of $112 million was recorded on the divestiture. The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, we do not believe it is probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture.

On May 31, 2013, we completed the divestiture of our Ultra Pure Chemicals (UPC) business for cash proceeds of $63 million. The results of operations of the UPC business are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. A loss, net of tax, of $9.9 million was recorded on the divestiture, which included a $1.5 million gain on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1.1 million. We used the proceeds of the UPC divestiture, along with cash on hand, to repay our remaining indebtedness.

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

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we continue to serve as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements for a period of up to one year after the closing. During the third quarter 2013, the parties agreed to terminate the distribution agreement effective December 31, 2013. These agreements are expected to result in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Executive Overview - Third Quarter 2013

Net sales decreased in the third quarter of 2013 compared to the prior year period, due primarily to the divestiture of the Advanced Materials business ($85 million impact) and lower rare earth prices in 2013 ($26 million impact). Rare earth prices spiked abnormally in mid-2011 and have been in steady decline through the middle of 2013, impacting net sales in the Magnetic Technologies business in the year-over-year comparison, as our costs for those production impacts are generally passed through to customers in the Company's selling prices. Battery Technologies net sales declined 13.4% in the 2013 period compared to the prior year driven by lower sales volumes into defense end markets due to timing. In Specialty Chemicals, net sales were higher in the third quarter of 2013 compared to a year ago, due primarily to higher sales into consumer electronics end markets driven by increased customer demand. Excluding the Advanced Materials business and the rare earth pricing effects, net sales increased 2.4% in the third quarter of 2013 compared to 2012.

Operating profit was lower in the third quarter of 2013 compared to the prior year period, due primarily to rare earth pricing effects that were positive in 2012 and negative in 2013, which had a $16.4 million impact, and charges related to cost-reduction activities in 2013 of $1.8 million. In addition, 2012 operating profit included the operations of the now-divested Advanced Materials business ($4 million impact). Excluding these items, operating profit was higher in 2013 compared to a year ago, as profits from increased sales volumes in Magnetic Technologies and Specialty Chemicals and lower Corporate expenses more than offset the lower profitability in Battery Technologies from lower sales in that segment.

The 2013 charges related to our previously-announced, enterprise-wide cost-reduction initiatives include headcount reductions, minor facility consolidations, supply chain optimization, corporate cost reductions, and other structural changes to improve profitability. These actions had a benefit in the three months and nine months ended September 30, 2013 of $6.3 million and $11.3 million, respectively. In the three months and nine months ended September 30, 2013, the Company incurred charges of $1.8 million and $7.8 million, respectively, associated with these actions. Excluding these charges, as well as the results from the now-divested Advanced Materials and UPC businesses (UPC is included in discontinued operations), adjusted operating profit and adjusted EBITDA for the third quarter and nine months ended September 30, 2013 was $14.3 million and $31.8 million, and $42.3 million and $94.0 million, respectively. See tables below for reconciliations of these non-GAAP numbers.

Consolidated Operating Results

	Three months ended				Nine months ended
	September 30,				September 30,
(in thousands & percent of net sales)	2013		2012		2013		2012
Net sales	$265,932		$371,366		$887,058		$1,227,184
Cost of goods sold	200,064		290,197		683,167		1,010,121
Gross profit	65,868	24.8%	81,169	21.9%	203,891	23.0%	217,063	17.7%
Selling, general and administrative expenses	53,828	20.2%	60,679	16.3%	168,568	19.0%	186,233	15.2%
Operating profit	12,040	4.5%	20,490	5.5%	35,323	4.0%	30,830	2.5%
Loss on divestiture of Advanced Materials business	(61)		—		(112,122)		—
Other expense, net	(1,472)		(17,205)		(20,068)		(38,255)
Income tax expense	1,925		1,807		6,380		1,486
Income (loss) from continuing operations, net of tax	12,432		5,092		(90,487)		(5,939)
Income (loss) from discontinued operations, net of tax	(256)		1		(12,125)		297
Consolidated net income (loss)	12,176		5,093		(102,612)		(5,642)
Net (loss) attributable to noncontrolling interest	—		(415)		(1,749)		(760)
Net income (loss) attributable to OM Group, Inc. common stockholders	$12,176		$4,678		$(100,863)		$(4,882)

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$12,432		$5,507		$(88,738)		$(5,179)
Income (loss) from discontinued operations, net of tax	(256)		1		(12,125)		297
Net income (loss)	$12,176		$5,508		$(100,863)		$(4,882)

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.39		$0.17		$(2.81)		(0.16)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		—		(0.38)		0.01
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.38		$0.17		$(3.19)		(0.15)

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

	For the quarter ended
	September 30, 2013
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$10,034	$2,850	$10,242	$(498)	$(10,588)	$12,040
Charges related to cost-reduction initiatives	656	118	—	—	1,000	1,774
Adjusted operating profit	10,690	2,968	10,242	(498)	(9,588)	13,814
Depreciation and amortization	11,106	2,522	3,681	—	220	17,529
Adjusted EBITDA	$21,796	$5,490	$13,923	$(498)	$(9,368)	$31,343

	September 30, 2012
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$15,969	$5,927	$8,088	$3,659	$(13,153)	$20,490
Total VAC inventory purchase accounting step-up and LCM charges	224	—	—	—		224
Pension settlement expense	—	—	—	—	2,469	2,469
Adjusted operating profit	16,193	5,927	8,088	3,659	(10,684)	23,183
Depreciation and amortization	9,833	2,526	3,947	4,229	226	20,761
Adjusted EBITDA	$26,026	$8,453	$12,035	$7,888	$(10,458)	$43,944

	For the nine months ended
	September 30, 2013
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$17,545	$19,323	$25,454	$868	$(27,867)	$35,323
Charges related to cost-reduction initiatives	4,881	804	1,135	—	1,000	7,820
Adjusted operating profit	22,426	20,127	26,589	868	(26,867)	43,143
Depreciation and amortization	32,575	7,556	11,097	3,871	493	55,592
Adjusted EBITDA	$55,001	$27,683	$37,686	$4,739	$(26,374)	$98,735

	September 30, 2012
(in thousands)	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Advanced Materials	Corporate	Consolidated
Operating profit (loss) - as reported	$(274)	$17,644	$30,373	$15,693	$(32,606)	$30,830
Total VAC inventory purchase accounting step-up and LCM charges	47,497	—	—	—	—	47,497
Pension settlement expense	—	—	—	—	2,469	2,469
Gain on sale of property	—	—	(2,857)	—	—	(2,857)
Adjusted operating profit	47,223	17,644	27,516	15,693	(30,137)	77,939
Depreciation and amortization	30,055	7,537	11,799	12,723	489	62,603
Adjusted EBITDA	$77,278	$25,181	$39,315	$28,416	$(29,648)	$140,542

Charges for cost-reduction initiatives in the three and nine months ended September 30, 2013 are described above. VAC inventory purchase accounting step-up in the three and nine months ended September 30, 2012 represent charges resulting from purchase accounting for the VAC acquisition. The nine month LCM charge in 2012 resulted from the rare earth price decline from the abnormal spike in rare earth prices that occurred following the acquisition of VAC in 2011 and had no impact on our cash balances and did not impact our liquidity.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
(in thousands, except per share data)	$	Diluted EPS	$	Diluted EPS	$	Diluted EPS	$	Diluted EPS
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$12,432	$0.39	$5,507	$0.17	$(88,738)	$(2.79)	$(5,179)	$(0.16)
Add (Less):
Loss on divestiture of Advanced Materials business	61	—	—	—	112,122	3.53	—	—
Charges related to cost-reduction initiatives	1,774	0.06	—	—	7,820	0.25	—	—
VAC inventory purchase accounting step-up and LCM charges	—	—	224	—	—	—	47,497	1.47
Gain on sale of property	—	—	—	—	—	—	(2,857)	(0.09)
Pension settlement expense	—	—	2,469	0.08	—	—	2,469	0.08
Acceleration of deferred financing fees	512	0.02	1,249	0.04	974	0.03	1,249	0.04
Tax effect of special items	(324)	(0.01)	(1,706)	(0.05)	(1,259)	(0.05)	(12,976)	(0.40)
Adjusted income from continuing operations attributable to OM Group, Inc.	$14,455	$0.46	$7,743	$0.24	$30,919	$0.97	$30,203	$0.94
Weighted average shares outstanding - diluted (a)		31,664		32,004		31,761		32,012
(a) For the nine months ended September 30, 2013 and 2012, because the reported loss from continuing operations is income on an adjusted basis, we used diluted shares to calculate EPS.
Third Quarter of 2013 Compared with Third Quarter of 2012
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended September 30, 2013, compared with the three months ended September 30, 2012:

(in thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2012	$371,366	$20,490	$23,183
Change in 2013 from:
Magnetic Technologies	(16,322)	(5,935)	(5,503)
Battery Technologies	(5,231)	(3,077)	(2,959)
Specialty Chemicals	1,345	2,154	2,154
Advanced Materials	(85,353)	(4,157)	(4,157)
Corporate	—	2,565	1,096
Intersegment items	127	—	—
2013	$265,932	$12,040	$13,814
Net sales decreased $105.4 million, or 28.4%, primarily due to the divestiture of Advanced Materials, lower sales in Magnetic Technologies driven by lower rare earth prices and lower sales volumes in Battery Technologies due to timing of sales into defense end markets. These items were partially offset by by a favorable foreign currency impact in Magnetic Technologies due to the stronger Euro, and higher sales volumes in Magnetic Technologies and Specialty Chemicals.
Gross profit decreased to $65.9 million in the three months ended September 30, 2013, compared with $81.2 million in the three months ended September 30, 2012, primarily due to the divestiture of Advanced Materials and the rare earth pricing effects that were positive in 2012 and negative in 2013. As a percent of sales, gross margin increased to 24.8% in the third quarter of 2013 compared to 21.9% a year ago, driven by the divestiture of Advanced Materials, which had a gross margin in 2012 of approximately 10%.
Selling, general and administrative expenses (“SG&A”) decreased to $53.8 million in the three months ended September 30, 2013 from $60.7 million in the three months ended September 30, 2012, due primarily to the divestiture of Advanced Materials. SG&A as a percentage of net sales was 20.2% in the third quarter of 2013 compared with 16.3% in the third quarter of 2012; the higher percentage in 2013 is due to the divestiture of Advanced Materials, which had a low SG&A percentage, as well as lower rare-earth pricing effects in 2013, which had a minimal impact on SG&A.
The following table summarizes the components of Other expense, net for the three months ended September 30:

(in thousands)	2013	2012	Change
Interest expense	$(1,732)	$(12,571)	$10,839
Foreign exchange gain	4,583	(2,661)	7,244
Loss on divestiture of Advanced Materials business	(61)	—	(61)
Other expense, net	(473)	1,641	(2,114)
	$2,317	$(13,591)	$15,908

The decrease in interest expense is due to lower debt outstanding in 2013 compared to 2012. The foreign exchange gain in the three months ended September 30, 2013 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. The loss in 2012 was due to the foreign exchange impact of Euro-denominated debt balances.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on divestiture of Advanced Materials business.

Income tax expense was $1.9 million on pre-tax income of $14.4 million for the three months ended September 30, 2013, resulting in an effective income tax rate of 13.4%. For the three months ended September 30, 2012, income tax expense was $1.8 million on pre-tax income of $6.9 million, resulting in an effective income tax rate of 26.2%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
The following table identifies, by segment, the components of change in net sales and operating profit for the nine months ended September 30, 2013, compared with the nine months ended September 30, 2012:

(in thousands)	Net sales	Operating profit - as reported	Adjusted operating profit
2012	$1,227,184	$30,830	$77,939
Change in 2013 from:
Magnetic Technologies	(108,823)	17,819	(24,797)
Battery Technologies	3,771	1,679	2,483
Specialty Chemicals	(6,205)	(4,919)	(927)
Advanced Materials	(229,276)	(14,825)	(14,825)
Corporate	—	4,739	3,270
Intersegment items	407	—	—
2013	$887,058	$35,323	$43,143
Net sales decreased $340.1 million, or 27.7%, primarily due to the divestiture of Advanced Materials, lower sales in Magnetic Technologies driven by lower rare earth prices, and lower sales volumes in both Magnetic Technologies and Specialty Chemicals. The lower sales volumes in Magnetic Technologies were due primarily to lower customer demand as a result of weakness in the European economy; the lower sales volumes in Specialty Chemicals were driven by reduced customer demand in consumer electronics, as well as by weakness in the European economy. These items were partially offset by higher sales in Battery Technologies, driven by higher demand in defense and medical end markets, and a favorable foreign currency impact in Magnetic Technologies due to the stronger Euro.
Gross profit in 2013 was $203.9 million, or 23.0% of sales, in the nine months ended September 30, 2013, compared with $217.1 million, or 17.7% of sales, in the nine months ended September 30, 2012. The decrease in gross profit was primarily due to the divestiture of Advanced Materials and the rare earth pricing effects that were positive in 2012 and negative in 2013. As a percent of sales, gross margin increased in the third quarter of 2013 compared to a year ago, driven by the divestiture of Advanced Materials, which had a gross margin in 2012 of approximately 10%.
Selling, general and administrative expenses (“SG&A”) decreased to $168.6 million in the nine months ended September 30, 2013 from $186.2 million in the nine months ended September 30, 2012, due primarily to the Advanced

Materials divestiture. SG&A as a percentage of net sales was 19.0% in the 2013 period compared with 15.2% a year ago. The higher percentage in 2013 is due to the divestiture of Advanced Materials, which had a low SG&A percentage, as well as the higher sales in 2013 from the rare-earth pricing effect, which had minimal impact on SG&A.
The following table summarizes the components of Other expense, net for the nine months ended September 30:

(in thousands)	2013	2012	Change
Interest expense	$(11,195)	$(35,303)	$24,108
Foreign exchange gain	4,747	(1,763)	6,510
Loss on divestiture of Advanced Materials business	(112,122)	—	(112,122)
Other expense, net	(860)	1,783	(2,643)
	$(119,430)	$(35,283)	$(84,147)

The decrease in interest expense is due to lower debt outstanding in 2013 compared to 2012.

See Note 4(b) in the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on the divestiture of the Advanced Materials business.

Income tax expense was $6.4 million on pre-tax loss of $84.1 million for the nine months ended September 30, 2013, resulting in an effective income tax rate of negative 7.6%. For the nine months ended September 30, 2012, income tax expense was $1.5 million on pre-tax loss of $4.5 million, resulting in an effective income tax rate of negative 33.4%. The rates in both nine-month periods were impacted by special items: in 2013 by the loss on divestiture of Advanced Materials and the charges related to cost reduction actions, and in 2012 by the inventory charges in Magnetic Technologies related to purchase accounting. Excluding these special items, our effective income tax rates for the nine months ended September 30, 2013 and September 30, 2012 were 20.8% and 32.1%, respectively. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and a tax efficient financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
Segment Results and Corporate Expenses
Magnetic Technologies

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share and on reducing its cost structure.

The primary raw materials used by Magnetic Technologies include the rare earth materials dysprosium and neodymium. During 2011, rare earth material prices spiked abnormally and declined steadily throughout 2012. Rare earth materials are currently available from a limited number of suppliers, primarily in China. Supply of rare earth materials is expected to increase as additional sources outside of China become available. The Company generally passes through rare earth prices to its customers in its selling prices.

The following table identifies the components of change in net sales and operating profit (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2012	$144.4	$16.0	$16.2	$502.9	$(0.3)	$47.2
Increase (decrease) in 2013 from:
Purchase accounting charges in 2012	—	0.2	—	—	47.4	—
LCM charges in 2012 (non-purchase accounting)	—	—	—	—	22.4	22.4
Volume/mix	3.7	2.7	2.7	(14.0)	(4.2)	(4.2)
Selling price	(1.3)	(1.3)	(1.3)	(2.9)	(2.9)	(2.9)
Rare earth pricing effects	(25.9)	(16.4)	(16.4)	(101.9)	(57.7)	(57.7)
Operating expenses, including savings from cost-reduction initiatives	—	5.3	5.3	—	10.4	10.4
Charges related to cost-reduction initiatives	—	(0.7)	—	—	(4.9)	—
Foreign currency	7.2	0.5	0.5	10.0	—	—
Other	—	3.7	3.7	—	7.3	7.3
2013	$128.1	$10.0	$10.7	$394.1	$17.5	$22.4

Charges related to cost-reduction initiatives in the third quarter and nine months ended September 30, 2013 relate to the cost reduction actions previously described. Acquisition-related charges in the prior year periods represent inventory step-up charges resulting from purchase accounting for the VAC acquisition.

Net sales declined in the 2013 periods compared to the prior year periods due primarily to benefits in 2012 from rare earth prices. Net sales in the 2013 third quarter were positively impacted by the stronger Euro in the current year period, as well as by increased volumes. Net sales in the year-to-date period were positively impacted by the stronger Euro but negatively impacted by lower sales volumes due primarily to economic weakness in European markets.
Operating profit was lower in the third quarter of 2013 compared to 2012 due primarily to the impact of rare earth prices. In 2013, declining prices reduced gross margins due to a normal time lag between inventory purchases and pass-through of pricing changes to customers, whereas in the third quarter of 2012 the business realized the benefits from the 2011 rare earth price spike. The third quarter rare earth pricing effect was partially offset by the benefits in 2013 of higher sales volumes and benefits from cost-reduction actions. For the nine months ended September 30, 2013 compared to 2012, operating profit was lower due to the rare earth pricing effects, and lower demand in the year-to-date period caused primarily by economic weakness in Europe.

Battery Technologies

The segment is focused on developing new battery chemistries and products, expanding its served markets and reducing its cost structure in response to the uncertainty of U.S. government spending.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2012	$39.2	$5.9	$5.9	$111.4	$17.6	$17.6
Increase (decrease) in 2013 from:
Volume	(4.0)	(1.5)	(1.5)	4.1	0.9	0.9
Selling price/mix	(1.3)	0.2	0.2	(0.4)	1.5	1.5
Charges related to cost-reduction initiatives	—	(0.1)	—	—	(0.8)	—
Other	—	(1.6)	(1.6)	0.1	0.1	0.1
2013	$33.9	$2.9	$3.0	$115.2	$19.3	$20.1

Charges related to cost-reduction initiatives in the three and nine months ended September 30, 2013 relate to the cost reduction actions previously described.

Net sales and operating profit in the third quarter of 2013 compared to the third quarter of 2012 were lower due primarily to lower sales into defense markets, caused by timing. For the nine months ended September 30, 2013 compared to the corresponding period in 2012, net sales and operating profit were higher in 2013 due primarily to higher sales volumes into defense markets and sales mix favorably impacting profitability in the first half of 2013 compared to 2012.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At September 30, 2013, backlog was $120.0 million, compared to $128.0 million at December 31, 2012. Of this amount, $31.5 million is expected to be converted to sales by December 31, 2013, with the remainder in future periods.

Specialty Chemicals

This segment is focused on organic growth through broadened product offerings, leveraging its formulations and technical application expertise, as well as through geographic expansion and market penetration.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2012	$80.3	$8.1	$8.1	$248.6	$30.4	$27.5
Increase (decrease) in 2013 from:
Volume	2.3	1.0	1.0	(4.2)	(2.9)	(2.9)
Selling price/mix	(1.5)	0.5	0.5	(4.0)	2.2	2.2
Foreign currency	0.8	0.1	0.1	1.2	0.2	0.2
Charges related to cost-reduction initiatives	—	—	—	—	(1.1)	—
2012 gain on sale of land	—	—	—	—	(2.9)
Other	(0.3)	0.5	0.5	0.8	(0.4)	(0.4)
2013	$81.6	$10.2	$10.2	$242.4	$25.5	$26.6
Charges for cost-reduction initiatives in the three and nine months ended September 30, 2013 relate to the cost reduction actions previously described. In the nine months ended September 30, 2012, the Company sold land in China for a gain of $2.9 million.

Sales were higher in the third quarter of 2013 compared to 2012 due primarily to higher sales volumes in electronic chemicals, driven by higher demand for consumer electronics. Operating profit was up $2.1 million due primarily to higher sales volumes and favorable mix.
The decrease in net sales in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was primarily due to lower sales volumes in the period, driven by weakness in the consumer electronics markets and weak macroeconomic conditions impacting the coatings and additives markets, as well as unfavorable sales mix. Operating profit was lower in the 2013 year-to-date period compared to 2012, due primarily to a land sale gain in 2012 and charges in 2013 related to cost-reduction activities. Excluding the land sale gain and cost-reduction charges, profitability as a percent of net sales was flat compared to a year ago, as favorable sales mix offset lower sales volumes.

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

For the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net sales	$22.3	$107.7	$135.6	$364.9

Operating profit	$(0.5)	$3.7	$0.9	$15.7

Corporate Expenses

Corporate expenses are those expenses that support the operating segments but are not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as share-based compensation for the entire Company.

Corporate expenses were $10.6 million in the third quarter of 2013 as compared with $13.2 million in the third quarter of 2012. The third quarter of 2013 includes charges related to cost-reduction actions of $1.0 million. The third quarter of 2012 includes a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. Corporate expenses were $27.9 million in the nine months ended September 30, 2013 as compared with $32.6 million in the nine months ended September 30, 2012. Corporate expenses were lower in the 2013 periods due to the pension settlement expense in 2012, lower incentive compensation expense and the benefit of Corporate cost reduction actions.
Liquidity and Capital Resources
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are presented in the following table and discussed in the related narrative:

	Nine months ended
	September 30,
(in millions)	2013	2012
Net cash provided by (used for):
Operating activities	$29.7	$161.7
Investing activities	340.5	(39.1)
Financing activities	(480.9)	(82.9)
Effect of exchange rate changes on cash	2.3	0.4
Cash used by discontinued operations	(2.7)	(6.9)
Net change in cash and cash equivalents	$(111.2)	$33.2

Operating Activities
In the first nine months of 2013, cash inflow from operating activities was $29.7 million compared with a cash inflow of $161.7 million in the same period of the prior year. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows. The amount in 2012 benefited from declining commodity prices in the Advanced Materials business.

Investing Activities
Net cash provided by investing activities in the first nine months of 2013 included net proceeds of $392.0 million from the divestitures of the Advanced Materials and UPC businesses, less capital expenditures of $28.4 million primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. We expect to fund 2013 capital expenditures through cash generated from operations and cash on hand at September 30, 2013.

Financing Activities
The increase in cash used in financing activities as of September 30, 2013 compared to September 30, 2012 was primarily due to pre-payment of long-term debt from funds received when we divested our Advanced Materials and UPC businesses, additional pre-payment of long-term debt utilizing cash on hand and repurchases of common stock.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of September 30, 2013, most of our cash and cash equivalents were held outside the United States, primarily in Germany and Taiwan, and most of our cash and cash equivalents were denominated in U.S. dollars or Euros. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. We intend to retain the majority of our cash balances outside of the U.S.
Debt and Other Financing Activities
Our obligations under the Senior Secured Credit Facility were repaid in the first six months of 2013. The Term A and Term B loans were repaid with the proceeds from the divestiture of the Advanced Material and UPC businesses as required and cash on hand. On September 4, 2013, we entered into a new five-year Senior Secured Revolving Credit Facility ("New Facility") and terminated our previous credit facility. The New Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. See Note 5 in the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for a more complete discussion of the New Facility.
Contractual Obligations
Since December 31, 2012, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Form 10-K for the year ended December 31, 2012, other than the repayment and subsequent termination of the previous credit facility balance and the signing of the New Facility, discussed previously.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended September 30, 2013 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 6.  Exhibits and Financial Statement Schedules
Exhibits are as follows:

10.1
Credit Agreement, dated as of September 4, 2013 among OM Group, Inc., Harko C.V., and VAC Germany GmbH, as borrowers, PNC Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 6, 2013).

10.2
Amendment No.2 and Waiver to Credit Agreement dated as of July 1, 2013 to the Credit Agreement dated as of August 2, 2011, among OM Group, Inc., Harko C.V., and Bank of America, as administrative agent, swing line lender, and l/c issuer, and other lenders party thereto.

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
OM GROUP, INC.

Date: November 1, 2013	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)