Form 10-K
period 2013-12-31
OM GROUP INC
filed 2014-02-26
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission file number 001-12515
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

950 Main Avenue, Suite 1300, Cleveland, Ohio (Address of principal executive offices)	44113-7210 (Zip Code)
216-781-0083
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 28, 2013 was approximately $969.8 million.
As of January 31, 2014 there were 31,993,821 shares of Common Stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 13, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OM Group, Inc.

PART I

Item 1.  Business

Overview
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically primarily through synergistic acquisitions, and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value. The Company is a Delaware Corporation and was formed in 1991.

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

On March 29, 2013, we completed the divestiture of our cobalt-based Advanced Materials business and the transfer of our 55% equity interests in the Democratic Republic of Congo-based joint venture known as GTL to the joint venture partners. In connection with this transaction, we received net proceeds of $329 million, $302 million of which was used, together with cash on hand, to repay approximately $346 million of our Term B debt. A loss of $112 million was recorded on the divestiture. The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss at the time of the divestiture or at December 31, 2013.

On May 31, 2013, we completed the divestiture of our Ultra Pure Chemicals (UPC) business for cash proceeds of $63 million. The results of operations of the UPC business are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. A loss, net of tax, of $9.8 million was recorded on the divestiture. We used the proceeds of the UPC divestiture, along with cash on hand, to repay our remaining indebtedness.

The Company consists of the following segments:

Magnetic Technologies segment
The Magnetic Technologies segment develops, manufactures and distributes high-performance, industrial-use magnetic materials and related products with differentiated magnetic and/or other performance properties. A large majority of our products are specially designed and manufactured for specific customers. We offer a wide range of magnetic technology products, from magnetically soft products to some of the most powerful permanent magnets in the world. Our products are sold into a wide array of end markets, including automotive systems, electrical installation technology, industrial, retail and renewable energy. We sell the majority of our products directly to original equipment manufacturers who incorporate them into their sub-assemblies and final assemblies.

At December 31, 2013 and 2012, backlog was $97.9 million and $101.3 million, respectively. The entire December 2013 backlog is expected to be converted into sales during the next twelve months.

We believe we are a market leader for many of our applications within our primary geographic markets; however, the competitive landscape remains fragmented with many competitors, and no single competitor has significant market share and geographic coverage.

Magnetic Technologies uses a variety of material inputs, including dysprosium and neodymium, to produce its products. The supply of these rare earths is currently concentrated in China and was constrained in 2011, resulting in significant price increases during 2011. These prices declined significantly throughout 2012 before moderating in the second half of 2013. Please see Risk Factors for important information regarding rare earth raw materials.

The segment is focused on developing and leveraging its substantial patent portfolio and applications expertise to develop new products, enter new markets and generally increase market share.

Battery Technologies segment
The Battery Technologies segment provides advanced batteries, battery management systems, and energetic devices for defense, space and medical markets. We sell these products directly to customers who incorporate them into sub-assemblies. The business is also developing and commercializing products, technologies and applications for emerging markets, including commercial aerospace, alternative energy storage and oil & gas.

At December 31, 2013, backlog was $135.2 million as compared to $128.0 million at December 31, 2012. At December 31, 2013, $15.1 million of the backlog is not expected to be converted into sales during the next twelve months.

We believe we are a market leader for defense and space applications in the U.S. due to our innovation, reliability, broad applications expertise and chemistries and long-standing relationships with key customers. There are few competitors qualified to supply into our principal markets. The segment is a prime contractor or subcontractor for numerous U.S. Government programs, including U.S. Government customers, and its top three customers account for approximately half of its sales. Please see "Risk Factors" for important information regarding U.S. government contracts and programs.

The segment is focused on developing new battery chemistries, expanding the markets it serves and developing products and technologies for emerging applications.

Specialty Chemicals segment
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic applications, industrial applications including coatings, composites and tire, and photomasks used by customers to produce semiconductors and related products. The majority of our sales are directly to customers. Orders are quickly filled, and backlog is not material in this segment.

We participate in fragmented markets and believe we are a market leader for certain of our products for electronic device and coating applications. Our customer base in this segment requires significant technical support and high-quality formulations and products that meet stringent requirements and quality specifications. New products and customers often require a long qualification process.

We are focused on providing innovative products that meet specific customer requirements and expanding our geographical reach.

Advanced Materials segment
As discussed above, we completed the divestiture of this business in March 2013. Through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements result in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Raw Materials
We use a variety of raw materials purchased from a broad supplier base. The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily alloys containing dysprosium and neodymium.  Multiple suppliers are generally available for each of these materials; however, some raw materials are sourced from a single supplier. Rare earth materials, principally neodymium and dysprosium, are critical to the production of certain Magnetic Technologies products and currently are available from a limited number of suppliers, primarily in China. Temporary shortages of raw materials may occasionally occur and cause short-term price increases. Historically, these shortages have not resulted in lack of availability of raw materials. We also use certain raw materials that must be qualified prior to being used in production. For these raw materials, changes in suppliers may result in disruption of production, forward purchasing of contract requirements or re-qualification expenses.

We generally pass through rare earth and certain other raw material prices to our customers in our selling prices. During periods of rapidly changing prices of key raw materials, there may be price lags that can positively or negatively impact our short-term profitability and cash flow from operations. Declines in the selling prices of our finished goods, which can result from decreases in the market price of raw materials and the timing of our pass-through of certain raw materials costs in our selling prices, can result in our inventory carrying value being written down to a lower market value.

Foreign Operations
We have operations in North America, Europe and Asia, with the majority of our operations located outside of the United States. We market our products worldwide and purchase important raw materials from suppliers located outside of the United States. Some of our sales, raw material prices, operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices affect our operating results. The primary currencies for which we have foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Chinese Renminbi and the Canadian Dollar. Please see "Risk Factors" for additional information regarding our foreign operations and Note 17 to the accompanying consolidated financial statements to this Annual Report on Form 10-K for financial information about geographic areas.

Research and Development
Our research and development programs are part of our strategy to grow the business through new products, applications and markets.  Research and development expenses were approximately $26.3 million in 2013, $32.2 million in 2012 and $24.4 million in 2011.  The decrease from 2012 to 2013 is primarily due to the sale of the cobalt business in 2013. The increase from 2011 to 2012 is primarily due to the acquisition of VAC in August 2011. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

Patents and Other Intellectual Property
We hold patents, registered primarily in Europe and the United States, relating to the formulation, content, manufacturing, processing and use of certain products, materials and chemistries. We also possess other intellectual property, including trademarks, tradenames, know-how, developed technology and trade secrets. Although we believe these intellectual property rights are important in the operations of our specific businesses, we do not consider any single patent, trademark, tradename, know-how, developed technology or trade secret to be material to our business as a whole.

Environmental Matters
The Company is subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which it operates. As is the case with other companies in similar industries, we face exposure from actual and potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations and the continuing improvements in remediation techniques. Taking these factors into consideration, we estimate the undiscounted costs of remediation, which will be incurred over several years, and accrue an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. We continually evaluate the adequacy of our reserves and adjust the reserves when determined to be appropriate. Ongoing environmental compliance costs, which are expensed as incurred, were approximately $8.0 million in 2013 and $15.3 million in 2012. We anticipate that we will continue to incur compliance costs for the foreseeable future; however, the amount and timing of future environmental expenditures could vary significantly. We believe that our ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not materially adversely affect our financial condition or results of operations.

Employees
At December 31, 2013, we had 5,900 full-time employees.

SEC Reports
We make available, free of charge, through our website, (www.omgi.com) our reports on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission. A copy of any of these documents is available in print, free of charge, to any stockholder who requests a copy, by writing to OM Group, Inc., 950 Main Avenue, Suite 1300, Cleveland, Ohio 44113-7210, USA, Attention:

Investor Relations. The SEC maintains an Internet website at http://www.SEC.gov that contains the Company's annual report and proxy statements and other information. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
Our future business success will depend in part upon our ability to continue to enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Moreover, technological and other changes in our customers' products or processes may render some of our products obsolete, which would reduce the demand for those products. In addition, technical advances by competitors may lead to production of less expensive or more effective products which could reduce our future sales.

Our Battery Technologies segment maintains contracts with the United States Government and is subject to government regulations, uncertain levels of funding, modifications due to changes in customer priorities and potential termination.
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

The funding of U.S. Government programs is subject to congressional budget authorization and appropriation processes. We cannot predict the extent to which funding will be provided as part of the budget ultimately approved by Congress. In the event that appropriations for any of our or our customers' programs are impacted, our contract or subcontract under such program may be terminated or adjusted by the U.S. Government. We also cannot predict the impact of potential changes in priorities due to sequestration, military transformation and planning and/or the nature of war-related activity on related programs.

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
Conducting business outside the U.S subjects us to risks related to the differing legal and regulatory requirements and the social, political and economic conditions of many jurisdictions. These risks include currency rate fluctuations; labor difficulties; difficulty collecting receivables and longer customer payment cycles; unexpected additional taxes, tariffs, restrictions on capital flows, restrictions on trade; and changes in foreign laws or regulatory requirements. Furthermore, unexpected devaluations of currencies in developing or emerging markets could negatively affect the value of our earnings from, and of the assets located in, those markets.

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

We are at risk from fluctuations in the price and uncertainties in the supply of certain raw materials.
Nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium, are the primary raw materials used by Magnetic Technologies. Fluctuations in the price of rare earth materials and other raw materials have been significant in the past and we believe price fluctuations are possible in the future. Our ability to pass increases in raw material costs through to our customers by increasing the selling prices of our products is an important factor in our business. We cannot guarantee that we will be able to maintain an appropriate differential between customer prices and our costs at all times, which could lead to reduced profitability. In addition, we may be required under US generally accepted accounting policies ("US GAAP") accounting rules to write down the carrying value of our inventory when rare earth and other raw material prices decrease, which could reduce our profit margins.

Rare earth materials are available from a limited number of suppliers, primarily in China. Political instability and unexpected adverse changes in laws or regulatory requirements, including with respect to export duties, quotas or embargoes, may affect the market price and availability of raw materials, including rare earth materials, particularly from China. If a substantial interruption should occur in the supply of rare earth materials, we may not be able to obtain other sources of supply in a timely fashion or at a reasonable price. A substantial increase in the price or an interruption in supply of rare earth materials may cause our customers to look for substitute materials or processes which could lead to reduced demand for our products.

The level of returns on pension plan assets and changes in the actuarial assumptions used could adversely affect us.
Our operating results may be positively or negatively impacted by the amount of expense we record for our defined benefit pension plans. US GAAP requires that we calculate pension expense using actuarial valuations, which are dependent upon our various assumptions including estimates of expected long-term rate of return on plan assets, discount rates for future payment obligations, and the expected rate of increase in future compensation levels. Our pension expense and funding requirements may also be affected by our actual return on plan assets, and by legislation and other government regulatory actions. Changes in assumptions, laws or regulations could lead to variability in operating results and could have a material adverse impact on liquidity.

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

In addition, new or revised governmental regulations relating to health, safety and the environment may affect demand for our products. Such new or revised regulations may result in heightened concerns about the materials involved and in additional requirements being placed on the production, handling, or labeling of these materials and may increase the cost of producing them, transporting them and/or limit the use of such materials or products containing such materials, which could lead to a decrease in demand. As a result of these regulations, customers may avoid purchasing some products in favor of perceived environmentally sensitive, less hazardous or less costly alternatives.

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
We depend on several large customers for a significant portion of our business. For example, sales to the top three customers in the Battery Technologies segment represented approximately half of Battery Technologies' net sales in 2013. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or their unwillingness or inability to perform their obligations under the agreements, could adversely affect us. In addition, any material adverse change in the financial condition of any of our major customers could have similar adverse effects on us.

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

Future indebtedness may impair our ability to operate our business successfully.
The terms of our Senior Secured Revolving Credit Facility (the Facility) could adversely affect our ability to finance future operations or capital needs and pursue available business opportunities. This Facility contains various provisions that limit our ability to, among other things, incur additional indebtedness, make investments, or sell assets. These restrictions could place us at a competitive disadvantage against competitors. In addition future borrowings could expose us to material increases in interest expense since future borrowings will have variable interest rate provisions.

In addition, our Facility requires us to maintain specified financial ratios, satisfy certain financial condition tests, and repay our indebtedness when it becomes due. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these requirements. We cannot assure that we will meet those requirements or that the lenders will waive any failure to meet those requirements. A breach of any of these covenants or any other restrictive covenants contained in our Senior Secured Credit Facility would result in an event of default. An event of default could result in the holders of the affected indebtedness declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts or secure new financing, Senior Secured Credit Facility lenders could proceed against the collateral pledged to them, which is a substantial portion of our assets.

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
Our results of operations are dependent in large part upon our ability to produce and deliver products promptly upon receipt of orders. Our facilities in Germany, the United States, and Taiwan are critical to our business, and any damage to or other conditions significantly interfering with the operation of our facilities, such as an interruption of our supply lines or work stoppages, could have a material adverse effect on our business, financial condition and results of operations.

Failure of GTL to fully perform under the two-year cobalt supply agreement could have an adverse impact on us.
We transferred our 55% equity interest in GTL to our joint venture partners as a part of the divestiture of the cobalt-based Advanced Materials business.  Following the sale, to assist the buyer of the downstream business with the ownership transition, we act as an intermediary of cobalt supply between GTL and the Freeport joint venture under a two-year agreement subject to delivery of 7,000 MT of cobalt feed. If GTL fails to fully perform its obligations under that supply agreement we could be obligated to meet the supply requirements which would require us to incur additional costs and could have an adverse impact on our financial results.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
We believe that our plants and facilities, which are of varying ages and of different construction types, have been satisfactorily maintained, are suitable for our operations and generally provide sufficient capacity to meet the Company’s production requirements.
The number, type, location and size of our properties as of December 31, 2013, by segment, are set forth below:

	Number and Nature of Facilities			Square Footage (in thousands)
Segment	Manufacturing	Warehouse	Sales/Service	Owned	Leased
Magnetic Technologies	6	6	15	1,966	332
Specialty Chemicals	12	11	13	606	350
Battery Technologies	7	8	9	408	126

	Locations				Leased Facilities Expiration Dates (years)
Segment	North America	Europe	Asia	Other	Minimum	Maximum
Magnetic Technologies	1	4	10	—	1	9
Specialty Chemicals	9	5	5	—	1	28
Battery Technologies	5	—	—	—	2	8

Item 3.  Legal Proceedings
We are a party to various legal and administrative proceedings incidental to our business. We believe that disposition of all suits and claims related to our ordinary course of business should not in the aggregate have a material adverse effect on our financial position or results of operations.

Item 4.  Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The information under this item is being furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G of Form 10-K. Set forth below is the name, age, positions and offices held by each of our executive officers, as well as their business experience during the past five years. Dates indicate when the individual was named to or held the indicated position.

Joseph Scaminace - 60
Chairman and Chief Executive Officer (August 2005)

David B. Knowles - 53
President and Chief Operating Officer (April 2013)
Executive Vice President and Chief Operating Officer, Myers Industries, Inc. (June 2009 - March 2013)

Christopher M. Hix - 51
Vice President and Chief Financial Officer (January 2012)
Vice President and Chief Financial Officer, Robbins & Myers, Inc. (August 2006 - December 2011)

Valerie Gentile Sachs - 58
Vice President, General Counsel and Secretary (September 2005)

Gregory J. Griffith - 58
Vice President, Strategic Planning and Development (May 2012)
Vice President, Strategic Planning, Development and Investor Relations (February 2007)

Michael V. Johnson - 62
Vice President, Human Resources (November 2010)
Senior Vice President, Human Resources, FXI Foamex Innovations (January 2008 - October 2010)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2013, there were 922 record holders of our common stock. Please see Item 12 in this Form 10-K for information regarding our equity compensation plans.
The high and low market prices of our common stock for each quarter during the past two years are presented in the table below:

	2013			2012
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend
First quarter	$29.00	$22.28	$—	$31.26	$22.76	$—
Second quarter	$32.13	$22.22	$—	$28.09	$16.72	$—
Third quarter	$33.83	$28.36	$—	$21.86	$15.12	$—
Fourth quarter	$36.49	$31.26	$—	$22.30	$17.40	$—

On February 11, 2014, our Board of Directors declared a dividend of $0.075 per share payable on March 7, 2014 to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on February 24, 2014. This is the first quarterly dividend declared since 2002. Future payments of dividends will be based on factors such as our earnings, financial condition, debt covenant restrictions, and other factors as deemed appropriate by the Board. Our credit agreement includes certain covenants which restrict our payment of dividends generally to $15,000,000 per year, so long as no potential default or event of default has occurred and is continuing at the time of declaration.

Comparison of Cumulative Total Shareholder Return(a)

(a) The chart above compares our cumulative total stockholder return to that of (1) the Standard & Poor's 500 index and (2) Russell 2000 index. In all cases, the information assumes $100 invested at December 31, 2008, and is presented on a dividends-reinvested basis. The table does not forecast performance of our common stock.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
(In millions, except per share data)
Income Statement Data:
Net sales	$1,157.5	$1,544.4	$1,419.6	$1,110.8	$799.1
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(71.7)	$(38.3)	$39.8	$79.7	$(3.0)
Income (loss) from discontinued operations, net of tax	(12.3)	(0.4)	2.2	3.6	(14.9)
Net income (loss)	$(84.0)	$(38.7)	$42.0	$83.3	$(17.9)
Net income (loss) per common share attributable to OM Group, Inc. common stockholders — diluted:
Continuing operations	$(2.27)	$(1.21)	$1.28	$2.61	$(0.10)
Discontinued operations	(0.39)	(0.01)	0.07	0.12	(0.49)
Net income (loss)	$(2.66)	$(1.22)	$1.35	$2.73	$(0.59)
Balance Sheet Data:
Cash and cash equivalents	$118.4	$227.6	$292.1	$400.6	$355.4
Total assets	$1,783.1	$2,499.4	$2,873.8	$1,772.7	$1,441.1
Long-term debt, excluding current portion	—	454.1	$663.2	$90.0	$—

Certain financial data may have been rounded. As a result of such rounding, the totals of data presented in this document may vary slightly from the actual arithmetical totals of such data. The results of our Ultra Pure Chemicals business are reported as discontinued operations in the table above.
Results for 2013 include a $111.6 million loss on the divestiture of the Advanced Materials business within continuing operations and a $9.8 million loss on the divestiture of the UPC business within discontinued operations.
Results for 2012 include $55.9 million of charges related to VAC inventory purchase accounting step-up, $2.5 million pre-tax pension settlement expense, $2.9 million pre-tax gain recognized on the sale of property in China, $6.5 million acceleration of deferred financing fees due to debt repayment and $6.0 million pre-tax income from an acquisition escrow settlement. See note 3 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.
Results for 2011 include $111.2 million pre-tax of acquisition-related charges recorded in Magnetic Technologies, $15.4 million of Corporate acquisition-related fees and a $9.7 million pre-tax gain recognized from a property sale.
Results for 2010 include a $3.2 million pre-tax Battery Technology acquisition-related charge and $2.2 million of pre-tax Corporate acquisition-related fees.
Results for 2009 include a $37.5 million pre-tax goodwill impairment charge, a $12.7 million pre-tax restructuring charge and a $4.7 million pre-tax gain on termination of the retiree medical plan.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except as noted and share and per share amounts)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report.

Certain financial data may have been rounded. As a result of such rounding, the totals of data presented in this document may vary slightly from the actual arithmetical totals of such data.

General
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically through synergistic acquisitions, and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

On March 29, 2013, we completed the divestiture of our cobalt-based Advanced Materials business. In connection with this transaction, we received net proceeds of $329 million. As required by the Company's Senior Secured Credit agreement in place at the time, $302 million of net proceeds received at closing were used, together with cash on hand, to repay approximately $346 million of our Term B debt. A loss of $112 million was recorded on the divestiture. The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture or at December 31, 2013.

On May 31, 2013, we completed the divestiture of our Ultra Pure Chemicals (UPC) business for cash proceeds of $63 million. The results of operations of the UPC business are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. A loss, net of tax, of $9.8 million was recorded on the divestiture, which included a $1.5 million gain on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1.0 million. We used the proceeds of the UPC divestiture, along with cash on hand, to repay our remaining indebtedness.

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

Magnetic Technologies
The Magnetic Technologies segment develops, manufactures and distributes differentiated, high-performance industrial-use magnetic materials and related products and systems with exceptional magnetic and/or physical properties for a wide array of end markets, including automotive systems, electrical installation technology, industrial, retail and renewable energy.

Battery Technologies
The Battery Technologies segment develops, manufactures and distributes specialty batteries, battery management systems, battery-related research and energetic devices for the defense, space, medical, commercial and grid energy storage markets.

Specialty Chemicals
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic applications, industrial applications including coatings, composites and tire; and photomasks used by customers to produce semiconductors and related products.

Advanced Materials (divested)
As discussed above, on March 29, 2013, we exited this business. During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed, and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements result in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Executive Overview
During 2013, we divested our cobalt and UPC commodity businesses, achieved our cost reduction plan targets, repaid our outstanding indebtedness, and continued our initiatives to improve financial and operating performance, including developing and commercializing products to address new applications and markets. We also repurchased $14.1 million of our common shares.

Consolidated net sales decreased by $387.0 million in 2013 compared to a year ago, due primarily to the divestiture of the Advanced Materials business ($280.8 million impact) and lower rare earth prices ($113.3 million impact) in our Magnetic Technologies business, which are generally passed-through to customers in the business' selling prices. Excluding these two items, net sales increased 0.8% in 2013 compared to 2012, including $16.0 million of translation benefit from a stronger Euro. Battery Technologies grew sales 5.1% due to higher sales into both defense and medical markets. Excluding the rare earth price impact and the translation benefit, sales in Magnetic Technologies were slightly lower than a year ago, due to macroeconomic weakness in Europe. Specialty Chemicals sales were down 1.6%, as weaker conditions impacting our advanced organics and photomasks product lines more than offset higher demand for our memory disk product line.

Excluding the impact of special items and the results of Advanced Materials in both years, adjusted operating profit was $51.2 million in 2013 compared to $44.4 million in 2012. A reconciliation of US GAAP to adjusted numbers is contained on pages 14 and 15. The increase in adjusted operating profit in 2013 was driven by cost-reduction actions, higher sales volumes in Battery Technologies, improved mix in Specialty Chemicals, insurance proceeds related to a closed Specialty Chemicals manufacturing site, and lower Corporate expenses, all partially offset by lower profitability in Magnetic Technologies due to rare earth price timing, which had a $22 million favorable impact in 2012 compared to 2013.

Consolidated Operating Results for 2013, 2012 and 2011
Set forth below is a summary of the Statements of Consolidated Operations for the years ended December 31,

	2013		2012		2011
(percent of net sales)
Net sales	$1,157.5		$1,544.4		$1,419.6
Cost of goods sold	899.1		1,300.8		1,178.7
Gross profit	258.4	22.3%	243.6	15.8%	240.9	17.0%
Selling, general and administrative expenses	217.3	18.8%	251.2	16.3%	219.4	15.5%
Gain on sale of property	—		2.9		9.7
Operating profit (loss)	41.1	3.6%	(4.7)	(0.3)%	31.2	2.2%
Other expense, net	(103.9)		(43.9)		(4.6)
Income tax expense (benefit)	10.7		(3.2)		(17.9)
Income (loss) from continuing operations, net of tax	(73.5)		(45.4)		44.5
Income (loss) from discontinued operations, net of tax	(12.3)		(0.4)		2.2
Consolidated net income (loss)	(85.8)		(45.8)		46.7
Net (income) loss attributable to noncontrolling interest	1.8		7.1		(4.7)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(84.0)		$(38.7)		$42.0
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(2.27)		$(1.21)		$1.28
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.39)		(0.01)		0.07
Net income (loss) attributable to OM Group, Inc. common stockholders	$(2.66)		$(1.22)		$1.35
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(2.27)		$(1.21)		$1.28
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.39)		(0.01)		0.07
Net income (loss) attributable to OM Group, Inc. common stockholders	$(2.66)		$(1.22)		$1.35
Weighted average shares outstanding
Basic	31,564		31,885		31,079
Assuming dilution	31,564		31,885		31,244
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(71.7)		$(38.3)		$39.8
Income (loss) from discontinued operations, net of tax	(12.3)		(0.4)		2.2
Net income (loss)	$(84.0)		$(38.7)		$42.0

In this report we provide adjusted operating profit (loss), adjusted EBITDA, and adjusted earnings per common share attributable to OM Group, Inc. common stockholders - assuming dilution, which are non-GAAP financial measures. The tables below present reconciliations of these amounts to the comparable US GAAP amounts. We believe that the non-GAAP financial measures presented in the tables facilitate a comparative assessment of the Company's operating performance and enhance investors' understanding of the performance of the Company's operations. The non-GAAP financial information set forth in the tables below are not alternatives to reported results determined in accordance with US GAAP.

	2013
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$22.4	$21.8	$35.8	$(38.5)	$41.5	$(0.4)	$41.1
Charges related to cost-reduction initiatives	5.4	0.8	1.1	2.4	9.7	—	9.7
Adjusted operating profit	$27.8	$22.6	$36.9	$(36.1)	$51.2	$(0.4)	$50.8
Depreciation and amortization (a)	44.2	10.1	14.8	0.7	69.8	3.9	73.7
Adjusted EBITDA	$72.0	$32.7	$51.7	$(35.4)	$121.0	$3.5	$124.5

	2012
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$(22.3)	$19.6	$34.5	$(42.9)	$(11.1)	$6.4	$(4.7)
VAC inventory purchase accounting step-up and LCM charges	55.9	—	—	—	55.9	—	55.9
Pension settlement expense	—	—	—	2.5	2.5	—	2.5
Gain on sale of property	—	—	(2.9)	—	(2.9)	—	(2.9)
Adjusted operating profit	$33.6	$19.6	$31.6	$(40.4)	$44.4	$6.4	$50.8
Depreciation and amortization	40.8	10.1	15.7	0.8	67.4	16.9	84.3
Adjusted EBITDA	$74.4	$29.7	$47.3	$(39.6)	$111.8	$23.3	$135.1

	2011
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$(66.9)	$12.1	$57.0	$(52.2)	$(50.0)	$81.2	$31.2
VAC inventory purchase accounting step-up and LCM charges	106.6	—	—	—	106.6	—	106.6
Acquisition-related charges	4.6	—	—	15.4	20.0	—	20.0
Gain on sale of property	—	—	(9.7)	—	(9.7)	—	(9.7)
Adjusted operating profit	$44.3	$12.1	$47.3	$(36.8)	$66.9	$81.2	$148.1
Depreciation and amortization	17.2	9.6	17.1	0.4	$44.3	20.7	65.0
Adjusted EBITDA	$61.5	$21.7	$64.4	$(36.4)	$111.2	$101.9	$213.1
(a) $0.2 million of accelerated software amortization is included in Corporate charges related to cost-reduction initiatives and excluded from Corporate depreciation and amortization in the table above for the twelve months ended December 31, 2013.

	Year Ended
	December 31,
	2013		2012		2011
(in millions, except per share data)	$	Diluted EPS	$	Diluted EPS	$	Diluted EPS
Net income (loss) from continuing operations attributable to OM Group Inc. - as reported	$(71.7)	$(2.25)	$(38.3)	$(1.20)	$39.8	$1.28
Less:
Loss on divestiture of Advanced Materials business	111.6	3.51	—	—	—	—
Charges related to cost-reduction initiatives	9.7	0.31	—	—	—	—
VAC inventory purchase accounting step-up and lower of cost or market charges	—	—	55.9	1.75	75.4	2.41
Acquisition-related charges	—	—	—	—	18.2	0.58
Pension settlement expense	—	—	2.5	0.08	—	—
Gain on sale of property	—	—	(2.9)	(0.09)	(8.6)	(0.27)
Acceleration of deferred financing fees	1.0	0.03	6.5	0.20	—	—
EPT escrow settlement, net of tax	—	—	(6.0)	(0.19)	—	—
Adjustment of GTL's prepaid tax allowance (OMG's 55% share)	—	—	—	—	(3.4)	(0.11)
Contingent consideration adjustment	(13.0)	(0.41)	—	—	—	—
Tax effect of special items	(1.2)	(0.04)	(17.3)	(0.54)	1.3	0.04
Adjusted income from continuing operations attributable to OM Group, Inc.	$36.4	$1.14	$0.4	$0.01	$122.7	$3.93
Weighted average shares outstanding - diluted		31.8		32.0		31.2

The 2013 charges related to our previously-announced, enterprise-wide cost-reduction initiatives include headcount reductions, minor facility consolidation, supply chain optimization, corporate cost reductions, and other structural changes to improve profitability. These actions had a benefit of $17.3 million in 2013. In 2013, we incurred charges of $9.7 million associated with these actions. Excluding these charges, as well as the results from the now-divested Advanced Materials and UPC businesses (UPC is included in discontinued operations), adjusted operating profit and adjusted EBITDA for the year ended December 31, 2013 were $51.2 million and $121.0 million, respectively.

Magnetic Technologies acquisition-related charges in 2012 totaled $55.9 million (net of related tax benefit), representing the step-up value for inventory in purchase accounting that turned through cost of goods sold after the business was acquired. Other items impacting operating profit included a land sale gain of $2.9 million (net of tax) in Specialty Chemicals, and expense of $2.5 million (net of tax) related to a settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. Below operating profit, we recorded $6.0 million (net of tax) of Other income for a fourth quarter 2012 receipt of cash from an escrow account related to the 2010 Battery Technologies acquisition, and recorded Interest expense of $6.5 million (net of tax) in the second half of 2012 related to accelerated amortization of deferred financing fees as a result of early repayments of debt.

Corporate acquisition-related charges relate to professional fees in each year.

2013 Compared with 2012
The following table identifies, by segment, the components of change in net sales and operating profit in 2013 compared with 2012:

	Net sales	Operating profit - as reported	Adjusted operating profit
2012	$1,544.4	$(4.7)	$50.8
Increase (decrease) in 2013 from:
Magnetic Technologies	(109.0)	44.7	(10.7)
Battery Technologies	7.3	2.3	3.0
Specialty Chemicals	(5.0)	1.3	5.3
Advanced Materials	(280.8)	(6.9)	4.3
Corporate	—	4.4	(6.8)
Intersegment items	0.6	—	4.9
2013	$1,157.5	$41.1	$50.8
Net sales decreased $387.0 million, or 25.1%, due primarily to the divestiture of the Advanced Materials business ($280.8 million impact) and lower rare earth prices ($113.3 million impact) in our Magnetic Technologies business, which are generally passed-through to customers in the business' selling prices. Excluding these two items, net sales increased 0.8% in 2013 compared to 2012, including $16.0 million of translation benefit from a stronger Euro. Battery Technologies sales grew 5.1% due to higher sales into both defense and medical markets. Excluding the rare earth price impact and the translation benefit, sales in Magnetic Technologies were slightly lower than a year ago, due to macroeconomic weakness in Europe. Specialty Chemicals sales were down 1.6%, as weaker conditions impacting our advanced organics and photomasks product lines more than offset higher demand for our memory disk product line.
Gross profit increased to $258.4 million in 2013, compared with $243.6 million in 2012. The largest factors affecting the $14.9 million increase in gross profit were higher sales volumes in Battery Technologies and savings from cost reductions actions net of related charges. Gross profit in 2012 was negatively impacted by VAC purchase accounting step-up charges that did not repeat in 2013. Gross profit in 2012 benefited from the full year of Advanced Materials gross profit.
Selling, general and administrative expenses (“SG&A”) decreased to $217.3 million in 2013 compared with $251.2 million in 2012 due primarily to the Advanced Materials divestiture.
The following table summarizes the components of Other expense, net:

	Year Ended December 31,
	2013	2012	Change
Interest expense	$(11.3)	$(43.2)	$31.9
Accelerated amortization of deferred financing fees	(1.0)	(6.5)	5.5
Foreign exchange gain (loss)	8.0	(0.8)	8.8
Loss on divestiture of Advanced Materials	(111.6)	—	(111.6)
Other income (expense), net	12.0	6.6	5.4
	$(103.9)	$(43.9)	$(60.0)

The decrease in interest expense is due to lower debt outstanding in 2013 compared to 2012, as we repaid our debt in the first half of 2013. The foreign exchange gain in 2013 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances.

Other income in 2013 is primarily comprised of a $13 million reduction of the contingent consideration liability associated with the 2011 acquisition of Rahu. Other income in 2012 relates primarily to a receipt of $6 million from an escrow settlement related to the 2010 Battery Technologies acquisition.

We recorded income tax expense of $10.7 million on pre-tax loss of $62.8 million for 2013. The effective tax rate was impacted by the loss on the divestiture of Advanced Materials, which had no income tax benefit, and other special items. Excluding these special items, our effective income tax rate would have been 25.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S.)

with no corresponding tax benefit.
We recorded an income tax benefit of $3.2 million on pre-tax loss of $48.6 million for 2012. The effective tax rate was impacted by VAC purchase accounting related inventory charges of $55.9 million, a tax expense of $10.4 million related to GTL which included a $5.6 million increase in the valuation allowance for prepaid tax asset and $6.6 million for other GTL permanent differences.
Excluding the impact of VAC purchase accounting-related inventory charges and GTL discrete and permanent items, the effective tax rate for the year ended December 31, 2012 would have been 32%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
The loss attributable to the noncontrolling interest was driven by losses at GTL in 2013 and 2012 resulting from the low cobalt price and electrical problems in the DRC that negatively impacted production.
2012 Compared with 2011
The following table identifies, by segment, the components of change in net sales in 2012 compared with 2011:

	Net sales	Operating profit (loss) - as reported	Adjusted operating profit
2011	$1,419.6	$31.2	$148.1
Increase (decrease) in 2012 from:
Magnetic Technologies	355.4	44.6	(10.7)
Battery Technologies	14.2	7.5	7.5
Specialty Chemicals	(51.4)	(22.5)	(15.7)
Advanced Materials	(193.8)	(74.8)	(3.6)
Corporate	—	9.3	(74.8)
Intersegment items	0.5	—	—
2012	$1,544.5	$(4.7)	$50.8
Net sales increased $124.9 million, or 8.8%, primarily due to the VAC acquisition in August 2011, for which 2012 includes a full twelve months of sales activity. Sales in Magnetic Technologies were bolstered in 2012 by the positive effects of rare-earth pricing, which drove results higher. As rare-earth pricing retreated throughout 2012, these pricing benefits trended downward and then were essentially absent by fourth quarter 2012. In Battery Technologies, the increase in sales in 2012 was due primarily to non-US defense sales, as well as higher volumes for medical applications. In Specialty Chemicals, sales were down primarily due to lower volumes, which were negatively impacted by the 2011 Thailand floods, a weak consumer electronics market and a weak European economy. In Advanced Materials, sales were negatively impacted by lower cobalt and copper prices compared to the prior year, as well as lower volumes due to weak economic conditions in Europe.
Gross profit increased slightly to $243.6 million in 2012, compared with $240.9 million in 2011. Excluding VAC inventory purchase accounting step-up charges, gross profit as a percentage of net sales was 19.4% in 2012 compared with 24.5% in 2011. The percentage is higher in 2011 due primarily to the rare-earth pricing benefits in 2011 and the LCM charges in 2012.
Selling, general and administrative expenses (“SG&A”) increased to $251.2 million in 2012 compared with $219.4 million in 2011. The increase was primarily due to a full 12 months of VAC results, partially offset by fees associated with acquisitions in 2011 of $17.8 million. 2012 results also include a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in a defined benefit pension plans. As a percentage of sales, SG&A increased to 16.3% in 2012 from 15.5% in 2011, primarily due to lower sales from businesses owned for all of 2011.

	Year Ended December 31,
	2012	2011	Change
Interest expense	$(43.2)	$(22.1)	$(21.1)
Accelerated amortization of deferred financing fees	(6.5)	—	(6.5)
Interest income	—	—	—
Foreign exchange gain (loss)	(0.8)	11.1	(11.9)
Other expense, net	6.6	6.4	0.2
	$(43.9)	(4.6)	$(39.3)

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

We recorded an income tax benefit of $3.2 million on pre-tax loss of $48.6 million for 2012, resulting in an effective tax rate of 6.5%. The effective tax rate was impacted by VAC purchase accounting related inventory charges of $55.9 million, a tax expense of $10.4 million related to GTL which included a $5.6 million increase in the valuation allowance for prepaid tax asset and $6.6 million for other GTL permanent differences.
Excluding the impact of VAC purchase accounting related inventory charges and GTL discrete and permanent items, the effective tax rate for the year ended December 31, 2012 would have been 32%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
We recorded an income tax benefit of $17.9 million on pre-tax income $26.6 million of for 2011. The income tax benefit was due to the VAC acquisition and discrete items. The largest discrete item in 2011 was related to GTL prepaid tax allowance reversal of $6.2 million. Excluding the impact of the VAC acquisition and discrete items, the effective income tax rate for the year ended December 31, 2011 would have been 13%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., our financing structure and a tax holiday in Malaysia, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The Malaysian tax holiday expired on December 31, 2011.
Segment Results and Corporate Expenses
Magnetic Technologies

In 2013 this segment was focused on (1) developing new products and applications, including leveraging its substantial patent portfolio, know-how and expertise to enter new markets and increase market share, and (2) optimizing its cost structure for expected demand levels.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. Rare earth prices declined significantly throughout 2012 before moderating in the second half of 2013. Rare earth materials are currently available from a limited number of suppliers, primarily in China. The Company generally passes through rare earth prices to its customers in its selling prices, typically with a lag period.

For the year ended December 31,	2013	2012	2011
Net sales	$522.6	$631.6	$276.1

Operating income (loss)	$22.4	$(22.3)	$(66.9)
Charges related to cost-reduction initiatives	5.4	—	—
VAC inventory purchase accounting step-up and LCM charges	—	55.9	106.6
Acquisition-related charges	—	—	4.6
Adjusted operating profit	$27.8	$33.6	$44.3

Charges related to cost-reduction initiatives of $5.4 million in 2013 relate to the cost reduction actions previously described. Acquisition-related charges in 2012 include $55.9 million of charges as a result of purchase accounting for acquired inventory. As of December 31, 2012, all of the inventory step-up related to the 2011 acquisition has been charged to cost of goods sold. Acquisition-related charges in 2011 included $106.6 million of inventory purchase accounting step-up charges, $2.4 million of transaction fees and $2.2 million of severance charges.
2013 Compared with 2012
The following table identifies the components of change in net sales and operating profit:

	Net sales	Operating profit	Adjusted operating profit
2012	$631.6	$(22.3)	$33.6
Increase (decrease) in 2013 from:
Purchase accounting charges in 2012	—	55.9	—
Volume/mix	(6.9)	0.1	0.1
Selling price	(4.9)	(4.9)	(4.9)
Rare earth pricing effects	(113.3)	(22.4)	(22.4)
Operating expenses, including savings from cost-reduction initiatives	—	12.7	12.7
Charges related to cost-reduction initiatives	—	(5.4)	—
Foreign currency translation effect	16.1	0.4	0.4
Other	—	8.3	8.3
2013	$522.6	$22.4	$27.8

Net sales decreased $109.0 million, primarily due to lower rare earth prices in 2013 compared to 2012. As mentioned above, the Company generally passes through these raw material price changes to its customers in its selling prices, with a lag period. Volume declines are attributed to weaker macroeconomic conditions in certain markets, primarily in Europe.
2012 Compared with 2011
The following table identifies the components of change in net sales and operating profit:

	Net sales	Operating profit	Adjusted operating profit
2011	$276.1	$(66.9)	$44.3
Increase (decrease) in 2012 from:
Selling price/mix	(11.1)	(2.0)	(2.0)
Volume	(23.8)	(9.4)	(9.4)
Foreign currency	(17.0)	(1.6)	(1.6)
Rare earth pricing effects including LCM	—	(30.0)	(30.0)
PPA and other charges	—	102.7	102.7
Jan-July 2012 activity	407.4	(8.9)	(8.9)
Operating expenses	—	(6.3)	(6.3)
Other	—	0.1	0.1
2012	$631.6	$(22.3)	$88.9

Net sales increased $355.4 million, primarily due to the VAC acquisition in August 2011 for which 2012 includes a full 12 months of sales activity. Sales in Magnetic Technologies were bolstered in both 2011 and 2012 by the positive effects of rare-earth pricing, which drove results higher. As rare-earth pricing retreated throughout 2012, these pricing benefits trended downward and then were essentially absent by fourth quarter 2012, when we recorded a lower of cost or market charge, at year-end excluding purchase accounting impacts, of approximately $18 million (in addition to a $22 million lower of cost or market charge in the second quarter) to reflect market prices at year-end. In 2012 compared to 2011, volumes were lower due to lower demand caused primarily by the weaker European economy. 2012 sales were also impacted by the weaker Euro against the USD in 2012 versus the 2011 period.

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

Battery Technologies

In 2013 this segment was focused on (1) developing new specialty battery chemistries, products and applications, (2) expanding its served markets into new or emerging markets, including grid energy storage, commercial aerospace and oil and gas, and (3) reducing its cost structure in response to the uncertainty around government spending.

For the year ended December 31,

	2013	2012	2011
Net sales	$150.3	$143.0	$128.8

Operating profit	$21.8	$19.6	$12.1
Charges related to cost-reduction initiatives	0.8	—	—
Adjusted operating profit	$22.6	$19.6	$12.1

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At December 31, 2013, backlog was $135.2 million as compared with $128.0 million at December 31, 2012. $15.1 million of the backlog at December 31, 2013 is not expected to be converted into sales during 2014 but rather in years beyond 2014.
2013 Compared with 2012
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2012	$143.0	$19.6	$19.6
Increase (decrease) in 2013 from:
Sales volume	7.1	2.1	2.1
Price/mix	0.1	1.9	1.9
Charges related to cost-reduction initiatives	—	(0.8)	-
Other	0.1	(1.0)	(1.0)
2013	$150.3	$21.8	$22.6

Battery Technologies net sales increased in 2013 due to increased sales volumes, driven primarily by increased sales into defense, where the business benefited from customer spending on programs showing continued growth, and medical markets, benefiting from new customer device qualifications. Operating profit benefited from the higher volumes, as well as favorable mix.
2012 Compared with 2011
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2011	$128.8	$12.1	$12.1
Increase (decrease) in 2012 from:
Sales volume	14.6	2.1	2.1
Price/mix	(0.4)	3.6	3.6
Other	—	1.8	1.8
2012	$143.0	$19.6	$19.6

Battery Technologies net sales increased in 2012 due to increased volume, driven by non-U.S. defense sales and higher medical sales. Operating profit benefited from higher volumes and favorable mix.
Specialty Chemicals

In 2013 this segment was focused on (1) utilizing its technology to provide solutions for electronic devices with increasing demanding performance specifications and miniaturization, (2) expanding into new geographies (3) optimizing its cost structure, and (4) streamlining its product portfolio.

For the year ended December 31,

	2013	2012	2011
Net sales	$318.6	$323.6	$375.1

Operating profit (loss)	$35.8	$34.5	$57.0
Charges related to cost-reduction initiatives	1.1	—	—
Gain on sale of property	—	(2.9)	(9.7)
Adjusted operating profit	$36.9	$31.6	$47.3
2013 Compared with 2012
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2012	$323.6	$34.5	$31.6
Increase (decrease) in 2013 from:
Volume	(3.4)	(2.6)	(2.6)
Selling price/mix	(4.3)	3.6	3.6
Foreign currency	1.8	0.2	0.2
Charges related to cost-reduction initiatives	—	(1.1)	—
Gain on sale of property	—	(2.9)	—
Other	0.9	4.1	4.1
2013	$318.6	$35.8	$36.9

Sales declined in 2013 compared to a year ago, as weak economic conditions in Europe and pricing pressures in a competitive environment negatively impacted customer demand for our advanced organics and photomasks products. These decreases were partially offset by higher volumes and improved mix for the company’s electronic chemicals products primarily in memory disk applications for mass data storage. The improved price/mix benefit is attributed to focused selling efforts to promote our highest performing products.

Excluding the 2012 land sale gain and charges in 2013 related to cost-reductions initiatives, adjusted operating profit in 2013 was $5.3 million higher than in 2012, as favorable mix and increased demand in electronic chemicals more than offset weaker demand in the other product lines. In addition, the 2013 amount includes income from insurance proceeds for reimbursement of a portion of operating expenses incurred and paid in prior years for environmental matters associated with a site closure.

2012 Compared with 2011
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2011	$375.1	$57.0	$47.3
Increase (decrease) in 2012 from:
Volume	(39.5)	(15.9)	(15.9)
Selling price/mix	(6.4)	(2.9)	(2.9)
Foreign currency	(5.8)	(0.2)	(0.2)
Gain on sale of property	—	(6.8)	—
Other	0.2	3.3	3.3
2012	$323.6	$34.5	$31.6

The sales and operating profit decrease in 2012 compared to 2011 was primarily due to decreased volume caused by weak economic conditions in Europe and continued weak consumer demand, particularly in electronics. Selling price/mix was negatively impacted by lower average selling prices in tire, coatings and chemicals markets as well as pricing pressures in the very competitive photomasks market. The segment also recorded a land sale gain in 2012 compared to 2011.

Advanced Materials

As discussed above, we divested this business as of March 29, 2013. Activity in this segment beginning in the second quarter of 2013 represents performance under the transition agreements described above, which resulted in a minimal impact on our operating profit and cash flows.

During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals for a range of end markets. It also had a 55% interest in GTL prior to March 29, 2013.

For the year ended December 31,

	2013	2012	2011
Net sales	$166.3	$447.0	$640.9
Operating profit	$(0.4)	$6.4	$81.2

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation across the enterprise.
2013 Compared with 2012
Corporate expenses were $38.5 million in 2013 compared with $42.9 million in 2012. Corporate expenses were lower in 2013 due to a $2.5 million settlement charge in 2012 associated with 2012 lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans, lower incentive compensation expense and lower professional services fees in 2013 and the benefit of Corporate cost-reduction initiatives in the current year.
2012 Compared with 2011
Corporate expenses were $42.9 million in 2012 compared with $52.2 million in 2011. Corporate expenses in 2012 include a $2.5 million settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. 2011 corporate expenses include $15.4 million in fees related to the VAC acquisition. Excluding these special items, Corporate expenses in 2012 were higher primarily due to fees associated with exiting the Advanced Materials business.

Liquidity and Capital Resources

Cash Flow Summary
Our cash flows from operating, investing and financing activities for 2013, 2012 and 2011, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables and related narrative:

	2013	2012	2011
Net cash provided by (used for):
Operating activities	62.9	209.5	120.6
Investing activities	310.9	(56.5)	(773.0)
Financing activities	(480.7)	(213.8)	548.0
Effect of exchange rate changes on cash	0.6	1.4	(2.0)
Increase (decrease) in cash from continuing operations	$(106.3)	$(59.4)	$(106.4)

Operating Activities
In 2013, net cash flow from operating activities was $62.9 million million compared with a cash inflow of $209.5 million million in the prior year. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows. The amount in 2012 benefited from declining commodity prices in the Advanced Materials business.

In 2012, net cash flow from operations was higher than 2011, benefiting from improvements in the principal element of working capital (inventory, accounts receivable, accounts payable) that contributed positive cash flow of $70.9 million, and from the receipt of a $37.9 million tax refund in the fourth quarter of 2012.

Investing Activities
In 2013, net cash provided by investing activities in 2013 included net proceeds of $392.0 million from the divestitures of the Advanced Materials and UPC businesses, less capital expenditures of $53.1 million primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. In August 2013 we remitted a payment of $23.0 million to the seller of VAC. We remain in discussions with the seller regarding the remainder of the withheld consideration.

In 2012, net cash used in investing activities included capital expenditures of $67.6 million primarily to expand capacity, improve productivity, comply with regulations and sustain operations.

In 2011, net cash used in investing activities included $725.3 million for the VAC ($686.2 million) and Rahu ($39.1 million) acquisitions, and capital expenditures of $50.3 million primarily to support growth and productivity programs and for sustaining operations. Investing cash flows also included proceeds of $9.7 million from the sale of land at the former Manchester, England manufacturing facility.

Financing Activities
The increase in cash used in financing activities in 2013 compared to 2012 was primarily due to prepayment of long-term debt from funds received when we divested our Advanced Materials and UPC businesses, additional pre-payment of long-term debt utilizing cash on hand and repurchases of common stock.

Net cash used in financing activities in 2012 included $213.5 million of debt repayments.

Net cash provided by financing activities in 2011 included borrowings of $698 million to fund the VAC acquisition and repay the Company's former revolving credit line.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of December 31, 2013, most of our cash and cash equivalents were held outside the United States, primarily in Germany. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances where generated and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of foreign earnings, and external borrowings. We expect our available cash, 2014 operating cash flows and availability under our credit facility described below to be adequate to fund 2014 operating needs and capital expenditures.

Debt and Other Financing Activities

On September 4, 2013 we entered into a new five-year Senior Secured Revolving Credit Facility (“the Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018. In the first six months of 2013 we repaid the Term A and Term B loans under the previous credit facility with the proceeds from the divestitures of the Advanced Materials and UPC businesses, as required, and cash on hand. See Note 7 in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the Facility.

Pension Plans
As a result of the VAC acquisition, we hold pension obligations of $182.7 million as of December 31, 2013, substantially all of which are unfunded. VAC sponsors various defined benefit plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany. As a result of the EaglePicher acquisition, we assumed the EaglePicher defined benefit pension obligations, made up of two frozen and two active, partially-funded defined benefit pension plans. Certain non-U.S. employees are covered under other defined benefit plans. See Critical Accounting Policies below and Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of our pension plans.
Contractual Obligations
We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes our contractual cash obligations and their expected maturities at December 31, 2013.

	Payments due by period
	2014	2015	2016	2017	2018	Thereafter	Total
Purchase and other obligations(1)	$235.5	$4.9	$1.4	$1.4	$1.0	$1.0	$245.2
Capital lease obligations (principal and interest)	0.7	0.7	0.7	0.6	0.4	1.0	4.1
Operating lease obligations	6.1	5.7	3.9	3.5	2.8	10.2	32.2
Total	$242.3	$11.3	$6.0	$5.5	$4.2	$12.2	$281.5

(1)
For 2014 through 2018, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average price for the month of December 2013 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Not included in the table above is $63.8 million of the VAC purchase price we withheld to fund indemnification claims, if any. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the amount withheld.
Pension funding can vary significantly each year due to changes in the market value of plan assets, legislation and our funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. We expect to contribute $1.1 million to our U.S. pension plans in 2014. Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. We expect to make annual benefit payments of approximately $10.8 million related to our non-U.S. pension plans in 2014.

At December 31, 2013, the liability for uncertain tax positions includes $0.3 million for which it is reasonably possible the uncertainty will be resolved within the next twelve months. We are not able to reasonably estimate the period in which cash outflows related to the remaining $15.4 million of uncertain tax positions could occur, if at all. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of our uncertain tax positions.
Off Balance Sheet Arrangements

We have not entered into any off balance sheet financing arrangements, other than operating leases, which are disclosed in the contractual obligations table above and in Note 16 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Critical Accounting Policies
The preparation of these financial statements in conformity with US generally accepted accounting principles ("US GAAP") requires our management to make its best estimates, judgments and assumptions of certain amounts included in the financial statements related to the critical accounting policies described below. Actual results could differ from our estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to similar businesses.
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
We evaluate the need for a lower of cost or market (“LCM”) adjustment to inventories based on the selling prices of our finished products. Changes in the price of rare earth and other materials can have a significant impact on inventory valuation. Declines in the selling prices of finished goods due to decreases in the market price of raw materials or other factors can result in the inventory carrying value being written down to a lower market value.

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
Notes Receivable from Joint Venture Partner — In years prior to 2009, we refinanced the capital contribution for a GTL joint venture partner. On March 29, 2013 we transferred our equity interests in GTL as part of the divestiture of the Advanced Materials business. We fully reserved the note receivable balance and recorded the $16 million charge within the loss on the sale of the Advanced Material business.
GTL Prepaid Taxes — At December 31, 2012, GTL had a prepaid tax asset of $2.0 million, net of valuation allowances of $11.3 million. We transferred our equity interests in GTL as part of the divestiture of the Advanced Materials business See Note 10 in our Consolidated Financial Statement included in Item 8 of this Form 10-K for a more complete discussion of income taxes.

Goodwill — We had goodwill of $432.7 million and $528.3 million at December 31, 2013 and 2012, respectively. We test goodwill for impairment annually and more often if indicators of impairment exist. Our reporting units have been determined to be our reportable segments or one level below the reportable segments in certain instances.
We conduct our annual goodwill impairment test as of October 1. The results of the testing as of October 1, 2013 and 2012 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized for the years end December 31, 2013 and December 31, 2012.

We estimated the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF”). We selected DCF as we believe it is comparable to what would be used by market participants to estimate its fair value. The impairment test incorporates our judgment and estimates of future cash flows, future growth rates, terminal value amounts, allocations of certain assets, liabilities and cash flows among reporting units, and the applicable weighted-average cost of capital used to discount those estimated cash flows. The estimates and projections used in the estimate of fair value are consistent with our current budget and long-range plans, including anticipated changes in market conditions, industry trends, growth rates, and planned capital expenditures, among other considerations. See Note 6 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of goodwill.

Other Intangible Assets — Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. At December 31, 2013, we had definite-lived intangible assets of $288.9 million and indefinite-lived intangible assets of $114.1 million. Definite-lived intangible assets consist principally of customer relationships, know-how, developed technology and capitalized software and are being amortized using the straight-line or other appropriate methods if applicable. Indefinite-lived intangible assets consist of trade names. The carrying value of indefinite-lived intangible assets are also evaluated for impairment annually as of October 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The definite-lived intangible asset would be considered impaired if the future net undiscounted cash flows generated by the asset are less than its carrying value. The results of the testing as of October 1, 2013 and 2012 confirmed the fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. See Note 6 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of other intangible assets.

Pension Plans — Our long-term pension obligations as of December 31, 2013 amounted to $220.5 million. In addition, we have an unfunded obligation to our former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). See Note 11 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of our defined benefit pension obligations. Calculations of the amount of defined benefit pension expense and obligations depend on the assumptions used in the actuarial valuations including the discount rate used in calculating the present value of benefits, the expected long-term rate of return on defined benefit plan assets, and the rate of compensation increase. Changes in key economic indicators can result in changes in the assumptions we use. While we believe that the assumptions used in calculating our defined benefit pension expense and obligations are appropriate, differences in actual experience or changes in the assumptions may affect our results of operations or financial position.

For the VAC defined benefit pension obligations, we used a weighted average discount rate of 3.5% in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2013. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation by $4.0 million from the amount recorded in the financial statements at December 31, 2013.

For the EaglePicher defined benefit pension obligations, we used a weighted average discount rate of 4.6% and 4.4% for the two active and two frozen EaglePicher plans, respectively, in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2013. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation related to the four EaglePicher plans by $5.5 million from the amount recorded in the financial statements at December 31, 2013.
Defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. See Note 11 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of pension plans.
There is no guarantee the actual return on the plans' assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses. For 2013, the expected long-term rate of return assumptions applicable to assets held in the four EaglePicher plans offsetting the obligation was an estimated 6.5% for the two active and two frozen plans. These expected rates of return reflect the asset allocation of the plans and the expected long-term returns on equity and debt investments included in plan assets. If the expected long-term rates of return on plan assets in the four EaglePicher plans were reduced by 0.5%, pension expense for 2013 would have increased by $0.8 million.

Income Taxes — Significant judgment is required in determining our income tax expense and in evaluating tax positions. Deferred income tax assets and liabilities have been recorded for the differences between the financial accounting and income tax basis of assets and liabilities. When we determine, based on all available evidence, that it is more likely than not that deferred tax assets will not be realized, a valuation allowance is established. We assess our income tax positions and record accruals when we determine that a position is more likely than not to be unsustainable. The ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. We believe the current assumptions, judgments and other considerations used to estimate the current year accrued and deferred tax positions are appropriate. If the actual outcome of future tax consequences differs from these estimates and assumptions, due to changes or future events, the resulting change to the provision for income taxes could have a material impact on our results of operations and financial position. We review our tax positions on a regular basis and adjust the balances as new information becomes available. See Note 10 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of income taxes.

Share-Based Compensation — We use a Black-Scholes option pricing model to calculate the fair value of our stock options. The fair value of time-based and performance-based restricted stock grants is calculated based upon the market value of an unrestricted share of our common stock at the date of grant. The performance-based restricted stock vests solely upon our achievement of specific measurable performance objectives over a three-year performance period, and the related compensation expense is based upon current performance projections. See Note 14 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of share-based compensation. This requires the use of assumptions, including estimating the length of time employees will retain their vested stock options before exercising and the volatility of the our common stock price. Expected stock price volatility is based on historical volatility of our stock price. Changes in these assumptions may result in a material change to the fair value calculation of share-based awards.

Acquisitions - The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets in the VAC, Rahu, and EaglePicher acquisitions; inventory in the VAC acquisition; and the contingent consideration in the Rahu acquisition. These estimates are based on historical experience, information obtained from management of the acquired companies, and future volume forecasts with respect to the contingent consideration. These estimates are dependent on assumptions that are difficult to predict, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets differently from the current allocation. Although we believe the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, our results of operations and financial position if impairment charges were required to be recorded.
Recently Issued Accounting Standards
See Note 2 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for recently issued accounting standards and the effects, in any, on our financial statements.
Effects of Foreign Currency
See Item 7A for a discussion of our foreign currency effects and related risks.
Environmental Matters
We are subject to a wide variety of environmental laws and regulations in the United States and in other countries as a result of our operations and use of certain substances that are, or have been, used, produced or discharged by our plants. In addition, soil and/or groundwater contamination presently exists and may in the future be discovered at levels that require remediation under environmental laws at properties we now or previously owned, operated or used.
Due to the ongoing development and understanding of facts and remedial options and due to the possibility of unanticipated regulatory developments, the amount and timing of future environmental expenditures could vary significantly. Although it is difficult to quantify the potential impact of compliance with or liability under environmental protection laws, based on presently available information, we believe that our ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not result in a material adverse effect upon our financial condition or results of operations.
See Item I of this Annual Report on Form 10-K for further discussion of these matters.

Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that we believe may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe our business objectives, plans or goals also are forward-looking statements. These forward-looking statements are based upon specific assumptions and are subject to uncertainties and factors relating to the company's operations and business environment, all of which are difficult to predict and many of which are beyond our control. These uncertainties and factors could cause actual results of the company to differ materially from those expressed or implied in the forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in this Annual Report on Form 10-K.

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
Raw Material Price Risk
The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, mostly dysprosium and neodymium. The cost of raw materials fluctuates due to changes in the reference prices (rare earths), actual or perceived changes in supply and demand of raw materials and changes in availability from suppliers. Fluctuations in the price of rare earth materials and other raw materials have been significant in the past and we believe price fluctuations could occur in the future.

We attempt to mitigate increases in raw material prices by passing through such increases to our customers in the prices of our products and, when possible, by entering into sales contracts that contain variable pricing that adjusts based on changes in the price of certain raw materials. During periods of rapidly changing metal prices there may be price lags that can positively or negatively impact the short-term profitability and cash flow from operations of the Company. Declines in the selling prices of our finished goods, which can result from decreases in the market price of raw materials or other factors, can result in our inventory carrying value being written down to a lower market value.

From time to time we employ derivative instruments in connection with certain purchases and sales of nickel in order to establish a fixed margin and mitigate the risk of price volatility. This hedging limits our ability to participate in gains from favorable commodity price fluctuations and it limits the risk of loss from adverse commodity price fluctuations.
Interest Rate Risk
We are exposed to interest rate risk primarily through our borrowing activities. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note 7 to the consolidated financial statements contained in Item 8 of this Annual Report).

From time-to-time, we enter into derivative instruments and hedging activities to manage interest rate risk related to borrowings. We use interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. Our interest rate swap agreements and our variable rate financings were based upon the three-month LIBOR. We had an interest rate swap with notional values that totaled $115 million at December 31, 2012. The outstanding contracts as of December 31, 2012 had maturities ranging up to 12 months. We had no outstanding borrowings under our credit facility as of December 31, 2013.
Foreign Currency Exchange Rate Risk
We manufacture and sell our products worldwide. Prices of certain raw materials, non-U.S. operating expenses and income taxes are denominated in local currencies. As such, the results of operations are subject to the variability that arises from exchange rate movements (particularly the Euro). In addition, fluctuations in exchange rates may affect product demand and profitability in U.S. dollars of products we provide in foreign markets in cases where payments for our products are made in local currency. Accordingly, fluctuations in currency prices affect the Company’s operating results. The primary currencies for which we have foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, Japanese Yen, Congolese Franc, Chinese Renminbi and the Canadian Dollar.

Credit Risk
The use of derivative instruments to hedge exposures to changes in commodity prices, foreign exchange rates and interest rates exposes us to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. To mitigate credit risk, it is our policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. There were no counterparty defaults during the years ended December 31, 2013, 2012 and 2011.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OM Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related statements of consolidated operations, consolidated comprehensive loss, consolidated total equity, and consolidated cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of OM Group, Inc. and subsidiaries

We have audited OM Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(1992 framework)” (the COSO criteria). OM Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OM Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related statements of consolidated operations, consolidated comprehensive loss, consolidated total equity, and consolidated cash flows for each of the three years in the period ended December 31, 2013 of OM Group, Inc. and subsidiaries and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 26, 2014

OM Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
(In millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$118.4	$227.6
Restricted cash on deposit	—	22.8
Accounts receivable, less allowance of $3.9 in 2013 and $5.2 in 2012	150.7	160.1
Inventories	240.9	452.7
Other current assets	32.3	43.2
Current assets - discontinued operations (excluding cash)	—	33.2
Total current assets	542.3	939.6
Property, plant and equipment, net	345.6	474.3
Goodwill	432.7	528.3
Intangible assets, net	403.0	417.1
Other non-current assets	59.5	86.9
Non-current assets - discontinued operations	—	53.2
Total assets	$1,783.1	$2,499.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$13.3
Accounts payable	93.6	117.0
Liability related to joint venture partner injunction	—	22.8
Accrued income taxes	4.2	23.9
Accrued employee costs	36.2	46.6
Purchase price of VAC payable to seller	52.5	75.4
Other current liabilities	59.2	59.6
Current liabilities - discontinued operations	—	20.7
Total current liabilities	245.7	379.3
Long-term debt	—	454.1
Deferred income taxes	102.5	117.7
Pension liabilities	220.5	232.9
Purchase price of VAC payable to seller	11.3	11.3
Other non-current liabilities	43.3	55.1
Non-current liabilities - discontinued operations		4.7
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,304,490 shares issued in 2013 and 32,122,261 shares issued in 2012	0.3	0.3
Capital in excess of par value	639.8	631.1
Retained earnings	587.2	671.2
Treasury stock (825,956 shares in 2013 and 216,695 shares in 2012, at cost)	(22.3)	(7.7)
Accumulated other comprehensive loss	(45.2)	(88.0)
Total OM Group, Inc. stockholders’ equity	1,159.8	1,206.9
Noncontrolling interests	—	37.4
Total equity	1,159.8	1,244.3
Total liabilities and equity	$1,783.1	$2,499.4

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Operations

	Year Ended December 31
	2013	2012	2011

(In millions, except per share data)
Net sales	$1,157.5	$1,544.4	$1,419.6
Cost of goods sold	899.1	1,300.8	1,178.7
Gross profit	258.4	243.6	240.9
Selling, general and administrative expenses	217.3	251.2	219.4
Gain on sale of property	—	2.9	9.7
Operating profit (loss)	41.1	(4.7)	31.2
Other income (expense):
Interest expense	(11.3)	(43.2)	(22.1)
Accelerated amortization of deferred financing fees	(1.0)	(6.5)	—
Foreign exchange gain (loss)	8.0	(0.8)	11.1
Loss on divestiture of Advance Materials business	(111.6)	—	—
Other, net	12.0	6.6	6.4
	(103.9)	(43.9)	(4.6)
Income (loss) from continuing operations before income tax expense	(62.8)	(48.6)	26.6
Income tax expense (benefit)	10.7	(3.2)	(17.9)
Income (loss) from continuing operations, net of tax	(73.5)	(45.4)	44.5
Income (loss) from discontinued operations, net of tax	(12.3)	(0.4)	2.2
Consolidated net income (loss)	(85.8)	(45.8)	46.7
Net (income) loss attributable to noncontrolling interests	1.8	7.1	(4.7)
Net income (loss) attributable to OM Group, Inc. common stockholders	$(84.0)	$(38.7)	$42.0
Earnings per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc.common stockholders	$(2.27)	$(1.21)	$1.28
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.39)	(0.01)	0.07
Net income (loss) attributable to OM Group, Inc. common stockholders	$(2.66)	$(1.22)	$1.35
Earnings per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$(2.27)	$(1.21)	$1.28
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	(0.39)	(0.01)	0.07
Net income (loss) attributable to OM Group, Inc. common stockholders	$(2.66)	$(1.22)	$1.35
Weighted average shares outstanding
Basic	31.6	31.9	31.1
Assuming dilution	31.6	31.9	31.2
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(71.7)	$(38.3)	$39.8
Income (loss) from discontinued operations, net of tax	(12.3)	(0.4)	2.2
Net income (loss)	$(84.0)	$(38.7)	$42.0

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Loss

	Year Ended December 31
	2013	2012	2011
(In millions)
Consolidated net income (loss)	(85.8)	(45.8)	46.7
Foreign currency translation adjustments	25.4	29.5	(62.6)
Reclassification of hedging activities into earnings, net of tax	0.2	(1.9)	(0.1)
Unrealized loss on cash flow hedges, net of tax	(0.3)	5.9	(3.6)
Pension and post-retirement obligation	17.5	(28.1)	(24.0)
Net change in accumulated other comprehensive income (loss)	42.8	5.4	(90.3)
Comprehensive loss	(43.0)	(40.4)	(43.6)
Comprehensive (income) loss attributable to noncontrolling interests	1.8	7.1	(4.7)
Comprehensive loss attributable to OM Group, Inc.	$(41.2)	$(33.3)	$(48.3)

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Cash Flows

	Year Ended December 31
(In millions)	2013	2012	2011
Operating activities
Consolidated net income (loss)	$(85.8)	$(45.8)	$46.7
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	12.3	0.4	(2.2)
Depreciation and amortization	73.9	84.3	65.0
Amortization of deferred financing fees	2.0	5.4	2.3
Accelerated amortization of deferred financing fees	1.0	6.5	—
Share-based compensation expense	6.2	5.8	6.6
Foreign exchange (gain) loss	(8.0)	0.8	(11.1)
Deferred income tax provision (benefit)	(7.3)	(30.2)	(31.2)
VAC lower of cost or market ("LCM") charges	—	78.4	14.5
Loss on divestiture of Advanced Materials business	111.6	—	—
Adjustment to contingent consideration	(13.0)	—	—
Gain on sale of property	—	(2.9)	(9.7)
Other non-cash items	2.5	(8.9)	(8.6)
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	(22.3)	39.4	19.7
Inventories (includes $18.4 million and $92.1 million of step-up amortization in 2012 and 2011, respectively)	25.0	75.7	(1.3)
Accounts payable	12.5	(43.0)	25.0
Refundable, prepaid and accrued income taxes	(21.1)	41.2	(0.9)
Other, net	(26.6)	2.4	5.8
Net cash provided by operating activities	62.9	209.5	120.6
Investing activities
Expenditures for property, plant and equipment	(53.1)	(67.6)	(50.3)
Proceeds from sale of property	—	5.1	9.7
Proceeds from divestiture of Advanced Materials business	328.7	—	—
Proceeds from divestiture of UPC business	63.3	—	—
Cash (paid) for acquisitions or received from purchase adjustments	(23.0)	6.0	(729.4)
Other, net	(5.0)	—	(3.0)
Net cash provided by (used for) investing activities	310.9	(56.5)	(773.0)
Financing activities
Payments on revolving line of credit	—	—	(120.0)
Payments on long-term debt	(466.5)	(213.5)	—
Proceeds from long-term debt	—	—	698.0
Debt issuance costs	(2.3)	—	(30.2)
Payment related to surrendered shares	(0.6)	(0.3)	(0.2)
Share repurchases	(14.1)	—	—
Proceeds from exercise of stock options	2.8	—	0.4
Net cash provided by (used for) financing activities	(480.7)	(213.8)	548.0
Effect of exchange rate changes on cash	0.6	1.4	(2.0)
Cash and cash equivalents
Decrease from continuing operations	(106.3)	(59.4)	(106.4)
Discontinued operations — net cash provided by (used) for operating activities	(0.5)	(1.0)	4.3
Discontinued operations — net cash used for investing activities	(2.4)	(4.1)	(6.2)
Balance at the beginning of the year	227.6	292.1	400.4
Balance at the end of the year	$118.4	$227.6	$292.1
See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries
Statements of Consolidated Total Equity

	Year Ended December 31
	2013	2012	2011
(In millions, except share data)
Common Stock — Shares Outstanding, net of Treasury Shares (000's)
Beginning balance	31,906	31,865	30,523
Shares issued in connection with acquisition of VAC	—	—	1,308
Shares repurchased	(609)	(9)	(6)
Shares issued under share-based compensation plans	182	50	40
	31,479	31,906	31,865
Common Stock — Dollars
Beginning balance	$0.3	$0.3	$0.3
Shares issued (rounds to less than $0.1)	—	—	—
	0.3	0.3	0.3
Capital in Excess of Par Value
Beginning balance	631.1	625.5	578.9
Shares issued in connection with acquisition of VAC	—	—	39.7
Shares issued under share-based compensation plans	2.8	—	0.4
Share-based compensation — employees	5.4	5.0	6.1
Share-based compensation — non-employee directors	0.5	0.5	0.4
	639.8	631.1	625.5
Retained Earnings
Beginning balance	671.2	709.9	667.9
Net income (loss) attributable to OM Group, Inc.	(84.0)	(38.7)	42.0
	587.2	671.2	709.9
Treasury Stock
Beginning balance	(7.7)	(7.4)	(7.2)
Reacquired shares	(14.6)	(0.3)	(0.2)
	(22.3)	(7.7)	(7.4)
Accumulated Other Comprehensive Loss
Beginning balance	(88.0)	(93.4)	(3.1)
Foreign currency translation	25.4	29.5	(62.6)
Reclassification of hedging activities into earnings, net of tax benefit (expense) of ($0.1) in 2013 and $0.8 in 2012	0.2	(1.9)	(0.1)
Unrealized loss on cash flow hedges, net of tax benefit (expense) of $0.1 in 2013 and ($1.9) in 2012	(0.3)	5.9	(3.6)
Pension and post-retirement obligation	17.5	(28.1)	(24.0)
	(45.2)	(88.0)	(93.4)
Total OM Group Inc. Stockholders’ Equity	1,159.8	1,206.9	1,234.9
Noncontrolling interests
Beginning balance	37.4	44.5	39.8
Net income (loss) attributable to the noncontrolling interest	—	(7.1)	4.7
Sale of Noncontrolling interest	(37.4)	—	—
	—	37.4	44.5
Total Equity	$1,159.8	$1,244.3	$1,279.4

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In millions, except as noted and share and per share amounts)

Note 1 — Significant Accounting Policies
Principles of Consolidation — OM Group, Inc. ("OM Group", the “Company”, “we”, “our”, “us”) is a technology-based industrial growth company serving attractive global markets, including automotive systems, electronic devices, aerospace, industrial and renewable energy. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product innovation and new market and customer development; to grow strategically through synergistic acquisitions; and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value. The consolidated financial statements include the accounts of OM Group and its consolidated subsidiaries. We were formed in 1991 as a Delaware Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

Certain financial data may have been rounded. As a result of such rounding, the totals of data presented in this document may vary slightly from the actual arithmetical totals of such data.

On May 31, 2013 we completed the sale of our Ultra Pure Chemicals business. The results of our Ultra Pure Chemicals business are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements and Notes to Consolidated Financial Statements for all periods presented. See note 5 - Acquisitions and Divestitures.

On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business, (including its cobalt refinery assets in Kokkola, Finland) and the transfer of our 55% equity interests in the DRC-based joint venture known as GTL to the joint venture partners, subject to a security interest in favor of OM Group with respect to the joint venture's performance related to certain supply agreements. Until March 29, 2013, we consolidated the GTL joint venture because we had a controlling interest. Non-controlling interest was recorded for the remaining 45% interest. See note 5 - Acquisitions and Divestitures.

On December 22, 2011, the Company completed the acquisition of Rahu Catalytics Limited ("Rahu"), which is included in the Company's Specialty Chemicals segment.

On August 2, 2011, the Company completed the acquisition of VAC Holding GmbH "VAC". The Company's Magnetic Technologies segment consists of VAC.
The financial position, results of operations and cash flows of acquisitions are included in the Consolidated Financial Statements from the dates of acquisition.

Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company's continuing operations.

Equity Investment - In the fourth quarter of 2012, we changed from the cost method to the equity method of accounting for Magnetic Technologies investment in China due to changes in our management and the strategic nature of the operation that allowed us to exercise significant influence. Accordingly, the results of operations and retained earnings reflect this treatment for all periods presented since August 2011 in which the investment was acquired.
Use of Estimates — The preparation of financial statements, in conformity with US generally accepted accounting policies ("US GAAP"), requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.
Cash Equivalents — All highly-liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.
Allowance for Doubtful Accounts — We have recorded an allowance for doubtful accounts to record accounts receivable at their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes probable that collections will not occur. Trade credit is generally extended on a short-term basis and accounts receivable generally do not bear interest.

Inventories - Magnetic Technologies' inventories are valued using the average cost method. Cost of sales under the average cost method represents the weighted average cost of the items sold. We believe the average cost method provides for a better matching of inventory costs with related sales based on Magnetic Technologies' manufacturing process. Our remaining inventory is valued using First in, First out (FIFO). Inventory costs include raw materials, labor and manufacturing overhead. Inventory accounted for under the percentage-of-completion method is included in work-in-process inventory and represents accumulated contract costs less the portion of such costs allocated to delivered units. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced on a contract-by-contract basis.

Changes in the price of rare earth and other materials can have a significant impact on inventory valuation. We evaluate the need for a lower of cost or market (“LCM”) adjustment to inventories based on the selling prices of our finished products generally at the end of the period. To the extent raw material prices increase subsequent to the balance sheet date, we consider these price movements in our LCM evaluation. Declines in the selling prices of our finished goods, which can result from decreases in the market price of raw materials or other factors, can result in our inventory carrying value being written down to a lower market value.

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

Goodwill and Intangible Assets - We evaluate the carrying value of goodwill and indefinite-lived intangible assets for impairment annually as of October 1 and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. Definite-lived intangible assets consist principally of customer relationships, developed technology, know-how, capitalized software and license agreements and are being amortized using the straight-line or other appropriate method, if applicable. Indefinite-lived intangible assets consist of trade names.

Retained Liabilities of Businesses Sold - Retained liabilities of businesses sold include obligations related to our former Precious Metals Group (“PMG”), which was sold in 2003. Under terms of the sale agreement, we will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which we owned PMG. The net liability was $9.0 million and $8.2 million as of December 31, 2013 and December 31, 2012, respectively.

Revenue Recognition — Except for revenue recognized under the percentage of completion method of accounting in Battery Technologies (see discussion below), we recognize revenue when persuasive evidence of an arrangement exists, unaffiliated customers take title and assume risk of loss, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenue recognition generally occurs upon shipment of product or usage of inventory consigned to customers. All amounts in a sales transaction billed to a customer related to shipping and handling are reported as sales.
The Battery Technologies segment uses the percentage of completion method to recognize most of its revenue. Most defense contracts use the units-of-delivery method while most space contracts use the cost-to-cost method as the basis to measure progress toward completing a contract. Under the units-of-delivery method, revenues are recognized based on the contract price of units delivered. Under the cost-to-cost method, revenue is recognized based on the ratio of cost incurred compared to management's estimate of total costs expected to be incurred under the contract. The percentage of completion method requires substantial judgment on the part of management due to the duration of the contracts as well as the technical nature of the products involved. Contract revenues and cost estimates are reviewed at least quarterly and adjustments are reflected in the accounting period such amounts are determined. Billings in excess of amounts earned are deferred. Anticipated losses on contracts are recorded in full in the period in which the loss becomes evident.
Cost of Goods Sold — Cost of goods sold is comprised of raw material costs, direct production, maintenance and utility costs, depreciation, other overhead costs and shipping and handling costs.
Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $26.3 million, $32.2 million and $24.4 million in 2013, 2012 and 2011, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing projects.
Accounting for Operating Leases — Lease expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Certain leases include escalating rent provisions and lease incentives which are recognized as lease expense on a straight-line basis over the lease term. Lease payments that depend on an existing index or rate are included in our minimum lease payments that are recognized as lease expense on a straight-line basis over the minimum lease term.
Income Taxes — Deferred income taxes are provided to recognize the effect of temporary differences between financial and tax reporting. Deferred income taxes are not provided for undistributed earnings of foreign consolidated subsidiaries, to the extent such earnings are determined to be reinvested for an indefinite period of time.
Foreign Currency Translation — The functional currency for most of our operating subsidiaries outside of the United States is the applicable local currency. For those operations, assets and liabilities are translated into U.S. dollars at period-ending exchange rates and revenues and expenses are translated into U.S. dollars using average exchange rates. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in stockholders’ equity. Accordingly, foreign currency exchange gains and losses related to assets, liabilities and transactions denominated in other currencies (principally the Euro) are included in the Statements of Consolidated Operations.
Derivative Instruments — We enter into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is our policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2013 and 2012. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.
From time to time we employ derivative instruments in connection with purchases and sales of inventory in order to establish a fixed margin and mitigate the risk of price volatility. Some customers request fixed pricing and we may use a derivative to mitigate price risk. While this hedging may limit our ability to participate in gains from favorable commodity price fluctuations, it eliminates the risk of loss from adverse commodity price fluctuations.
Periodically, we enter into certain derivative instruments designated as cash flow hedges. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of Accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings.

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

Note 3 — Inventories
Inventories consist of the following as of December 31,

	2013	2012
Raw materials and supplies	$83.3	$133.9
Work-in-process	122.2	187.6
Finished goods	35.4	131.2
	$240.9	$452.7

On March 29, 2013, we completed the divestiture of our Advanced Materials business. Total inventory in this segment as of December 31, 2012 was $189.2 million.

As part of the allocation of the purchase price of VAC to the acquired assets and liabilities assumed, we recorded a $168.1 million step-up of inventory to its estimated fair value on the date of acquisition. In 2012 we recognized $38.0 million of lower of cost or market charges related to the VAC purchase accounting step-up and additional lower of cost or market charges of $40.4 million. At December 31, 2012 all of the inventory step-up had been recognized in cost of goods sold.

Note 4 — Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2013	2012
Land and improvements	$39.6	44.7
Buildings and improvements	145.8	229.0
Machinery and equipment	350.4	686.5
Furniture and fixtures	7.6	15.9
Property, plant and equipment, at cost	543.4	976.1
Less accumulated depreciation	197.8	501.8
	$345.6	474.3

On March 29, 2013, we completed the divestiture of our Advanced Materials business. Total net property, plant and equipment in this segment as of December 31, 2012 was $141.3 million.

Total depreciation expense on property, plant and equipment was $47.7 million in 2013, $58.7 million in 2012 and $47.9 million in 2011.

Note 5 — Acquisitions and Divestitures

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

Rahu
On December 22, 2011, we acquired the shares of Rahu Catalytics Limited ("Rahu"), a developer of a unique iron ligand-based chemistry for use in environmentally-friendly coatings, composites and inks. We previously had a license and supply agreement with Rahu. The purchase price included a $39.1 million cash payment and contingent consideration of up to an additional €20.0 million ($27.6 million at December 31, 2013) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. The estimated fair value of the contingent consideration of $10.8 million as of the acquisition date based on the probability of future anticipated payouts was recorded at the net present value of those future anticipated cash flows. Subsequent to the date of acquisition the estimated fair value of the contingent consideration was reduced to €1.0 million ($1.4 million) as of December 31, 2013 after an evaluation of new information available in the fourth quarter of 2013. The change is reflected within Other income in the Consolidated Statement of Operations. During 2012 and 2013, $1.4 million and $1.5 million of accretion expense was recognized (included in interest expense in the Statement of Consolidated Operations) for the passage of time prior to the reduction made in the fourth quarter 2013.

In 2011, we incurred $17.8 million of expenses in conjunction with the acquisitions of VAC and Rahu that are included in Selling, general and administrative expense in the Statements of Consolidated Operations; $2.4 million of these expenses were included in the results of the Magnetic Technologies segment, and the balance was included in Corporate expenses.

(b) Divestitures

Advanced Materials
On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business (including our cobalt refinery assets in Kokkola, Finland), and the transfer of equity interests in the DRC-based joint venture, known as GTL, to the joint venture partners, subject to a security interest in favor of OM Group with respect to the joint venture's performance related to certain supply arrangements.
In connection with this transaction we received cash proceeds of $329 million. At closing, net proceeds of $302 million were received, and we received additional proceeds of $27 million as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet in July 2013. Including the adjustment to the purchase price, a loss of $112 million was recorded on the divestiture, which included a $10 million write-off of deferred financing fees related to the required debt pre-payment, a reserve for a note receivable from joint venture partner of $16 million and transaction expenses of $9 million.
The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture or at December 31, 2013.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as an intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed, and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements result in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Ultra Pure Chemicals

On May 31, 2013, we completed the sale of our Ultra Pure Chemicals (UPC) business. In connection with this transaction we received cash proceeds of $63 million, which included an estimated $3 million for excess working capital. A loss, net of tax, of $9.8 million was recorded on the divestiture, which included a gain of $1.5 million on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1.0 million.

The results of our UPC business are reported in discontinued operations in the accompanying consolidated financial statements and notes to the consolidated financial statements for all periods prior to the UPC sale.  As required, annual interest expense of $1.0 million, $2.5 million, and $1.0 million for the periods ending December 31, 2013, 2012 and 2011, respectively, related to the debt repaid with the proceeds from the sale of the business was allocated to discontinued operations for all periods prior to the UPC sale.

A summary of our discontinued operations activity is as follows:

	Twelve Months Ended December 31
(In millions except per share data)	2013	2012	2011
Net Sales	$38.3	$93.4	$94.9

(Loss) Income from operations of divested business (net of tax)	$(2.5)	$(0.4)	$2.2
Loss on disposal of business (net of tax)	(9.8)	—	—
(Loss) Income from discontinued operations (net of tax)	$(12.3)	$(0.4)	$2.2

(Loss) Income per share from discontinued operations (net of tax)
Basic	$(0.39)	$(0.01)	$0.07
Diluted	$(0.39)	$(0.01)	$0.07
Details related to the net assets (excluding cash) and liabilities of our discontinued operations at December 31, 2012 are as follows:

December 31, 2012

Accounts receivable	$20.4
Inventories	10.4
Other current assets	2.4
Property, plant and equipment, net	22.4
Other long term assets	15.8
Goodwill	15.0
Total assets of discontinued operations (excluding cash)	$86.4

Accounts payable	$15.6
Other current liabilities	5.1
Long-term liabilities	4.7
Total liabilities of discontinued operations	$25.4

Note 6 — Goodwill and Other Intangible Assets
Goodwill is tested for our reporting units on an annual basis, or more frequently as impairment indicators arise. We have the option to perform a qualitative evaluation about the likelihood of goodwill and indefinite lived intangible impairment to determine whether we should quantitatively calculate the fair value of each of its reporting units. If, after considering all events and circumstances that support a qualitative evaluation, we determine that it is not more-likely-than-not that the fair value of its reporting units is less than the respective carrying value, then performing the two-step quantitative approach would be considered unnecessary. Conversely, if applying the qualitative evaluation indicates that it is more-likely-than-not that the fair value is less than the carrying value, then we would proceed with the first step of the two-step quantitative approach and continue with the quantitative analysis to determine if in fact the reporting unit or units are impaired.
We estimate the fair value of a reporting unit (including goodwill) and compare that amount to the carrying value of that reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, a second step would be undertaken to determine the implied fair value of goodwill of the reporting unit, which is then compared with the carrying value of the goodwill of the reporting unit. This second step would include valuing all of the tangible and intangible assets and liabilities of the reporting unit as if they had been acquired in a business combination on the testing date. We have developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). We selected the DCF model as we believe it is comparable to what would be used by market participants to estimate fair value of our reporting units. The DCF model incorporates our estimates of future cash flows; future growth rates; terminal value amounts; allocations of certain assets, liabilities and cash flows among reporting units; and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates require significant judgment and are consistent with our forecast and long-range plans.
We conduct our annual goodwill impairment test as of October 1. The results of testing as of October 1, 2013, 2012 and 2011 confirmed that the estimated fair value of each of the reporting units exceeded its carrying value and therefore no impairment loss was required to be recognized. We believe the assumptions used in our impairment testing were consistent with the risk inherent in the business models of the reporting unit at the time the impairment test was performed. Although we believe the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the goodwill test and, potentially, our results of operations and financial position. The change in the carrying amount of goodwill is as follows:

	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Continuing Operations	Discontinued Operations	Consolidated
Balance at January 1, 2012	$201.6	$103.3	$160.0	$65.3	$530.2	$14.3	$544.5
Acquisitions and adjustments	—	—	(9.2)	—	(9.2)	—	(9.2)
Foreign currency translation adjustments	3.6	—	3.6	0.1	7.3	0.7	8.0
Balance at December 31, 2012	205.2	103.3	154.4	65.4	528.3	15.0	543.3
Divestitures and adjustments	—	(103.3)	—	—	(103.3)	(15.0)	(118.3)
Foreign currency translation adjustments	9.3	—	(1.3)	(0.3)	7.7	—	7.7
Balance at December 31, 2013	$214.5	$—	$153.1	$65.1	$432.7	$—	$432.7
Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. All intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives or other appropriate methods if applicable.

A summary of intangible assets follows:

	2013			2012
	Carrying Value	Accumulated Amortization (a)	Net	Carrying Value	Accumulated Amortization (a)	Net
Tradenames	$117.0	$(2.9)	$114.1	$117.0	$(6.6)	$110.4
Customer relationships	234.5	(82.4)	152.1	234.5	(70.4)	164.1
Developed technology	136.5	(19.9)	116.6	136.5	(17.0)	119.5
Know-how	18.6	(3.6)	15.0	18.6	(2.7)	15.9
Capitalized software	22.0	(17.4)	4.6	20.9	(14.7)	6.2
Other intangibles	4.2	(3.6)	0.6	4.4	(3.4)	1.0
Total	$532.8	$(129.8)	$403.0	$531.9	$(114.8)	$417.1
(a) - Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible assets additions, accelerated amortization of intangible assets, acquisition and divestiture and other factors.
The weighted average amortization period is 11 years for customer relationships, 11 years for developed technology, 16 years for know-how and 1 year for capitalized software. Indefinite-lived intangible assets are tested for impairment annually and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment.
Amortization expense related to intangible assets for the years ended December 31, 2013, 2012 and 2011 was $26.1 million, $25.5 million and $17.1 million, respectively. In 2013 we divested the UPC business which had intangible assets with a carrying value of $17.2 million. The December 31, 2012 UPC balances are included within non-current assets of discontinued operations and include $6.7 million of accumulated amortization and $1.4 million of foreign currency translation.
We estimate that the annual pre-tax amortization expense will be approximately $25.6 million for 2014, $25.6 million for 2015, $25.7 million for 2016, $24.2 million for 2017 and $24.6 million for 2018.

Note 7 — Debt

On September 4, 2013 we entered into a new five-year Senior Secured Revolving Credit Facility (“the Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018.

In the first six months of 2013 we repaid the Term A and Term B loans under the previous credit facility with the proceeds from the divestitures of the Advanced Materials and UPC businesses, as required, and cash on hand. Related to these required pre-payments, we included the write-off of $10.3 million and $1.5 million of deferred financing fees in the losses on divestitures of the Advanced Materials and UPC businesses, respectively.

The obligations of the Company under the Facility are guaranteed by certain of the Company’s material U.S. subsidiaries. The obligations of Harko and VAC under the Facility are guaranteed by the Company and certain of the Company’s material subsidiaries, subject to certain exceptions including financial assistance limitations in certain foreign jurisdictions. In addition, the obligations of the Company under the Facility are secured by a first priority security interest in substantially all of the existing and future personal property of the Company and certain of the Company’s material U.S. subsidiaries, including 65% of the voting capital stock of certain of the Company’s direct foreign subsidiaries. The obligations of Harko and VAC under the Facility are secured by a first priority security interest in certain of the existing and future personal property of Harko, VAC and certain of the Company’s subsidiaries and a 100% pledge of the voting capital stock of certain of the Company’s subsidiaries, subject to certain exceptions, including financial assistance limitations in certain foreign jurisdictions.

The interest rates applicable to loans under the Facility will be at our option and equal to either a base rate or a LIBOR rate, in each case plus an applicable margin percentage. The base rate will be the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate or (iii) the LIBOR rate with a maturity of one month plus 1.00%. The applicable margin percentage is based on the leverage ratio of the Company. The range of the applicable margin percentage is 1.125% to 2.000% in the case of LIBOR advances and 0.125% to 1.000% in the case of base rate advances.

The Facility contains customary representations and warranties and certain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem, repurchase or pay distributions on capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the Facility contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated EBITDA and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense, as defined in the agreement.

We incurred fees and expenses of $2.3 million related to the Facility. These fees and expenses were deferred and will be amortized to interest expense over the term of the Facility. Previously deferred fees of $0.5 million were written off to interest expense when the Facility was signed due to a reduction in the number of banks in the bank syndication. The remaining $2.9 million of the previously deferred fees will be amortized over the term of the Facility.

As of December 31, 2013, we have no obligations outstanding under the Facility, and we are in compliance with all of the covenants.
Interest paid on long-term debt was $6.9 million, $38.4 million and $18.9 million for 2013, 2012 and 2011, respectively. As required, interest expense of $1.0 million, $2.5 million, and $1.0 million has been allocated to discontinued operations for 2013, 2012 and 2011, respectively. No interest was capitalized in 2013, 2012 or 2011.

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
Commodity Price Risk
From time to time we employ derivative instruments in connection with certain purchases of certain commodities in order to establish a fixed margin and mitigate the risk of price volatility. This hedging limits our ability to participate in gains from favorable commodity price fluctuations and it limits the risk of loss from adverse commodity price fluctuations.
Derivative instruments employed to manage commodity price risk include some contracts designated as cash flow hedges as well as some other contracts that are not designated as hedges for accounting purposes.

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

Other Forward Contracts
In 2011, we entered into nickel forward purchase contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2012 of nickel-containing finished products that were priced based on a formula that included a fixed nickel price component. These forward purchase contracts were not designated as cash flow hedges for accounting purposes. Accordingly, these contracts were adjusted to fair value as of the end of each reporting period, with the gain or loss recorded in Cost of goods sold. The amount recorded in Cost of goods sold in 2011 was less than $0.1 million. As of December 31, 2013 and 2012, there were no nickel forward purchase contracts outstanding that were not designated as cash flow hedges.
Foreign Currency Exchange Rate Risk
Our primary Finnish operating subsidiary was included in the divestiture of our cobalt-based business on March 29, 2013. The functional currency for this subsidiary was the U.S. dollar since a majority of its purchases and sales were denominated in U.S. dollars. While a majority of the subsidiary’s raw material purchases were in U.S. dollars, it had some Euro-denominated operating expenses. From time to time, we entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. As of December 31, 2013 and 2012, we had no Euro forward contracts outstanding. As of December 31, 2011, we had Euro forward contracts with notional values that totaled 90.0 million Euros with maturities ranging up to twelve months. AOCI(L) included a cumulative loss related to these contracts of $3.7 million, all of which was reclassified to earnings within 2012. We designated these foreign currency derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses.

No hedge ineffectiveness was recorded in income in the years ended December 31, 2013, 2012 or 2011 for these hedges.
Interest Rate Risk
From time to time we utilized interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

We had interest rate swaps with notional values that totaled $115.0 million at December 31, 2012 and AOCI(L) included a cumulative loss of $0.1 million related to these contracts. Following the full repayment of the Term B facility at the end of March 2013, we elected in April 2013 to terminate all the remaining interest swaps contracts. The AOCI at the time of the termination represented an immaterial cumulative loss related to these contracts which was reclassified to earnings in the second quarter 2013.

There was no hedge ineffectiveness in 2013, 2012 or 2011 for hedges. The fair value of commodity contracts of $0.2 million is recorded in Other current liabilities in the Consolidated Balance Sheet as of December 31, 2013.

The following table summarizes the effect of derivative instruments as recorded in the Statement of Consolidated Operations:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Year Ended December 31,
	2013	2012	2011
Euro forward contracts	$—	$6.0	$(3.7)
Commodity contracts	(0.3)	—	0.4
Interest rate swap agreements	—	(0.1)	(0.3)
Total	$(0.3)	$5.9	$(3.6)

	Location of Gain (Loss) Reclassified from AOCI(L) into Income	Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Year Ended
	(Effective Portion)	2013	2012	2011
Euro forward contracts	Cost of goods sold	$—	$2.3	$—
Commodity contracts	Net sales	(0.2)	—	0.4
Interest rate swap agreements	Interest expense	—	(0.4)	(0.3)
Total		$(0.2)	$1.9	$0.1

Note 9 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Commodity contracts	$0.2	$—	0.2	$—
Contingent consideration payable	$1.4	—	—	1.4
Total	$1.6	$—	$0.2	$1.4

The fair value of the derivative instruments have been determined based on the market equivalents at the balance sheet date, taking into account current commodity forward rates, therefore, they are classified within Level 2 of the valuation hierarchy. Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2013 or 2012.

The following table summarizes changes in Level 3 liabilities measure at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2012	$12.4
Change in estimate		(13.0)
Accretion expense		1.5
Foreign exchange		0.5
Fair Value at	December 31, 2013	$1.4

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($27.6 million at December 31, 2013) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration liability using probability-weighted expected future cash flows and applied a discount rate that appropriately captured a market participant's view of the risk associated with the liability. The liability for contingent consideration is included in Other non-current liabilities in the Consolidated Balance Sheet. The valuation of contingent consideration is classified utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants.There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. After completing our annual forecasting process and evaluating new regulatory information obtained in the fourth quarter of 2013, we adjusted the expected timing of achieving the volume targets. As a result of the volume timing change, the estimated fair value of the contingent consideration was reduced to €1.0 million ($1.4 million) as of December 31, 2013 with the change reflected within Other income in the Consolidated Statement of Operations. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt and the current portion of long-term debt had a carrying value of $467.4 million and a fair value of $470.4 million at December 31, 2012, based on quoted market prices which are Level 1 inputs. There was no long-term debt outstanding as of December 31, 2013. Derivative instruments are recorded at fair value as indicated above.

We utilize a “relief from royalty” methodology in estimating fair values for indefinite-lived trade names. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the trade name and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in our goodwill testing. The fair value measurements were calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.

Accounts receivable potentially subjects us to a concentration of credit risk. We maintain significant accounts receivable balances with several large customers. At December 31, 2013 and 2012 the accounts receivable balance from our largest customer represented 3% of the Company’s net accounts receivable, respectively. Generally, we do not obtain security from our customers in support of accounts receivable.
Sales to the top three customers in the Battery Technologies segment represented approximately 48%, 52% and 54% of Battery Technologies’ net sales in 2013, 2012 and 2010, respectively. The loss of one or more of these customers could have a material adverse effect on Battery Technologies’ business, results of operations or financial position.

Note 10 — Income Taxes

Income (loss) from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2013	2012	2011
United States	$(13.6)	$(12.3)	$(7.1)
Outside the United States	(49.2)	(36.3)	33.7
	$(62.8)	$(48.6)	$26.6

Income tax expense is summarized as follows:

	Year Ended December 31
	2013	2012	2011
Current tax provision (benefit):
United States:
Federal	$0.6	$(3.1)	$2.0
State and local	—	—	0.2
Outside the United States	17.4	30.1	11.1
Total current	18.0	27.0	13.3
Deferred tax provision (benefit):
United States	0.6	2.4	0.5
Outside the United States	(7.9)	(32.6)	(31.7)
Total deferred	(7.3)	(30.2)	(31.2)
	$10.7	$(3.2)	$(17.9)

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using our effective income tax rate is as follows:

	Year Ended December 31
	2013	2012	2011
Income (loss) from continuing operations before income tax expense	$(62.8)	$(48.6)	$26.6
Income taxes at the United States statutory rate (35)%	(21.9)	(17.1)	9.3
Increase (decrease) in taxes resulting from:
Effective tax rate differential on income outside of the United States	19.3	(3.3)	(26.8)
Repatriation of foreign earnings	(1.7)	7.4	6.5
Malaysian tax holiday	—	—	(3.7)
Valuation allowance	13.2	3.7	3.0
Uncertain tax positions	0.1	(1.9)	(1.6)
Allowance (reversal) on GTL prepaid tax asset	0.4	5.6	(6.2)
Other, net	1.3	2.4	1.6
Income tax (benefit) expense	$10.7	$(3.2)	$(17.9)
Effective income tax rate	(a)	6.5%	(a)

(a)	not meaningful

The effective income tax rate for the year ended December 31, 2013 is impacted by the loss of $111.6 million related to the divestiture of the Advanced Materials business. There was no tax benefit on the loss on divestiture of the Advanced Materials business due to our legal entity and tax structure.

Excluding the impact of loss on sale of advanced materials business of $111.6 million, the effective tax rate for the year ended December 31, 2013 would have been 22%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
The effective income tax rate for the year ended December 31, 2012 was impacted by VAC purchase accounting related inventory charges of $55.9 million and GTL. During 2012, we recorded a tax expense of $10.4 million related to GTL. This includes a $5.6 million tax expense related to GTL prepaid tax asset impairment and $6.6 million related to other GTL permanent differences, of which our share was 55%, or $6.7 million.
Excluding the impact of VAC purchase accounting related inventory charges and GTL discrete and permanent items, the effective tax rate for the year ended December 31, 2012 would have been 32%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our internal financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
The effective income tax rate for the year ended December 31, 2011 was affected by the acquisition of VAC, including the impact of acquisition-related charges of $126.6 million. Also during 2011, we recorded a net discrete tax benefit of $7.4 million, which included a $6.2 million discrete tax benefit related to GTL, of which our share was 55%, or $3.4 million.
Excluding the impact of the VAC acquisition and discrete items, the effective income tax rate for the year ended December 31, 2011 would have been 13%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., a tax holiday in Malaysia and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
During fourth quarter of 2012, the Company received $37.9 million tax refund which was included in the Refundable and prepaid income tax on the Consolidated Balance Sheet as of December 31, 2011.

We intend to repatriate only future earnings and therefore have not provided additional United States income taxes on approximately $380 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. Our intent is for such earnings to be permanently reinvested by the foreign subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

In connection with an investment incentive arrangement, we had a “tax holiday” from income taxes in Malaysia that expired on December 31, 2011. This arrangement reduced income tax expense by $3.7 million in 2011. The benefit of the tax holiday on net income per diluted share was approximately $0.12 in 2011.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our major tax jurisdictions include the U.S. and Germany. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service completed the examination of our 2010 U.S. federal income tax return, and  Finnish tax authorities are currently examining our Finnish tax returns for the years 2007-2011.  VAC's German tax returns have been audited through 2005. We are indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. German tax authorities are currently examining VAC's income tax returns for the years 2006-2011.

Income tax payments were $47.2 million, $33.9 million and $23.8 million in 2013, 2012 and 2011, respectively.

Significant components of our deferred income taxes are as follows:

	December 31
	2013	2012
Employee benefit accruals	$44.7	$50.2
Foreign operating loss carryforwards	8.3	12.6
Foreign tax credit carryforwards	23.1	12.2
State operating loss carryforwards	7.7	7.1
Operating accruals	42.3	32.7
Investment credit carryforwards	3.3	3.4
Valuation allowance	(83.6)	(78.0)
Deferred tax assets	45.7	40.2
Depreciation	(37.5)	(44.7)
Amortization	(107.7)	(105.3)
Other	(1.0)	—
Deferred tax liabilities	(146.2)	(150.0)
Net deferred tax liabilities	$(100.5)	$(109.8)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2013	2012
Other current assets	$2.4	$7.5
Other non-current assets	6.4	5.1
Other current liabilities	(6.8)	(4.7)
Deferred income taxes — non-current liabilities	(102.5)	(117.7)
	$(100.5)	$(109.8)

We have a U.S. net deferred tax asset of $1.3 million which is expected to be recovered based on temporary differences that will reverse in 2014-2015. At December 31, 2013 and 2012, we had U.S state net operating loss carryforwards representing a potential future tax benefit of $7.7 million and $7.1 million, respectively. These carryforwards expire at various dates from 2014 through 2033. We have recorded a full valuation allowance against the U.S state net operating loss carryforwards. We have foreign net operating loss carryforwards of $38.2 million, representing a potential future tax benefit of $8.3 million in various jurisdictions, some of which expire in 2018 through 2031, and some of which have no expiration. We have established a $2.5 million valuation allowance against the foreign net operating loss carryforwards as we believe that some of these assets will more likely than not be realized. We have foreign investment tax credit and allowance carryforwards of $3.3 million, of which $2.2 million expire in 2028, while the remaining $1.1 million have no expiration. We have recorded a $2.2 million valuation allowance against the foreign investment tax credit and allowance carryforwards as we believe that a portion of these assets will not be realized.

For the year ended December 31, 2013, our valuation allowance increased primarily due to the increase in foreign carryforwards. Realization of deferred tax assets is dependent on generating sufficient taxable income within the carryback or carryforward period under the relevant tax laws. It is reasonably possible that a portion of the valuation allowance against deferred tax asset in certain tax jurisdictions could be released in the near term if estimated increases of future taxable income during the carry-forward period can be more likely than not realized.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Balance at January 1, 2012	$25.0
Additions for tax positions related to the current year	0.9
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	(8.4)
Reductions for lapses of statute of limitations	(0.1)
Foreign currency translation	0.2
Balance at December 31, 2012	18.0
Additions for tax positions related to the current year	0.6
Reductions for tax positions of prior years	(3.4)
Foreign currency translation	0.3
Balance at December 31, 2013	$15.5

With the exception of those relating to the VAC acquisition, all uncertain tax positions would affect the effective tax rate if recognized. However, $6.0 million of the uncertain tax positions relate to foreign tax credit carryforwards, which, if recognized, would be offset by an adjustment to the valuation allowance. At December 31, 2013, there are no uncertain tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The decrease in uncertain tax positions in 2013 primarily results from effective settlements during 2013 in various tax jurisdictions and the transfer of our equity interests in GTL as part of the divestiture of the Advanced Materials business. The decrease in uncertain tax positions in 2012 primarily results from the effective settlements during 2012 in various tax jurisdictions. At December 31, 2013, the liability for uncertain tax positions includes $0.3 million for which it is reasonably possible that the uncertain tax position will decrease within the next twelve months. These uncertain tax positions primarily relate to transfer pricing and may decrease upon expiration of the statute of limitations.

We recognize interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During 2013 we recognized an immaterial benefit related to interest and penalties. During 2012 and 2011, we recognized a $0.4 million benefit and $0.1 million expense related to interest and penalties, respectively. At December 31, 2013 and 2012, we had $0.8 million accrued for interest and penalties.

Note 11 — Pension and Other Post-Retirement Benefit Plans
We have defined contribution plans covering substantially all eligible U.S. employees. Contributions are directed by the employee into various investment options. These defined contribution plans do not have any direct ownership of the Company’s common stock. Under these plans, we match participants’ contributions based on plan provisions. Certain plans provide for a discretionary Company contribution based on employee compensation. We maintain additional defined contribution plans in certain locations outside the United States. Aggregate defined contribution plan expenses were $4.7 million, $4.9 million and $4.6 million in 2013, 2012 and 2011, respectively.
We have defined benefit pension obligations at VAC, substantially all of which are unfunded. VAC sponsors various defined benefits plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany.
The EaglePicher Technologies("EPT") pension plans consist of four, non-contributory, defined benefit pension plans. The Technologies Salaried Plan is a defined benefit, cash balance plan that covers EaglePicher Technologies salaried employees hired prior to January 1, 2007. The Technologies Hourly Plan is a defined benefit plan that covers EaglePicher Technologies non-union hourly employees hired prior to January 1, 2007 and union hourly employees hired prior to May 3, 2008. We also hold the liabilities of two frozen defined benefit pension plans. Pension benefits are paid to plan participants directly from pension plan assets.
In addition to the pension liabilities for VAC and EPT, we have a non-contributory, defined benefit pension plan for certain retired employees in the United States related to a divested business. Pension benefits under this plan are paid to plan participants directly from pension plan assets.
Certain other non-U.S. employees are covered under other defined benefit plans. These other non-U.S. plans are not material.
We also have an obligation to our former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Payments under the SERP are made directly from the Company.

The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheet at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Change in benefit obligation
Projected benefit obligation at beginning of year	$(245.0)	$(238.5)	$(181.4)	$(145.4)
Service cost	(1.2)	(1.1)	(5.1)	(4.0)
Interest cost	(8.4)	(9.3)	(6.1)	(7.6)
Actuarial gain (loss)	20.2	(13.6)	(0.4)	(29.8)
Benefits paid	13.9	17.5	10.2	9.1
Foreign currency exchange rate changes	—	—	(8.3)	(3.7)
Projected benefit obligation at end of year	(220.5)	(245.0)	(191.1)	(181.4)
Change in plan assets
Fair value of plan assets at beginning of year	180.5	168.1	4.0	4.0
Actual return on plan assets	5.7	22.1	—	—
Employer contributions	5.1	7.8	10.1	9.0
Foreign currency exchange rate changes	—	—	0.3	0.1
Benefits paid	(13.9)	(17.5)	(10.2)	(9.1)
Fair value of plan assets at end of year	177.4	180.5	4.2	4.0
Funded status — plan assets less than benefit obligations	(43.1)	(64.5)	(186.9)	(177.4)
Recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	(16.9)	(2.1)	(0.1)	29.8
Amounts not yet recognized as a component of net postretirement benefit cost	$17.9	$34.8	$31.2	$31.3
Amounts recorded in the balance sheet:
Accrued benefit liability — current	$(0.7)	$(0.7)	$(8.8)	$(8.3)
Accrued benefit liability — long-term	(42.4)	(63.8)	(178.1)	(169.1)
Accumulated other comprehensive loss	17.9	34.8	31.2	31.3
Net amount recognized	$(25.2)	$(29.7)	$(155.7)	$(146.1)
The accumulated benefit obligation of the U.S. plans was $220.1 million and $244.5 million as of December 31, 2013 and 2012, respectively. The accumulated benefit obligation of the non-U.S. plans was $189.8 million and $179.7 million as of December 31, 2013 and 2012, respectively.

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans
	2013	2012	2011
Service cost	$1.2	$1.1	$1.0
Interest cost	8.4	9.3	11.5
Amortization of unrecognized net loss	0.3	1.5	0.4
Expected return on plan assets	(9.4)	(10.4)	(10.5)
Net periodic benefit cost	0.5	1.5	2.4
Net (gain) loss arising during the year	(16.1)	1.3	23.3
Net (gain) loss recognized during the year	(0.8)	(3.4)	(0.4)
Total recognized in other comprehensive income	(16.9)	(2.1)	22.9
Total recognized in net periodic benefit cost and other comprehensive income	$(16.4)	$(0.6)	$25.3

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	Non-U.S. Plans
	2013	2012	2011
Service cost	$5.1	$4.0	$2.0
Interest cost	6.1	7.6	3.5
Amortization of unrecognized net loss	1.8	0.8	—
Net periodic benefit cost	13.0	12.4	5.5
Net (gain) loss arising during the year	0.3	29.8	1.1
Net (gain) loss recognized during the year	(1.8)	(0.8)	—
Exchange rate gain (loss)	1.4	0.8	(0.1)
Total recognized in other comprehensive income	(0.1)	29.8	1.0
Total recognized in net periodic benefit cost and other comprehensive income	$12.9	$42.2	$6.5
Future pension benefit payments expected to be paid are as follows:

	Pension
Expected benefit payments	U.S. Plans	Non-U.S. Plans
2014	$14.3	$10.8
2015	$14.2	$12.3
2016	$14.3	$13.8
2017	$14.2	$13.4
2018	$14.0	$13.0
2019-2023	$72.7	$57.3
Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. We expect to contribute $1.1 million to our U.S. pension plans, in 2014. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates. We expect to make annual benefit payments of approximately $10.8 million related to our non-U.S. pension plans in 2014.

The amounts in Accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$0.4	$1.1	$1.5

The following weighted-average assumptions were used to determine the Company’s pension benefit obligations for the year ended December 31:

	2013	2012
U.S. Plans
Discount rate — EPT Active Plans	4.6%	3.7%
Discount rate — EPT Inactive Plans	4.4%	3.5%
Discount rate — Divested Business Plans	4.3%	3.4%
Expected return on pension plan assets — EPT Active Plans	6.5%	7.0%
Expected return on pension plan assets — EPT Inactive Plans	6.5%	4.7%
Expected return on pension plan assets — Divested Business Plans	6.5%	6.0%
Rate of increases in compensation	3.5%	3.5%
Non U.S. Plans
Discount rate	3.5%	3.5%
Rate of increases in compensation	2.5% – 3.0%	2.5% – 3.0%

The following weighted-average assumptions were used to determine the Company’s net periodic pension benefit costs for the year ended December 31:

	2013	2012
U.S. Plans
Discount rate — EPT Active Plans	3.7%	4.1%
Discount rate — EPT Inactive Plans	3.5%	4.0%
Discount rate — Divested Business Plans	3.4%	4.1%
Expected return on pension plan assets — EPT Active Plans	7.0%	8.0%
Expected return on pension plan assets — EPT Inactive Plans	4.7%	5.8%
Expected return on pension plan assets — Divested Business Plans	6.0%	6.5%
Non U.S. Plans
Discount rate	3.5%	5.5%
Expected return on pension plan assets	3.7%	3.4%
Our investment objective for defined benefit plan assets is to meet the plan’s benefit obligations, without undue exposure to risk. The investment strategy focuses on asset class diversification, liquidity to meet benefit payments and an appropriate balance of long-term investment return and risk. The Investment Committee oversees the investment allocation process, which includes the selection and evaluation of the investment manager, the determination of investment objectives and risk guidelines, and the monitoring of actual investment performance. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return over a period of time that is consistent with the long-term nature of the underlying obligations of these plans, the nature of investments and an expectation of future investment strategies.
We utilize the services of independent third-party investment managers to oversee the management of U.S. pension plan assets. The investment managers are allowed to exercise investment discretion, subject to limitations established by the Company.
Below are our actual and established target allocations for the EPT pension plans, representing 94% of U.S. pension plan assets:

	Actual Allocation	Target Allocation
U.S. equity securities	12%	13%
Non-U.S. equity securities	12%	12%
Fixed income	61%	60%
High yield	5%	5%
TIPS	5%	5%
Global REITS	4%	5%
Cash	1%	—%
Total assets	100%	100%

Active plan investments include U.S. equity securities which are invested broadly in U.S. companies in various industries using the Wilshire 5000 Index as the asset class benchmark. Non-U.S. equity securities are invested broadly in non-U.S. companies in various industries using the MSCI ACWI ex-U.S. Index as the asset class benchmark. Long duration fixed income consists primarily of investment grade corporate fixed income bonds benchmarked against the Barclays Capital Long Credit Index. Intermediate government fixed income consists of U.S. government bonds using the Barclays Capital Intermediate Government Index as the asset class benchmark. U.S. Treasury Inflation Protected Fixed Income (“TIPS”) invests in the U.S. Treasury inflation protected securities market using the Barclays U.S. TIPS Index as the asset class benchmark. Global REITS investments are invested in the broad global real estate securities market with the FTSE EPRA/NAREIT Developed RE Index (or other comparable index) as the asset class benchmark. High Yield Fixed Income (“High yield”) invests in broad U.S. non-investment grade fixed income bonds using the Merrill Lynch U.S. High Yield Master II as the asset class benchmark.

Our asset allocations by asset category for the Divested business and non-U.S. plans are as follows:

	December 31, 2013 Actual Allocation	December 31, 2012 Actual Allocation
U.S. Equity securities	38%	35%
Corporate bonds	10%	9%
Government bonds	10%	12%
Other fixed income	13%	15%
Non-U.S. assets	27%	27%
Cash	2%	2%
Total assets	100%	100%
Equity securities are invested broadly in U.S. companies in various industries. Non-U.S. assets consist of equity securities of non-U.S. companies in various industries as well as foreign mutual funds.
The fair value measurements of defined benefit pension plan assets by category at December 31, 2013 are as follows:

	December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
Category	2013	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity securities — US	$26.0	$4.3	$21.7	$—
Equity securities — Non US	20.9	—	20.9	—
Fixed income:
Bonds	103.6	—	103.6	—
Other fixed income	2.1	—	2.1	—
High yield	8.1	—	8.1	—
TIPS	7.6	—	7.6	—
Global REITS	7.5	—	7.5	—
Non-U.S. assets	4.1	—	4.1	—
Cash and cash equivalents	1.7	1.7	—	—
Total	$181.6	$6.0	$175.6	$—

Equity securities and fixed income, high-yield, TIPS and Global REITS investments are primarily comprised of mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
The defined benefit pension plans do not have any direct ownership of the Company’s common stock.

Note 12 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Beginning Balance at January 1, 2013	$(21.3)	$(0.1)	$(66.6)	$(88.0)
Other comprehensive income (loss) before reclassifications	11.9	(0.3)	15.7	27.3
Amounts reclassified from accumulated other comprehensive loss	13.5	0.2	1.8	15.5
Net current-period other comprehensive income (loss)	25.4	(0.1)	17.5	42.8
Ending balance at December 31, 2013	$4.1	$(0.2)	$(49.1)	$(45.2)

(b) Reclassifications out of Accumulated Other Comprehensive Income (loss)

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (loss)	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation	(0.1)	Foreign exchange gain/(loss)
	(4.5)	Loss on divestiture of Advanced Materials business
	(8.8)	Loss from discontinued operations, net of tax
	(13.5)	Total before tax
	—	Tax (expense) or benefit
	(13.5)	Net of Tax

Unrealized gains and losses on cash flow hedging derivatives	(0.2)	Interest expense

Pension and Post-Retirement Obligation	(1.8)	Selling, general and administrative expense

Note 13 — Earnings Per Share
The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2013	2012	2011
Amounts attributable to OM Group, Inc. common stockholders:
(in millions, except per share amounts)
Income (loss) from continuing operations, net of tax	$(71.7)	$(38.3)	$39.8

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$(2.27)	$(1.21)	$1.28

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$(2.27)	$(1.21)	$1.28

Weighted average shares outstanding — basic	31.6	31.9	31.1
Dilutive effect of stock options and restricted stock	—	—	0.2
Weighted average shares outstanding — assuming dilution	31.6	31.9	31.2

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2013	2012	2011
Amounts attributable to OM Group, Inc. common stockholders:
(in millions, except per share amounts)
Net income (loss)	$(84.0)	(38.7)	$42.0

Earnings (loss) per common share - basic:
Net income (loss)	$(2.66)	$(1.22)	$1.35

Earnings (loss) per common share - assuming dilution:
Net income (loss)	$(2.66)	$(1.22)	$1.35

Weighted average shares outstanding — basic	31.6	31.9	31.1
Dilutive effect of stock options and restricted stock	—	—	0.2
Weighted average shares outstanding — assuming dilution	31.6	31.9	31.2

We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires the computation of total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Shares, under share-based compensation awards, for which the total employee proceeds exceed the average market price over the applicable period have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation of diluted earnings per share.
In the years ended December 31, 2013 and 2012, stock options to purchase 0.1 million shares and 0.6 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. As we had a loss from continuing operations for the years ended December 31, 2013 and 2012, the effect of including dilutive securities in the earnings per share calculation would have been anti-dilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common stockholders assuming dilution and net loss attributable to OM Group, Inc. common stockholders assuming dilution.

Note 14 — Share-Based Compensation
On May 8, 2007, our stockholders approved the 2007 Incentive Compensation Plan (the “2007 Plan”). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock awards and phantom stock and restricted stock unit awards to selected employees and non-employee directors. The 2007 Plan also provides for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors. The total number of shares of common stock available for awards under the 2007 Plan (including any annual stock issuances made to non-employee directors) is 3,000,000. The 2007 Plan provides that no more than 1,500,000 shares of common stock may be the subject of awards that are not stock options or stock appreciation rights. In addition, no more than 250,000 shares of common stock may be awarded to any one person in any calendar year, whether in the form of stock options, restricted stock or another form of award. The 2007 Plan provides that all options granted must have an exercise price of not less than the per share fair market value on the date of grant and that no option may have a term of more than ten years. We satisfy stock option exercises and restricted stock awards through the issuance of authorized but unissued shares or treasury shares.

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Statements of Consolidated Operations for the year ended December 31:

	2013	2012	2011
Stock options and restricted stock awards	$5.4	$5.0	$6.1
Restricted stock unit awards	0.3	0.2	0.1
Share-based compensation expense - employees	$5.7	$5.2	$6.2

Share-based compensation expense - non-employee directors	$0.5	$0.5	$0.4
No tax benefit for share-based compensation was realized during 2013, 2012 or 2011 as a result of the valuation allowance against U.S. deferred tax assets.
At December 31, 2013, there was $7.4 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $4.4 million in 2014, $2.8 million in 2015 and $0.2 million in 2016 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for the performance awards, and fluctuations in the fair value of restricted stock unit awards.
Our non-employee directors are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, we issued 18,069 shares in 2013, 23,752 shares in 2012 and 10,239 shares in 2011 to non-employee directors.

Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. We account for options that vest over more than one year as one award and recognizes expense related to those awards on a straight-line basis over the vesting period.

During 2013, 2012 and 2011 we granted stock options to purchase 273,200, 238,319 and 217,489 shares of common stock, respectively. Included in the 2012 and 2011 grants are stock options to purchase 4,419 and 5,289 shares of common stock with a vesting period of one year, which were granted to our Chief Executive Officer (“CEO”) in connection with achievement of financial performance criteria in 2011 and 2010 under our high-performance incentive plan.
The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2013	2012	2011
Risk-free interest rate	1.09%	1.1%	2.7%
Dividend yield	—	—	—
Volatility factor of Company common stock	54%	55%	56%
Weighted-average expected option term (years)	6	6	6
Weighted-average grant-date fair value	$13.49	$15.29	$19.93
The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the options being valued. The dividend yield assumption was zero for the awards in all years presented as we intended to continue to retain earnings for use in the operations as of the time of the award issuances. Expected volatilities are based on historical volatility of our common stock. The expected term of options granted is determined using the simplified method allowed by Staff Accounting Bulletin (“SAB”) No. 110 as historical data was not sufficient to provide a reasonable estimate. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
The following table sets forth the number of option shares and weighted-average grant-date fair value:

	Shares	Weighted-Average Fair Value at Grant Date
Non-vested at December 31, 2011	425,246	$18.17
Granted during 2012	238,319	15.29
Vested during 2012	(205,087)	16.85
Forfeited during 2012	(15,852)	19.03
Non-vested at December 31, 2012	442,626	17.20
Granted during 2013	273,200	13.49
Vested during 2013	(214,816)	17.37
Forfeited during 2013	(64,983)	16.02
Non-vested at December 31, 2013	436,027	$14.78
A summary of our stock option activity for 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,393,186	$34.81
Granted	273,200	13.49
Exercised	(105,908)	26.52
Expired unexercised	(186,922)	20.91
Forfeited	(64,983)	16.02
Outstanding at December 31, 2013	1,308,573	$33.17	5.75	$7,799
Vested or expected to vest at December 31, 2013	1,288,056	$33.22	5.71	$7,668
Exercisable at December 31, 2013	872,546	$35.44	4.33	$4,456

The fair value of options that vested during 2013, 2012 and 2011 was $3.7 million, $3.5 million and $3.4 million, respectively. The intrinsic value of options exercised in 2013 and 2011 was $1.2 million and $0.1 million, respectively. No stock options were exercised in 2012. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
We received cash payments of $2.8 million and $0.4 million in 2013 and 2011, respectively, in connection with the exercise of stock options previously granted. The Company does not settle stock options for cash.
Restricted Stock
We issue restricted stock and, beginning in 2012, issue stock-settled restricted stock units to our employees in the U.S (“Restricted Stock," and "US-Based RSUs," respectively). We issue restricted stock units to employees outside the U.S. ("International RSUs"). Certain of the Restricted Stock, US-Based RSUs, and International RSU awards contain time-based vesting conditions and certain of the awards contain performance-based vesting conditions.

The Restricted Stock and US-Based RSU awards are in all cases settled in our common stock. The value of the Restricted Stock and US-Based RSU awards are based upon the market price of an unrestricted share of our common stock at the date of grant. We recognize compensation expense ratably over the requisite performance period based upon the number of awards that are anticipated to vest. The number of awards anticipated to vest is evaluated quarterly and compensation expense is adjusted accordingly. We may withhold shares issued upon vesting if directed by individual employees as a means of meeting minimum statutory tax withholding requirements. We hold the surrendered shares as treasury stock.

The International RSUs are settled in a cash payment that is based on the market price of an unrestricted share of our common stock at the vesting date. Since the awards will be settled in cash, they are treated as a liability award in accordance with the “Stock Compensation” topic of the ASC and are presented as a component of Other non-current liabilities on the Consolidated Balance Sheets. During the vesting period we remeasure the fair value of the International RSUs at each reporting date until the award is settled. Fluctuations in the fair value of the International RSUs are recorded as increases or decreases to compensation expense. Over the life of these awards, the cumulative amount of compensation expense recognized will match the actual cash paid.

Performance-Based Awards
During 2013, 2012 and 2011, we awarded 245,950, 130,500 and 117,770 shares, respectively, of performance-based Restricted stock to U.S. employees and 35,150, 33,450, and 31,125 performance-based International RSUs, respectively, to employees outside the U.S. (collectively "Performance-Based Awards").

The number of Performance-Based Awards that ultimately vest is based upon our achievement of specific measurable financial performance criteria. A recipient of Performance-Based Awards may earn a total award ranging from 0% to 100% of the initial grant, with the target being 50% of the initial grant. The Performance-Based Awards granted during 2013 will vest upon the satisfaction of established performance criteria based on average return on net assets and the performance of our share price as compared to the performance of the Russell 2000 unweighted index over a three-year performance period ending December 31, 2015. The Performance-Based Awards granted during 2012 will vest upon the satisfaction of established performance criteria based on consolidated EBITDA margin percentage (defined as adjusted operating profit plus depreciation and amortization expense divided by net sales) percentage and average return on net assets, in each case over a three-year performance period ending December 31, 2014.
The performance period for Performance-Based Awards granted during 2011 ended on December 31, 2013. The vesting of these awards was based on the achievement of consolidated EBITDA margin percentage (as defined above) measured against a predetermined peer group, and average return on net assets, in each case over three-year performance periods ending December 31, 2013. Based upon our performance against the stated performance objectives, 20% of the Performance-Based Awards granted in 2011 remain available to vest, or roughly 18,539 shares of Restricted Stock and 3,716 International RSUs. Vesting is conditional on approval from the Compensation Committee that the performance objectives were satisfied. The Compensation Committee makes this determination in the first quarter of 2014.

Upon any change in control of the Company, as defined in the plan, the Performance-Based Awards become vested at the target level. In the event of retirement, death, or disability, a pro rata number of Performance-Based Awards shall remain eligible for vesting at the end of the performance period.

A summary of our Performance-Based Awards for 2013 is as follows:

	Restricted Stock Units	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	82,389	341,210	$32.26
Granted	35,150	245,950	26.72
Vested	(87)	(512)	30.69
Forfeited	(55,777)	(151,558)	31.03
Non-vested at December 31, 2013	61,675	435,090	$29.56
Expected to vest as of December 31, 2013	8,889	77,498

For awards granted prior to 2010, the following performance-based shares vested and were issued for the year ended December 31:

	2013	2012	2011
Vested based on meeting performance criteria	—	—	1,773
Shares surrendered to pay withholding taxes	—	—	(578)
Net shares issued	—	—	1,195

Time-Based Awards
In 2013 and 2012 we awarded 60,000 and 69,327 time-based restricted stock units (RSUs); in 2012 and 2011 we issued 20,000 and 63,592 shares of time-based restricted stock, respectively (collectively "US Time-Based Awards"). Included in the 2012 and 2011 grants are 2,177 and 2,767 units, respectively, of time-based awards with a vesting period of one year, which were granted to our Chief Executive Officer ("CEO") in connection with achievement of financial performance criteria under our then high performance annual incentive program. The value of the restricted stock units and restricted stock awarded in 2013, 2012 and 2011, based upon the market price of an unrestricted share of our common stock at the date of grant, was $1.5 million, $2.6 million and $2.3 million, respectively. During 2013, 2012 and 2011, we also awarded 7,950, 17,060, and 9,095 Time-Based International RSUs, respectively.

The US Time-Based Awards and Time-Based International RSUs have similar terms and vest three years from the date of grant, subject to the recipient remaining employed by the Company on that date. Upon any change in control of the Company, as defined in the plan, or upon retirement, the Time-Based Awards become 100% vested. A pro rata number of Time-Based Awards will vest in the event of death or disability prior to the stated vesting date.
A summary of our Time-Based awards for 2013 is as follows:

	Time-Based International RSUs	Shares of US Time-Based Awards	Weighted Average Grant Date Fair Value - US Time-Based Awards
Non-vested at January 1, 2013	35,505	198,637	$31.46
Granted - three year vesting	7,950	60,000	24.39
Granted - one year vesting	—	—	—
Vested	(9,750)	(56,477)	30.65
Forfeitures	(17,225)	(21,600)	32.36
Non-vested at December 31, 2013	16,480	180,560	$29.26
Expected to vest as of December 31, 2013	13,245	176,476
The following US Time-Based Awards vested and were issued in the respective years ended December 31:

	2013	2012	2011
Vested - three year vesting period	54,300	22,100	15,575
Vested -one year vesting period	2,177	2,767	—
Shares surrendered to pay withholding taxes	(19,645)	(8,538)	(5,023)
Net shares issued	36,832	16,329	10,552

Note 15 — Commitments and Contingencies
During 2009 and 2010, GTL was served in Jersey, Channel Islands, with injunctions that prohibited GTL from making payments of up to $108.3 million to Gécamines, a minority partner in GTL, including amounts payable for raw material purchases, and restrained Gécamines from removing any of its assets from the island of Jersey up to the amount of 14.5 million British Pounds. In both matters, payments which we would typically have made to Gécamines were instead placed on deposit with the Royal Court of Jersey ("Court"). As of December 31, 2012, $22.8 million remained on deposit with the Court and was recorded as Restricted cash on deposit and Liability related to joint venture partner injunction in the Consolidated Balance Sheets. In January 2013, the case related to the second injunction was dropped, and remaining funds on deposit with the Court were released by GTL to Gécamines in March 2013. In connection with the divestiture of the cobalt-based business, our interest in GTL was transferred to the joint venture partners on March 29, 2013.

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
From time to time, we are subject to various legal and regulatory proceedings, claims and assessments that arise in the normal course of business. The ultimate resolution of such proceedings, claims and assessments is inherently unpredictable and, as a result, our estimates of liability, if any, are subject to change and actual results may materially differ from such estimates. Our estimate of any costs to be incurred as a result of these proceedings, claims and assessments are accrued when the liability is considered probable and the amount can be reasonably estimated. We believe the amount of any current potential liability with respect to legal and regulatory proceedings, claims and assessments will not have a material adverse effect upon our financial condition, results of operations, or cash flows.

Note 16 — Lease Obligations

We rent office space, equipment, and land under long-term operating leases. Our operating lease expense was $8.8 million in 2013, $9.6 million in 2012 and $10.7 million in 2011.
Future minimum payments under noncancellable operating leases at December 31, 2013 are as follows for the years ending December 31:

2014	$6.1
2015	5.7
2016	3.9
2017	3.5
2018	2.8
Thereafter	10.2
Total minimum lease payments	$32.2

Note 17 — Reportable Segments and Geographic Information
We determine our segments based on how the chief operating decision maker makes decisions about allocating resources to segments and measuring their performance. We operate and report our results in four operating segments: Magnetic Technologies, Battery Technologies, Specialty Chemicals and Advanced Materials. Intersegment transactions are generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.

The Magnetic Technologies segment is engaged in the development, manufacturing and distribution of industrial-use magnetic products and systems for electronic equipment markets, including the renewable energy, automotive systems, construction & mining and industrial sectors.
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic applications, industrial applications including coatings, composites and tire; and photomasks used by customers to produce semiconductors and related products.

The Battery Technologies segment provides advanced batteries, battery management systems, battery-related research and energetic devices for defense, space and medical markets.

The Advanced Materials segment manufactured inorganic products using unrefined cobalt and other metals and served the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. After the divestiture of the business in March 2013, we entered into two agreements to 1) act as intermediary in a cobalt feed supply agreement and 2) serve as the U.S. distribution for refined cobalt products, an agreement that was concluded December 31, 2013.

There are a limited number of supply sources for rare earth materials. Production problems, incurred demand, and instability in some supplier countries may affect supply and market price of these materials. The following table reflects the results of our reportable segments:

	2013	2012	2011
Net Sales
Magnetic Technologies	$522.6	$631.6	$276.1
Specialty Chemicals (d)	318.6	323.6	375.1
Battery Technologies	150.3	143.0	128.8
Advanced Materials	166.3	447.0	640.9
Intersegment items	(0.3)	(0.8)	(1.3)
	$1,157.5	$1,544.4	$1,419.6
Operating profit (loss)
Magnetic Technologies(a)(b)	$22.4	$(22.3)	$(66.9)
Specialty Chemicals(a)(c)(d)	35.8	34.5	57.0
Battery Technologies(a)	21.8	19.6	12.1
Advanced Materials	(0.4)	6.4	81.2
Corporate(a)(e)	(38.5)	(42.9)	(52.2)
	41.1	(4.7)	31.2

Interest expense	$(11.3)	$(43.2)	$(22.1)
Accelerated amortization of deferred financing fees	(1.0)	(6.5)	—
Interest income	—	—	—
Foreign exchange gain (loss)	8.0	(0.8)	11.1
Loss on divestiture of Advance Materials business	(111.6)	—	—
Other income (expense), net	12.0	6.6	6.4
	(103.9)	(43.9)	(4.6)
Income (loss) from continuing operations before income taxes	(62.8)	(48.6)	26.6

Expenditures for property, plant & equipment
Magnetic Technologies	$30.8	$27.3	$18.4
Specialty Chemicals (d)	7.6	4.9	5.7
Battery Technologies	5.3	5.8	7.5
Advanced Materials	6.3	29.6	18.5
Corporate	3.1	—	0.2
	$53.1	$67.6	$50.3
Depreciation and amortization
Magnetic Technologies	$44.2	$40.8	$17.2
Specialty Chemicals (d)	14.8	15.7	17.1
Battery Technologies	10.1	10.1	9.6
Advanced Materials	3.9	16.9	20.7
Corporate	0.9	0.8	0.4
	$73.9	$84.3	$65.0

Total assets
Magnetic Technologies	$1,020.6	$1,021.3
Specialty Chemicals (d)	416.5	444.4
Battery Technologies	237.4	243.3
Advanced Materials(f)	17.9	561.4
Corporate	90.7	142.6
Discontinued Operations	—	86.4
	$1,783.1	$2,499.4

(a)
The year ended December 31, 2013 includes charges related to cost reduction initiatives of $5.4 million in Magnetic Technologies, $0.8 million in Battery Technologies, $1.1 million in Specialty Chemicals and $2.4 million in Corporate, respectively. Cost reduction initiatives include headcount reductions, minor facility consolidation, supply chain optimization, corporate cost reductions, and other structural changes.

(b)
Includes $55.9 million and $106.6 million of charges related to the VAC inventory purchase accounting step-up and LCM charges in 2012 and 2011, respectively, and $4.6 million of acquisition-related fees and severance charges in 2011.

(c)	Includes property sale gains of $2.9 million and $9.7 million in 2012 and 2011, respectively.

(d)	All results related to the UPC business are excluded from the Specialty Chemicals segment for all periods presented.

(e)
Includes a $2.5 million charge associated with the lump-sum cash settlement to certain participants in one of our U.S. defined benefit pension plans in 2012 and $15.4 million of acquisition-related fees related to VAC and Rahu in 2011.

(f)	Includes a $22.8 million deposit related to the Jersey Court injunction in 2012. See Note 15 for further discussion.

	Net Sales(a)(c)	Long-Lived Assets(b)(c)
Geographic Region Information
2013
Germany	$571.9	$247.9
United States	296.2	79.5
Finland	102.6	—
Japan	29.3	—
Other	157.5	18.2
	$1,157.5	$345.6
2012
Germany	$681.4	$237.0
United States	324.9	76.8
Finland	229.7	106.2
Japan	161.7	0.1
Other	146.7	54.2
	$1,544.4	$474.3
2011
Germany	$332.9	$232.6
United States	318.4	80.4
Finland	392.7	89.3
Japan	207.1	0.1
Other	168.5	58.7
	$1,419.6	$461.1

(a)
Net sales attributed to the geographic area are based on the location of the manufacturing facility, except for Japan, which was a sales office and included in the divestiture of the Advance Materials business.

(b)	Long-lived assets consists of property, plant and equipment, net.

(c)	All results and balances related to the UPC business are excluded for all periods presented.

Note 18 — Quarterly Results of Operations (Unaudited)

All results related to the UPC business are excluded from the Special Chemicals segment for all periods presented.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$341.8	$279.5	$265.7	$270.5	$1,157.5
Gross profit	$74.2	$63.8	$65.9	$54.6	$258.4
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(109.5)	$8.1	$12.4	$17.3	$(71.7)
Income (loss) from discontinued operations, net of tax	(0.5)	(11.4)	(0.3)	(0.1)	(12.3)
Net income (loss)	$(110.0)	$(3.3)	$12.1	$17.2	$(84.0)
Net income (loss) per common share — basic
Continuing operations	$(3.47)	$0.26	$0.40	$0.54	$(2.27)
Discontinued operations	(0.02)	(0.36)	(0.01)	—	(0.39)
Net income (loss)	$(3.49)	$(0.10)	$0.39	$0.54	$(2.66)
Net income (loss) per common share — assuming dilution
Continuing operations	$(3.46)	$0.26	$0.39	$0.54	$(2.27)
Discontinued operations	(0.02)	(0.36)	(0.01)	—	(0.39)
Net income (loss)	$(3.48)	$(0.10)	$0.38	$0.54	$(2.66)

The first quarter 2013 includes a $111.6 million loss on the divestiture of the Advanced Materials business. The first quarter of 2013 also includes costs related to cost reduction initiatives of $3.8 million in Magnetic Technologies and $0.2 million in Battery Technologies.

The second quarter of 2013 includes a $9.8 million loss on the disposal of the UPC business recorded within Income (loss) from discontinued operations. The second quarter of 2013 also includes costs related to cost reduction initiatives of $0.4 million in Magnetic Technologies, $0.5 million in Battery Technologies, and $1.1 million in Specialty Chemicals.

The third quarter of 2013 includes costs related to cost reduction initiatives of $0.7 million in Magnetic Technologies, $0.1 million in Battery Technologies and $1.0 million in Corporate.

The fourth quarter of 2013 includes a $13.0 million reduction of contingent consideration related to Rahu. The fourth quarter of 2013 includes costs related to cost reduction initiatives of $0.4 million in Magnetic Technologies and $1.4 million in Corporate.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$443.9	$412.2	$371.1	$317.2	$1,544.4
Gross profit	$96.1	$39.8	$81.2	$26.5	$243.6
Amounts attributable to OM Group, Inc. common stockholders:
Income from continuing operations, net of tax	$12.1	$(22.8)	$5.5	$(33.2)	$(38.3)
Income (loss) from discontinued operations, net of tax	(0.1)	0.4	—	(0.7)	$(0.4)
Net income	$12.0	$(22.4)	$5.5	$(33.9)	$(38.7)
Net income (loss) per common share — basic
Continuing operations	$0.38	$(0.71)	$0.17	$(1.05)	$(1.21)
Discontinued operations	—	0.01	—	(0.02)	(0.01)
Net income	$0.38	$(0.70)	$0.17	$(1.07)	$(1.22)
Net income (loss) per common share — assuming dilution
Continuing operations	$0.38	$(0.71)	$0.17	$(1.05)	$(1.21)
Discontinued operations	—	0.01	—	(0.02)	(0.01)
Net income	$0.38	$(0.70)	$0.17	$(1.07)	$(1.22)

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

Note 19 - Subsequent Events

On February 11, 2014, our Board of Directors declared a dividend of $0.075 per share payable on March 7, 2014 to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on February 24, 2014.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company's independent registered public accounting firm, Ernst & Young LLP, audited the Company's internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company's internal control over financial reporting, which is included in this Annual Report.
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended December 31, 2013 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to our directors will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the 2014 Annual Meeting of Stockholders of the Company (the “2014 Proxy Statement”) and is incorporated herein by reference. For information with respect to our executive officers, see “Executive Officers of the Registrant” in Part I of this Form 10-K.
Information with respect to the our audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2014 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.
Information with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2014 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
We have adopted a Code of Conduct and Ethics that applies to all of our employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Conduct and Ethics, our corporate governance principles and all committee charters are posted on the “Corporate Governance” portion of the our website (www.omgi.com). A copy of any of these documents is available in print free of charge to any stockholder who requests a copy, by writing to OM Group, Inc., 950 Main Avenue, Suite 1300, Cleveland, Ohio 44113 USA, Attention: Rob Pierce, Vice President, Finance.

On June 3, 2013, we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.  Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2014 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2014 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners — Beneficial Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to our equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options)
Equity Compensation Plans Approved by the Stockholders	1,219,639	$33.17	799,342
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—
Total	1,308,573	$33.17	799,342
__________________________________

(a)
As an inducement to join the Company, on June 13, 2005, the Chief Executive Officer was granted options to purchase 88,934 shares of common stock that are not covered by the equity compensation plans approved by the our stockholders. These options have an exercise price of $33.67 per share (the market price of our stock on the grant date was $24.89) and became exercisable on May 31, 2008. The options have an expiration date of June 13, 2015.

Item 13.  Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2014 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2014 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:
(1) Consolidated Balance Sheets at December 31, 2013 and 2012
Statements of Consolidated Operations for the years ended December 31, 2013, 2012 and 2011
Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Statements of Consolidated Cash Flows for the years ended December 31, 2013, 2012 and 2011
Statements of Consolidated Total Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011
All other schedules are omitted because they are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits
The following exhibits are included in this Annual Report on Form 10-K:

(3) Articles of Incorporation and By-laws

3.1	Restated Certificate of Incorporation of OM Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (No. 001-12515) filed on November 6, 2008).

3.2	Amended and Restated By-Laws of OM Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed February 24, 2011).

(4) Instruments defining rights of security holders including indentures.

4.1	Form of Common Stock Certificate of the Company. ‡

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

*10.3
Amendment to OM Group, Inc. Benefit Restoration Plan (frozen Post-2004/Pre-2008 Terms) (incorporated by reference to Exhibit 10.4 of the Company's Annual Report filed on Form 10-K (No. 001-12515) on February 28, 2008).

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

10.5
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

*10.6	OM Group, Inc., 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.7
Separation Agreement dated October 17, 2003, by and between OM Group, Inc. and Thomas R. Miklich (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.8	Form of Stock Option Agreement between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.9
Share Purchase Agreement dated July 3, 2011, by and among VAC Luxembourg S.á.r.l., OMG Germany Holding GmbH and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 7, 2011).

10.10
Stockholder Agreement, dated July 3, 2011, by and among OM Group, Inc., VAC Luxembourg S.á.r.1, and One Equity Partners II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 7, 2011).

*10.11
Form of Indemnification Agreement between OM Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on January 25, 2011).

*10.12
Form of Non-Incentive Stock Option Agreement under the 1998 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.13	OM Group, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K (No. 001-12515) filed May 5, 2006).

*10.14	Form of Stock Option Agreement (2010) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.15
Form of Restricted Stock Agreement (2010 time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010).

10.16
Form of Restricted Stock Agreement (2010 performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010).

*10.17
Form of OM Group, Inc. Executive Severance Plan, effective May 31, 2011, for the benefit of certain employees (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 27, 2011).

*10.18
Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (No. 001-12515) filed on November 14, 2006).

*10.19
Amended and Restated Change in Control Agreement dated as of November 13, 2006 between OM Group, Inc. and Joseph M. Scaminace (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (No. 001-12515) filed on November 14, 2006).

*10.20	OM Group, Inc. 2007 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 21, 2012).

*10.21
Form of Amended and Restated Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K filed February 24, 2011).

*10.22
Form of Stock Option Agreement under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (No. 001-12515) filed on November 2, 2007).

*10.23
Form of Restricted Stock Agreement (time-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (No. 001-12515) filed on November 2, 2007).

*10.24
Form of Restricted Stock Agreement (performance-based) under the 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (No. 001-12515) filed on November 2, 2007).

*10.25	OM Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K (No. 001-12515) filed July 2, 2008).

*10.26
Form of Change in Control Agreement between OM Group, Inc. and certain executive officers (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 28, 2012).

10.27
Amendment No. 1, dated as of August 1, 2012, to the Credit Agreement, dated as of August 2, 2011, among OM Group, Inc. and Harko C.V., as borrowers, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2012).

*10.28
Form of Stock Option Agreement (2012) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.29
Form of Stock Option Agreement (2012 International) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.30
Form of Restricted Stock Agreement (2012 Performance-Based) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.31
Form of Restricted Stock Unit Agreement (2012 Performance-Based International) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 the Company's Current Report on Form 8-K filed March 21, 2012).

*10.32
Form of Restricted Stock Unit Agreement (2012 Time-Based) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed March 21, 2012).

*10.33
Form of Restricted Stock Unit Agreement (2012 Time-Based International) under the Amended and Restated 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on March 21, 2012).

10.34
Asset and Stock Purchase Agreement Among OMG Harjavalta Chemicals Holding BV, OMG Americas, Inc., OM Group, Inc., Koboltti Chemicals Holdings Limited and, Freeport-McMoran Corporation Dated as of January 21, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual report on Form 8-K filed February 28, 2013) .

10.35
Amendment No.2 and Waiver to Credit Agreement dated as of July 1, 2013 to the Credit Agreement dated as of August 2, 2011, among OM Group, Inc., Harko C.V., and Bank of America, as administrative agent, swing line lender, and l/c issuer, and other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 1, 2013).

10.36
Credit Agreement, dated as of September 4, 2013 among OM Group, Inc., Harko C.V., and VAC Germany GmbH, as borrowers, PNC Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 6, 2013).

10.37
Amendment No.1 to Credit Agreement dated as of November 12, 2013 to the Credit Agreement dated as of September 4, 2013, among OM Group, Inc., Harko C.V., and VAC Germany GmbH, as borrowers, PNC Bank, National Association, as administrative agent, and the other agents and lenders party thereto.

10.38
Amendment No.2 to Credit Agreement dated as of February 7, 2014 to the Credit Agreement dated as of September 4, 2013, among OM Group, Inc., Harko C.V., and VAC Germany GmbH, as borrowers, PNC Bank, National Association, as administrative agent, and the other agents and lenders party thereto.

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

OM Group, Inc.

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginning	Acquisitions		Charged (Credited) to Costs and		Charged (Credited) to Other				Balance at End of
Classifications	of Year	/ Divestitures		Expenses		Accounts		Deductions		Year
2013
Allowance for doubtful accounts	$5.2	(1.0)	(7)	$0.2	(1)	$(0.2)	(6)	$(0.3)	(4)	$3.9
Allowance for note receivable	3.1	—		16.0	(2)	—		—		19.1
Environmental reserve	2.4	—		0.3	(3)	—		(0.4)	(5)	2.3
	$10.7	$(1.0)		$16.5		$(0.2)		$(0.7)		$25.3
2012
Allowance for doubtful accounts	$4.8	$—		$0.7	(1)	$0.1	(6)	$(0.4)	(4)	$5.2
Allowance for note receivable	3.1	—		—	(1)	—		—		3.1
Environmental reserve	2.6	—		0.3	(3)	—	(6)	(0.5)	(5)	2.4
	$10.5	$—		$1.0		$0.1		$(0.9)		$10.7
2011
Allowance for doubtful accounts	$5.2	$1.6		$(0.1)	(1)	$(0.1)	(6)	$(1.8)	(4)	$4.8
Allowance for note receivable	5.2	—		(2.1)		—		—		3.1
Environmental reserve	2.8	—		0.2	(3)	—	(6)	(0.4)	(5)	2.6
	$13.2	$1.6		$(2.0)		$(0.1)		$(2.2)		$10.5

_______________________________________

(1)	Provision for uncollectible accounts and notes receivable included in selling, general and administrative expenses.

(2)	Note receivable fully reserved at time of sale of cobalt business on March 29, 2013.

(3)	Provision for environmental costs included in selling, general and administrative expenses.

(4)	Actual accounts written-off against the allowance.

(5)	Actual cash expenditures charged against the accrual.

(6)	Foreign currency translation adjustment.

(7)	Resulting from sale of AM and UPC businesses during 2013.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2014.
OM GROUP, INC.

By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on February 26, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph Scaminace Joseph Scaminace	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Carol A. Benton Carol A. Benton	Corporate Controller (Principal Accounting Officer)

/s/ Hans-Georg Betz Hans-Georg Betz	Director

/s/ Richard W. Blackburn Richard W. Blackburn	Director

/s/ Carl R. Christenson Carl R. Christenson	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Patrick S. Mullin Patrick S. Mullin	Director

/s/ Katharine L. Plourde Katharine L. Plourde	Director

/s/ William J. Reidy William J. Reidy	Director

/s/ Christopher M. Hix Christopher M. Hix Attorney-in-Fact