Form 10-Q
period 2014-03-31
OM GROUP INC
filed 2014-04-30
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 29, 2014 the registrant had 32,110,441 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
(In millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$109.6	$118.4
Accounts receivable, less allowance of $4.2 in 2014 and $3.9 in 2013	151.3	150.7
Inventories	244.9	240.9
Other current assets	22.3	32.3
Total current assets	528.1	542.3
Property, plant and equipment, net	336.0	345.6
Goodwill	431.2	432.7
Intangible assets, net	396.2	403.0
Other non-current assets	59.6	59.5
Total assets	$1,751.1	$1,783.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	72.7	93.6
Accrued employee costs	33.8	36.2
Purchase price of VAC payable to seller	52.5	52.5
Other current liabilities	57.2	63.4
Total current liabilities	216.2	245.7
Deferred income taxes	102.0	102.5
Pension liabilities	219.7	220.5
Purchase price of VAC payable to seller	11.3	11.3
Other non-current liabilities	39.2	43.3
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,954,952 shares issued in 2014 and 32,304,490 shares issued in 2013	0.3	0.3
Capital in excess of par value	642.4	639.8
Retained earnings	590.0	587.2
Treasury stock (848,487 shares in 2014 and 825,956 shares in 2013, at cost)	(23.1)	(22.3)
Accumulated other comprehensive loss	(46.9)	(45.2)
Total equity	1,162.7	1,159.8
Total liabilities and equity	$1,751.1	$1,783.1
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
(In millions, except per share data)
Net sales	$261.7	$341.8
Cost of goods sold	199.8	267.6
Gross profit	61.9	74.2
Selling, general and administrative expenses	53.4	60.1
Operating profit	8.5	14.1
Other expense:
Interest expense	(0.7)	(7.6)
Foreign exchange loss	(0.3)	(2.7)
Loss on divestiture of Advanced Materials business	(0.2)	(111.5)
Other, net	(0.6)	(0.7)
Income (loss) from continuing operations before income tax expense	6.7	(108.4)
Income tax expense	1.4	2.6
Income (loss) from continuing operations, net of tax	5.3	(111.0)
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Consolidated net income (loss)	5.2	(111.5)
Net loss attributable to noncontrolling interests	—	(1.8)
Net income (loss) attributable to OM Group, Inc. common stockholders	$5.2	$(109.7)
Earnings (loss) per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.17	$(3.43)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	—	(0.01)

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.17	$(3.44)
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.16	$(3.43)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	—	(0.01)

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.16	$(3.44)

Weighted average shares outstanding
Basic	31.5	31.9
Assuming dilution	31.9	31.9

Dividends declared per common share	$0.075	$—

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5.3	$(109.2)
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Net income (loss)	$5.2	$(109.7)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended March 31
	2014	2013
(In millions)
Consolidated net income (loss)	$5.2	$(111.5)
Foreign currency translation adjustments	(2.0)	(25.3)
Reclassification of hedging activities into earnings, net of tax	0.1	—
Unrealized loss on cash flow hedges, net of tax	0.1	—
Pension adjustment	0.1	0.1
Net change in accumulated other comprehensive income	(1.7)	(25.2)
Comprehensive income (loss)	3.5	(136.7)
Comprehensive loss attributable to noncontrolling interests	—	1.8
Comprehensive income (loss) attributable to OM Group, Inc.	$3.5	$(134.9)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
(In millions)
Operating activities
Consolidated net income (loss)	$5.2	$(111.5)
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Loss from discontinued operations	0.1	0.5
Depreciation and amortization	18.1	21.4
Amortization of deferred financing fees	0.3	1.1
Share-based compensation expense	2.6	1.6
Foreign exchange loss	0.3	2.7
Loss on divestiture of Advanced Materials business	0.2	111.5
Deferred income tax provision (benefit)	(1.0)	6.7
Other non-cash items	1.0	2.0
Changes in operating assets and liabilities, excluding the effect of divestitures:
Accounts receivable	(0.8)	(19.2)
Inventories	(4.0)	(2.9)
Accounts payable	(20.8)	(15.7)
Accrued tax	(0.9)	(9.2)
Other, net	(3.1)	(6.6)
Net cash used for operating activities	(2.8)	(17.6)
Investing activities
Expenditures for property, plant and equipment	(3.2)	(12.5)
Proceeds from divestiture of Advanced Materials business	—	302.1
Net cash provided by (used for) investing activities	(3.2)	289.6
Financing activities
Payments of long-term debt	—	(374.0)
Dividends paid	(2.4)	—
Proceeds from exercise of stock options	0.5	—
Debt issuance costs	(0.1)	—
Payment related to surrendered shares	(0.7)	(0.6)
Share repurchases	—	(5.0)
Net cash used for financing activities	(2.7)	(379.6)
Effect of exchange rate changes on cash	(0.1)	(2.2)
Cash and cash equivalents
Decrease from continuing operations	(8.8)	(109.8)
Discontinued operations - net cash used by operating activities	—	(0.7)
Discontinued operations - net cash used for investing activities	—	(1.9)
Balance at the beginning of the period	118.4	227.6
Balance at the end of the period	$109.6	$115.2
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
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

On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business, (including its cobalt refinery assets in Kokkola, Finland) and the transfer of our 55% equity interests in the DRC-based joint venture known as GTL to the joint venture partners, subject to a security interest in favor of OM Group with respect to the joint venture's performance related to certain supply agreements. Until March 29, 2013, we consolidated the GTL joint venture because we had a controlling interest. Noncontrolling interest was recorded for the remaining 45% interest. See note 4 - Acquisitions and Divestitures.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at March 31, 2014 and the results of our income (loss), comprehensive income (loss) and cash flows for the three months ended March 31, 2014 and 2013 have been included. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 — Recently Issued Accounting Guidance

Accounting Guidance adopted in 2014

In July 2013 the FASB issued ASU 2013-11 Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists. The update requires companies to offset a liability recorded for an unrecognized tax benefit against a related deferred tax asset of a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance as of March 31, 2014 and reclassified a portion of our uncertain tax position accrual to net against the related deferred tax assets. Such adoption did not have an effect on our results of operations or financial position.

Note 3 — Inventories

Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Raw materials and supplies	$83.0	$83.3
Work-in-process	122.7	122.2
Finished goods	39.2	35.4
	$244.9	$240.9

Note 4 — Acquisitions and Divestitures

(a) Acquisitions

VAC

On August 2, 2011, we acquired the equity interest in VAC Holding GmbH ("VAC") and the financial position, results of operations and cash flows of VAC are included in the Consolidated Financial Statements from that date. Our Magnetic Technologies segment consists of VAC. The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group within two years of the closing date of the acquisition with certain exceptions related to tax matters. In August 2013 we remitted a payment of $23.0 million to the seller of VAC. We remain in discussions with the seller regarding the remainder of the withheld consideration which covers unresolved claims.

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
The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes at the time of the sale, no value was assigned to the potential future cash consideration while calculating the loss on the divestiture. Based on our projected trends of cobalt prices and volumes, we do not believe it is probable that the business will meet the revenue targets.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements have resulted in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

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

The results of our UPC business are reported in discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods prior to the UPC sale.  As required, annual interest expense of $1.0 million for the period ending December 31, 2013, related to the debt repaid with the proceeds from the sale of the business was allocated to discontinued operations for all periods prior to the UPC sale.

A summary of our discontinued operations activity is as follows:

	Three Months Ended March 31
	2014	2013
Net Sales	$—	$22.4

Loss from operations of divested business (net of tax)	$(0.1)	$(0.5)
Loss on disposal of business (net of tax)	—	—
Loss from discontinued operations (net of tax)	$(0.1)	$(0.5)

Loss per share from discontinued operations (net of tax):
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Note 5 — Debt

On September 4, 2013 we entered into a five-year Senior Secured Revolving Credit Facility (“the Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018.

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

As of March 31, 2014, we have no obligations outstanding under the Facility, and we are in compliance with all of the covenants.

Note 6 — Derivative Instruments

Interest Rate Risk

From time to time we have utilized interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

We had interest rate swaps with notional values that totaled $114.5 million at March 31, 2013. Following the full repayment of the Term B facility at the end of March 2013, we elected in April 2013 to terminate all the remaining interest swaps contracts. The AOCI at the time of the termination represented an immaterial cumulative loss related to these contracts, which was reclassified to earnings in the second quarter 2013. At March 31, 2013, AOCI included a minimal cumulative loss related to these contracts, all of which was reclassified to earnings in the second quarter 2013. There was no hedge ineffectiveness in the three months ended March 31, 2013, for these hedges.

Commodity Price Risk

In May 2013, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 and 2014 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts have been designated as cash flow hedges for accounting purposes. We had forward contracts with fair values that totaled less than $0.1 million at March 31, 2014. There was no hedge ineffectiveness in the three months ended March 31, 2014 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration payable	1.4	—	—	1.4

Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2013 or 2014.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2013	$1.4
Accretion expense		0.1
Foreign exchange		(0.1)
Fair Value at	March 31, 2014	$1.4

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($27.6 million at March 31, 2014) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the contingent consideration. Contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt outstanding at any time during 2013 had a fair value based on quoted market prices in previous periods, which are Level 1 inputs. There was no long-term debt outstanding as of March 31, 2014. Derivative instruments are recorded at fair value as indicated above.

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
Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended March 31
	2014	2013
United States	$(2.7)	$(3.9)
Outside the United States	9.4	(104.5)
Income (loss) from continuing operations before income tax expense	$6.7	$(108.4)

Effective Income Tax Rate	20.7%	(2.4)%

The effective income tax rates for the three months ended March 31, 2014 and March 31, 2013 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan) and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.
Our effective income tax rate for the three months ended March 31, 2013 was impacted by discrete tax items as well as special charges related to the divestiture of the Advanced Materials business.
As of March 31, 2014, we have provided a valuation allowance against certain jurisdictions’ deferred tax assets. Realization of deferred tax assets is dependent on generating sufficient taxable income within the carryback or carryforward period under the relevant tax laws. It is reasonably possible that a portion of the valuation allowance against deferred tax asset in certain tax jurisdictions could be released in the near term if estimated increases of future taxable income during the carry-forward period can be more likely than not realized.

Note 9 — Defined Benefit Plans

At March 31, 2014 and December 31, 2013, we had pension liabilities of $229.2 million and $230.0 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended March 31
	2014	2013
Service cost	$0.3	$0.3
Interest cost	2.4	2.1
Amortization of unrecognized net loss	0.1	0.2
Expected return on plan assets	(2.5)	(2.3)
Total expense	$0.3	$0.3

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended March 31
	2014	2013
Service cost	$1.7	$1.2
Interest cost	1.5	1.5
Amortization of unrecognized net loss	0.3	0.3
Total expense	$3.5	$3.0

Note 10 — Dividends Issued

On February 11, 2014, our Board of Directors approved a dividend of $0.075 per share to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on February 24, 2014. The $2.4 million of dividends were paid to shareholders of record on March 7, 2014.

Note 11 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Beginning Balance at January 1, 2014	$4.1	(0.2)	(49.1)	(45.2)
Other comprehensive income (loss) before reclassifications	(2.0)	0.1	0.1	(1.8)
Amounts reclassified from accumulated other comprehensive (income) loss	—	0.1	—	0.1
Net current-period other comprehensive income (loss)	(2.0)	0.2	0.1	(1.7)
Ending balance at March 31, 2014	$2.1	$—	$(49.0)	$(46.9)

(b) Reclassifications out of Accumulated Other Comprehensive Income (loss)

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on cash flow hedging derivatives	0.1	Interest expense

Note 12 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended March 31
	2014	2013
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5.3	$(109.2)

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.17	$(3.43)

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.16	$(3.43)

Weighted average shares outstanding — basic	31.5	31.9
Dilutive effect of stock options and restricted stock	0.4	—
Weighted average shares outstanding — assuming dilution	31.9	31.9

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended March 31
	2014	2013
Amounts attributable to OM Group, Inc. common stockholders:

Net income (loss)	$5.2	$(109.7)

Earnings (loss) per common share - basic:
Net income (loss)	$0.17	$(3.44)

Earnings per common share - assuming dilution:
Net income (loss)	$0.16	$(3.44)

Weighted average shares outstanding — basic	31.5	31.9
Dilutive effect of stock options and restricted stock	0.4	—
Weighted average shares outstanding — assuming dilution	31.9	31.9

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

In the three months ended March 31, 2014 and 2013, stock options to purchase 0.1 million and 0.3 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 13 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31
	2014	2013
Stock options and restricted stock awards	$2.3	$1.4
Restricted stock unit awards	0.2	0.1
Share-based compensation expense - employees	$2.5	$1.5

Share-based compensation expense - non-employee directors	$0.1	$0.1

No tax benefit for share-based compensation was realized during 2014 or 2013 as a result of a valuation allowance against the deferred tax assets.

At March 31, 2014, there was $12.3 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $5.4 million in the last nine months of 2014, $5.3 million in 2015, and $1.6 million in 2016 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to this plan, we issued 3,976 shares in the three months ended March 31, 2014 and 5,971 shares in the three months ended March 31, 2013, respectively, to non-employee directors.

Note 14 — Commitments and Contingencies

We have potential contingent liabilities with respect to environmental matters related to our former operations in Brazil which were sold in 2003. Environmental cost-sharing arrangements are in place between the original owner and operator of these operations and between the Company and the subsequent purchaser of these operations. We have reviewed the limited information made available to us on the environmental conditions and are awaiting more detailed information from the purchaser. We cannot currently evaluate whether or not, or to what extent, we will be responsible for any remediation costs until more detailed information is received and validated.
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

	Three Months Ended March 31,
	2014	2013
Net Sales
Magnetic Technologies	$129.2	$137.1
Battery Technologies	40.5	41.0
Specialty Chemicals (a)	76.9	77.4
Advanced Materials	15.1	86.5
Intersegment items	—	(0.2)
	$261.7	$341.8
Operating profit (loss)
Magnetic Technologies (b)	$5.7	$6.4
Battery Technologies (b)	6.3	8.3
Specialty Chemicals (a)	7.4	7.0
Advanced Materials	(1.0)	1.7
Corporate	(9.9)	(9.3)
	8.5	14.1

Interest expense	(0.7)	(7.6)
Foreign exchange loss	(0.3)	(2.7)
Loss on divestiture of Advanced Materials business	(0.2)	(111.5)
Other expense, net	(0.6)	(0.7)
Income (loss) from continuing operations before income taxes	$6.7	$(108.4)

Expenditures for property, plant & equipment
Magnetic Technologies	$1.7	$2.9
Battery Technologies	0.9	1.1
Specialty Chemicals (a)	0.5	2.2
Advanced Materials	—	6.3
Corporate	0.1	—
	$3.2	$12.5
Depreciation and amortization
Magnetic Technologies	$11.8	$10.8
Battery Technologies	2.6	2.5
Specialty Chemicals (a)	3.6	3.8
Advanced Materials	—	4.2
Corporate	0.1	0.1
	$18.1	$21.4

(a)	The March 31, 2013 results related to the UPC business are excluded from the Specialty Chemicals segment.

(b)	The three months ended March 31, 2013 include costs related to cost reduction initiatives of $3.9 million in Magnetic Technologies and $0.2 million in Battery Technologies.

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

OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven diversified industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and renewable energy. Our business platforms use innovation and technology to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically through synergistic acquisitions, and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

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

We used the proceeds of these divestitures, along with cash on hand, to repay our remaining indebtedness.

We operate three strategic business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. We also have limited continuing involvement in the Advanced Materials business through transition agreements with the buyer as described below. Further discussion of and financial information for these segments, including external sales, operating profit and total assets, is contained in Note 15 to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

Magnetic Technologies
The Magnetic Technologies segment develops, manufactures and distributes high-performance, industrial-use magnetic materials and related products and systems with differentiated magnetic and/or performance properties. We offer a wide range of magnetic technology products, from magnetically soft products to some of the most powerful permanent magnets in the world. Our products are sold into a wide array of end markets, including automotive systems, electrical installation technology, industrial, retail and renewable energy.

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

Advanced Materials (divested)
As discussed above, we completed the divestiture of this business in March 2013. Through the date of the sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in the DRC-based joint venture known as GTL.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed, and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements have resulted in minimal statement of operations or cash flow impact for us and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Executive Overview - First Quarter 2014

First quarter net sales were $262 million, or $247 million on a pro forma basis excluding the divested Advanced Materials business. Rare earth pricing pass-throughs on the sales line were $6 million lower in the first quarter of 2014 compared to a year ago. Excluding the Advanced Materials sales and the rare earth pricing impact, sales were down 1% compared the first quarter of 2013 on slightly lower volumes in Magnetic Technologies. Sales in Battery Technologies and Specialty Chemicals were relatively flat in the first quarter of 2014 compared to the first quarter of 2013. Excluding the Advanced Materials business, adjusted operating profit and adjusted EBITDA were $7 million and $6 million lower, respectively, than a year ago, due primarily to one-time benefits in Magnetic Technologies in the first quarter of 2013 that were not expected to and did not repeat in 2014, and unfavorable product mix in Battery Technologies compared to a year ago. A reconciliation of US GAAP to adjusted numbers is contained on pages 18 and 19.

Consolidated Operating Results

	Three months ended
	March 31,
(in millions & percent of net sales)	2014		2013
Net sales	$261.7		$341.8
Cost of goods sold	199.8		267.6
Gross profit	61.9	23.7%	74.2	21.7%
Selling, general and administrative expenses	53.4	20.4%	60.1	17.6%
Operating profit	8.5	3.2%	14.1	4.1%
Loss on divestiture of Advanced Materials business	(0.2)		(111.5)
Other expense, net	(1.6)		(11.0)
Income tax expense	1.4		2.6
Income (loss) from continuing operations, net of tax	5.3		(111.0)
Loss from discontinued operations, net of tax	(0.1)		(0.5)
Consolidated net income (loss)	5.2		(111.5)
Net loss attributable to noncontrolling interest	—		(1.8)
Net income (loss) attributable to OM Group, Inc. common stockholders	$5.2		$(109.7)

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5.3		$(109.2)
Loss from discontinued operations, net of tax	(0.1)		(0.5)
Net income (loss)	$5.2		$(109.7)

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.16		$(3.43)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	—		(0.01)
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.16		$(3.44)

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

	For the quarter ended
	March 31, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$5.7	$6.3	$7.4	$(9.9)	$9.5	$(1.0)	$8.5
Depreciation and amortization	11.8	2.6	3.6	0.1	18.1	—	18.1
Adjusted EBITDA	$17.5	$8.9	$11.0	$(9.8)	$27.6	$(1.0)	$26.6

	March 31, 2013
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$6.4	$8.3	$7.0	$(9.3)	$12.4	$1.7	$14.1
Charges related to cost-reduction initiatives	3.9	0.2	—	—	4.1	—	4.1
Adjusted operating profit	10.3	8.5	7.0	(9.3)	$16.5	1.7	18.2
Depreciation and amortization	10.8	2.5	3.8	0.1	17.2	4.2	21.4
Adjusted EBITDA	$21.1	$11.0	$10.8	$(9.2)	33.7	$5.9	$39.6

Charges related to cost-reduction initiatives in the three months ended March 31, 2013 relate to actions during our 2013 enterprise-wide program to improve profitability, including headcount reductions, minor facility consolidation, supply chain optimization, corporate cost reductions and other structural changes.

	Three Months Ended
	March 31,
	2014		2013
	Amounts	Diluted EPS	Amounts	Diluted EPS
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$5.3	$0.16	$(109.2)	$(3.40)
Add (Less):
Loss on divestiture of Advanced Materials business	0.2	0.01	111.5	3.47
Charges related to cost-reduction initiatives	—	—	4.1	0.13
Tax effect of special items	—	—	(0.6)	(0.02)
Adjusted income from continuing operations attributable to OM Group, Inc.	$5.5	$0.17	$5.8	$0.18
Weighted average shares outstanding - diluted (a)		31.9		32.1
(a) For the three months ended March 31, 2013, because the reported loss from continuing operations is income on an adjusted basis, we used diluted shares to calculate EPS.
First Quarter of 2014 Compared with First Quarter of 2013
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended March 31, 2014, compared with the three months ended March 31, 2013:

	Net sales	Operating profit - as reported
2013	$341.8	$14.1
Change in 2013 from:
Magnetic Technologies	(7.9)	(0.7)
Battery Technologies	(0.5)	(2.0)
Specialty Chemicals	(0.5)	0.4
Advanced Materials	(71.4)	(2.7)
Corporate	—	(0.6)
Intersegment items	0.2	—
2014	$261.7	$8.5
Net sales decreased $80.1 million, or 23.4%, primarily due to the divestiture of Advanced Materials and lower sales in Magnetic Technologies driven by lower rare earth prices. These items were partially offset by by a favorable foreign currency impact in Magnetic Technologies due to the stronger Euro.
Gross profit decreased $12.3 million in the three months ended March 31, 2014 compared with the three months ended March 31, 2013, primarily due to the divestiture of Advanced Materials, which had an $11 million impact. As a percent of sales, gross margin increased to 23.7% in the first quarter of 2014 compared to 21.7% a year ago, driven by the divestiture of Advanced Materials, which had a gross margin in 2013 of approximately 13%.

Selling, general and administrative expenses (“SG&A”) decreased to $53.4 million in the three months ended March 31, 2014 from $60.1 million in the three months ended March 31, 2013, due primarily to the divestiture of Advanced Materials. SG&A as a percentage of net sales was 20.4% in the first quarter of 2014 compared with 17.6% in the first quarter of 2013; the higher percentage in 2014 is due to the divestiture of Advanced Materials, which had a low SG&A percentage.
The following table summarizes the components of Other expense, net for the three months ended March 31:

	2014	2013	Change
Interest expense	$(0.7)	$(7.6)	$6.9
Foreign exchange (loss)	(0.3)	(2.7)	2.4
Loss on divestiture of Advanced Materials business	(0.2)	(111.5)	111.3
Other expense, net	(0.6)	(0.7)	0.1
	$(1.8)	$(122.5)	$120.7

The decrease in interest expense is due to no debt outstanding in 2014 compared to 2013; the expense in 2014 relates to facility fees and amortization of finance costs. The foreign exchange loss in the three months ended March 31, 2014 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency balances. The loss in 2013 was due to the foreign exchange impact of Euro-denominated debt balances and the revaluation of the hold-back liability for the acquisition of Magnetic Technologies.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on divestiture of Advanced Materials business.

Income tax expense was $1.4 million on pre-tax income of $6.7 million for the three months ended March 31, 2014, resulting in an effective income tax rate of 20.7%. For the three months ended March 31, 2013, income tax expense was $2.6 million on pre-tax losses of $108.4 million. Excluding discrete and special items, our effective income tax rate for the three months ended March 31, 2013 was 29.3%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. The effective rate in 2014 is lower than the rate in 2013 due to the impact of the Advanced Materials divestiture and the mix of income earned by jurisdiction.
Segment Results and Corporate Expenses
Magnetic Technologies

The segment is focused on developing and leveraging its substantial patent portfolio to enter new markets and increase market share and on reducing its cost structure.

The primary raw materials used by Magnetic Technologies include the rare earth materials dysprosium and neodymium. Rare earth materials are currently available from a limited number of suppliers, primarily in China. Supply of rare earth materials is expected to increase as additional sources outside of China become available. We generally pass through rare earth prices to our customers in our selling prices, although timing differences can result between changes in selling prices and inventory costs.

The following table identifies the components of change in net sales and operating profit (loss):

	Three Months Ended
	March 31,
	Net sales	Operating profit	Adjusted operating profit
2013	$137.1	$6.4	$10.3
Increase (decrease) in 2014 from:
Volume/mix	(3.5)	(1.3)	(1.3)
Selling price	(0.3)	(0.3)	(0.3)
Rare earth pricing effects	(6.4)	(2.1)	(2.1)
Charges related to cost-reduction initiatives	—	3.9	—
Foreign currency	2.3	0.3	0.3
Other	—	(1.2)	(1.2)
2014	$129.2	$5.7	$5.7

Net sales declined in the 2014 period compared to the prior year period due primarily to lower rare earth prices, resulting in lower pass-through on the sales line, and decreased volumes due to weaker customer demand in certain European end markets. Net sales in the 2014 first quarter were positively impacted by the stronger Euro in the current year period.
Operating profit was lower in the first quarter of 2014 compared to 2013 due primarily to the impact of rare earth prices, decreased volumes and the accrual of a one-time benefit in the 2013 period that did not repeat in 2014. The decreases were partially offset by the full benefits from 2013 cost-reduction actions.

Charges related to cost-reduction initiatives in the first quarter ended March 31, 2013 relate to the cost reduction actions previously described.

Battery Technologies

The segment is focused on developing new battery chemistries and products, expanding its served markets and reducing its cost structure in response to the uncertainty of U.S. government spending.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended
	March 31,
	Net sales	Operating profit	Adjusted operating profit
2013	$41.0	$8.3	$8.5
Increase (decrease) in 2014 from:
Volume	—	—	—
Selling price/mix	(0.5)	(1.4)	(1.4)
Charges related to cost-reduction initiatives	—	0.2	—
Other	—	(0.8)	(0.8)
2014	$40.5	$6.3	$6.3

Net sales in the first quarter of 2014 were nearly flat when compared to the first quarter of 2013, as higher volumes in medical essentially offset lower volumes in defense and aerospace applications.

Operating profit in the 2014 period compared to the 2013 period was lower due primarily to unfavorable mix in defense applications, partially offset by the favorable impact of higher medical sales.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At March 31, 2014, backlog was $125.4 million, compared to $135.2 million at December 31, 2013. Of this amount, $96.2 million is expected to be converted to sales by December 31, 2014, with the remainder in future periods.

Charges related to cost-reduction initiatives in the three months ended March 31, 2013 relate to the cost reduction actions previously described.

Specialty Chemicals

This segment is focused on organic growth through broadened product offerings, leveraging its formulations and technical application expertise, as well as through geographic expansion and market penetration.

The following table identifies the components of change in net sales and operating profit:

	Three Months Ended
	March 31,
	Net sales	Operating profit
2013	$77.4	$7.0
Increase (decrease) in 2014 from:
Volume	(1.5)	(0.7)
Selling price/mix	0.6	1.4
Foreign currency	0.7	—
Other	(0.3)	(0.3)
2014	$76.9	$7.4
Sales were slightly lower in the first quarter of 2014 compared to 2013 due primarily to lower sales volumes in the photomasks business. Operating profit was slightly higher due primarily to favorable mix and the focus on higher-value products in electronic chemicals.

Advanced Materials

As described above, we divested this business as of March 29, 2013. Activity in this segment beginning in the second quarter of 2013 represents performance under the transition agreements described above, which have resulted in minimal impact on our operating profit and cash flows.

During 2012 and through the date of the sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

For the three months ended March 31:

	Three Months Ended March 31,
	2014	2013
Net sales	$15.1	$86.5

Operating profit	$(1.0)	$1.7

Corporate Expenses

Corporate expenses are those expenses that support the operating segments but are not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as share-based compensation for the entire Company. Corporate expenses were $9.9 million in the first quarter of 2014 as compared with $9.3 million in the first quarter of 2013.

Liquidity and Capital Resources
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are presented in the following table and discussed in the related narrative:

	Three months ended
	March 31,
	2014	2013
Net cash provided by (used for):
Operating activities	$(2.8)	$(17.6)
Investing activities	(3.2)	289.6
Financing activities	(2.7)	(379.6)
Effect of exchange rate changes on cash	(0.1)	(2.2)
Cash used by discontinued operations	—	(2.6)
Net change in cash and cash equivalents	$(8.8)	$(112.4)

Operating Activities
In the first three months of 2014, cash outflow from operating activities was $2.8 million compared with a cash outflow of $17.6 million in the same period of the prior year. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows.

Investing Activities
We used $3.2 million of cash for capital expenditures in the first three months of 2014 primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. We expect to fund 2014 capital expenditures through cash generated from operations and cash on hand at March 31, 2014. Net cash provided by investing activities in the first three months of 2013 included net proceeds of $302.1 million from the divestiture of the Advanced Materials business, less capital expenditures of $12.5 million.

Financing Activities
We used $2.4 million of cash to pay dividends in the first three months of 2014. The decrease in cash used in financing activities as of March 31, 2014 compared to March 31, 2013 was primarily due to pre-payment of long-term debt from funds received when we divested our Advanced Materials business, additional pre-payment of long-term debt utilizing cash on hand and repurchases of common stock in 2013.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of March 31, 2014, most of our cash and cash equivalents were held outside the United States, primarily in Germany. If the amounts held outside the U.S. were repatriated to the U.S. then, under current law, the repatriated amounts would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances where generated and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of future foreign earnings, and external borrowings. We expect our available cash, 2014 operating cash flows and availability under our credit facility described below to be adequate to fund 2014 operating needs and capital expenditures.
Debt and Other Financing Activities
Our Senior Secured Revolving Credit Facility (“the Facility”) provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018. See Note 5 in the Notes in our Unaudited Consolidated Financial Statements included in this Form 10-Q for further discussion of the Facility.
Contractual Obligations
Since December 31, 2013, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in the Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited condensed consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of our results of operations to similar businesses. There have been no changes to the critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2013.
Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that we believe may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the quantitative and qualitative disclosure about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended March 31, 2014 and materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
OM GROUP, INC.

Date: April 30, 2014	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)