Form 10-Q
period 2014-06-30
OM GROUP INC
filed 2014-08-01
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of July 31, 2014 the registrant had 31,780,433 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.
PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
(In millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$114.3	$118.4
Accounts receivable, less allowance of $2.4 in 2014 and $3.9 in 2013	170.5	150.7
Inventories	243.8	240.9
Other current assets	19.4	32.3
Total current assets	548.0	542.3
Property, plant and equipment, net	328.6	345.6
Goodwill	431.6	432.7
Intangible assets, net	388.6	403.0
Other non-current assets	58.5	59.5
Total assets	$1,755.3	$1,783.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	87.3	93.6
Accrued employee costs	35.4	36.2
Purchase price of VAC payable to seller	52.6	52.5
Other current liabilities	54.3	63.4
Total current liabilities	229.6	245.7
Deferred income taxes	101.3	102.5
Pension liabilities	218.4	220.5
Purchase price of VAC payable to seller	11.3	11.3
Other non-current liabilities	38.7	43.3
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,960,027 shares issued in 2014 and 32,304,490 shares issued in 2013	0.3	0.3
Capital in excess of par value	644.2	639.8
Retained earnings	592.5	587.2
Treasury stock (1,175,984 shares in 2014 and 825,956 shares in 2013, at cost)	(33.0)	(22.3)
Accumulated other comprehensive loss	(48.0)	(45.2)
Total equity	1,156.0	1,159.8
Total liabilities and equity	$1,755.3	$1,783.1
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In millions, except per share data)
Net sales	$297.5	$279.4	$559.2	$621.1
Cost of goods sold	234.4	215.6	434.2	483.1
Gross profit	63.1	63.8	125.0	138.0
Selling, general and administrative expenses	53.2	54.6	106.6	114.7
Operating profit	9.9	9.2	18.4	23.3
Other expense:
Interest expense	(0.6)	(1.8)	(1.3)	(9.5)
Foreign exchange (loss) gain	(0.9)	2.8	(1.2)	0.2
Loss on divestiture of Advanced Materials business	(0.8)	(0.5)	(1.0)	(112.1)
Other, net	(0.7)	0.3	(1.4)	(0.3)
Income (loss) from continuing operations before income tax expense	6.9	10.0	13.5	(98.4)
Income tax expense	1.8	1.9	3.1	4.5
Income (loss) from continuing operations, net of tax	5.1	8.1	10.4	(102.9)
Loss from discontinued operations, net of tax	(0.3)	(11.4)	(0.3)	(11.9)
Consolidated net income (loss)	4.8	(3.3)	10.1	(114.8)
Net loss attributable to noncontrolling interests	—	—	—	1.7
Net income (loss) attributable to OM Group, Inc. common stockholders	$4.8	$(3.3)	$10.1	$(113.1)
Earnings (loss) per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.16	$0.26	$0.33	$(3.19)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	(0.37)	(0.01)	(0.38)

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.15	$(0.11)	$0.32	$(3.57)
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.16	$0.26	$0.33	$(3.19)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	(0.37)	(0.02)	(0.38)

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.15	$(0.11)	$0.31	$(3.57)

Weighted average shares outstanding
Basic	31.5	31.5	31.5	31.7
Assuming dilution	31.8	31.6	31.9	31.7

Dividends declared per common share	$0.075	$—	$0.15	$—

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5.1	$8.1	$10.4	$(101.2)
Loss from discontinued operations, net of tax	(0.3)	(11.4)	(0.3)	(11.9)
Net income (loss)	$4.8	$(3.3)	$10.1	$(113.1)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
(In millions)
Consolidated net income (loss)	$4.8	$(3.3)	$10.1	$(114.8)
Foreign currency translation adjustments	(1.3)	9.1	(3.2)	(16.3)
Reclassification of foreign currency translation adjustment related to the discontinued operations into earnings	—	8.8	—	8.8
Reclassification of hedging activities into earnings, net of tax	0.1	—	0.2	—
Unrealized loss on cash flow hedges, net of tax	—	(0.1)	—	(0.1)
Pension adjustment	0.1	0.5	0.2	0.6
Net change in accumulated other comprehensive income	(1.1)	18.3	(2.8)	(7.0)
Comprehensive income (loss)	3.7	15.0	7.3	(121.8)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1.7
Comprehensive income (loss) attributable to OM Group, Inc.	$3.7	$15.0	$7.3	$(120.1)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
(In millions)
Operating activities
Consolidated net income (loss)	$10.1	$(114.8)
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Loss from discontinued operations	0.3	11.9
Depreciation and amortization	36.4	38.1
Amortization of deferred financing fees	0.5	2.0
Share-based compensation expense	4.4	3.2
Foreign exchange loss (gain)	1.2	(0.2)
Loss on divestiture of Advanced Materials business	1.0	112.1
Other non-cash items	1.2	5.8
Changes in operating assets and liabilities, excluding the effect of divestitures:
Accounts receivable	(20.3)	(34.7)
Inventories	(4.5)	16.8
Accounts payable	(6.1)	1.6
Accrued tax	(2.6)	(23.9)
Other, net	0.2	(24.7)
Net cash provided by (used for) operating activities	21.8	(6.8)
Investing activities
Expenditures for property, plant and equipment	(10.8)	(21.3)
Proceeds from divestiture of Advanced Materials business	—	302.1
Proceeds from divestiture of UPC business	—	63.3
Proceeds from sale of property	1.0	—
Net cash (used for) provided by investing activities	(9.8)	344.1
Financing activities
Payments of long-term debt	—	(466.5)
Dividends paid	(4.8)	—
Proceeds from exercise of stock options	0.5	1.0
Debt issuance costs	(0.1)	—
Payment related to surrendered shares	(0.7)	(0.6)
Share repurchases	(10.0)	(14.1)
Net cash used for financing activities	(15.1)	(480.2)
Effect of exchange rate changes on cash	(0.2)	(1.4)
Cash and cash equivalents
Decrease from continuing operations	(3.3)	(144.3)
Discontinued operations - net cash used by operating activities	(0.8)	(0.3)
Discontinued operations - net cash used for investing activities	—	(2.4)
Balance at the beginning of the period	118.4	227.6
Balance at the end of the period	$114.3	$80.6
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

On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business (including its cobalt refinery assets in Kokkola, Finland) and the transfer of our 55% equity interests in the DRC-based joint venture known as GTL to the joint venture partners, subject to a security interest in favor of OM Group with respect to the joint venture's performance related to certain supply agreements. Until March 29, 2013, we consolidated the GTL joint venture because we had a controlling interest. Noncontrolling interest was recorded for the remaining 45% interest. See note 4 - Acquisitions and Divestitures.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at June 30, 2014 and the results of our income (loss), comprehensive income (loss) and cash flows for the six months ended June 30, 2014 and 2013 have been included. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 — Recently Issued Accounting Guidance

Accounting Guidance adopted in 2014

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The update amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The amendments are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 may have on our results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11 Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward exists. The update requires companies to offset a liability recorded for an unrecognized tax benefit against a related deferred tax asset of a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this guidance as of March 31, 2014 and reclassified a portion of our uncertain tax position accrual to net against the related deferred tax assets. Such adoption did not have an effect on our results of operations or financial position.

Note 3 — Inventories

Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Raw materials and supplies	$88.1	$83.3
Work-in-process	115.1	122.2
Finished goods	40.6	35.4
	$243.8	$240.9

Note 4 — Acquisitions and Divestitures

(a) Acquisitions

VAC

Our Magnetic Technologies segment consists of VAC Holding GmbH ("VAC"), which we acquired in 2011. The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group within two years of the closing date of the acquisition with certain exceptions related to tax matters. In August 2013, we remitted a payment of $23.0 million to the seller of VAC. We remain in discussions with the seller regarding the remainder of the withheld consideration which covers unresolved claims.

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
In connection with this transaction we received cash proceeds of $329 million. We received $302 million of net proceeds at closing and additional proceeds of $27 million as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet in July 2013. Including the adjustment to the purchase price, a loss of $112 million was recorded on the divestiture, which included a $10 million write-off of deferred financing fees related to the required debt pre-payment, a reserve for a note receivable from joint venture partner of $16 million and transaction expenses of $9 million. In the second quarter 2014, we incurred legal costs related to a post-close legal matter and recorded an additional loss of $0.8 million.
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

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) we act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years, subject to delivery of 7,000 MT of cobalt feed and extendable for up to an additional six months in order to deliver 7,000 MT of cobalt feed; and, (2) we served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements have minimal effect on our results of operations or cash flow and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Ultra Pure Chemicals
On May 31, 2013, we completed the sale of our Ultra Pure Chemicals (UPC) business. In connection with this transaction we received cash proceeds of $63 million, which included an estimated $3 million working capital adjustment. A loss, net of tax, of $9.8 million was recorded on the divestiture at the time of sale, which included a gain of $1.5 million on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1.0 million. In the second quarter 2014, we settled the outstanding working capital items and recorded an additional loss of $0.2 million.

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

A summary of our discontinued operations activity is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net Sales	$—	$16.0	$—	$38.5

Loss from operations of divested business (net of tax)	$(0.1)	$(1.6)	$(0.1)	$(2.1)
Loss on disposal of business (net of tax)	(0.2)	(9.8)	(0.2)	(9.8)
Loss from discontinued operations (net of tax)	$(0.3)	$(11.4)	$(0.3)	$(11.9)

Loss per share from discontinued operations (net of tax):
Basic	$(0.01)	$(0.37)	$(0.01)	$(0.38)
Diluted	$(0.01)	$(0.37)	$(0.01)	$(0.38)

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

As of June 30, 2014, we have no obligations outstanding under the Facility, and we are in compliance with all of the covenants.

Note 6 — Derivative Instruments

Interest Rate Risk

From time to time we have utilized interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

We had interest rate swaps with notional values that totaled $114.5 million at March 31, 2013. Following the full repayment of the Term B facility at the end of March 2013, we elected in April 2013 to terminate all the remaining interest swap contracts. The AOCI at the time of the termination represented an immaterial cumulative loss related to these contracts, which was reclassified to earnings in the second quarter 2013. There was no hedge ineffectiveness in the six months ended June 30, 2013 for these hedges.

Commodity Price Risk

In May 2013, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 and 2014 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts were designated as cash flow hedges for accounting purposes and were settled during the second quarter 2014. There was no hedge ineffectiveness in the six months ended June 30, 2014 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration payable	1.5	—	—	1.5

Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2013 or 2014.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2013	$1.4
Accretion expense		0.1
Foreign exchange		—
Fair Value at	June 30, 2014	$1.5

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($27.3 million at June 30, 2014) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the contingent consideration. Contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt outstanding at any time during 2013 had a fair value based on quoted market prices in previous periods, which are Level 1 inputs. There was no long-term debt outstanding as of June 30, 2014. Outstanding derivative instruments were recorded at fair value as indicated above. There were no outstanding derivative instruments as of June 30, 2014.

Note 8 — Income Taxes

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our major tax jurisdictions include the U.S. and Germany. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. Finnish tax authorities completed the examination of our Finnish tax returns for the years 2007-2011.  VAC's German tax returns have been audited through 2005. We are indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. German tax authorities are currently examining VAC's income tax returns for the years 2006-2011.

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

Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
United States	$0.6	$0.2	$(2.3)	$(3.7)
Outside the United States	6.3	9.8	15.8	(94.7)
Income (loss) from continuing operations before income tax expense	$6.9	$10.0	$13.5	$(98.4)

Effective Income Tax Rate	25.8%	18.7%	23.3%	(4.5)%

The effective income tax rates for the three months ended June 30, 2014 and June 30, 2013 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Finland, Malaysia and Taiwan) and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit, which were higher in the three months ended June 30, 2014 than the three months ended June 30, 2013.
As of June 30, 2014, we have provided a valuation allowance against certain jurisdictions’ deferred tax assets. Realization of deferred tax assets is dependent on generating sufficient taxable income within the carryback or carry forward period under the relevant tax laws.

Note 9 — Defined Benefit Plans

At June 30, 2014 and December 31, 2013, we had pension liabilities of $227.9 million and $230.0 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	2.3	2.1	4.7	4.2
Amortization of unrecognized net loss	0.1	0.2	0.2	0.4
Expected return on plan assets	(2.6)	(2.7)	(5.1)	(5.2)
Total expense	$0.1	$(0.1)	$0.4	$—

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$1.7	$1.2	$3.4	$2.4
Interest cost	1.5	1.5	3.1	2.9
Amortization of unrecognized net loss	0.3	0.3	0.5	0.5
Total expense	$3.5	$3.0	$7.0	$5.8

Note 10 — Dividends Issued

On February 11, 2014, our Board of Directors approved a dividend of $0.075 per share to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on February 24, 2014. The $2.4 million of dividends were paid to stockholders of record on March 7, 2014.

On May 13, 2014, our Board of Directors approved a dividend of $0.075 per share to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on May 23, 2014. The $2.4 million of dividends were paid to stockholders of record on June 6, 2014.

Note 11 — Share Repurchase Program

On January 21, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50 million of the Company's outstanding common shares through open market repurchases, negotiated block transactions or open market solicitation for shares. In 2013 we repurchased 0.6 million of our common shares for consideration of $14.1 million. We purchased an additional 0.3 million shares during the three months ended June 30, 2014 for consideration of $10.0 million. These shares are accounted for as treasury shares and the purchases were funded from our available cash balances.

Note 12 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Beginning Balance at January 1, 2014	$4.1	(0.2)	(49.1)	(45.2)
Other comprehensive income (loss) before reclassifications	(3.2)	—	0.2	(3.0)
Amounts reclassified from accumulated other comprehensive (income) loss	—	0.2	—	0.2
Net current-period other comprehensive income (loss)	(3.2)	0.2	0.2	(2.8)
Ending balance at June 30, 2014	$0.9	$—	$(48.9)	$(48.0)

(b) Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on cash flow hedging derivatives	0.2	Interest expense

Note 13 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5.1	$8.1	$10.4	$(101.2)

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.16	$0.26	$0.33	$(3.19)

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.16	$0.26	$0.33	$(3.19)

Weighted average shares outstanding — basic	31.5	31.5	31.5	31.7
Dilutive effect of stock options and restricted stock	0.3	0.1	0.4	—
Weighted average shares outstanding — assuming dilution	31.8	31.6	31.9	31.7

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Amounts attributable to OM Group, Inc. common stockholders:

Net income (loss)	$4.8	$(3.3)	$10.1	$(113.1)

Earnings (loss) per common share - basic:
Net income (loss)	$0.15	$(0.11)	$0.32	$(3.57)

Earnings per common share - assuming dilution:
Net income (loss)	$0.15	$(0.11)	$0.31	$(3.57)

Weighted average shares outstanding — basic	31.5	31.5	31.5	31.7
Dilutive effect of stock options and restricted stock	0.3	0.1	0.4	—
Weighted average shares outstanding — assuming dilution	31.8	31.6	31.9	31.7

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

In the three and six months ended June 30, 2014, stock options to purchase 0.1 million and 0.1 million shares, respectively, and in the three months ended June 30, 2013 stock options to purchase 0.3 million shares of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 14 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Stock options and restricted stock awards	$1.7	$1.4	$3.9	$2.7
Restricted stock unit awards	—	0.1	$0.2	$0.2
Share-based compensation expense - employees	$1.7	$1.5	$4.1	$2.9

Share-based compensation expense - non-employee directors	$0.1	$0.1	$0.3	$0.2

No tax benefit for share-based compensation was realized during 2014 or 2013 as a result of a valuation allowance against the deferred tax assets.

At June 30, 2014, there was $9.5 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $3.4 million in the last six months of 2014, $4.8 million in 2015, and $1.4 million in 2016 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued, the 2007 plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the last trading date of the quarter. Pursuant to the 2007 plan, we issued 3,976 and 7,084 shares in the three and six months ended June 30, 2014 and 5,078 and 11,049 shares in the three and six months ended June 30, 2013, respectively, to non-employee directors.

Note 15 — Commitments and Contingencies

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

Note 16 — Reportable Segments
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales
Magnetic Technologies	$130.9	$128.9	$260.1	$266.0
Battery Technologies	41.0	40.2	81.5	81.2
Specialty Chemicals (a)	81.9	83.4	158.8	160.7
Advanced Materials	43.7	26.9	58.8	113.3
Intersegment items	—	—	—	(0.1)
	$297.5	$279.4	$559.2	$621.1
Operating profit (loss)
Magnetic Technologies (b)	$3.2	$1.2	$8.9	$7.5
Battery Technologies (b)	8.1	8.2	14.5	16.5
Specialty Chemicals (a) (b) (c)	8.5	8.2	15.9	15.2
Advanced Materials	(2.5)	(0.4)	(3.5)	1.4
Corporate	(7.4)	(8.0)	(17.4)	(17.3)
	$9.9	$9.2	$18.4	$23.3

Interest expense	$(0.6)	$(1.8)	$(1.3)	$(9.5)
Foreign exchange loss	(0.9)	2.8	(1.2)	0.2
Loss on divestiture of Advanced Materials business	(0.8)	(0.5)	(1.0)	(112.1)
Other expense, net	(0.7)	0.3	(1.4)	(0.3)
Income (loss) from continuing operations before income taxes	$6.9	$10.0	$13.5	$(98.4)

Expenditures for property, plant & equipment
Magnetic Technologies	$6.0	$5.1	$7.7	$8.0
Battery Technologies	0.5	0.8	1.4	1.9
Specialty Chemicals (a)	1.0	2.8	1.5	5.0
Advanced Materials	—	—	—	6.4
Corporate	0.1	—	0.2	—
	$7.6	$8.7	$10.8	$21.3
Depreciation and amortization
Magnetic Technologies	$11.9	$10.7	$23.7	$21.5
Battery Technologies	2.6	2.5	5.1	5.0
Specialty Chemicals (a)	3.5	3.6	7.1	7.5
Advanced Materials	—	(0.3)	—	3.9
Corporate	0.3	0.1	0.5	0.2
	$18.3	$16.6	$36.4	$38.1

(a)	The June 30, 2013 results related to the UPC business are excluded from the Specialty Chemicals segment.

(b)
The three months and six ended June 30, 2013 include costs related to cost reduction initiatives of $0.4 million and $4.2 million in Magnetic Technologies, $0.5 million and $0.7 million in Battery Technologies, and $1.1 million and $1.1 million in Specialty Chemicals, respectively.

(c)	The three months and six ended June 30, 2014 include costs related to cost reduction initiatives of $0.4 million in Specialty Chemicals.

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

OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven diversified industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and renewable energy. Our business platforms use innovation and technology to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically through complementary acquisitions, and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

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

We used the proceeds of these divestitures, along with cash on hand, to repay our remaining indebtedness in 2013.

We operate three strategic business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. We also have limited continuing involvement in the Advanced Materials business through transition agreements with the buyer as described below. Further discussion of and financial information for these segments, including external sales, operating profit and total assets, is contained in Note 16 to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

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

Executive Overview - Second Quarter 2014

Net sales in the second quarter were $298 million, or $254 million on a pro forma basis excluding the divested Advanced Materials business. Excluding the Advanced Materials sales, consolidated sales were up 0.5% compared to the second quarter of 2013. Sales were 2% higher in Magnetic Technologies due primarily to a higher Euro/U.S. dollar exchange rate and increased sales volumes, partially offset by the impact of lower rare earth prices, resulting in lower pass-through on the sales line. Battery Technologies net sales increased 2% over the second quarter of 2013 due to favorable product sales mix. Sales in Specialty Chemicals were down 2% compared to the second quarter of 2013 due to lower sales volumes into the electronics, coatings and tire end markets, partially offset by favorable mix. Excluding the Advanced Materials business, adjusted operating profit and adjusted EBITDA in the 2014 second quarter were $12 million and $31 million, respectively. These profit amounts are 8% higher than a year ago, due primarily to increased profitability in Magnetic Technologies driven by higher sales volumes, and lower Corporate costs. A reconciliation of US GAAP to adjusted numbers is contained on pages 20 and 21.

Consolidated Operating Results

	Three months ended				Six months ended
	June 30,				June 30,
(in millions & percent of net sales)	2014		2013		2014		2013
Net sales	$297.5		$279.4		$559.2		$621.1
Cost of goods sold	234.4		215.6		434.2		483.1
Gross profit	63.1	21.2%	63.8	22.8%	125.0	22.4%	138.0	22.2%
Selling, general and administrative expenses	53.2	17.9%	54.6	19.5%	106.6	19.1%	114.7	18.5%
Operating profit	9.9	3.3%	9.2	3.3%	18.4	3.3%	23.3	3.8%
Loss on divestiture of Advanced Materials business	(0.8)		(0.5)		(1.0)		(112.1)
Other (expense) gain, net	(2.2)		1.3		(3.9)		(9.6)
Income tax expense	1.8		1.9		3.1		4.5
Income (loss) from continuing operations, net of tax	5.1		8.1		10.4		(102.9)
Loss from discontinued operations, net of tax	(0.3)		(11.4)		(0.3)		(11.9)
Consolidated net income (loss)	4.8		(3.3)		10.1		(114.8)
Net loss attributable to noncontrolling interest	—		—		—		1.7
Net income (loss) attributable to OM Group, Inc. common stockholders	$4.8		$(3.3)		$10.1		$(113.1)

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5.1		$8.1		$10.4		$(101.2)
Loss from discontinued operations, net of tax	(0.3)		(11.4)		(0.3)		(11.9)
Net income (loss)	$4.8		$(3.3)		$10.1		$(113.1)

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.16		$0.26		$0.33		$(3.19)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.37)		(0.02)		(0.38)
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.15		$(0.11)		$0.31		$(3.57)

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

	For the quarter ended
	June 30, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$3.2	$8.1	$8.5	$(7.4)	$12.4	$(2.5)	$9.9
Charges related to cost-reduction initiatives	—	—	0.4	—	0.4	—	0.4
Adjusted operating profit	3.2	8.1	8.9	(7.4)	12.8	(2.5)	10.3
Depreciation and amortization	11.9	2.6	3.5	0.3	18.3	—	18.3
Adjusted EBITDA	$15.1	$10.7	$12.4	$(7.1)	$31.1	$(2.5)	$28.6

	June 30, 2013
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$1.2	$8.2	$8.2	$(8.0)	$9.6	$(0.4)	$9.2
Charges related to cost-reduction initiatives	0.4	0.5	1.1	—	2.0	—	2.0
Adjusted operating profit	1.6	8.7	9.3	(8.0)	$11.6	(0.4)	11.2
Depreciation and amortization	10.7	2.5	3.6	0.1	16.9	(0.3)	16.6
Adjusted EBITDA	$12.3	$11.2	$12.9	$(7.9)	28.5	$(0.7)	$27.8

	For the six months ended
	June 30, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$8.9	$14.5	$15.9	$(17.4)	$21.9	$(3.5)	$18.4
Charges related to cost-reduction initiatives	—	—	0.4	—	0.4	—	0.4
Adjusted operating profit	8.9	14.5	16.3	(17.4)	22.3	(3.5)	18.8
Depreciation and amortization	23.7	5.1	7.1	0.5	36.4	—	36.4
Adjusted EBITDA	$32.6	$19.6	$23.4	$(16.9)	$58.7	$(3.5)	$55.2

	June 30, 2013
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$7.5	$16.5	$15.2	$(17.3)	$21.9	$1.4	$23.3
Charges related to cost-reduction initiatives	4.2	0.7	1.1	—	6.0	—	6.0
Adjusted operating profit	11.7	17.2	16.3	(17.3)	27.9	1.4	29.3
Depreciation and amortization	21.5	5.0	7.5	0.2	34.2	3.9	38.1
Adjusted EBITDA	$33.2	$22.2	$23.8	$(17.1)	$62.1	$5.3	$67.4

Charges related to cost-reduction initiatives in the three and six months ended June 30, 2013 relate to actions during our 2013 enterprise-wide program to improve profitability, including headcount reductions, minor facility consolidation, supply chain optimization, corporate cost reductions and other structural changes.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
	Amounts	Diluted EPS	Amounts	Diluted EPS	Amounts	Diluted EPS	Amounts	Diluted EPS
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$5.1	$0.16	$8.1	$0.26	$10.4	$0.33	$(101.2)	$(3.17)
Add (Less):
Loss on divestiture of Advanced Materials business	0.8	0.03	0.5	0.02	1.0	0.03	112.1	3.52
Charges related to cost-reduction initiatives	0.4	0.01	2.0	0.06	0.4	0.01	6.0	0.19
Acceleration of deferred financing fees	—	—	0.5	0.01	—	—	0.5	0.01
Tax effect of special items	—	—	(0.3)	(0.01)	—	—	(0.9)	(0.03)
Adjusted income from continuing operations attributable to OM Group, Inc.	$6.3	$0.20	$10.8	$0.34	$11.8	$0.37	$16.5	$0.52
Weighted average shares outstanding - diluted (a)		31.8		31.6		31.9		31.8
(a) For the six months ended June 30, 2013, because the reported loss from continuing operations is income on an adjusted basis, we used diluted shares to calculate EPS.
Second Quarter of 2014 Compared with Second Quarter of 2013
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended June 30, 2014, compared with the three months ended June 30, 2013:

	Net sales	Operating profit - as reported
2013	$279.4	$9.2
Change in 2013 from:
Magnetic Technologies	2.0	2.0
Battery Technologies	0.8	(0.1)
Specialty Chemicals	(1.5)	0.3
Advanced Materials	16.9	(2.1)
Corporate	—	0.6
Intersegment items	—	—
2014	$297.6	$9.9
Net sales increased $18.2 million, or 6.5%, primarily due to higher sales in Advanced Materials. Excluding Advanced Materials, pro forma sales were relatively flat in the second quarter of 2014 compared to the 2013 period. This was due to a higher Euro/U.S. dollar exchange rate and increased sales volumes in Magnetic Technologies, partially offset by the impact of lower rare earth prices, resulting in lower pass-through on the sales line. Battery Technologies net sales increased 2% over the second quarter of 2013 due to favorable product sales mix. Sales in Specialty Chemicals were down 2% compared to the second quarter of 2013 due to lower sales volumes into the electronics, coatings and tire end markets, partially offset by favorable mix.
Gross profit decreased $0.7 million, or 1%, in the three months ended June 30, 2014 compared with the three months ended June 30, 2013. As a percent of sales, gross margin decreased to 21.2% in the second quarter of 2014 compared to 22.8% a year ago, driven primarily by slightly lower margins in the Magnetic Technologies business.
Selling, general and administrative expenses (“SG&A”) decreased to $53.2 million in the three months ended June 30, 2014 from $54.6 million in the three months ended June 30, 2013, due primarily to the effect of cost-reduction activities in Magnetic Technologies and Corporate, partially offset by increased expenses in Advanced Materials due to increased sales levels. SG&A as a percentage of net sales was 17.9% in the second quarter of 2014 compared with 19.5% in the second quarter of 2013; the lower percentage in 2014 is due primarily to the cost improvements at Magnetic Technologies and Corporate.
The following table summarizes the components of Other expense, net for the three months ended June 30:

	2014	2013	Change
Interest expense	$(0.6)	$(1.8)	$1.2
Foreign exchange (loss)	(0.9)	2.8	(3.7)
Loss on divestiture of Advanced Materials business	(0.8)	(0.5)	(0.3)
Other expense, net	(0.7)	0.3	(1.0)
	$(3.0)	$0.8	$(3.8)

The decrease in interest expense is due to no debt outstanding in 2014 compared to 2013; the expense in 2014 relates to facility fees and amortization of finance costs. The foreign exchange loss in the three months ended June 30, 2014 is primarily related to weakening of the Euro versus the U.S. dollar during the quarter and the resulting impact on the revaluation of non-functional currency balances. The gain in 2013 was due to strengthening of the Euro versus the U.S. dollar during the quarter and the resulting impact on the revaluation of non-functional currency cash and debt balances.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on divestiture of Advanced Materials business.

Income tax expense in the second quarter of 2014 was $1.8 million on pre-tax income of $6.9 million, resulting in an effective income tax rate of 25.8%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. For the three months ended June 30, 2013, income tax expense was $1.9 million on pre-tax income of $10.0 million.
Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
The following table identifies, by segment, the components of change in net sales and operating profit for the six months ended June 30, 2014, compared with the six months ended June 30, 2013:

	Net sales	Operating profit - as reported
2013	$621.1	$23.3
Change in 2013 from:
Magnetic Technologies	(5.9)	1.4
Battery Technologies	0.3	(2.0)
Specialty Chemicals	(1.9)	0.7
Advanced Materials	(54.5)	(4.9)
Corporate	—	(0.1)
Intersegment items	0.1	—
2014	$559.2	$18.4
Net sales in the six months ended June 30, 2014 decreased $61.9 million, or 10.0%, compared to the six months ended June 30, 2013 primarily due to the divestiture of Advanced Materials.
Gross profit decreased $13.0 million in the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily due to the divestiture of Advanced Materials, which had an $11.5 million impact. As a percent of sales, gross margin remained relatively flat at 22.4% compared to 22.2% a year ago.
Selling, general and administrative expenses (“SG&A”) decreased to $106.6 million in the six months ended June 30, 2014 from $114.7 million in the six months ended June 30, 2013, due primarily to the divestiture of Advanced Materials. SG&A as a percentage of net sales was 19.1% in the year-to-date period ended June 30, 2014 compared with 18.5% in the comparable 2013 period; the higher percentage in 2014 is due to the divestiture of Advanced Materials, which had a low SG&A percentage.
The following table summarizes the components of Other expense, net for the six months ended June 30:

	2014	2013	Change
Interest expense	$(1.3)	$(9.5)	$8.2
Foreign exchange (loss)	(1.2)	0.2	(1.4)
Loss on divestiture of Advanced Materials business	(1.0)	(112.1)	111.1
Other expense, net	(1.4)	(0.3)	(1.1)
	$(4.9)	$(121.7)	$116.8

The decrease in interest expense is due to no debt outstanding in 2014 compared to 2013; the expense in 2014 relates to facility fees and amortization of finance costs. The foreign exchange loss in the six months ended June 30, 2014 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency balances.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on divestiture of Advanced Materials business.

Income tax expense was $3.1 million on pre-tax income of $13.5 million for the six months ended June 30, 2014, resulting in an effective income tax rate of 23.3%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. For the six months ended June 30, 2013, income tax expense was $4.5 million on pre-tax losses of $98.4 million.
Segment Results and Corporate Expenses
Magnetic Technologies

The segment is focused on developing and leveraging its substantial patent portfolio to develop new applications, enter new markets and increase market share and on reducing its cost structure.

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

The following table identifies the components of changes in net sales and operating profit (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2013	$128.9	$1.2	$1.6	$266.0	$7.5	$11.7
Increase (decrease) in 2014 from:
Volume/mix	4.7	2.0	2.0	1.2	0.7	0.7
Selling price	(0.5)	(0.5)	(0.5)	(0.9)	(0.9)	(0.9)
Rare earth pricing effects	(6.3)	(0.6)	(0.6)	(12.7)	(2.8)	(2.8)
Charges related to cost-reduction initiatives	—	0.4	—	—	4.2	—
Foreign currency	6.2	0.3	0.3	10.9	0.6	0.6
Other	(2.1)	0.4	0.4	(4.4)	(0.4)	(0.4)
2014	$130.9	$3.2	$3.2	$260.1	$8.9	$8.9

Net sales increased slightly in the second quarter of 2014 compared to the second quarter of 2013 due primarily to a higher Euro/U.S. dollar exchange rate and increased sales volumes, partially offset by the impact of lower rare earth prices, resulting in lower pass-through on the sales line. Net sales in the six month period ended June 30, 2014 were lower than the prior year period due primarily to lower rare earth prices, resulting in lower pass-through on the sales line, partially offset by the favorable impact of foreign currency.
Adjusted operating profit in the second quarter of 2014 was higher than the second quarter of 2013 due primarily to increased volumes, favorable exchange rate effects and the benefits of 2013 cost-reduction actions (included in Other), partially offset by rare-earth pricing pressure and unfavorable price. Adjusted operating profit was lower in the six months ended June 30, 2014 than in the six months ended June 30, 2013 due primarily to the negative rare-earth pricing effects, as well as the absence of a one-time benefit in the first quarter of 2013 that did not repeat in 2014.

Charges related to cost-reduction initiatives in the three and six months ended June 30, 2013 relate to the cost reduction actions previously described.

Battery Technologies

The segment is focused on developing new battery chemistries, applications and products, expanding its served markets and reducing its cost structure in response to the uncertainty of U.S. government spending.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2013	$40.2	$8.2	$8.7	$81.2	$16.5	$17.2
Increase (decrease) in 2014 from:
Volume	—	—	—	—	—	—
Selling price/mix	0.8	(0.3)	(0.3)	0.3	(1.7)	(1.7)
Charges related to cost-reduction initiatives	—	0.5	—	—	0.7	—
Other	—	(0.3)	(0.3)	—	(1.0)	(1.0)
2014	$41.0	$8.1	$8.1	$81.5	$14.5	$14.5

Net sales in the three and six months ended June 30, 2014 were higher than the comparable 2013 periods, as higher volumes in medical more than offset lower volumes in defense and aerospace applications.

Adjusted operating profit in the second quarter of 2014 was lower when compared to the second quarter of 2013 due primarily to unfavorable mix in defense applications being offset by the favorable impact of higher medical sales. Adjusted operating profit year-to-date in 2014 was lower than the 2013 period due to the unfavorable mix in defense applications, primarily in the first quarter, partially offset by the favorable impact of higher medical sales.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At June 30, 2014, backlog was $122.9 million, compared to $135.2 million at December 31, 2013. Of this amount, $65.2 million is expected to be converted to sales by December 31, 2014, with the remainder expected to be converted to sales in future periods.

Charges related to cost-reduction initiatives in the three and six months ended June 30, 2013 relate to the cost reduction actions previously described.

Specialty Chemicals

This segment is focused on organic growth through broadened product offerings, leveraging its formulations and technical application expertise, and geographic expansion and market penetration.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2013	$83.4	$8.2	$9.3	$160.7	$15.2	$16.3
Increase (decrease) in 2014 from:
Volume	(5.8)	(2.7)	(2.7)	(7.3)	(3.4)	(3.4)
Selling price/mix	3.8	1.8	1.8	4.4	3.2	3.2
Foreign currency	0.9	—	—	1.6	—	—
Charges related to cost-reduction initiatives	—	1.1	—	—	1.1	—
Other	(0.4)	0.1	0.1	(0.6)	(0.2)	(0.2)
2014	$81.9	$8.5	$8.5	$158.8	$15.9	$15.9

Net sales in the three months ended June 30, 2014 were lower than in the three months ended June 30, 2013 due primarily to lower sales volumes into the electronics, coatings and tire end markets, partially offset by favorable mix. Net sales in the six months ended June 30, 2014 were lower than in the corresponding 2013 period due primarily to lower sales volumes into the electronics and coatings end markets, partially offset by favorable mix. Adjusted operating profit was lower in the three and six month periods ended June 30, 2014 compared to 2013 due primarily to lower sales volumes, partially offset by favorable mix.

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

For the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$43.7	$26.9	$58.8	$113.3

Operating profit	$(2.5)	$(0.4)	$(3.5)	$1.4

Corporate Expenses

Corporate expenses are those expenses that support but are not specifically allocated to the operating segments, including certain legal, finance, human resources and strategic development activities, as well as share-based compensation for the entire Company. Corporate expenses were $7.4 million in the second quarter of 2014 as compared with $8.0 million in the second quarter of 2013. Corporate expenses were $17.4 million in the first six months of 2014 as compared with $17.3 million in the first six months of 2013.

Liquidity and Capital Resources
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are presented in the following table and discussed in the related narrative:

	Six months ended
	June 30,
	2014	2013
Net cash provided by (used for):
Operating activities	$21.8	$(6.8)
Investing activities	(9.8)	344.1
Financing activities	(15.1)	(480.2)
Effect of exchange rate changes on cash	(0.2)	(1.4)
Cash used by discontinued operations	(0.8)	(2.7)
Net change in cash and cash equivalents	$(4.1)	$(147.0)

Operating Activities
In the first six months of 2014, cash inflow from operating activities was $21.8 million compared with a cash outflow of $6.8 million in the same period of the prior year. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows.

Investing Activities
We used $10.8 million of cash for capital expenditures in the first six months of 2014 primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. We expect to fund 2014 capital expenditures through cash generated from operations and cash on hand at June 30, 2014. Net cash provided by investing activities in the first six months of 2013 included net proceeds of $302.1 million from the divestiture of the Advanced Materials business and $63.3 million from the divestiture of the UPC business, less capital expenditures of $21.3 million.

Financing Activities
We used $4.8 million of cash to pay dividends and $10.0 million to repurchase common stock in the first six months of 2014. The decrease in cash used in financing activities as of June 30, 2014 compared to June 30, 2013 was primarily due to pre-payment of long-term debt from funds received when we divested our Advanced Materials and UPC businesses, additional pre-payment of long-term debt utilizing cash on hand and more repurchases of common stock in 2013.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of June 30, 2014, most of our cash and cash equivalents were held outside the United States, primarily in Germany. If the amounts held outside the U.S. were repatriated to the U.S. then, under current law, the repatriated amounts would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances where generated and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of future foreign earnings, and external borrowings. We expect our available cash, 2014 operating cash flows and availability under our credit facility described below to be adequate to fund 2014 operating needs and capital expenditures.
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended June 30, 2014 and materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2014	—	$—	—	$35,916,904
May 1 - 31, 2014	118,195	29.96	118,195	32,375,836
June 1 - 30, 2014	209,302	30.86	209,302	25,916,851
Total April 1 - June 30, 2014	327,497	$30.53	327,497	$25,916,851

(1) On January 21, 2013, we announced that our Board of Directors had authorized a share repurchase plan of up to $50 million of the Company's then outstanding common shares. By June 30, 2014, we repurchased 916,097 shares under this plan.

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
OM GROUP, INC.

Date: August 1, 2014	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)