Form 10-Q
period 2014-09-30
OM GROUP INC
filed 2014-10-29
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of October 28, 2014 the registrant had 30,817,045 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
(In millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$107.0	$118.4
Accounts receivable, less allowance of $2.7 in 2014 and $3.9 in 2013	152.7	150.7
Inventories	230.8	240.9
Other current assets	21.1	32.3
Total current assets	511.6	542.3
Property, plant and equipment, net	306.4	345.6
Goodwill	411.7	432.7
Intangible assets, net	360.7	403.0
Other non-current assets	54.7	59.5
Total assets	$1,645.1	$1,783.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	71.0	93.6
Accrued employee costs	38.8	36.2
Purchase price of VAC payable to seller	52.6	52.5
Other current liabilities	45.7	63.4
Total current liabilities	208.1	245.7
Deferred income taxes	92.9	102.5
Pension liabilities	204.5	220.5
Purchase price of VAC payable to seller	11.3	11.3
Other non-current liabilities	37.5	43.3
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,960,158 shares issued in 2014 and 32,304,490 shares issued in 2013	0.3	0.3
Capital in excess of par value	645.7	639.8
Retained earnings	596.5	587.2
Treasury stock (1,797,237 shares in 2014 and 825,956 shares in 2013, at cost)	(49.8)	(22.3)
Accumulated other comprehensive loss	(101.9)	(45.2)
Total equity	1,090.8	1,159.8
Total liabilities and equity	$1,645.1	$1,783.1
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In millions, except per share data)
Net sales	$262.9	$265.9	$822.0	$887.1
Cost of goods sold	200.3	200.1	634.5	683.2
Gross profit	62.6	65.8	187.5	203.9
Selling, general and administrative expenses	50.1	53.8	156.7	168.6
Operating profit	12.5	12.0	30.8	35.3
Other expense:
Interest expense	(0.6)	(1.7)	(1.9)	(11.2)
Foreign exchange (loss) gain	(3.7)	4.6	(5.0)	4.7
Gain (loss) on divestiture of Advanced Materials business	0.8	(0.1)	(0.3)	(112.1)
Other, net	(0.1)	(0.5)	(1.3)	(0.8)
Income (loss) from continuing operations before income tax expense	8.9	14.3	22.3	(84.1)
Income tax expense	2.6	1.9	5.7	6.4
Income (loss) from continuing operations, net of tax	6.3	12.4	16.6	(90.5)
Income (loss) from discontinued operations, net of tax	0.1	(0.2)	(0.2)	(12.1)
Consolidated net income (loss)	6.4	12.2	16.4	(102.6)
Net loss attributable to noncontrolling interests	—	—	—	1.7
Net income (loss) attributable to OM Group, Inc. common stockholders	$6.4	$12.2	$16.4	$(100.9)
Earnings (loss) per common share — basic:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.20	$0.40	$0.53	$(2.81)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	0.01	(0.01)	(0.01)	(0.38)

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.21	$0.39	$0.52	$(3.19)
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.20	$0.39	$0.53	$(2.81)
Income (loss) from discontinued operations attributable to OM Group, Inc. common stockholders	—	(0.01)	(0.01)	(0.38)

Net income (loss) attributable to OM Group, Inc. common stockholders	$0.20	$0.38	$0.52	$(3.19)

Weighted average shares outstanding
Basic	31.0	31.4	31.3	31.5
Assuming dilution	31.2	31.7	31.7	31.5

Dividends declared per common share	$0.075	$—	$0.225	$—

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$6.3	$12.4	$16.6	$(88.8)
Income (loss) from discontinued operations, net of tax	0.1	(0.2)	(0.2)	(12.1)
Net income (loss)	$6.4	$12.2	$16.4	$(100.9)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
(In millions)
Consolidated net income (loss)	$6.4	$12.2	$16.4	$(102.6)
Foreign currency translation adjustments	(53.9)	21.2	(57.2)	4.9
Reclassification of foreign currency translation adjustment related to the discontinued operations into earnings	—	—	—	8.8
Reclassification of hedging activities into earnings, net of tax	—	0.1	0.2	0.1
Unrealized loss on cash flow hedges, net of tax	—	—	—	(0.2)
Pension adjustment	—	(0.2)	0.3	0.4
Net change in accumulated other comprehensive income	(53.9)	21.1	(56.7)	14.0
Comprehensive income (loss)	(47.5)	33.3	(40.3)	(88.6)
Comprehensive loss attributable to noncontrolling interests	—	—	—	1.7
Comprehensive income (loss) attributable to OM Group, Inc.	$(47.5)	$33.3	$(40.3)	$(86.9)

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
(In millions)
Operating activities
Consolidated net income (loss)	$16.4	$(102.6)
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Loss from discontinued operations	0.2	12.1
Depreciation and amortization	52.4	55.6
Amortization of deferred financing fees	0.8	2.8
Share-based compensation expense	5.8	4.9
Foreign exchange loss (gain)	5.0	(4.7)
Loss on divestiture of Advanced Materials business	0.3	112.1
Other non-cash items	2.1	7.3
Changes in operating assets and liabilities, excluding the effect of divestitures:
Accounts receivable	(8.0)	(24.7)
Inventories	(4.4)	14.2
Accounts payable	(20.5)	5.3
Accrued tax	(3.3)	(24.5)
Other, net	(2.9)	(28.1)
Net cash provided by operating activities	43.9	29.7
Investing activities
Expenditures for property, plant and equipment	(18.2)	(28.4)
Proceeds from divestiture of Advanced Materials business	—	328.7
Proceeds from divestiture of UPC business	—	63.3
Payment of VAC purchase price payable to seller	—	(23.0)
Proceeds from sale of property	1.0	—
Net cash (used for) provided by investing activities	(17.2)	340.6
Financing activities
Payments of long-term debt	—	(466.5)
Dividends paid	(7.1)	—
Proceeds from exercise of stock options	0.5	2.1
Debt issuance costs	(0.1)	(1.9)
Payment related to surrendered shares	(0.7)	(0.6)
Share repurchases	(26.8)	(14.1)
Net cash used for financing activities	(34.2)	(481.0)
Effect of exchange rate changes on cash	(3.0)	2.3
Cash and cash equivalents
Decrease from continuing operations	(10.5)	(108.4)
Discontinued operations - net cash used by operating activities	(0.9)	(0.3)
Discontinued operations - net cash used for investing activities	—	(2.4)
Balance at the beginning of the period	118.4	227.6
Balance at the end of the period	$107.0	$116.5
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at September 30, 2014 and the results of our income (loss), comprehensive income (loss) and cash flows for the nine months ended September 30, 2014 and 2013 have been included. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 3 — Inventories

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Raw materials and supplies	$79.7	$83.3
Work-in-process	113.4	122.2
Finished goods	37.7	35.4
	$230.8	$240.9

Note 4 — Acquisitions and Divestitures

(a) Acquisitions

VAC

Our Magnetic Technologies segment consists of VAC Holding GmbH ("VAC"), which we acquired in 2011. The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group within two years of the closing date of the acquisition with certain exceptions related to tax matters. In August 2013, we remitted a payment of $23.0 million to the seller of VAC. We are engaged in arbitration with the seller regarding the remainder of the withheld consideration which covers unresolved claims.

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

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer: (1) We act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years. We met the cobalt feed supply target under that agreement as of early October 2014 and the supply agreement will terminate in March 2015. (2) We also served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements have minimal effect on our results of operations or cash flow and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

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

As of September 30, 2014, we have no obligations outstanding under the Facility, and we are in compliance with all of the covenants.

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

Commodity Price Risk

In May 2013, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 and 2014 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts were designated as cash flow hedges for accounting purposes and were settled during the second quarter 2014. There was no hedge ineffectiveness in the nine months ended September 30, 2014 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration payable	1.4	—	—	1.4

Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2013 or 2014.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

		Contingent Consideration
Fair Value at	December 31, 2013	$1.4
Accretion expense		0.1
Foreign exchange		(0.1)
Fair Value at	September 30, 2014	$1.4

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($25.2 million at September 30, 2014) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the contingent consideration. Contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. Long-term debt outstanding at any time during 2013 had a fair value based on quoted market prices in previous periods, which are Level 1 inputs. There was no long-term debt outstanding as of September 30, 2014. Outstanding derivative instruments were recorded at fair value as indicated above. There were no outstanding derivative instruments as of September 30, 2014.

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

Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
United States	$(2.1)	$(6.1)	$(4.3)	$(9.7)
Outside the United States	11.0	20.4	26.6	(74.4)
Income (loss) from continuing operations before income tax expense	$8.9	$14.3	$22.3	$(84.1)

Effective Income Tax Rate	28.9%	13.4%	25.5%	(7.6)%

The effective income tax rates for the three months ended September 30, 2014 and September 30, 2013 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Malaysia and Taiwan) and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Note 9 — Defined Benefit Plans

At September 30, 2014 and December 31, 2013, we had pension liabilities of $213.6 million and $230.0 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$2.4	$0.3	$7.1	$0.9
Interest cost	0.3	2.1	0.8	6.3
Amortization of unrecognized net loss	0.1	0.2	0.3	0.6
Expected return on plan assets	(2.8)	(2.4)	(7.9)	(7.6)
Total expense	$—	$0.2	$0.3	$0.2

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$1.5	$1.2	$4.6	$3.5
Interest cost	1.6	1.5	5.0	4.4
Amortization of unrecognized net loss	0.3	0.3	0.8	0.8
Total expense	$3.4	$3.0	$10.4	$8.7

Note 10 — Dividends Issued

On February 11, 2014, our Board of Directors approved a dividend of $0.075 per share to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on February 24, 2014. The $2.4 million of dividends were paid to stockholders of record on March 7, 2014. On May 13, 2014, our Board of Directors approved a dividend of $0.075 per share to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on May 23, 2014. The $2.4 million of dividends were paid to stockholders of record on June 6, 2014. On August 12, 2014, our Board of Directors approved a dividend of $0.075 per share to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on August 22, 2014. The $2.3 million of dividends were paid to stockholders of record on September 5, 2014.

Note 11 — Share Repurchase Program

On January 21, 2013, we announced that our Board of Directors had authorized the repurchase of up to $50 million of the Company's outstanding common shares through open market repurchases, negotiated block transactions or open market solicitation for shares. On August 12, 2014, we announced that our Board of Directors had authorized the repurchase of up to an additional $50 million of the Company's outstanding common shares, for an aggregate amount of $100 million. In 2013 we repurchased 0.6 million of our common shares for consideration of $14.1 million. We purchased an additional 0.9 million shares during the nine months ended September 30, 2014 for consideration of $26.8 million. These shares are accounted for as treasury shares and the purchases were funded from our available cash balances. There is no expiration date for these authorizations under the repurchase program.

Note 12 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Accumulated Other Comprehensive Income (Loss)
Beginning Balance at January 1, 2014	$4.1	(0.2)	(49.1)	(45.2)
Other comprehensive income (loss) before reclassifications	(57.2)	—	0.3	(56.9)
Amounts reclassified from accumulated other comprehensive (income) loss	—	0.2	—	0.2
Net current-period other comprehensive income (loss)	(57.2)	0.2	0.3	(56.7)
Ending balance at September 30, 2014	$(53.1)	$—	$(48.8)	$(101.9)

(b) Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on cash flow hedging derivatives	0.2	Interest expense

Note 13 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$6.3	$12.4	$16.6	(88.8)

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.20	$0.40	$0.53	$(2.81)

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.20	$0.39	$0.53	$(2.81)

Weighted average shares outstanding — basic	31.0	31.4	31.3	31.5
Dilutive effect of stock options and restricted stock	0.2	0.3	0.4	—
Weighted average shares outstanding — assuming dilution	31.2	31.7	31.7	31.5

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Amounts attributable to OM Group, Inc. common stockholders:

Net income (loss)	$6.4	$12.2	$16.4	$(100.9)

Earnings (loss) per common share - basic:
Net income (loss)	$0.21	$0.39	$0.52	$(3.19)

Earnings per common share - assuming dilution:
Net income (loss)	$0.20	$0.38	$0.52	$(3.19)

Weighted average shares outstanding — basic	31.0	31.4	31.3	31.5
Dilutive effect of stock options and restricted stock	0.2	0.3	0.4	—
Weighted average shares outstanding — assuming dilution	31.2	31.7	31.7	31.5

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

In the three and nine months ended September 30, 2014, stock options to purchase 0.2 million and 0.2 million shares, respectively, and in the three months ended September 30, 2013 stock options to purchase 0.1 million shares of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 14 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Stock options and restricted stock awards	$1.4	$1.5	$5.2	$4.2
Restricted stock unit awards	—	0.1	$0.2	$0.3
Share-based compensation expense - employees	$1.4	$1.6	$5.4	$4.5

Share-based compensation expense - non-employee directors	$0.1	$0.1	$0.4	$0.4

No tax benefit for share-based compensation was realized during 2014 or 2013 as a result of a valuation allowance against the deferred tax assets.

At September 30, 2014, there was $7.5 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $1.6 million in the last three months of 2014, $4.7 million in 2015, and $1.2 million in 2016 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued prior to May 13, 2014, the 2007 plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the last trading date of the quarter. Pursuant to the 2007 plan, we issued 7,084 shares in the six months ended June 30, 2014 and 3,660 and 14,079 shares in the three and six months ended September 30, 2013, respectively, to non-employee directors. For purposes of determining the number of shares of common stock to be issued subsequent to May 13, 2014, the 2014 plan provides that shares are to be valued at the closing sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to the 2014 plan, we issued 3,741 shares in the three months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales
Magnetic Technologies	$122.9	$128.1	$382.9	$394.1
Battery Technologies	38.2	33.9	119.7	115.2
Specialty Chemicals (c)	81.5	81.6	240.3	242.4
Advanced Materials	20.3	22.3	79.1	135.6
Intersegment items	—	—	—	(0.2)
	$262.9	$265.9	$822.0	$887.1
Operating profit (loss)
Magnetic Technologies (a) (b)	$7.4	$10.0	$16.4	$17.5
Battery Technologies (a) (b)	4.6	2.9	19.1	19.3
Specialty Chemicals (a) (b) (c)	8.6	10.2	24.5	25.5
Advanced Materials	(0.6)	(0.5)	(4.1)	0.9
Corporate (a) (b)	(7.5)	(10.6)	(25.1)	(27.9)
	$12.5	$12.0	$30.8	$35.3

Interest expense	$(0.6)	$(1.7)	$(1.9)	$(11.2)
Foreign exchange loss	(3.7)	4.6	(5.0)	4.7
Gain (loss) on divestiture of Advanced Materials business	0.8	(0.1)	(0.3)	(112.1)
Other expense, net	(0.1)	(0.5)	(1.3)	(0.8)
Income (loss) from continuing operations before income taxes	$8.9	$14.3	$22.3	$(84.1)

Expenditures for property, plant & equipment
Magnetic Technologies	$5.9	$4.2	$13.5	$12.2
Battery Technologies	0.9	1.3	2.3	3.2
Specialty Chemicals (c)	0.5	1.6	2.0	6.6
Advanced Materials	—	—	—	6.3
Corporate	0.1	0.1	0.4	0.1
	$7.4	$7.2	$18.2	$28.4
Depreciation and amortization
Magnetic Technologies	$9.7	$11.1	$33.5	$32.6
Battery Technologies	2.6	2.5	7.8	7.6
Specialty Chemicals (c)	3.5	3.7	10.5	11.1
Advanced Materials	—	—	—	3.8
Corporate	0.2	0.2	0.6	0.5
	$16.0	$17.5	$52.4	$55.6

(a)
The three and nine months ended September 30, 2014 include costs related to cost optimization and other business improvement initiatives of $0.3 million in Magnetic Technologies, $2.6 million in Battery Technologies, $0.1 million in Corporate, and $1.0 million and $1.4 million in Specialty Chemicals, respectively.

(b)
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

(c)	The September 30, 2013 results related to the UPC business are excluded from the Specialty Chemicals segment.

Note 17 - Pending Acquisition

On September 10, 2014, we signed an agreement to acquire Ener-Tek International, Inc. (including its subsidiaries Yardney Technical Products, Inc. and Lithion, Inc.) for $24 million in cash, subject to post-closing adjustments and a potential contingent payment.  Based in East Greenwich, Rhode Island, Ener-Tek is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets.  The Company expects to fund the acquisition through existing cash on-hand.  Subject to regulatory and customary closing conditions, the acquisition is expected to close in the fourth quarter of 2014.

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

OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven diversified industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and medical. Our business platforms use innovation and technology to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development; to grow strategically through complementary acquisitions; and to maximize total stockholder return through a combination of business growth, financial discipline, optimal deployment of capital including capital returns to stockholders and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

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

We operate three value-added business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. We also have limited continuing involvement in the Advanced Materials business through a transition agreement with the buyer as described below. Further discussion of and financial information for these segments, including external sales, operating profit and total assets, are contained in Note 16 to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

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

Battery Technologies
The Battery Technologies segment develops and manufactures advanced batteries, battery management systems, and energetic devices for defense, space and medical markets. The business is also developing and commercializing products, technologies and applications for commercial markets, including commercial aerospace, alternative/grid energy storage and oil & gas.

Specialty Chemicals
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic applications, industrial applications including coatings, composites and tire, and photomasks used by customers to produce semiconductors and related products.

Advanced Materials (divested)
As discussed above, we completed the divestiture of this business in March 2013. Through the date of the sale, this business manufactured inorganic products, using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, construction and mining, and industrial end markets. It also had a 55% interest in the DRC-based joint venture known as GTL.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer: (1) We act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years. We met the cobalt feed supply target under that agreement as of early October 2014 and the supply agreement will terminate in March 2015. (2) We also served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements have minimal effect on our results of operations or cash flow and will be reported in the Advanced Materials segment until both agreements expire or are terminated.

Executive Overview - Third Quarter 2014

Net sales in the third quarter were $263 million, or $243 million on a pro forma basis excluding the divested Advanced Materials business. Excluding the Advanced Materials sales, consolidated sales were essentially flat compared to the third quarter of 2013. Sales were lower in Magnetic Technologies due primarily to lower sales volumes driven by weakening business conditions in Europe. The majority of our European end markets have been relatively soft for the past several quarters, and they trended lower during the later stages of the third quarter of 2014, including macroeconomic weakness in Germany. We expect weakening business conditions in Europe to extend into 2015, impacting our Magnetic Technologies business and to a lesser extent our Specialty Chemicals business. Battery Technologies net sales increased over the third quarter of 2013 due to favorable timing of shipments. Sales in Specialty Chemicals were flat compared to the comparable period last year.

During the quarter, the Company incurred charges of $4 million related to cost optimization and other business improvement initiatives. These charges primarily included costs to reduce employment levels and other charges related to the previously-announced loss of a medical battery customer in Battery Technologies, charges related to previously-announced business unit leadership changes, and headcount reductions in Specialty Chemicals. The Company will continue to assess the operating performance of each of its business segments to identify opportunities for business improvements. These improvements could include significant process changes, cost reductions and other operational changes. The Company’s presentation of adjusted pro forma operating profit and EBITDA excludes these charges and the results of the divested Advanced Materials business.

Adjusted pro forma operating profit and adjusted pro forma EBITDA in the 2014 third quarter were $17 million and $33 million, respectively. Adjusted pro forma EBITDA increased $1 million from a year ago, due primarily to increased profitability in Battery Technologies driven by favorable timing resulting in the higher sales levels, and lower Corporate costs, partially offset by lower profitability in Magnetic Technologies driven by lower sales and higher operating expenses. A reconciliation of US GAAP to adjusted numbers is contained on pages 19 and 20.

Consolidated Operating Results

	Three months ended				Nine months ended
	September 30,				September 30,
(in millions & percent of net sales)	2014		2013		2014		2013
Net sales	$262.9		$265.9		$822.0		$887.1
Cost of goods sold	200.3		200.1		634.5		683.2
Gross profit	62.6	23.8%	65.8	24.7%	187.5	22.8%	203.9	23.0%
Selling, general and administrative expenses	50.1	19.1%	53.8	20.2%	156.7	19.1%	168.6	19.0%
Operating profit	12.5	4.8%	12.0	4.5%	30.8	3.7%	35.3	4.0%
Loss on divestiture of Advanced Materials business	0.8		(0.1)		(0.3)		(112.1)
Other (expense) gain, net	(4.4)		2.4		(8.2)		(7.3)
Income tax expense	2.6		1.9		5.7		6.4
Income (loss) from continuing operations, net of tax	6.3		12.4		16.6		(90.5)
Loss from discontinued operations, net of tax	0.1		(0.2)		(0.2)		(12.1)
Consolidated net income (loss)	6.4		12.2		16.4		(102.6)
Net loss attributable to noncontrolling interest	—		—		—		1.7
Net income (loss) attributable to OM Group, Inc. common stockholders	$6.4		$12.2		$16.4		$(100.9)

Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$6.3		$12.4		$16.6		$(88.8)
Loss from discontinued operations, net of tax	0.1		(0.2)		(0.2)		(12.1)
Net income (loss)	$6.4		$12.2		$16.4		$(100.9)

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders	$0.20		$0.39		$0.53		$(2.81)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	—		(0.01)		(0.01)		(0.38)
Net income (loss) attributable to OM Group, Inc. common stockholders	$0.20		$0.38		$0.52		$(3.19)

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

	For the three months ended
	September 30, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$7.4	$4.6	$8.6	$(7.5)	$13.1	$(0.6)	$12.5
Charges related to cost optimization and other business improvement initiatives	0.3	2.6	1.0	0.1	4.0	—	4.0
Adjusted operating profit	7.7	7.2	9.6	(7.4)	17.1	(0.6)	16.5
Depreciation and amortization	9.7	2.6	3.5	0.2	16.0	—	16.0
Adjusted EBITDA	$17.4	$9.8	$13.1	$(7.2)	$33.1	$(0.6)	$32.5

	September 30, 2013
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$10.0	$2.9	$10.2	$(10.6)	$12.5	$(0.5)	$12.0
Charges related to cost-reduction initiatives	0.7	0.1	—	1.0	1.8	—	1.8
Adjusted operating profit	10.7	3.0	10.2	(9.6)	$14.3	(0.5)	13.8
Depreciation and amortization	11.1	2.5	3.7	0.2	17.5	—	17.5
Adjusted EBITDA	$21.8	$5.5	$13.9	$(9.4)	31.8	$(0.5)	$31.3

	For the nine months ended
	September 30, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$16.4	$19.1	$24.5	$(25.1)	$34.9	$(4.1)	$30.8
Charges related to cost optimization and other business improvement initiatives	0.3	2.6	1.4	0.1	4.4	—	4.4
Adjusted operating profit	16.7	21.7	25.9	(25.0)	39.3	(4.1)	35.2
Depreciation and amortization	33.5	7.8	10.5	0.6	52.4	—	52.4
Adjusted EBITDA	$50.2	$29.5	$36.4	$(24.4)	$91.7	$(4.1)	$87.6

	September 30, 2013
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$17.5	$19.3	$25.5	$(27.9)	$34.4	$0.9	$35.3
Charges related to cost-reduction initiatives	4.9	0.8	1.1	1.0	7.8	—	7.8
Adjusted operating profit	22.4	20.1	26.6	(26.9)	42.2	0.9	43.1
Depreciation and amortization	32.6	7.6	11.1	0.5	51.8	3.8	55.6
Adjusted EBITDA	$55.0	$27.7	$37.7	$(26.4)	$94.0	$4.7	$98.7

Charges related to cost optimization and other business improvement initiatives in the three and nine months ended September 30, 2014 include costs to reduce employment levels and other charges related to the previously-announced loss of a medical battery customer in Battery Technologies, charges related to previously-announced business unit leadership changes, and headcount reductions in Specialty Chemicals. Charges related to cost-reduction initiatives in the three and nine months ended September 30, 2013 relate to actions to improve profitability, including headcount reductions, minor facility consolidation, supply chain optimization, corporate cost reductions and other structural changes.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
	Amounts	Diluted EPS	Amounts	Diluted EPS	Amounts	Diluted EPS	Amounts	Diluted EPS
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$6.3	$0.20	$12.4	$0.39	$16.6	$0.53	$(88.8)	$(2.79)
Add (Less):
Loss on divestiture of Advanced Materials business	(0.8)	(0.03)	0.1	—	0.3	0.01	112.1	3.53
Charges related to initiatives	4.0	0.13	1.8	0.06	4.4	0.14	7.8	0.25
Acceleration of deferred financing fees	—	—	0.5	0.02	—	—	1.0	0.03
Tax effect of special items	(0.6)	(0.01)	(0.3)	(0.01)	(0.7)	(0.03)	(1.2)	(0.05)
Adjusted income from continuing operations attributable to OM Group, Inc.	$8.9	$0.29	$14.5	$0.46	$20.6	$0.65	$30.9	$0.97
Weighted average shares outstanding - diluted (a)		31.2		31.7		31.7		31.8
(a) For the nine months ended September 30, 2013, because the reported loss from continuing operations is income on an adjusted basis, we used diluted shares to calculate EPS.
Third Quarter of 2014 Compared with Third Quarter of 2013
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended September 30, 2014, compared with the three months ended September 30, 2013:

	Net sales	Operating profit - as reported
2013	$265.9	$12.0
Change in 2013 from:
Magnetic Technologies	(5.2)	(2.6)
Battery Technologies	4.3	1.7
Specialty Chemicals	(0.1)	(1.6)
Advanced Materials	(2.0)	(0.1)
Corporate	—	3.1
2014	$262.9	$12.5
Net sales decreased $3.0 million, or 1.1%, primarily due to lower sales in Magnetic Technologies and Advanced Materials, offset by higher sales in Battery Technologies. Excluding Advanced Materials, pro forma sales were relatively flat in the third quarter of 2014 compared to the 2013 period. Magnetic Technologies sales were lower due primarily to decreased sales volumes driven by weakening business conditions in Europe, whereas Battery Technologies net sales increased over the third quarter of 2013 due to favorable shipment timing in the third quarter of 2014. Sales in Specialty Chemicals were flat compared to the third quarter of 2013.
Gross profit decreased $3.3 million, or 5%, in the three months ended September 30, 2014 compared with the three months ended September 30, 2013. As a percent of sales, gross margin decreased to 23.8% in the third quarter of 2014 from 24.7% in the year ago quarter. Both of these decreases were driven by lower sales and higher operating expenses in Magnetic Technologies, which more than offset the higher profit in Battery Technologies.
Selling, general and administrative expenses (“SG&A”) decreased to $50.1 million in the three months ended September 30, 2014 from $53.8 million in the three months ended September 30, 2013, due primarily to the effect of cost-reduction activities in Magnetic Technologies and lower Corporate expenses. SG&A as a percentage of net sales was 19.1% in the third quarter of 2014 compared with 20.2% in the third quarter of 2013; the slightly lower percentage in 2014 is due primarily to the cost-reduction actions.
The following table summarizes the components of Other expense, net for the three months ended September 30:

	2014	2013	Change
Interest expense	$(0.6)	$(1.7)	$1.1
Foreign exchange (loss)	(3.7)	4.6	(8.3)
Gain (loss) on divestiture of Advanced Materials business	0.8	(0.1)	0.9
Other expense, net	(0.1)	(0.5)	0.4
	$(3.6)	$2.3	$(5.9)

The decrease in interest expense is due to no debt outstanding in 2014 compared to 2013; the expense in 2014 relates to facility fees and amortization of finance costs. The foreign exchange loss in the three months ended September 30, 2014 is primarily related to weakening of the Euro versus the U.S. dollar during the quarter and the resulting impact on the revaluation of non-functional currency balances. The gain in 2013 was due to strengthening of the Euro versus the U.S. dollar during the quarter and the resulting impact on the revaluation of non-functional currency cash and debt balances.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on divestiture of Advanced Materials business.

Income tax expense in the third quarter of 2014 was $2.6 million on pre-tax income of $8.9 million, resulting in an effective income tax rate of 28.9%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. For the three months ended September 30, 2013, income tax expense was $1.9 million on pre-tax income of $14.3 million, resulting in an effective income tax rate of 13.4%. Excluding the impact of charges related to cost optimization and other business improvement initiatives, which had a minimal tax benefit due to the Company's valuation allowances in the United States and Canada, the effective tax rate for the three months ended September 30, 2014 would have been 24%.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
The following table identifies, by segment, the components of change in net sales and operating profit for the nine months ended September 30, 2014, compared with the nine months ended September 30, 2013:

	Net sales	Operating profit - as reported
2013	$887.1	$35.3
Change in 2013 from:
Magnetic Technologies	(11.2)	(1.1)
Battery Technologies	4.5	(0.2)
Specialty Chemicals	(2.1)	(1.0)
Advanced Materials	(56.5)	(5.0)
Corporate	—	2.8
Intersegment items	0.2	—
2014	$822.0	$30.8
Net sales in the nine months ended September 30, 2014 decreased $65.0 million, or 7.3%, compared to the nine months ended September 30, 2013 primarily due to the lower sales at Advanced Materials and Magnetic Technologies. The lower sales in Magnetic Technologies were due primarily to the impact of lower rare earth prices, resulting in lower pass-through on the sales line, partially offset by the favorable impact of a stronger Euro compared to the U.S. Dollar in the 2014 period versus a year ago. Lower sales in Advanced Materials were due to the expiration of the distributor agreement related to the divested business on December 31, 2013.
Gross profit decreased $16.3 million in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily due to lower gross profit at Advanced Materials and Magnetic Technologies for the factors described above. As a percent of sales, gross margin remained relatively flat at 22.8% compared to 23.0% a year ago.
Selling, general and administrative expenses (“SG&A”) decreased to $156.7 million in the nine months ended September 30, 2014 from $168.6 million in the nine months ended September 30, 2013, due primarily to the divestiture of Advanced Materials ($6 million reduction) and cost improvement actions at Magnetic Technologies and Corporate. SG&A as a percentage of net sales remained flat at 19.1% in the year-to-date period ended September 30, 2014 compared with 19.0% in the comparable 2013 period.

The following table summarizes the components of Other expense, net for the nine months ended September 30:

	2014	2013	Change
Interest expense	$(1.9)	$(11.2)	$9.3
Foreign exchange (loss) gain	(5.0)	4.7	(9.7)
Loss on divestiture of Advanced Materials business	(0.3)	(112.1)	111.8
Other expense, net	(1.3)	(0.8)	(0.5)
	$(8.5)	$(119.4)	$110.9

The decrease in interest expense is due to no debt outstanding in 2014 compared to 2013; the expense in 2014 relates to facility fees and amortization of finance costs. The foreign exchange loss in the nine months ended September 30, 2014 is primarily related to the weakening of the Euro/U.S. dollar exchange rates during the quarter; the opposite occurred in the 2013 period when the exchange rate strengthened resulting in a foreign exchange gain.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for discussion on the loss on divestiture of Advanced Materials business.

Income tax expense was $5.7 million on pre-tax income of $22.3 million for the nine months ended September 30, 2014, resulting in an effective income tax rate of 25.5%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. For the nine months ended September 30, 2013, income tax expense was $6.4 million on a pre-tax loss of $84.1 million, which was driven by the loss on the sale of Advanced Materials with minimal tax effect.
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

The following table identifies the components of changes in net sales and operating profit (loss):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2013	$128.1	$10.0	$10.7	$394.1	$17.5	$22.4
Increase (decrease) in 2014 from:
Volume/mix	(2.7)	—	—	(1.5)	0.7	0.7
Selling price	(0.7)	(0.7)	(0.7)	(1.6)	(1.6)	(1.6)
Rare earth pricing effects	(0.8)	(0.3)	(0.3)	(13.5)	(3.1)	(3.1)
Charges related to initiatives	—	0.4	—	—	4.6	—
Foreign currency	—	—	—	10.9	0.6	0.6
Other	(1.0)	(2.0)	(2.0)	(5.5)	(2.3)	(2.3)
2014	$122.9	$7.4	$7.7	$382.9	$16.4	$16.7

Net sales decreased in the third quarter of 2014 compared to the third quarter of 2013 due primarily to decreased sales volumes, driven by weakening business conditions in Europe. Net sales in the nine month period ended

September 30, 2014 were lower than the prior year period due primarily to lower rare earth prices, resulting in lower pass-through on the sales line, partially offset by the favorable impact of foreign currency.
Adjusted operating profit in the third quarter of 2014 was lower than the third quarter of 2013 due primarily to decreased sales volumes and higher operating expenses, which are included in Other in the above table. Adjusted operating profit was lower in the nine months ended September 30, 2014 than in the nine months ended September 30, 2013 due primarily to the negative rare-earth pricing effects, as well as the absence of a one-time benefit in the first quarter of 2013 that did not repeat in 2014, which is also included in Other.

Charges related to initiatives in the three months ended September 30, 2014 and the three and nine months ended September 30, 2013 relate to the cost-optimization and other business improvement initiatives previously described.

Battery Technologies

The segment is focused on developing new battery chemistries, applications and products, expanding its served markets and reducing its cost structure in response to the uncertainty of U.S. government spending.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2013	$33.9	$2.9	$3.0	$115.2	$19.3	$20.1
Increase (decrease) in 2014 from:
Volume	1.9	1.0	1.0	1.9	1.0	1.0
Selling price/mix	2.4	3.5	3.5	2.7	1.8	1.8
Charges related to initiatives	—	(2.5)	—	—	(1.8)	—
Other	—	(0.3)	(0.3)	(0.1)	(1.2)	(1.2)
2014	$38.2	$4.6	$7.2	$119.7	$19.1	$21.7

Net sales in the three months ended September 30, 2014 were higher than the comparable 2013 period, driven by higher volumes in legacy aerospace and defense applications. The amount in the third quarter of 2014 includes favorable shipment timing.  Net sales in the nine months ended September 30, 2014 were higher than the comparable 2013 period, driven by higher volumes in medical, offset by lower volumes in aerospace and defense.

Adjusted operating profit in the third quarter and year-to-date periods of 2014 was higher than the corresponding 2013 periods due primarily to higher sales, volumes and favorable mix in aerospace and medical.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At September 30, 2014, backlog was $146.5 million, compared to $135.2 million at December 31, 2013. Of this amount, $30.2 million is expected to be converted to sales by December 31, 2014, with the remainder expected to be converted to sales in future periods.

Charges related to initiatives in the three months ended September 30, 2014 and the three and nine months ended September 30, 2013 relate to the cost-optimization and other business improvement initiatives previously described.

Specialty Chemicals

This segment is focused on organic growth through broadened product offerings, leveraging its formulations and technical application expertise, as well as through geographic expansion and market penetration.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Net sales	Operating profit	Adjusted operating profit	Net sales	Operating profit	Adjusted operating profit
2013	$81.6	$10.2	$10.2	$242.4	$25.5	$26.6
Increase (decrease) in 2014 from:
Volume	(1.8)	(1.8)	(1.8)	(9.1)	(5.2)	(5.2)
Selling price/mix	1.7	0.7	0.7	6.1	3.9	3.9
Foreign currency	0.2	0.1	0.1	1.8	0.1	0.1
Charges related to initiatives	—	(1.0)	—	—	(0.3)	—
Other	(0.2)	0.4	0.4	(0.9)	0.5	0.5
2014	$81.5	$8.6	$9.6	$240.3	$24.5	$25.9

Net sales in the three and nine months ended September 30, 2014 were flat when compared to the corresponding periods of 2013 due primarily to lower sales volumes into the electronics end markets, offset by favorable mix. Adjusted operating profit was lower in the three and nine month periods ended September 30, 2014 compared to 2013 due primarily to lower sales volumes, partially offset by favorable mix.

Charges related to initiatives in the three months ended September 30, 2014 and the three and nine months ended September 30, 2013 relate to the cost-optimization and other business improvement initiatives previously described.

Advanced Materials

As described above, we divested this business as of March 29, 2013. Activity in this segment beginning in the second quarter of 2013 represents performance under the transition agreements described above, which have resulted in minimal impact on our operating profit and cash flows.

During 2012 and through the date of the sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

For the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$20.3	$22.3	$79.1	$135.6

Operating loss	$(0.6)	$(0.5)	$(4.1)	$0.9

Corporate Expenses

Corporate expenses are those expenses that support but are not specifically allocated to the operating segments, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation for the Company. Corporate expenses were $7.5 million in the third quarter of 2014 as compared with $10.6 million in the third quarter of 2013. Corporate expenses were $25.1 million in the first nine months of 2014 as compared with $27.9 million in the first nine months of 2013. The amounts in the 2014 periods are lower due primarily to the benefit of cost-reduction actions, lower professional fees and lower compensation expense. The nine-month amount in 2014 also includes cash proceeds of $1.3 million related to an insurance recovery in the second quarter.
Liquidity and Capital Resources
Cash Flow Summary
Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Statements of Consolidated Cash Flows, are presented in the following table and discussed in the related narrative:

	Nine months ended
	September 30,
	2014	2013
Net cash provided by (used for):
Operating activities	$43.9	$29.7
Investing activities	(17.2)	340.6
Financing activities	(34.2)	(481.0)
Effect of exchange rate changes on cash	(3.0)	2.3
Cash used by discontinued operations	(0.9)	(2.7)
Net change in cash and cash equivalents	$(11.4)	$(111.1)

Operating Activities
In the first nine months of 2014, cash inflow from operating activities was $43.9 million compared with a cash inflow of $29.7 million in the same period of the prior year. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows.

Investing Activities
We used $18.2 million of cash for capital expenditures in the first nine months of 2014 primarily to expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. We expect to fund 2014 capital expenditures through cash generated from operations and cash on hand at September 30, 2014. Net cash provided by investing activities in the first nine months of 2013 included net proceeds of $392.0 million from the divestiture of businesses, less capital expenditures of $28.4 million and the payment to the VAC sellers of $23.0 million.

Financing Activities
We used $7.1 million of cash to pay dividends and $26.8 million to repurchase common stock in the first nine months of 2014. The decrease in cash used in financing activities as of September 30, 2014 compared to September 30, 2013 was primarily due to pre-payment of long-term debt from funds received from divestitures and cash on hand in 2013.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of September 30, 2014, most of our cash and cash equivalents were held outside the United States, primarily in Germany. If the amounts held outside the U.S. were repatriated to the U.S. then, under current law, the repatriated amounts would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances where generated and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of future foreign earnings, and external borrowings. We expect our available cash, 2014 operating cash flows and availability under our credit facility described below to be adequate to fund 2014 operating needs and capital expenditures.
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended September 30, 2014 and materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2014	—	$—	—	$75,916,851
August 1 - 30, 2014	199,553	26.01	199,553	70,724,732
September 1 - 30, 2014	421,720	27.59	421,720	59,087,712
Total July 1 - September 30, 2014	621,273	$27.09	621,273	$59,087,712

(1) On January 21, 2013, we announced that our Board of Directors had authorized a share repurchase plan of up to $50 million of the Company's then outstanding common shares. On August 12, 2014, we announced that our Board of Directors had authorized the repurchase of up to an additional $50 million of the Company's outstanding common shares. There is no expiration date for these authorizations under the repurchase program. By September 30, 2014, we repurchased 1,537,475 shares under the repurchase program.

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
OM GROUP, INC.

Date: October 29, 2014	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)