Form 10-K
period 2014-12-31
OM GROUP INC
filed 2015-03-02
CIK 899723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission file number 001-12515
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OM GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1736882 (I.R.S. Employer Identification No.)

950 Main Avenue, Suite 1300, Cleveland, Ohio (Address of principal executive offices)	44113-7210 (Zip Code)
216-781-0083
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act).  Yes ☐    No ☒
The aggregate market value of Common Stock, par value $.01 per share, held by nonaffiliates (based upon the closing sale price on the NYSE) on June 30, 2014 was approximately $1,010.6 million.
As of February 27, 2015 there were 30,240,512 shares of Common Stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 12, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.
OM Group, Inc.

PART I

Item 1.  Business

Overview
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and medical. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically through complementary acquisitions to build-out our growth platforms, and to maximize total stockholder returns through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value. The Company is a Delaware Corporation and was formed in 1991.

We operate three strategic business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. We also have limited continuing involvement in our Advanced Materials business through transition agreements with the buyer of that business as described below. Further discussion of and financial information for these segments, including external sales, operating profit and total assets, is contained in Note 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

On February 18, 2015, we announced a wide-ranging set of competitive repositioning and cost optimization opportunities throughout the enterprise that are expected to improve our ability to serve customers, better compete in global markets and deliver stronger financial performance. The opportunities include headcount reductions across the enterprise; site consolidations; relocation of certain operations to improve our cost structure and better serve customers; better alignment of various research and development, marketing and technical activities with customers’ next generation products and applications; and further corporate cost reductions.

Over the next three years, we expect to incur total cash expenses related to these opportunities of approximately $50 - $65 million. We also anticipate annualized savings of $30 - $40 million by the end of 2017, which are expected to ramp up starting in late 2015. Certain of these opportunities will take place in Europe and are subject to negotiations with employee works councils and unions, which could impact the timing and scope of the expected expenses and savings. We expect that the cost of these opportunities will not have a material impact on our financial position or liquidity and will be funded by operating cash flows and borrowing on our revolving line of credit when necessary.

On November 24, 2014, we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney"), and now operates as a part of our Battery Technologies business. Based in East Greenwich, Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the $24.6 million acquisition price through existing cash balances.

On May 31, 2013, we completed the divestiture of our Ultra Pure Chemicals ("UPC") business for cash proceeds of $63 million. The results of operations of the UPC business are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. A loss, of $9.8 million, net of tax, was recorded on the divestiture. We used the proceeds of the UPC divestiture, along with cash on hand, to repay our then-existing indebtedness.

On March 29, 2013, we completed the divestiture of our cobalt-based Advanced Materials business and the transfer of our 55% equity interests in the Democratic Republic of Congo-based joint venture known as GTL to the joint venture partners. In connection with this transaction, we received net proceeds of $328.7 million, $302.1 million of which was used, together with cash on hand, to repay approximately $346.0 million of our Term B debt. A loss of $111.6 million was recorded on the divestiture. The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110.0 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss at the time of the divestiture or at December 31, 2013 and 2014.

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

In February 2015, the Magnetic Technologies business entered into negotiations with its employee works council in Germany regarding proposed changes to improve competitiveness and performance.  The opportunities are intended to improve the business's ability to serve customers, better compete and grow in global markets and improve financial performance.

At December 31, 2014 and 2013, backlog was $77.1 million and $97.9 million, respectively. The decrease from 2013 to 2014 is partially due to foreign currency. The entire December 2014 backlog is expected to be converted into sales during the next twelve months.

We believe we are a market leader for many of our applications within our primary geographic markets; however, the competitive landscape remains fragmented with many competitors, and no single competitor has significant market share and geographic coverage.

Magnetic Technologies uses a variety of raw material inputs, including dysprosium and neodymium, to produce its products. The supply of these rare earths is currently concentrated in China and has been constrained at times, leading to price volatility. Rare earth prices declined moderately in 2014.

The segment is focused on developing and leveraging its substantial patent portfolio and applications expertise to develop new products, enter new markets and generally increase market share, and on competitive repositioning and cost optimization opportunities.

Battery Technologies segment
The Battery Technologies segment provides advanced batteries, battery management systems, and energetic devices primarily for defense, space and medical markets. We sell these products directly to customers who incorporate them into sub-assemblies. The business is also developing and commercializing products, technologies and applications for emerging markets, including commercial aerospace, alternative energy storage and oil and gas.

At December 31, 2014, backlog was $156.5 million as compared to $135.2 million at December 31, 2013. The increase from 2013 to 2014 is partially due to the Yardney acquisition in November 2014. At December 31, 2014, $19.4 million of the backlog is expected to be converted to sales in periods after 2015.

We believe we are a market leader for defense and space applications in the U.S. due to our innovation, reliability, broad applications and chemistries expertise and long-standing relationships with key customers. There are few competitors qualified to supply into our principal markets. The segment is a prime contractor or subcontractor for numerous U.S. Government programs, including U.S. Government customers, and its top three customers account for approximately half of its sales. Please see "Risk Factors" for important information regarding U.S. government contracts and programs.

The segment is focused on developing new battery chemistries, expanding the markets it serves, developing products and technologies for emerging markets and applications and competitive repositioning and cost optimization opportunities.

Specialty Chemicals segment
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic applications; industrial applications including coatings, composites and tire; and photomasks used by customers to produce semiconductors and related products. The majority of our products are sold directly to customers. Orders are filled quickly, and backlog is not material in this segment.

We participate in fragmented markets and believe we are a market leader for certain of our products for electronic device and coatings applications. Our customer base in this segment requires significant technical support and high-quality formulations and products that meet stringent requirements and quality specifications. New products and customers often require a long qualification process.

We are focused on providing innovative products that meet specific customer requirements, expanding our geographical reach and competitive repositioning and cost optimization opportunities.

Advanced Materials segment
As discussed above, we completed the divestiture of this business in March 2013. Through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals, for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets. It also had a 55% interest in GTL.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) We act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years. We met the cobalt feed supply target under that agreement in October 2014 and the supply agreement will terminate in March 2015. (2) We also served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013.

Raw Materials
We use a variety of raw materials purchased from a broad supplier base. The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily alloys containing dysprosium and neodymium.  Multiple suppliers are generally available for each of these materials; however, some raw materials are sourced from a single supplier. Rare earth materials are critical to the production of certain Magnetic Technologies products and currently are available from a limited number of suppliers, primarily in China. Temporary shortages of raw materials may occasionally occur and cause short-term price increases. Historically, these shortages have not resulted in lack of availability of raw materials. We also use certain raw materials that must be qualified prior to being used in production. For these raw materials, changes in suppliers may result in disruption of production, forward purchasing of contract requirements or re-qualification expenses.

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

Foreign Operations
We have operations in North America, Europe and Asia, with the majority of our operations located outside of the United States. We market our products worldwide and purchase important raw materials from suppliers located outside of the United States. Some of our sales, raw material prices, operating expenses and income taxes are denominated in local currencies. Accordingly, fluctuations in currency prices affect our operating results. The primary currencies for which we have foreign currency rate exposure are the European Union Euro, Taiwanese Dollar, Malaysian Ringgit, Singapore Dollar, British Pound Sterling, and the Chinese Renminbi. Please see "Risk Factors" for additional information regarding our foreign operations and Note 17 to the accompanying consolidated financial statements to this Annual Report on Form 10-K for financial information about geographic areas.

Research and Development
Our research and development programs are part of our strategy to grow the business through new products, applications and markets.  Research and development expenses were approximately $26.0 million in 2014, $26.3 million in 2013 and $32.2 million in 2012.  The decrease from 2012 to 2013 is primarily due to the sale of the cobalt business in 2013. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.

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

Environmental Matters
We are subject to a variety of environmental and pollution control laws and regulations in the jurisdictions in which we operate. As is the case with other companies in similar industries, we face exposure from actual and potential claims and legal proceedings involving environmental matters. A number of factors affect the cost of environmental remediation, including the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations and the continuing improvements in remediation techniques. Taking these factors into consideration, we estimate the undiscounted costs of remediation, which will be incurred over several years, and accrue an amount consistent with the estimates of these costs when it is probable that a liability has been incurred. We continually evaluate the adequacy of our reserves and adjust the reserves when determined to be appropriate. Ongoing environmental compliance costs, which are expensed as incurred, were approximately $7.9 million in 2014 and $8.0 million in 2013. Ongoing environmental compliance costs include permitting, inspections, pollution control system operations and environmental, health and safety personnel. We anticipate that we will continue to incur compliance costs for the foreseeable future; however, the amount and timing of future environmental expenditures could vary significantly. We believe that our ultimate aggregate cost of environmental remediation as well as liability under environmental protection laws will not materially adversely affect our financial condition or results of operations.

Employees
At December 31, 2014, we had approximately 6,200 full-time employees.

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

We may not be able to execute upon our competitive repositioning and cost optimization opportunities.
In February 2015, we announced a wide-ranging set of competitive repositioning and cost optimization opportunities throughout the enterprise that are expected to improve our ability to serve customers, compete in global markets and deliver stronger financial performance. Achieving the targeted savings from these opportunities within the expected time and cost parameters is dependent upon many factors, including negotiations with employee unions and works councils. The implementation of these opportunities could disrupt our operations. If we cannot implement these opportunities without disrupting our operations, or if the assumptions used to estimate the costs, benefits and timing of these opportunities are incorrect, our business and financial results could be adversely affected and we could achieve different results than those initially projected.
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
We rely on patents and trade secrets to protect our intellectual property. We attempt to protect and restrict access to our trade secrets and proprietary information, but it may be possible for a third party to obtain our information and develop similar technologies. If a competitor infringes upon our patent or other intellectual property rights, enforcing those rights could be difficult, expensive and time-consuming, making the outcome uncertain. Even if we are successful, litigation to enforce our intellectual property rights or to defend our patents against challenges could be costly and could divert management's attention.

Because we depend on several large customers for a significant portion of our revenues, our operating results could be adversely affected by any disruption of our relationship with these customers or any material adverse change in their businesses.
We depend on several large customers for a significant portion of our business. For example, sales to the top three customers in the Battery Technologies segment represented approximately half of Battery Technologies' net sales in 2013 and 2014. Any disruption in our relationships with our major customers, including any adverse modification of our agreements with them or their unwillingness or inability to perform their obligations under the agreements, could adversely affect us. In addition, any material adverse change in the financial condition of any of our major customers could have similar adverse effects on us.

We operate in very competitive industries.
We have many competitors. Some of our principal competitors have greater financial resources, greater brand recognition, or are operating in lower cost environments. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility. As a result of the competitive environment in the markets in which we operate, we currently face and will continue to face pressure on the sales prices of our products from competitors and large customers. With these pricing pressures, we may experience future reductions in the profit margins on our sales, or may be unable to pass on future raw material price or operating cost increases to our customers, or incur to a sudden loss of business.

We believe that industry consolidation among our peers could result in stronger competitors with greater financial and other resources that are better able to compete for customers.

Future indebtedness may impair our ability to operate our business successfully.
The terms of our Senior Secured Revolving Credit Facility the ("Facility") could adversely affect our ability to finance future operations or capital needs and pursue available business opportunities. This Facility contains various provisions that limit our ability to, among other things, incur additional indebtedness, make investments, or sell assets. These restrictions could place us at a competitive disadvantage against competitors. In addition future borrowings could expose us to material increases in interest expense since future borrowings will have variable interest rate provisions.

In addition, our Facility requires us to maintain specified financial ratios, satisfy certain financial condition tests, and repay our indebtedness when it becomes due. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these requirements. We cannot assure that we will meet those requirements or that the lenders will waive any failure to meet those requirements. A breach of any of these covenants or any other restrictive covenants contained in our Facility would result in an event of default. An event of default could result in the holders of the affected indebtedness declaring all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts or secure new financing, the Facility lenders could proceed against the collateral pledged to them, which is a substantial portion of our assets.

Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.
Our total assets include substantial intangible assets, including goodwill. The goodwill results from our acquisitions and represents the excess of cost over the fair value of the identifiable net assets we acquired. We assess at least annually whether there has been any impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for acquired businesses decline, if significant and prolonged negative industry or economic trends continue, if our stock price and market capitalization declines, or if future cash flow estimates decline, we could incur under current applicable accounting rules, a non-cash charge to operating earnings for goodwill or intangibles impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and equity book value, the effect of which could be material.

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
The number, type, location and size of our properties as of December 31, 2014, by segment, are set forth below:

	Number and Nature of Facilities			Square Footage (in thousands)
Segment	Manufacturing	Warehouse	Sales/Service	Owned	Leased
Magnetic Technologies	6	6	15	1,966	332
Battery Technologies	8	9	9	408	270
Specialty Chemicals	12	12	14	566	320

	Geographic Locations			Leased Facilities Expiration Dates (years)
Segment	North America	Europe	Asia	Minimum	Maximum
Magnetic Technologies	1	4	10	1	8
Battery Technologies	5	—	—	1	7
Specialty Chemicals	7	5	6	1	27

Item 3.  Legal Proceedings
We are a party to various legal and administrative proceedings incidental to our business. We believe that disposition of all suits and claims related to our ordinary course of business should not in the aggregate have a material adverse effect on our financial position or results of operations.

Item 4.  Mine Safety Disclosures - Not applicable.
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

Joseph Scaminace - 61
Chairman and Chief Executive Officer (August 2005)

David B. Knowles - 54
President and Chief Operating Officer (April 2013)
Executive Vice President and Chief Operating Officer, Myers Industries, Inc. (June 2009 - March 2013)

Christopher M. Hix - 52
Vice President and Chief Financial Officer (January 2012)
Vice President and Chief Financial Officer, Robbins & Myers, Inc. (August 2006 - December 2011)

Valerie Gentile Sachs - 59
Vice President, General Counsel and Secretary (September 2005)

Gregory J. Griffith - 59
Vice President, Strategic Planning and Development (May 2012)
Vice President, Strategic Planning, Development and Investor Relations (February 2007)

Michael V. Johnson - 63
Vice President, Human Resources (November 2010)
Senior Vice President, Human Resources, FXI Foamex Innovations (January 2008 - October 2010)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “OMG”. As of December 31, 2014, there were 817 record holders of our common stock. Please see Item 12 in this Form 10-K for information regarding our equity compensation plans.
The high and low market prices of our common stock for each quarter during the past two years are presented in the table below:

	2014			2013
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividend	High	Low	Dividend
First quarter	$37.58	$30.62	$0.075	$29.00	$22.28	$—
Second quarter	$33.79	$28.01	$0.075	$32.13	$22.22	$—
Third quarter	$33.56	$24.08	$0.075	$33.83	$28.36	$—
Fourth quarter	$30.77	$21.87	$0.075	$36.49	$31.26	$—

In 2014 our Board of Directors declared our first quarterly dividend since 2002. A $0.075 dividend was declared each quarter in 2014. On February 10, 2015, our Board of Directors declared a dividend of $0.085 per share payable on March 6, 2015 to the holders of record of all issued and outstanding shares of our Common Stock as of the close of business on February 23, 2015. Future payments of dividends will be based on factors such as our earnings, financial condition, debt covenant restrictions, and other factors as deemed appropriate by the Board. Our credit agreement includes certain covenants which restrict our payment of dividends generally to $15,000,000 per year, so long as no potential default or event of default has occurred and is continuing at the time of declaration.

Comparison of Cumulative Total Stockholder Return(a)

(a) The chart above compares our cumulative total stockholder return to that of (1) the Standard & Poor's 500 index and (2) Russell 2000 index. In all cases, the information assumes $100 invested at December 31, 2008, and is presented on a dividends-reinvested basis. The table does not forecast performance of our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1 - 31, 2014	337,211	$24.75	—	$50,742,712
November 1 - 30, 2014	—	—	—	50,742,712
December 1 - 31, 2014	—	—	—	50,742,712
Total October 1 - December 31, 2014	337,211	$24.75	—	$50,742,712

(1) On January 21, 2013, we announced that our Board of Directors had authorized a share repurchase plan of up to $50 million of the Company's then outstanding common shares. On August 12, 2014, we announced that our Board of Directors had authorized the repurchase of up to an additional $50 million of the Company's outstanding common shares. There is no expiration date for these authorizations under the repurchase program. All of the shares indicated above were purchased under the share repurchase program. By December 31, 2014, we repurchased 1,874,686 shares under the repurchase program and approximately $51 million of the share repurchase authorizations remained outstanding as of December 31, 2014. Our Senior Secured Revolving Credit Facility (“the Facility”) includes certain covenants regarding restricted payments, including share repurchases, that could limit the Company's ability to repurchase shares.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
(In millions, except per share data)
Income Statement Data:
Net sales	$1,067.5	$1,157.5	$1,544.4	$1,419.6	$1,110.8
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(172.3)	$(71.7)	$(38.3)	$39.8	$79.7
Income (loss) from discontinued operations, net of tax	(0.3)	(12.3)	(0.4)	2.2	3.6
Net income (loss)	$(172.6)	$(84.0)	$(38.7)	$42.0	$83.3
Net income (loss) per common share attributable to OM Group, Inc. common stockholders — diluted:
Continuing operations	$(5.54)	$(2.27)	$(1.21)	$1.28	$2.61
Discontinued operations	(0.01)	(0.39)	(0.01)	0.07	0.12
Net income (loss)	$(5.55)	$(2.66)	$(1.22)	$1.28	$2.73

Dividends declared per common share	$0.30	$—	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$91.7	$118.4	$227.6	$292.1	$400.6
Total assets	$1,419.5	$1,783.1	$2,499.4	$2,873.8	$1,772.7
Long-term debt, excluding current portion	—	—	$454.1	$633.2	$90.0

Certain financial data may have been rounded. As a result of such rounding, the totals of data presented in this document may vary slightly from the actual arithmetical totals of such data. The results of our Ultra Pure Chemicals business are reported as discontinued operations in the table above.

Results for 2014 include a $195.4 million goodwill and intangible asset non-cash impairment charge on the Magnetic Technologies goodwill and tradename. Please see additional information regarding this impairment in the Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note 6 to the Consolidated Financial Statements include in Item 8 of this Form 10-K. The results also include costs related to cost optimization and other business improvement initiatives of $1.9 million in Magnetic Technologies, $2.6 million in Battery Technologies, $2.1 million in Specialty Chemicals, and $0.2 million in Corporate, respectively. There was also a $3.2 million non-cash pension settlement charge recorded in Battery Technologies during the fourth quarter.
Results for 2013 include a $111.6 million loss on the divestiture of the Advanced Materials business within continuing operations and a $9.8 million loss on the divestiture of the UPC business within discontinued operations.
Results for 2012 include $55.9 million of charges related to VAC inventory purchase accounting step-up, $2.5 million non-cash pension settlement charge, $2.9 million gain recognized on the sale of property in China, $6.5 million acceleration of deferred financing fees due to debt repayment and $6.0 million income from an acquisition escrow settlement.
Results for 2011 include $111.2 million pre-tax of acquisition-related charges recorded in Magnetic Technologies, $15.4 million of Corporate acquisition-related fees and a $9.7 million gain recognized from a Specialty Chemicals property sale.
Results for 2010 include a $3.2 million Battery Technologies acquisition-related charge and $2.2 million Corporate acquisition-related fees.

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

General
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and medical. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically through complementary acquisitions to build-out our growth platforms, and to maximize total stockholder returns through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

On February 18, 2015, we announced a wide-ranging set of competitive repositioning and cost optimization opportunities throughout the enterprise that are expected to improve our ability to serve customers, better compete in global markets and deliver stronger financial performance. The opportunities include headcount reductions across the enterprise; site consolidations; relocation of certain operations to improve our cost structure and better serve customers; better alignment of various research and development, marketing and technical activities with customers’ next generation products and applications; and further corporate cost reductions.

Over the next three years, we expect to incur total cash expenses related to these opportunities of approximately $50.0 - $65.0 million. We also anticipate annualized savings of $30.0 - $40.0 million by the end of 2017, which are expected to ramp up starting in late 2015. Certain of these opportunities will take place in Europe and are subject to negotiations with employee works councils and unions, which could impact the timing and scope of the expected expenses and savings. We expect that the cost of these opportunities will not have a material impact on our financial position or liquidity and will be funded by operating cash flows and borrowing on our revolving line of credit when necessary.

On November 24, 2014, we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney") and has been included in our Battery Technologies business. Based in Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the $24.6 million acquisition price through existing cash balances.

On May 31, 2013, we completed the divestiture of our Ultra Pure Chemicals (UPC) business for cash proceeds of $63.3 million. The results of operations of the UPC business are reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements for all periods presented. A loss, net of tax, of $9.8 million was recorded on the divestiture, which included a $1.5 million gain on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1.0 million. We used the proceeds of the UPC divestiture, along with cash on hand, to repay our then-existing indebtedness.

On March 29, 2013, we completed the divestiture of our cobalt-based Advanced Materials business and the transfer of our 55% equity interests in the Democratic Republic of Congo-based joint venture known as GTL to the joint venture partners. In connection with this transaction, we received net proceeds of $328.7 million. As required by the Company's Senior Secured Credit agreement in place at the time, $302.1 million of net proceeds received at closing were used, together with cash on hand, to repay approximately $346.0 million of our Term B debt. A loss of $111.6 million was recorded on the divestiture. The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110.0 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture or at December 31, 2013 and 2014.

We operate three strategic business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. Through March 2015, we also have limited continuing involvement in the Advanced Materials business through transition agreements with the buyer as described below. Further discussion of and financial information for these segments, including external sales, operating profit and total assets, is contained in Note 17 to the accompanying consolidated financial statements of this Annual Report on Form 10-K.

Magnetic Technologies
The Magnetic Technologies segment develops, manufactures and distributes differentiated, high-performance industrial-use magnetic materials and related products and systems with exceptional magnetic and/or physical properties for a wide array of end markets, including automotive systems, electrical installation technology, energy conversion and distribution, industrial, retail and renewable energy.

Battery Technologies
The Battery Technologies segment develops, manufactures and distributes specialty batteries, battery management systems, battery-related research and energetic devices for the defense, space, medical, energy storage, commercial aerospace and oil and gas markets.

Specialty Chemicals
The Specialty Chemicals segment develops, produces and supplies chemicals for consumer electronics applications; industrial applications including coatings, composites and catalysts; and photomasks used by customers to produce semiconductors and related products.

Advanced Materials (divested)
As discussed above, on March 29, 2013, we exited this business. During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals for the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial markets. It also had a 55% interest in a joint venture (GTL) in the Democratic Republic of Congo (DRC).
Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) We act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of two years. We met the cobalt feed supply target under that agreement as of early October 2014 and the supply agreement will terminate in March 2015. (2) We served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements will be reported in the Advanced Materials segment until the supply agreement expires or is terminated.

Executive Overview
In 2014, we completed the acquisition of Yardney, returned $44.5 million to stockholders in the form of share repurchases and a regular quarterly cash dividend that we initiated in Q1 2014, and developed and initiated a set of actions to improve growth, margins and returns, including replacing four of our five business unit leaders. We believe these new leaders, in Magnetic Technologies and all three of our Specialty Chemicals businesses, have the abilities and experience to execute our initiatives and accelerate the pace of our competitive repositioning and cost optimization opportunities.

Consolidated net sales decreased by $90.0 million in 2014 compared to 2013, due primarily to the divestiture of the Advanced Materials business ($63.7 million impact) and lower sales at Magnetic Technologies ($27.6 million impact). Excluding the Advanced Materials business, net sales decreased 2.7% in 2014 compared to 2013. Sales in Magnetic Technologies were down 5.3% compared to a year earlier, due primarily to weakening business conditions in Europe and lower rare earth prices, which are generally passed-through to customers in our selling prices. Battery Technologies sales increased by 2.3% due to favorable price/mix and higher volumes in defense and medical applications. Specialty Chemicals sales were essentially flat to a year ago.

During the fourth quarter of 2014, in response to deteriorating European macroeconomic conditions and increasing competition, the Magnetic Technologies management team conducted a strategic evaluation of the business, led by the new business leader who joined in the third quarter of 2014. The evaluation included an assessment of business strengths and challenges and the consideration of various alternatives to improve business performance, including competitive repositioning and cost optimization opportunities.  As a result of this evaluation, including a projection of future business results and consideration of the anticipated costs and benefits from business improvement opportunities, we determined that certain intangible assets of the business were impaired, and recorded goodwill and intangible asset non-cash impairment charges totaling $195.4 million. Throughout 2014, we recorded charges of $10.0 million related to cost reduction and business improvement initiatives across the enterprise, including a non-cash charge of $3.2 million related to a pension settlement in Battery Technologies, severance related to headcount reductions in Specialty Chemicals, severance and other charges related to reducing operations at our medical battery facility in Vancouver in response to the loss of a key customer contract, and charges related to the business leadership changes discussed above.

Excluding the impact of the special charges noted above and the results of Advanced Materials in both years, adjusted operating profit and EBITDA were $45.9 million and $113.4 million, respectively, in 2014 compared to $51.2 million and $121.0 million, respectively, in 2013. A reconciliation of these adjusted numbers to US GAAP is contained on pages 17 and 18. The decrease in earnings in 2014 resulted from lower sales volumes and higher operating expenses in Magnetic Technologies, and $3.7 million of insurance proceeds in Specialty Chemicals in 2013 that did not repeat in 2014. These factors were partially offset by higher profitability in 2014 in Battery Technologies due to favorable price/mix and higher sales volumes, as well as lower Corporate expenses.

Consolidated Operating Results for 2014, 2013 and 2012
Set forth below is a summary of the Statements of Consolidated Operations for the years ended December 31,

	2014		2013		2012
(percent of net sales)
Net sales	$1,067.5		$1,157.5		$1,544.4
Cost of goods sold	829.3		899.1		1,300.8
Gross profit	238.2	22.3%	258.4	22.3%	243.6	15.8%
Selling, general and administrative expenses	207.9	19.5%	217.3	18.8%	251.2	16.3%
Goodwill and intangible asset impairment	195.4		—		—
Gain on sale of property	—		—		(2.9)
Operating profit (loss)	(165.1)	(15.5)%	41.1	3.6%	(4.7)	(0.3)%
Other expense, net	(7.7)		(103.9)		(43.9)
Income tax expense (benefit)	(0.5)		10.7		(3.2)
Loss from continuing operations, net of tax	(172.3)		(73.5)		(45.4)
Loss from discontinued operations, net of tax	(0.3)		(12.3)		(0.4)
Consolidated net loss	(172.6)		(85.8)		(45.8)
Net loss attributable to noncontrolling interests	—		1.8		7.1
Loss attributable to OM Group, Inc. common stockholders	$(172.6)		$(84.0)		$(38.7)
Earnings per common share — basic:
Loss from continuing operations attributable to OM Group, Inc.common stockholders	$(5.54)		$(2.27)		$(1.21)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.39)		(0.01)
Net loss attributable to OM Group, Inc. common stockholders	$(5.55)		$(2.66)		$(1.22)
Earnings per common share — assuming dilution:
Loss from continuing operations attributable to OM Group, Inc. common stockholders	$(5.54)		$(2.27)		$(1.21)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)		(0.39)		(0.01)
Net loss attributable to OM Group, Inc. common stockholders	$(5.55)		$(2.66)		$(1.22)
Weighted average shares outstanding
Basic	31.1		31.6		31.9
Assuming dilution	31.1		31.6		31.9
Amounts attributable to OM Group, Inc. common stockholders:
Loss from continuing operations, net of tax	$(172.3)		$(71.7)		$(38.3)
Loss from discontinued operations, net of tax	(0.3)		(12.3)		(0.4)
Net loss	$(172.6)		$(84.0)		$(38.7)

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

	2014
	Magnetic Technologies		Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$(177.1)		$19.9	$31.3	$(33.6)	$(159.5)	$(5.6)	$(165.1)
Goodwill and intangible asset impairment	195.4		—	—	—	195.4	—	195.4
Charges related to initiatives	1.9		2.6	2.1	0.2	6.8	—	6.8
Pension settlement expense	—		3.2	—	—	3.2	—	3.2
Adjusted operating profit	$20.2		$25.7	$33.4	$(33.4)	$45.9	$(5.6)	$40.3
Depreciation and amortization	42.2		10.5	14.0	0.8	67.5	—	67.5
Adjusted EBITDA	$62.4		$36.2	$47.4	$(32.6)	$113.4	$(5.6)	$107.8

	2013
	Magnetic Technologies		Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$22.4		$21.8	$35.8	$(38.5)	$41.5	$(0.4)	$41.1
Charges related to initiatives	5.4	—	0.8	1.1	2.4	9.7	—	9.7
Adjusted operating profit	$27.8		$22.6	$36.9	$(36.1)	$51.2	$(0.4)	$50.8
Depreciation and amortization (a)	44.2		10.1	14.8	0.7	69.8	3.9	73.7
Adjusted EBITDA	$72.0		$32.7	$51.7	$(35.4)	$121.0	$3.5	$124.5

	2012
	Magnetic Technologies		Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$(22.3)		$19.6	$34.5	$(42.9)	$(11.1)	$6.4	$(4.7)
Total VAC inventory purchase accounting step-up and LCM charges	55.9		—	—	—	55.9	—	55.9
Pension settlement expense	—		—	—	2.5	2.5	—	2.5
Gain on sale of property	—		—	(2.9)	—	(2.9)	—	(2.9)
Adjusted operating profit	$33.6		$19.6	$31.6	$(40.4)	$44.4	$6.4	$50.8
Depreciation and amortization	40.8		10.1	15.7	0.8	$67.4	16.9	84.3
Adjusted EBITDA	$74.4		$29.7	$47.3	$(39.6)	$111.8	$23.3	$135.1
(a) $0.2 million of accelerated software amortization is included in Corporate charges related to cost-reduction initiatives and excluded from Corporate depreciation and amortization in the table above for the twelve months ended December 31, 2013.

	Year Ended
	December 31,
	2014		2013		2012
(in millions, except per share data)	$	Diluted EPS	$	Diluted EPS	$	Diluted EPS
Net income (loss) from continuing operations attributable to OM Group Inc. - as reported	$(172.3)	$(5.50)	$(71.7)	$(2.25)	$(38.3)	$(1.20)
Less:
(Gain) loss on divestiture of Advanced Materials business	(1.7)	(0.05)	111.6	3.51	—	—
Goodwill and intangible asset impairment	195.4	6.24	—	—
Charges related to initiatives	6.8	0.22	9.7	0.30	—	—
VAC inventory purchase accounting step-up and lower of cost or market charges	—	—	—	—	55.9	1.75
Pension settlement expense	3.2	0.10	—	—	2.5	0.08
Gain on sale of property	—	—	—	—	(2.9)	(0.09)
Acceleration of deferred financing fees	—	—	1.0	0.03	6.5	0.20
EPT escrow settlement, net of tax	—	—	—	—	(6.0)	(0.19)
Contingent consideration adjustment	—	—	(13.0)	(0.41)	—	—
Tax effect of special items	(9.0)	(0.30)	(1.2)	(0.04)	(17.3)	(0.54)
Adjusted net income from continuing operations attributable to OM Group, Inc.	$22.4	$0.71	$36.4	$1.14	$0.4	$0.01
Weighted average shares outstanding - diluted (a)		31.3		31.8		32.0
(a) Because the reported loss from continuing operations is income on a adjusted basis, we used diluted shares to calculate EPS
The 2014 items in the above table are described more fully in the Executive Overview above.
The 2013 charges related to enterprise-wide cost-reduction initiatives, including headcount reductions, minor facility consolidations, supply chain optimization, corporate cost reductions, and other structural changes to improve profitability. These actions increased pre-tax profit by $17.3 million in 2013. In 2013, we incurred charges of $9.7 million associated with these actions.

Magnetic Technologies acquisition-related charges in 2012 totaled $55.9 million (net of related tax benefit), representing the step-up value for inventory in purchase accounting that turned through cost of goods sold after the business was acquired. Other items impacting operating profit included a land sale gain of $2.9 million (net of tax) in Specialty Chemicals, and expense of $2.5 million (net of tax) related to a settlement charge associated with lump-sum cash settlements to certain participants in one of our U.S. defined benefit pension plans. Other income (expense) included a $6.0 million (net of tax) benefit for a fourth quarter 2012 receipt of cash from an escrow account related to the 2010 Battery Technologies acquisition, and it included Interest expense of $1.0 million (net of tax) in the second half of 2012 related to accelerated amortization of deferred financing fees as a result of early repayments of debt.

2014 Compared with 2013
The following table identifies, by segment, the components of change in net sales and operating profit in 2014 compared with 2013:

	Net sales	Operating profit - as reported	Adjusted operating profit
2013	$1,157.5	$41.1	$50.8
Increase (decrease) in 2013 from:
Magnetic Technologies	(27.6)	(199.5)	(7.6)
Battery Technologies	3.5	(1.9)	3.1
Specialty Chemicals	(2.5)	(4.5)	(3.5)
Advanced Materials	(63.7)	(5.2)	(5.2)
Corporate	—	4.9	2.7
Intersegment items	0.3	—	—
2014	$1,067.5	$(165.1)	$40.3
Excluding the impact of the divested Advanced Materials business ($63.7 million), net sales in 2014 were $26.3 million, or 2.7%, lower than 2013. This decrease is due primarily to lower net sales in our Magnetic Technologies business and resulted from lower rare earth prices in 2014, which are generally passed-through to our customers in our selling prices, as well as weakening business conditions in Europe and increased competition and lower prices. This decrease was partially offset by a sales increase of $3.4 million, or 2.3%, in our Battery Technologies business, which was driven by favorable price/mix and higher volumes in defense and medical applications. Net sales in Specialty Chemicals were roughly flat in 2014 compared to 2013.
Gross profit decreased to $238.2 million in 2014, compared with $258.4 million in 2013. The largest factors affecting the $20.2 million decrease were the sale of Advanced Materials ($12 million impact), and lower sales and rare-earth price impacts in Magnetic Technologies.
Selling, general and administrative expenses (“SG&A”) decreased to $207.9 million in 2014 compared with $217.3 million in 2013 due primarily to the Advanced Materials divestiture ($6 million impact). Excluding the Advanced Materials business, SG&A as a percentage of net sales was 21% in both 2014 and 2013.
The intangible impairment charge of $195.4 million in 2014 relates to goodwill and intangible assets in Magnetic Technologies and is described more fully in the Executive Overview above.
The following table summarizes the components of Other expense, net:

	Year Ended December 31,
	2014	2013	Change
Interest expense	$(2.6)	$(12.3)	$9.7
Accelerated amortization of deferred financing fees	—	(6.5)	6.5
Foreign exchange gain (loss)	(6.5)	8.0	(14.5)
Gain (loss) on divestiture of Advanced Materials	1.7	(111.6)	113.3
Other income (expense), net	(0.3)	12.0	(12.3)
	$(7.7)	$(110.4)	$102.7

The decrease in interest expense is due to lower debt outstanding in 2014 compared to 2013, as we repaid our debt in the first half of 2013. The 2013 accelerated amortization of deferred financing fees is related to the debt paydown.
The foreign exchange loss in 2014 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances. During 2014, the Euro weakened against the dollar from 1.38 at December 31, 2013 to 1.21 at December 31, 2014, resulting in a foreign exchange loss. During 2013, the opposite occurred when the Euro strengthened from 1.32 at December 31, 2012 to 1.38 at December 31, 2013, resulting in a foreign exchange gain.

Other income in 2013 is primarily comprised of a $13 million reduction of the contingent consideration liability associated with our 2011 acquisition of Rahu Catalytics Limited ("Rahu") in 2011.

We recorded an income tax benefit of $0.5 million on a pre-tax loss of $172.8 million in 2014. The effective income tax rate for the year ended December 31, 2014 is impacted by the Magnetic Technologies impairment charges of $195.4 million and other special charges totaling $10.0 million described more fully above. There is no tax benefit for the $168.7 million goodwill portion of the impairment charges due to its permanent nature. Excluding the impairment charge, the other special items and the Advanced Materials results, our effective income tax rate was 22.7%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
We recorded an income tax expense of $10.7 million on pre-tax loss of $62.8 million for 2013. The effective tax rate was impacted by the loss on the divestiture of Advanced Materials, which had no income tax benefit, and other special items. Excluding these special items, our effective income tax rate would have been 25.6%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
2013 Compared with 2012
The following table identifies, by segment, the components of change in net sales in 2013 compared with 2012:

	Net sales	Operating profit (loss) - as reported	Adjusted operating profit
2012	$1,544.4	$(4.7)	$50.8
Increase (decrease) in 2012 from:
Magnetic Technologies	(109.0)	44.7	(5.8)
Battery Technologies	7.3	2.3	3.0
Specialty Chemicals	(5.0)	1.3	5.3
Advanced Materials	(280.8)	(6.9)	4.3
Corporate	—	4.4	(6.8)
Intersegment items	0.5	—	—
2013	$1,157.5	$41.1	$50.8
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

	Year Ended December 31,
	2013	2012	Change
Interest expense	$(12.3)	$(49.7)	$37.4
Foreign exchange gain (loss)	8.0	(0.8)	8.8
Loss on divestiture of Advanced Materials	(111.6)	—	(111.6)
Other expense, net	12.0	6.6	5.4
	$(103.9)	(43.9)	$(60.0)

The decrease in interest expense is due to lower debt outstanding in 2013 compared to 2012, as we repaid our then-existing debt in the first half of 2013. The foreign exchange gain in 2013 is primarily related to movements in Euro/U.S. dollar exchange rates and the resulting impact on the revaluation of non-functional currency cash and debt balances.

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
Excluding the impact of VAC purchase accounting-related inventory charges and GTL discrete and permanent items, the effective tax rate for the year ended December 31, 2012 would have been 31.8%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
Segment Results and Corporate Expenses
Magnetic Technologies

In 2014 this segment focused on (1) replacing its leadership, (2) developing new products and applications, including leveraging its substantial patent portfolio, know-how and expertise to enter new markets and increase market share and (3) conducting a strategic evaluation of the business to identify opportunities to improve operating performance.
The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. Rare earth materials are currently available from a limited number of suppliers, primarily in China. We generally pass through rare earth prices to our customers in our selling prices, typically with a lag period. Rare earth prices declined moderately throughout 2014, which negatively impacted net sales and profitability.

For the year ended December 31,	2014	2013	2012
Net sales	$495.0	$522.6	$631.6

Operating income (loss)	$(177.1)	$22.4	$(22.3)
Goodwill and intangible asset impairment	195.4	—	—
Charges related to initiatives	1.9	5.4	—
VAC inventory purchase accounting step-up and LCM charges	—	—	55.9
Adjusted operating profit	$20.2	$27.8	$33.6
The intangible impairment of $195.4 million is related to the write-down of goodwill and other intangible assets to fair value in the fourth quarter of 2014. Charges of $1.9 million related to initiatives in 2014 related to cost optimization and other business improvement initiatives. Charges related to cost-reduction initiatives of $5.4 million in 2013 relate to the cost reduction program that year. Acquisition-related charges in 2012 include $55.9 million of charges as a result of purchase accounting for acquired inventory. As of December 31, 2012, all of the inventory step-up related to the 2011 acquisition had been charged to cost of goods sold.
2014 Compared with 2013
The following table identifies the components of change in net sales and operating profit:

	Net sales	Operating profit	Adjusted operating profit
2013	$522.6	$22.4	$27.8
Increase (decrease) in 2014 from:
Volume/mix	(6.1)	(1.0)	(1.0)
Selling price	(3.7)	(3.7)	(3.7)
Rare earth pricing effects	(14.0)	(3.3)	(3.3)
Other commodity input pricing	(4.7)	(1.1)	(1.1)
Goodwill and intangible asset impairment	—	(195.4)	—
Charges related to cost-reduction initiatives	—	3.5	—
Foreign currency translation effect	1.1	(0.1)	(0.1)
Other	(0.2)	1.6	1.6
2014	$495.0	$(177.1)	$20.2

Net sales decreased $27.6 million, primarily due to lower rare earth prices in 2014 compared to 2013. Typically we pass through these raw material price changes to our customers in our selling prices, with a lag between the inventory purchase and the subsequent price adjustment with our customers. Volume declines and pricing pressures in 2014 also contributed to the sales decline and are attributed to weaker business conditions and increasing competition. These same factors negatively impacted operating profit in 2014 compared to 2013.
2013 Compared with 2012
The following table identifies the components of change in net sales and operating profit:

	Net sales	Operating profit	Adjusted operating profit
2012	$631.6	$(22.3)	$33.6
Increase (decrease) in 2012 from:
Purchase accounting charges in 2012	—	55.9	—
Volume/mix	(6.9)	0.1	0.1
Selling price	(4.9)	(4.9)	(4.9)
Rare earth pricing effects	(113.3)	(22.4)	(22.4)
Operating expenses, including savings from cost-reduction initiatives	—	12.7	12.7
Charges related to cost-reduction initiatives	—	(5.4)	—
Foreign currency translation effect	16.1	0.4	0.4
Other	—	8.3	8.3
2013	$522.6	$22.4	$27.8

Net sales decreased $109.0 million, primarily due to lower rare earth prices in 2013 compared to 2012. Typically we pass through these raw material price changes to our customers in our selling prices, with a lag between the inventory purchase and the subsequent price adjustment with our customers. Volume declines are attributed to weaker macroeconomic conditions in certain markets, primarily in Europe.

Battery Technologies

In 2014 this segment was focused on (1) executing and beginning to integrate the complementary Yardney acquisition, (2) developing new specialty battery chemistries, products and applications, (3) expanding its served markets into new or emerging markets, including grid energy storage, commercial aerospace and oil and gas, and (4) reducing medical battery production costs in response to the loss of a key customer contract.

For the year ended December 31,

	2014	2013	2012
Net sales	$153.8	$150.3	$143.0

Operating profit	$19.9	$21.8	$19.6
Charges related to initiatives	2.6	0.8	—
Pension settlement expense	3.2	—	—
Adjusted operating profit	$25.7	$22.6	$19.6

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At December 31, 2014, backlog was $156.5 million as compared with $135.2 million at December 31, 2013, with the majority of the increase related to the Yardney acquisition in November 2014. Approximately $19.4 million of the backlog at December 31, 2014 is expected to be converted to sales in periods after 2015.
2014 Compared with 2013
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2013	$150.3	$21.8	$22.6
Increase (decrease) in 2013 from:
Sales volume	4.0	1.6	1.6
Price/mix	(0.5)	1.6	1.6
Charges related to initiatives	—	(1.8)	—
Pension settlement expense	—	(3.2)	—
Other	—	(0.1)	(0.1)
2014	$153.8	$19.9	$25.7

Battery Technologies net sales and adjusted operating profit increased in 2014 due primarily to favorable sales volume and mix. Operating profit in 2014 was negatively impacted by the special charges and pension settlement expense described earlier.
2013 Compared with 2012
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2012	$143.0	$19.6	$19.6
Increase (decrease) in 2012 from:
Sales volume	7.1	2.1	2.1
Price/mix	0.1	1.9	1.9
Charges related to cost-reduction initiatives	—	(0.8)	—
Other	0.1	(1.0)	(1.0)
2013	$150.3	$21.8	$22.6

Battery Technologies net sales increased in 2013 due to increased sales volumes, driven primarily by increased sales into defense, where the business benefited from customer spending on programs showing continued growth, and medical markets, benefiting from new customer device qualifications. Operating profit benefited from the higher volumes, as well as favorable mix.
Specialty Chemicals

In 2014 this segment was focused on (1) replacing its leadership team, (2) utilizing its technology to provide solutions for electronic devices with increasing demanding performance specifications and miniaturization, (3) taking steps to optimize its cost structure, and (4) streamlining its product portfolio.

For the year ended December 31,

	2014	2013	2012
Net sales	$316.1	$318.6	$323.6

Operating profit (loss)	$31.3	$35.8	$34.5
Charges related to cost-reduction initiatives	2.1	1.1	—
Gain on sale of property	—	—	(2.9)
Adjusted operating profit	$33.4	$36.9	$31.6
2014 Compared with 2013
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2013	$318.6	$35.8	$36.9
Increase (decrease) in 2014 from:
Volume	(10.9)	(6.4)	(6.4)
Selling price/mix	8.5	3.3	3.3
Foreign currency	0.7	—	—
Insurance proceeds in 2013	—	(3.7)	(3.7)
Charges related to cost-reduction initiatives	—	(1.1)	—
Other	(0.8)	3.4	3.4
2014	$316.1	$31.3	$33.4

Sales were relatively flat compared with the previous year, as lower sales volumes for printed circuit board applications were mostly offset by favorable price/mix and higher volumes in memory disk applications. Sales in our Advanced Organics business were at approximately the same levels as the prior year.
Excluding the charges related to cost-reduction initiatives, adjusted operating profit in 2014 was $3.4 million lower than in 2013 due primarily to insurance proceeds of $3.7 million in 2013 that did not repeat in 2014, and lower sales volumes, partially offset by improved mix and lower operating expenses.

2013 Compared with 2012
The following table identifies the components of change in net sales and operating profit:

	Sales	Operating profit	Adjusted operating profit
2012	$323.6	$34.5	$31.6
Increase (decrease) in 2012 from:
Volume	(3.4)	(2.6)	(2.6)
Selling price/mix	(4.3)	3.6	3.6
Foreign currency	1.8	0.2	(0.2)
Charges related to cost-reduction initiatives	—	(1.1)	—
Gain on sale of property	—	(2.9)	—
Other	0.9	4.1	4.1
2013	$318.6	$35.8	$36.9

Sales declined in 2013 compared to a year ago, as weak economic conditions in Europe and pricing pressures in a competitive environment negatively impacted customer demand for our Advanced Organics and Photomasks products. These decreases were partially offset by higher volumes and improved mix for our electronic chemicals products primarily in memory disk applications for mass data storage. The improved price/mix benefit is attributed to focused selling efforts to promote our highest performing products.

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

Advanced Materials
During 2012 and through the date of sale, this business manufactured inorganic products using unrefined cobalt and other metals for a range of end markets. It also had a 55% interest in the DRC-based joint venture known as GTL prior to March 29, 2013.
As discussed above, we divested this business as of March 29, 2013. Activity in this segment beginning in the second quarter of 2013 represents performance under the transition agreements described above. The higher operating loss in 2014 reflects an increase in sales under the supply agreement in 2014 compared to a year ago.

For the year ended December 31,

	2014	2013	2012
Net sales	$102.6	$166.3	$447.0
Operating (loss) profit	$(5.6)	$(0.4)	$6.4

Corporate Expenses
Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation across the enterprise.
2014 Compared with 2013
Corporate expenses were $33.6 million in 2014 compared with $38.5 million in 2013. Corporate expenses were lower in 2014 due to lower professional services fees, the benefit of Corporate cost-reduction initiatives in the current year and insurance proceeds of $1.3 million.
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

Liquidity and Capital Resources

Cash Flow Summary
Our cash flows from operating, investing and financing activities for 2014, 2013 and 2012, as reflected in the Statements of Consolidated Cash Flows, are summarized and discussed in the following tables and related narrative:

	2014	2013	2012
Net cash provided by (used for):
Operating activities	$85.4	$62.9	$209.5
Investing activities	(58.1)	333.9	(56.5)
Financing activities	(48.5)	(503.7)	(213.8)
Effect of exchange rate changes on cash	(4.7)	0.6	1.4
Decrease in cash from continuing operations	$(25.9)	$(106.3)	$(59.4)

Operating Activities
In 2014, net cash flow from operating activities was $85.4 million compared with $62.9 million in the prior year, largely due to lower cash requirements to fund operating assets and liabilities in 2014. Cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items.

In 2013, net cash flow from operating activities was $62.9 million compared $209.5 million in the prior year. 2012 cash flow performance benefited from declining commodity prices in the Advanced Materials business.

Investing Activities
In 2014, net cash used for investing activities included net cash paid of $24.6 million for the acquisition of Ener-Tek International, Inc. and capital expenditures of $34.5 million. Capital expenditures were made primarily to expand capacity; to maintain and improve productivity; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities.

In 2013, net cash provided by investing activities in 2013 included net proceeds of $392.0 million from the divestitures of the Advanced Materials and UPC businesses, less capital expenditures of $53.1 million.

In 2012, net cash used in investing activities included capital expenditures of $67.6 million.

Financing Activities
Cash used for financing activities in 2014 primarily consisted of $35.2 million in repurchases of common stock and $9.3 million for dividends paid to stockholders, and $12.5 million of net borrowings under the Company's revolving line of credit. In addition, we made payments of $16.2 million to the seller of VAC in 2014. We remain in discussions with the seller regarding the remainder of the withheld consideration of $46.2 million.

The cash used in financing activities in 2013 was primarily for prepayment of long-term debt using proceeds from divestitures of our Advanced Materials and UPC businesses, additional pre-payment of long-term debt utilizing cash on hand, repurchases of common stock, and payments made to the seller of VAC.

Net cash used in financing activities in 2012 included $466.5 million of debt repayments.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of December 31, 2014, most of our cash and cash equivalents were held outside the United States, primarily in Germany. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to retain the majority of our cash balances where generated and to meet U.S. liquidity needs through cash generated from operations in the U.S., limited repatriation of future foreign earnings, and external borrowings. We expect our available cash, 2015 operating cash flows and availability under our credit facility described below to be adequate to fund 2015 operating needs and capital expenditures.
Debt and Other Financing Activities

On September 4, 2013 we entered into a five-year Senior Secured Revolving Credit Facility (“the Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018. As of December 31, 2014, we had $12.5 million outstanding under this credit facility, which was repaid with available cash in January 2015. In the first six months of 2013 we repaid the Term A and Term B loans under the previous credit facility with the proceeds from the divestitures of the Advanced Materials and UPC businesses, as required, and cash on hand. See Note 7 in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the Facility.

Pension Plans
As a result of the VAC acquisition, we hold pension obligations of $184.0 million as of December 31, 2014, substantially all of which are unfunded. VAC sponsors various defined benefit plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany. As a result of the EaglePicher acquisition, we assumed the EaglePicher defined benefit pension obligations, made up of two frozen and two active, partially-funded defined benefit pension plans. Certain non-U.S. employees are covered under other defined benefit plans. See Critical Accounting Policies below and Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of our pension plans.
Contractual Obligations
We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table summarizes our contractual cash obligations and their expected maturities at December 31, 2014.

	Payments due by period
	2015	2016	2017	2018	2019	Thereafter	Total
Purchase and other obligations(1)	$185.5	$5.5	$1.8	$1.8	$1.2	$0.6	$196.4
Capital lease obligations (principal and interest)	0.7	0.7	0.6	0.4	0.4	0.4	3.2
Operating lease obligations	6.6	6.0	5.1	3.4	2.1	8.2	31.4
Total	$192.8	$12.2	$7.5	$5.6	$3.7	$9.2	$231.0

(1)
For 2015 through 2019, purchase obligations include raw material contractual obligations reflecting estimated future payments based on committed tons of material per the applicable contract multiplied by the reference price of each metal. The price used in the computation is the average price for the month of December 2014 for each respective metal. Commitments made under these contracts represent future purchases in line with expected usage.

Not included in the table above is $46.2 million of the VAC purchase price we withheld to fund indemnification claims. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of the amount withheld.
Pension funding can vary significantly each year due to changes in the market value of plan assets, legislation and our funding decisions to contribute any excess above the minimum legislative funding requirements. As a result, pension funding has not been included in the table above. We expect to contribute $0.7 million to our U.S. pension plans in 2015. Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. We expect to make annual benefit payments of approximately $10.7 million related to our non-U.S. pension plans in 2015.

At December 31, 2014, the liability for uncertain tax positions includes $5.9 million for which it is reasonably possible the uncertainty will be resolved within the next twelve months. We are not able to reasonably estimate the period in which cash outflows related to the remaining $7.8 million of uncertain tax positions could occur, if at all. See Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of our uncertain tax positions.
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

Goodwill — We had goodwill of $252.6 million and $432.7 million at December 31, 2014 and 2013, respectively. We test goodwill for impairment annually and more often if indicators of impairment exist. Our reporting units have been determined to be our reportable segments or one level below the reportable segments in certain instances.
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
We conduct our annual goodwill impairment test as of October 1. The results of testing as of October 1, 2014 for all reporting units except Magnetic Technologies confirmed that the estimated fair value of each of the reporting units substantially exceeded its carrying value and no impairment loss was required to be recognized. During a strategic evaluation by the management team, led by the new business leader, of the business and of various opportunities to optimize performance, we noted indicators of potential impairment in the Magnetic Technologies business, including deteriorating European macroeconomic conditions and increasing competition. The resulting test confirmed that the carrying value of the Magnetic Technologies business exceeded its fair value for goodwill. In the fourth quarter of 2014, we performed the second step as discussed above and goodwill impairment of $168.7 million was recognized.
The results of testing as of October 1, 2013 and 2012 for all reporting units except Magnetic Technologies in 2012 confirmed that the estimated fair value of each of the reporting units substantially exceeded its carrying value and no impairment loss was required to be recognized. The October 1, 2012 estimated fair value of the Magnetic Technologies reporting unit exceeded its carrying value by 4%.
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

Other Intangible Assets — Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. At December 31, 2014 and 2013, we had definite-lived intangible assets of $247.0 million and $288.9 million and indefinite-lived intangible assets of $77.8 million and $114.1 million, respectively. Definite-lived intangible assets consist principally of customer relationships, know-how, developed technology and capitalized software and are being amortized using the straight-line or other appropriate methods if applicable. Indefinite-lived intangible assets consist of tradenames. The carrying values of indefinite-lived intangible assets are also evaluated for impairment annually utilizing the discounted cash flow method based on royalty relief as of October 1 and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The definite-lived intangible asset would be considered impaired if the future net undiscounted cash flows generated by the asset are less than its carrying value. During a strategic evaluation by the management team we noted indicators of potential impairment at the Magnetic Technologies business as discussed above. In the fourth quarter of 2014, we performed the discounted cash flow calculation based on a relief of royalty method and determined that the value for the Magnetic Technologies tradename was less than the carrying value and a tradename impairment of $26.7 million was recognized.

Long-lived Assets - The goodwill and intangible asset impairment led to an impairment review of the Magnetic Technologies long-lived assets other than goodwill and indefinite lived intangibles. The future net undiscounted cash flows generated by the assets were greater than the carrying value, indicating no impairment of long-lived assets.

Pension Plans — Our long-term pension obligations as of December 31, 2014 amounted to $244.4 million. In addition, we have an unfunded obligation to our former chief executive officer in settlement of an unfunded supplemental executive retirement plan (“SERP”). Calculations of the amount of defined benefit pension expense and obligations depend on the assumptions used in the actuarial valuations including the discount rate used in calculating the present value of benefits, the expected long-term rate of return on defined benefit plan assets, and the rate of compensation increase. Changes in key economic indicators can result in changes in the assumptions we use. While we believe that the assumptions used in calculating our defined benefit pension expense and obligations are appropriate, differences in actual experience or changes in the assumptions may affect our results of operations or financial position.

For the VAC defined benefit pension obligations, we used a weighted average discount rate of 2.0% in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2014. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation by $4.7 million from the amount recorded in the financial statements at December 31, 2014.

For the EaglePicher defined benefit pension obligations, we used a weighted average discount rate of 3.5% and 3.7% for the two active and two frozen EaglePicher plans, respectively, in computing the amount of the defined benefit pension obligations to be recorded at December 31, 2014. A 25 basis point reduction in the discount rate used for the plans would have increased the net obligation related to the four EaglePicher plans by $5.3 million from the amount recorded in the financial statements at December 31, 2014.
Defined benefit pension plan assets consist primarily of publicly traded stocks and government and corporate bonds. There is no guarantee the actual return on the plans' assets will equal the expected long-term rate of return on plan assets or that the plans will not incur investment losses. For 2014, the expected long-term rate of return assumptions applicable to assets held in the four EaglePicher plans offsetting the obligation was an estimated 6.5% for the two active and two frozen plans. These expected rates of return reflect the asset allocation of the plans and the expected long-term returns on equity and debt investments included in plan assets. If the expected long-term rates of return on plan assets in the four EaglePicher plans were reduced by 50 basis points, pension expense for 2014 would have increased by $0.8 million.
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

Acquisitions - The allocation of the purchase price to the tangible assets and liabilities and identifiable intangible assets acquired requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets in the Ener-Tek and VAC acquisitions and inventory in the VAC acquisition. These estimates are based on historical experience, information obtained from management of the acquired companies, and future volume forecasts with respect to the contingent consideration. These estimates are dependent on assumptions that are difficult to predict, and if different estimates were used, the purchase price for the acquisition may have been allocated to the acquired assets differently from the current allocation. Although we believe the assumptions, judgments and estimates used are reasonable and appropriate, different assumptions, judgments and estimates could materially affect the value ascribed to an acquired asset and, potentially, our results of operations and financial position if impairment charges were required to be recorded.
Recently Issued Accounting Standards
See Note 2 in our Consolidated Financial Statements included in Item 8 of this Form 10-K for recently issued accounting standards and the effects, if any, on our financial statements.

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

From time to time we employ derivative instruments in connection with certain purchases and sales of nickel in order to establish a fixed margin and mitigate the risk of price volatility. This hedging limits our ability to participate in gains from favorable commodity price fluctuations and limits the risk of loss from adverse commodity price fluctuations.

Interest Rate Risk
We are exposed to interest rate risk primarily through our borrowing activities. There is an inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements (see Note 7 in our Consolidated Financial Statements contained in Item 8 of this Annual Report).

From time-to-time, we enter into derivative instruments and hedging activities to manage interest rate risk related to borrowings. We use interest rate swap agreements to partially reduce risks related to floating rate financing agreements that are subject to changes in the market rate of interest. Terms of the interest rate swap agreements require us to receive a variable interest rate and pay a fixed interest rate. We had no outstanding interest rate swaps of December 31, 2013 or 2014.
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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of OM Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related statements of consolidated operations, consolidated comprehensive loss, consolidated total stockholders' equity, and consolidated cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OM Group, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OM Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of OM Group, Inc. and subsidiaries

We have audited OM Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). OM Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, OM Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related statements of consolidated operations, consolidated comprehensive loss, consolidated total stockholders' equity, and consolidated cash flows for each of the three years in the period ended December 31, 2014 of OM Group, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 2, 2015

OM Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014		December 31, 2013
(In millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$91.7		$118.4
Accounts receivable, less allowance of $2.5 in 2014 and $3.9 in 2013	134.5		150.7
Inventories	228.4		240.9
Other current assets	21.5		32.3
Total current assets	476.1		542.3
Property, plant and equipment, net	308.3		345.6
Goodwill	252.6		432.7
Intangible assets, net	324.8		403.0
Other non-current assets	57.7		59.5
Total assets	$1,419.5		$1,783.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving credit facility	$12.5		$—
Accounts payable	74.7		93.6
Accrued income taxes	5.6		4.2
Accrued employee costs	34.9		36.2
Purchase price of VAC payable to seller	46.2		52.5
Other current liabilities	51.8		59.2
Total current liabilities	225.7	—	245.7
Deferred income taxes	74.8		102.5
Pension liabilities	244.4		220.5
Purchase price of VAC payable to seller	—		11.3
Other non-current liabilities	37.7		43.3
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—		—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,408,222 shares issued in 2014 and 32,304,490 shares issued in 2013	0.3		0.3
Capital in excess of par value	647.3		639.8
Retained earnings	405.3		587.2
Treasury stock (2,136,116 shares in 2014 and 825,956 shares in 2013, at cost)	(58.2)		(22.3)
Accumulated other comprehensive loss	(157.8)		(45.2)
Total stockholders' equity	836.9		1,159.8
Total liabilities and stockholders' equity	$1,419.5		$1,783.1

See accompanying notes to consolidated financial statements.
OM Group, Inc. and Subsidiaries
Statements of Consolidated Operations

	Year Ended December 31
	2014	2013	2012

(In millions, except per share data)
Net sales	$1,067.5	$1,157.5	$1,544.4
Cost of goods sold	829.3	899.1	1,300.8
Gross profit	238.2	258.4	243.6
Selling, general and administrative expenses	207.9	217.3	251.2
Goodwill and intangible asset impairment	195.4	—	—
Gain on sale of property	—	—	(2.9)
Operating profit (loss)	(165.1)	41.1	(4.7)
Other income (expense):
Interest expense	(2.6)	(12.3)	(49.7)
Foreign exchange gain (loss)	(6.5)	8.0	(0.8)
Gain (loss) on divestiture of Advance Materials business	1.7	(111.6)	—
Other, net	(0.3)	12.0	6.6
	(7.7)	(103.9)	(43.9)
Loss from continuing operations before income tax expense	(172.8)	(62.8)	(48.6)
Income tax expense (benefit)	(0.5)	10.7	(3.2)
Loss from continuing operations, net of tax	(172.3)	(73.5)	(45.4)
Loss from discontinued operations, net of tax	(0.3)	(12.3)	(0.4)
Consolidated net loss	(172.6)	(85.8)	(45.8)
Net loss attributable to noncontrolling interests	—	1.8	7.1
Loss attributable to OM Group, Inc. common stockholders	$(172.6)	$(84.0)	$(38.7)
Earnings per common share — basic:
Loss from continuing operations attributable to OM Group, Inc.common stockholders	$(5.54)	$(2.27)	$(1.21)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	(0.39)	(0.01)
Net loss attributable to OM Group, Inc. common stockholders	$(5.55)	$(2.66)	$(1.22)
Earnings per common share — assuming dilution:
Loss from continuing operations attributable to OM Group, Inc. common stockholders	$(5.54)	$(2.27)	$(1.21)
Loss from discontinued operations attributable to OM Group, Inc. common stockholders	(0.01)	(0.39)	(0.01)
Net loss attributable to OM Group, Inc. common stockholders	$(5.55)	$(2.66)	$(1.22)
Weighted average shares outstanding
Basic	31.1	31.6	31.9
Assuming dilution	31.1	31.6	31.9

Dividends declared per common share	$0.30	$—	$—

Amounts attributable to OM Group, Inc. common stockholders:
Loss from continuing operations, net of tax	$(172.3)	$(71.7)	$(38.3)
Loss from discontinued operations, net of tax	(0.3)	(12.3)	(0.4)
Net loss	$(172.6)	$(84.0)	$(38.7)

See accompanying notes to consolidated financial statements.

OM Group, Inc. and Subsidiaries
Statements of Consolidated Comprehensive Loss

	Year Ended December 31
	2014	2013	2012
(In millions)
Consolidated net loss	$(172.6)	$(85.8)	$(45.8)
Foreign currency translation adjustments	(81.7)	25.0	20.7
Reclassification of hedging activities into earnings, net of tax	0.2	0.2	(1.9)
Unrealized (loss) gain on cash flow hedges, net of tax	—	(0.3)	5.9
Pension and post-retirement obligation, net of tax	(31.1)	17.9	(19.3)
Net change in accumulated other comprehensive income (loss)	(112.6)	42.8	5.4
Comprehensive loss	(285.2)	(43.0)	(40.4)
Comprehensive loss attributable to noncontrolling interests	—	1.8	7.1
Comprehensive loss attributable to OM Group, Inc.	$(285.2)	$(41.2)	$(33.3)

See accompanying notes to consolidated financial statements.
OM Group, Inc. and Subsidiaries
Statements of Consolidated Cash Flows

	Year Ended December 31
(In millions)	2014	2013	2012
Operating activities
Consolidated net loss	$(172.6)	$(85.8)	$(45.8)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss from discontinued operations	0.3	12.3	0.4
Depreciation and amortization	67.5	73.9	84.3
Goodwill and intangible asset impairment charges	195.4	—	—
Share-based compensation expense	7.6	6.2	5.8
Foreign exchange loss (gain)	6.5	(8.0)	0.8
Deferred income tax benefit	(17.2)	(7.3)	(30.2)
VAC lower of cost or market ("LCM") charges	—	—	78.4
(Gain) loss on divestiture of Advanced Materials business	(1.7)	111.6	—
Adjustment to contingent consideration	—	(13.0)	—
Other non-cash items	9.0	5.5	0.1
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	11.5	(22.3)	39.4
Inventories (includes $18.4 million of step-up amortization in 2012)	3.8	25.0	75.7
Accounts payable	(15.5)	12.5	(43.0)
Refundable, prepaid and accrued income taxes	1.8	(21.1)	41.2
Other, net	(11.0)	(26.6)	2.4
Net cash provided by operating activities	85.4	62.9	209.5
Investing activities
Expenditures for property, plant and equipment	(34.5)	(53.1)	(67.6)
Proceeds from divestiture of Advanced Materials business	—	328.7	—
Proceeds from divestiture of UPC business	—	63.3	—
Cash (paid) for acquisitions or received from purchase adjustments	(24.6)	—	6.0
Other, net	1.0	(5.0)	5.1
Net cash provided by (used for) investing activities	(58.1)	333.9	(56.5)
Financing activities
Dividends paid	(9.3)	—	—
Payments on long-term debt	—	(466.5)	(213.5)
Proceeds from revolving line of credit	14.5	—	—
Payments on revolving line of credit	(2.0)	—	—
Payments related to VAC purchase price payable	(16.2)	(23.0)	—
Debt issuance costs	(0.1)	(2.3)	—
Payment related to surrendered shares	(0.7)	(0.6)	(0.3)
Share repurchases	(35.2)	(14.1)	—
Proceeds from exercise of stock options	0.5	2.8	—
Net cash used for financing activities	(48.5)	(503.7)	(213.8)
Effect of exchange rate changes on cash	(4.7)	0.6	1.4
Cash and cash equivalents
Decrease from continuing operations	(25.9)	(106.3)	(59.4)
Discontinued operations — net cash provided by (used) for operating activities	(0.8)	(0.5)	(1.0)
Discontinued operations — net cash used for investing activities	—	(2.4)	(4.1)
Balance at the beginning of the year	118.4	227.6	292.1
Balance at the end of the year	$91.7	$118.4	$227.6
See accompanying notes to consolidated financial statements

OM Group, Inc. and Subsidiaries
Statements of Consolidated Total Stockholders' Equity

	Year Ended December 31
	2014	2013	2012
(In millions, except share data)
Common Stock — Shares Outstanding, net of Treasury Shares (000's)
Beginning balance	31,479	31,906	31,865
Shares repurchased	(1,310)	(609)	(9)
Shares issued under share-based compensation plans	103	182	50
	30,272	31,479	31,906
Common Stock — Dollars
Beginning balance	$0.3	$0.3	$0.3
Shares issued (rounds to less than $0.1)	—	—	—
	0.3	0.3	0.3
Capital in Excess of Par Value
Beginning balance	639.8	631.1	625.5
Shares issued under share-based compensation plans	0.5	2.8	—
Share-based compensation — employees	6.5	5.4	5.0
Share-based compensation — non-employee directors	0.5	0.5	0.5
	647.3	639.8	631.1
Retained Earnings
Beginning balance	587.2	671.2	709.9
Net loss attributable to OM Group, Inc.	(172.6)	(84.0)	(38.7)
Common stock cash dividends	(9.3)	—	—
	405.3	587.2	671.2
Treasury Stock
Beginning balance	(22.3)	(7.7)	(7.4)
Reacquired shares	(35.9)	(14.6)	(0.3)
	(58.2)	(22.3)	(7.7)
Accumulated Other Comprehensive Loss
Beginning balance	(45.2)	(88.0)	(93.4)
Foreign currency translation	(81.7)	25.0	20.7
Reclassification of hedging into earnings, net of tax	0.2	0.2	(1.9)
Unrealized (loss) gain on cash flow hedges, net of tax	—	(0.3)	5.9
Pension and post-retirement obligation, net of tax	(31.1)	17.9	(19.3)
	(157.8)	(45.2)	(88.0)
Total OM Group Inc. Stockholders’ Equity	836.9	1,159.8	1,206.9
Noncontrolling interests
Beginning balance	—	37.4	44.5
Loss attributable to the noncontrolling interest	—	—	(7.1)
Sale of noncontrolling interest	—	(37.4)	—
	—	—	37.4
Total Equity	$836.9	$1,159.8	$1,244.3

See accompanying notes to consolidated financial statements
Notes to Consolidated Financial Statements
OM Group, Inc. and Subsidiaries
(In millions, except as noted and share and per share amounts)

Note 1 — Significant Accounting Policies
Principles of Consolidation — OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and medical. We use innovative technologies to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically through complementary acquisitions to build-out our growth platforms, and to maximize total stockholder returns through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value. The consolidated financial statements include the accounts of OM Group and its consolidated subsidiaries. We were formed in 1991 as a Delaware Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

Certain financial data may have been rounded. As a result of such rounding, the totals of data presented in this document may vary slightly from the actual arithmetical totals of such data.

On November 24, 2014, we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney"), and now operates as a part of our Battery Technologies business. Based in East Greenwich, Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the $24.6 million acquisition price through existing cash balances.

On May 31, 2013, we completed the sale of our Ultra Pure Chemicals business. The results of our Ultra Pure Chemicals business are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements and Notes to Consolidated Financial Statements for all periods presented. See note 5 - Acquisitions and Divestitures.

On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business, (including its cobalt refinery assets in Kokkola, Finland) and the transfer of our 55% equity interests in the DRC-based joint venture known as GTL to the joint venture partners, subject to a security interest in our favor with respect to the joint venture's performance related to certain supply agreements. Until March 29, 2013, we consolidated the GTL joint venture because we had a controlling interest. Non-controlling interest was recorded for the remaining 45% interest. See note 5 - Acquisitions and Divestitures.
The financial position, results of operations and cash flows of acquisitions are included in the Consolidated Financial Statements from the dates of acquisition.

Unless otherwise indicated, all disclosures and amounts in the Notes to Consolidated Financial Statements relate to the Company's continuing operations.
Use of Estimates - The preparation of financial statements, in conformity with US generally accepted accounting policies ("US GAAP"), requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.
Cash Equivalents - All highly-liquid investments, with a maturity of three months or less when purchased, are considered to be cash equivalents.
Allowance for Doubtful Accounts - We have recorded an allowance for doubtful accounts to record accounts receivable at their estimated net realizable value. The allowance is based upon an analysis of historical bad debts, a review of the aging of accounts receivable and the current creditworthiness of customers. Accounts are written off against the allowance when it becomes probable that collections will not occur. Trade credit is generally extended on a short-term basis and accounts receivable generally do not bear interest.

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

Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. Definite-lived intangible assets consist principally of customer relationships, developed technology, know-how, capitalized software and license agreements and are being amortized using the straight-line or other appropriate method, if applicable. Indefinite-lived intangible assets consist of tradenames.

Retained Liabilities of Businesses Sold - Retained liabilities of businesses sold include obligations related to our former Precious Metals Group (“PMG”), which was sold in 2003. Under terms of the sale agreement, we will reimburse the buyer of this business for certain items that become due and payable by the buyer subsequent to the sale date. Such items are principally comprised of taxes payable related to periods during which we owned PMG. The liability was $11.3 million and $12.3 million as of December 31, 2014 and 2013, respectively. Corresponding receivables related to the indemnification of the liabilities of $8.2 million and $9.1 million at December 31, 2014 and 2013, respectively, were recorded in Other non-current assets.

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
Research and Development — Research and development costs are charged to expense when incurred, are included in selling, general and administrative expenses and amounted to $26.0 million, $26.3 million and $32.2 million in 2014, 2013 and 2012, respectively. These amounts do not include development and application engineering costs incurred in conjunction with fulfilling customer orders and executing projects.
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
Derivative Instruments — We enter into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. It is our policy to execute such instruments with creditworthy banks and not enter into derivative instruments for speculative purposes. All derivatives are reflected at their fair value and recorded in other current assets and other current liabilities as of December 31, 2013. There were no outstanding derivatives as of December 31, 2014. The accounting for the fair value of a derivative depends upon whether it has been designated as a hedge and on the type of hedging relationship. To qualify for designation in a hedging relationship, specific criteria must be met and appropriate documentation prepared. Changes in the fair values of derivatives not designated in a hedging relationship are recognized in earnings.
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

Note 3 — Inventories
Inventories consist of the following as of December 31,

	2014	2013
Raw materials and supplies	$73.6	$83.3
Work-in-process	118.1	122.2
Finished goods	36.7	35.4
	$228.4	$240.9

Note 4 — Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following as of December 31,

	2014	2013
Land and improvements	$37.6	$39.6
Buildings and improvements	138.0	145.8
Machinery and equipment	346.4	350.4
Furniture and fixtures	8.2	7.6
Property, plant and equipment, at cost	530.2	543.4
Less accumulated depreciation	(221.9)	(197.8)
	$308.3	$345.6

Total depreciation expense on property, plant and equipment was $42.5 million in 2014, $47.7 million in 2013 and $58.7 million in 2012.

Note 5 — Acquisitions and Divestitures

(a) Acquisitions

Yardney
On November 24, 2014. we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney"). Based in East Greenwich, Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the $24.6 million acquisition price through existing cash balances. The balance sheet as the acquisition date is based on preliminary estimated purchase accounting. The purchase price was allocated to $10.1 million of net assets, including $5.5 million of identifiable intangibles. The remaining $14.5 million was recorded as goodwill, which is not expected to be deductible for tax purposes.

VAC
Our Magnetic Technologies segment consists of VAC Holding GmbH ("VAC"), which we acquired in 2011. The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group and accepted by the seller, if any, within two years of the closing date of the acquisition with certain exceptions related to tax matters. In August 2013 we remitted a payment of $23.0 million to the seller of VAC. In December 2014, we remitted a payment of $16.2 million to the seller of VAC and charged certain tax assessments related to pre-acquisition tax years of $1.6 million against the outstanding withholding liability.

We now expect matters relating to the withheld consideration to be resolved in 2015. Due to the length of time over which these payments are being made, these payments are classified as financing activities within the Statement of Consolidated Cash Flows. The 2013 payment was previously classified in investing activities, and we have now correctly classified this payment in financing activities.

We are engaged in arbitration with the seller regarding the remainder of the withheld consideration which covers unresolved claims.

(b) Divestitures

Advanced Materials
On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business (including our cobalt refinery assets in Kokkola, Finland), and the transfer of equity interests in the DRC-based joint venture, known as GTL, to the joint venture partners, subject to a security interest in our favor with respect to the joint venture's performance related to certain supply arrangements.
In connection with this transaction we received cash proceeds of $328.7 million. At closing, net proceeds of $302.1 million were received, and we received additional proceeds of $26.6 million as an adjustment to the purchase price based on a post-closing analysis of the closing balance sheet in July 2013. Including the adjustment to the purchase price, a loss of $111.6 million was recorded on the divestiture in 2013, which included a $10.3 million write-off of deferred financing fees related to the required debt pre-payment, a reserve for a note receivable from joint venture partner of $16.0 million and transaction expenses of $9.0 million.
The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110.0 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture or at December 31, 2013 and 2014.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) We act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of at least two years. We met the cobalt feed supply target under that agreement in October 2014 and the supply agreement will terminate in March 2015. (2) We also served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013.

Ultra Pure Chemicals
On May 31, 2013, we completed the sale of our Ultra Pure Chemicals (UPC) business. In connection with this transaction we received cash proceeds of $63.3 million, which included an estimated $3.0 million for excess working capital. A loss of $9.8 million, net of tax, was recorded on the divestiture, which included a gain of $1.5 million on the sale of net assets offset by the realization of a loss in accumulated other comprehensive income of $8.8 million, a $1.5 million write-off of deferred financing fees related to the required debt pre-payment and transaction expenses of $1.0 million. In the second quarter 2014, we settled the outstanding working capital items and recorded an additional loss of $0.2 million.

The results of our UPC business are reported in discontinued operations in the accompanying consolidated financial statements and notes to the consolidated financial statements for all periods prior to the UPC sale.  As required, annual interest expense of $1.0 million and $2.5 million for the periods ending December 31, 2013 and 2012, respectively, related to the debt repaid with the proceeds from the sale of the business was allocated to discontinued operations for all periods prior to the UPC sale. A summary of our discontinued operations activity is as follows:

	Twelve Months Ended December 31
(In millions except per share data)	2014	2013	2012
Net Sales	$—	$38.3	$93.4

Loss from operations of divested business (net of tax)	$(0.1)	$(2.5)	$(0.4)
Loss on disposal of business (net of tax)	(0.2)	(9.8)	—
Loss from discontinued operations (net of tax)	$(0.3)	$(12.3)	$(0.4)

Loss per share from discontinued operations (net of tax)
Basic and diluted	$(0.01)	$(0.39)	$(0.01)

Note 6 — Goodwill and Other Intangible Assets
Goodwill is tested for our reporting units on an annual basis, or more frequently as impairment indicators arise. We have the option to perform a qualitative evaluation about the likelihood of goodwill and indefinite lived intangible impairment to determine whether we should quantitatively calculate the fair value of each of our reporting units. If, after considering all events and circumstances that support a qualitative evaluation, we determine that it is not more-likely-than-not that the fair value of our reporting units is less than the respective carrying value, then performing the two-step quantitative approach would be considered unnecessary. Conversely, if applying the qualitative evaluation indicates that it is more-likely-than-not that the fair value is less than the carrying value, then we would proceed with the first step of the two-step quantitative approach and continue with the quantitative analysis to determine if in fact the reporting unit or units' carrying value exceeds its fair value.
We estimate the fair value of a reporting unit (including goodwill) and compare that amount to the carrying value of that reporting unit. If the estimated fair value of the reporting unit is less than its carrying value, a second step would be undertaken to determine the implied fair value of goodwill of the reporting unit, which is then compared with the carrying value of the goodwill of the reporting unit. This second step would include valuing all of the tangible and intangible assets and liabilities of the reporting unit as if they had been acquired in a business combination on the testing date. We have developed a model to estimate the fair value of the reporting units utilizing a discounted cash flow valuation technique (“DCF model”). We selected the DCF model as we believe it is comparable to what would be used by market participants to estimate fair value of our reporting units. The DCF model incorporates our estimates of future cash flows; future growth rates; terminal value amounts; allocations of certain assets, liabilities and cash flows among reporting units; and the applicable weighted-average cost of capital (the “WACC”) used to discount those estimated cash flows. These estimates require significant judgment and are consistent with our forecast and long-range plans and are considered level 3 inputs under the fair value hierarchy.
We conduct our annual goodwill impairment test as of October 1. The results of testing as of October 1, 2014 for all reporting units except Magnetic Technologies confirmed that the estimated fair value of each of the reporting units substantially exceeded its carrying value and no impairment loss was required to be recognized. During a strategic evaluation by the management team, led by the new business leader, of the business and of various opportunities to optimize performance, we noted indicators of potential impairment in the Magnetic Technologies business, including deteriorating European macroeconomic conditions and increasing competition. The resulting test confirmed that the carrying value of the Magnetic Technologies business exceeded its fair value for goodwill. In the fourth quarter of 2014, we performed the second step as discussed above and a non-cash goodwill impairment charge of $168.7 million was recognized.
The results of testing as of October 1, 2013 and 2012 for all reporting units except Magnetic Technologies in 2012 confirmed that the estimated fair value of each of the reporting units substantially exceeded its carrying value and no impairment loss was required to be recognized. The October 1, 2012 estimated fair value of the Magnetic Technologies reporting unit exceeded its carrying value by 4%.
We believe the assumptions used in our impairment testing were consistent with the risk inherent in the business models of the reporting unit at the time the impairment test was performed. Although we believe the forecasts, assumptions, judgments and estimates used are reasonable and appropriate, different forecasts, assumptions, judgments and estimates could materially affect the goodwill test and, potentially, our results of operations and financial position. The change in the carrying amount of goodwill is as follows:

	Magnetic Technologies	Advanced Materials	Specialty Chemicals	Battery Technologies	Continuing Operations	Discontinued Operations	Consolidated
Balance at January 1, 2013	$205.2	$103.3	$154.4	$65.4	$528.4	$15.0	$543.4
Divestitures and adjustments	—	(103.3)	—	—	(103.3)	(15.0)	(118.3)
Foreign currency translation adjustments	9.3	—	(1.3)	(0.3)	7.7	—	7.7
Balance at December 31, 2013	214.5	—	153.1	65.1	432.7	—	432.7
Impairment	(168.7)	—	—	—	(168.7)	—	(168.7)
Acquisition	—	—	—	14.5	14.5	—	14.5
Foreign currency translation adjustments	(19.3)	—	(6.3)	(0.3)	(25.9)	—	(25.9)
Balance at December 31, 2014	$26.5	$—	$146.8	$79.3	$252.6	$—	$252.6
Intangible assets consist of (i) definite-lived assets subject to amortization and (ii) indefinite-lived intangible assets not subject to amortization. All intangible assets subject to amortization are amortized on a straight-line basis over the estimated useful lives or other appropriate methods if applicable. During a strategic evaluation by the management team we noted indicators of potential impairment at the Magnetic Technologies business as discussed above. In the fourth quarter of 2014, we performed the DCF calculation based on relief of royalty method and determined that the fair value for the Magnetic Technologies tradename was less than the carrying value and a non-cash impairment charge of $26.7 million was recognized.
A summary of intangible assets follows:

	2014				2013
	Carrying Value	Accumulated Amortization (a)	Impairment	Net	Carrying Value	Accumulated Amortization (a)	Net
Tradenames	$114.1	$(9.6)	$(26.7)	$77.8	$117.0	$(2.9)	$114.1
Customer relationships	218.2	(90.1)	—	128.1	234.5	(82.4)	152.1
Developed technology	135.5	(36.1)	—	99.4	136.5	(19.9)	116.6
Know-how	20.1	(4.6)	—	15.5	18.6	(3.6)	15.0
Capitalized software	22.3	(18.6)	—	3.7	22.0	(17.4)	4.6
Other intangibles	2.9	(2.6)	—	0.3	4.2	(3.6)	0.6
Total	$513.1	$(161.6)	$(26.7)	$324.8	$532.8	$(129.8)	$403.0
(a) - Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible assets additions, accelerated amortization of intangible assets, acquisitions and divestitures and other factors.
The weighted average amortization period is 10 years for customer relationships, 12 years for developed technology, 16 years for know-how and 3 year for capitalized software. Indefinite-lived intangible assets are tested for impairment annually and between annual evaluations if changes in circumstances or the occurrence of certain events indicate potential impairment.
Amortization expense related to intangible assets for the years ended December 31, 2014, 2013 and 2012 was $25.0 million, $26.1 million and $25.5 million, respectively. In 2013 we divested the UPC business which had intangible assets with a carrying value of $17.2 million.
We estimate that the annual pre-tax amortization expense will be approximately $25.2 million for 2015, $24.9 million for 2016, $24.8 million for 2017, $20.7 million for 2018 and $21.1 million for 2019.
The goodwill and intangible asset impairment led to an impairment review of the Magnetic Technologies long-lived assets other than goodwill and indefinite lived intangibles. The future net undiscounted cash flows generated by the assets were greater than the carrying value, indicating no impairment of long-lived assets.

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

As of December 31, 2014, we had $12.5 million outstanding under the Facility which was repaid with available cash in January 2015. We are in compliance with all Facility covenants.
Interest paid on long-term debt was $0.0 million, $6.9 million and $38.4 million in 2014, 2013 and 2012, respectively. As required, interest expense of $1.0 million and $2.5 million has been allocated to discontinued operations for 2013 and 2012, respectively. No interest was capitalized in 2014, 2013 or 2012.

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

In May 2013, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 and 2014 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts were designated as cash flow hedges for accounting purposes and were settled during the second quarter 2014. In October 2012, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 of nickel-containing finished products that were priced based on a formula that included a fixed nickel price component and were settled in 2013. These forward derivative contracts have been designated as cash flow hedges for accounting purposes.
Foreign Currency Exchange Rate Risk
Our primary Finnish operating subsidiary was included in the divestiture of our cobalt-based business on March 29, 2013. The functional currency for this subsidiary was the U.S. dollar since a majority of its purchases and sales were denominated in U.S. dollars. While a majority of the subsidiary’s raw material purchases were in U.S. dollars, it had some Euro-denominated operating expenses. From time to time, we entered into foreign currency forward contracts to mitigate a portion of the earnings volatility in those Euro-denominated cash flows due to changes in the Euro/U.S. dollar exchange rate. As of December 31, 2014, 2013, and 2012 we had no Euro forward contracts outstanding. In 2012 we reclassified the previous cumulative loss from the 2011 contracts into earnings. We designated these foreign currency derivatives as cash flow hedges of the subsidiary's forecasted Euro-denominated expenses.
Interest Rate Risk
From time to time we utilized interest rate swap agreements to partially reduce risks related to variable rate financing agreements that are subject to changes in the market rate of interest.

We had interest rate swaps with notional values that totaled $114.5 million at December 31, 2012 and AOCI(L) included a cumulative loss of $0.1 million related to these contracts. Following the full repayment of the Term B facility at the end of March 2013, we elected in April 2013 to terminate all the remaining interest swaps contracts. The AOCI at the time of the termination represented an immaterial cumulative loss related to these contracts which was reclassified to earnings in the second quarter 2013.

There was no hedge ineffectiveness in 2014, 2013 or 2012 for hedges.

There were no outstanding hedge contracts in the Consolidated Balance Sheet as of December 31, 2014.

The following table summarizes the effect of derivative instruments as recorded in the Statement of Consolidated Operations:

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain (Loss) on Derivative Recognized in AOCI(L) (Effective Portion) for the Year Ended December 31,
	2014	2013	2012
Euro forward contracts	$—	$—	$6.0
Commodity contracts	—	(0.3)	—
Interest rate swap agreements	—	—	(0.1)
Total	$—	$(0.3)	$5.9

	Location of Gain (Loss) Reclassified from AOCI(L) into Income	Amount of Gain (Loss) Reclassified from AOCI(L) into Income (Effective Portion) for the Year Ended December 31,
	(Effective Portion)	2014	2013	2012
Euro forward contracts	Cost of goods sold	$—	$—	$2.3
Commodity contracts	Cost of goods sold	(0.2)	(0.2)	—
Interest rate swap agreements	Interest expense	—	—	(0.4)
Total		$(0.2)	$(0.2)	$1.9

Note 9 — Fair Value Disclosures
The following table shows the Company’s assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration payable	$1.4	—	—	1.4

The fair value of the derivative instruments have been determined based on the market equivalents at the balance sheet date, taking into account current commodity forward rates, therefore, they are classified within Level 2 of the valuation hierarchy. Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2014 or 2013.

The following table summarizes changes in Level 3 liabilities measure at fair value on a recurring basis:

Contingent Consideration
Fair Value at December 31, 2013	$1.4
Accretion expense	0.2
Foreign exchange	(0.2)
Fair Value at December 31, 2014	$1.4

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($24.3 million at December 31, 2014) based on achieving certain volume targets over a fifteen year period ending on December 31, 2026. We estimated the fair value of the contingent consideration liability using probability-weighted expected future cash flows and applied a discount rate that appropriately captured a market participant's view of the risk associated with the liability. The liability for contingent consideration is included in Other non-current liabilities in the Consolidated Balance Sheet. The valuation of contingent consideration is classified utilizing Level 3 inputs consistent with reasonably available assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration, and therefore, affect its value. Such factors include the overall economic conditions and our ability to drive sales volumes as planned. Subsequent to the date of acquisition the estimated fair value of the contingent consideration was reduced to €1.0 million ($1.4 million)after an evaluation of new information available in the fourth quarter of 2013. The change was reflected within Other income in the 2013 Consolidated Statement of Operations. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Revolver debt had a carrying value of $12.5 million at December 31, 2014 and is the approximate fair value due to the the short-term nature of the instrument. There was no long-term debt outstanding as of December 31, 2014 or 2013. Derivative instruments are recorded at fair value as indicated above.

We utilize a “relief from royalty” methodology in estimating fair values for indefinite-lived tradenames. The methodology estimates the fair value of each trade name by determining the present value of the royalty payments that are avoided as a result of owning the tradename and includes judgmental assumptions about sales growth that are consistent with the assumptions used to determine the fair value of reporting units in our goodwill testing. The fair value measurements were calculated using unobservable inputs, classified as Level 3, requiring significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature.
Accounts receivable potentially subjects us to a concentration of credit risk. We maintain significant accounts receivable balances with several large customers. At December 31, 2014 and 2013 the accounts receivable balance from our largest customer represented 2% of the Company’s net accounts receivable, respectively. Generally, we do not obtain security from our customers in support of accounts receivable.
Sales to the top three customers in the Battery Technologies segment represented approximately 49%, 48% and 52% of Battery Technologies’ net sales in 2014, 2013 and 2012, respectively. The loss of one or more of these customers could have a material adverse effect on Battery Technologies’ business, results of operations or financial position.

Note 10 — Income Taxes

Loss from continuing operations before income tax expense consists of the following:

	Year Ended December 31
	2014	2013	2012
United States	$(9.0)	$(13.6)	$(12.3)
Outside the United States	(163.8)	(49.2)	(36.3)
	$(172.8)	$(62.8)	$(48.6)

Income tax (benefit) expense is summarized as follows:

	Year Ended December 31
	2014	2013	2012
Current tax provision (benefit):
United States:
Federal	$1.4	$0.6	$(3.1)
State and local	0.2	—	—
Outside the United States	15.1	17.4	30.1
Total current	16.7	18.0	27.0
Deferred tax provision (benefit):
United States	(1.4)	0.6	2.4
Outside the United States	(15.8)	(7.9)	(32.6)
Total deferred	(17.2)	(7.3)	(30.2)
	$(0.5)	$10.7	$(3.2)

A reconciliation of income taxes computed using the United States statutory rate to income taxes computed using our effective income tax rate is as follows:

	Year Ended December 31
	2014	2013	2012
Loss from continuing operations before income tax expense	$(172.8)	$(62.8)	$(48.6)
Income taxes at the United States statutory rate (35)%	(60.5)	(21.9)	(17.1)
Increase (decrease) in taxes resulting from:
Effective tax rate differential on income outside of the United States	—	19.3	(3.3)
Repatriation of foreign earnings	2.3	(1.7)	7.4
Goodwill impairment	52.1	—	—
Valuation allowance	6.7	13.2	3.7
Uncertain tax positions	(1.1)	0.1	(1.9)
Allowance on GTL prepaid tax asset	—	0.4	5.6
Other, net	—	1.3	2.4
Income tax expense (benefit)	$(0.5)	$10.7	$(3.2)
Effective income tax rate	(a)	(a)	6.5%

(a)	not meaningful

The effective income tax rate for the year ended December 31, 2014 is impacted by the VAC intangible asset impairment charges of $195.4 million and other cost reduction charges (see Note 6 for further discussion on the intangible asset impairment charges). There is no tax benefit for the $168.7 million goodwill portion of the impairment charges due to its permanent nature.
Excluding the impact of the VAC goodwill and intangible asset impairment charges of $195.4 million and other business improvement and cost reduction charges of $10.0 million, the effective tax rate for the year ended December 31, 2014 would have been 27.4%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
The effective income tax rate for the year ended December 31, 2013 is impacted by the loss of $111.6 million related to the divestiture of the Advanced Materials business. There was no tax benefit on the loss on divestiture of the Advanced Materials business due to our legal entity and tax structure.
Excluding the impact of loss on sale of advanced materials business of $111.6 million, the effective tax rate for the year ended December 31, 2013 would have been 22.1%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
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
Excluding the impact of VAC purchase accounting related inventory charges and GTL discrete and permanent items, the effective tax rate for the year ended December 31, 2012 would have been 31.8%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S., and our internal financing structure, partially offset by losses and carry-forwards in certain jurisdictions (including the U.S. and Germany) with no corresponding tax benefit.
During fourth quarter of 2012, the Company received a $37.9 million income tax refund which was included in the Refundable, prepaid and accrued income taxes in the Statement of Consolidated Cash Flows for December 31, 2012.

We intend to repatriate only future earnings and therefore have not provided additional United States income taxes on approximately $402 million of undistributed earnings of consolidated foreign subsidiaries. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. Our intent is for such earnings to be permanently reinvested by the foreign subsidiaries. It is not practicable to estimate the amount of unrecognized withholding taxes and tax liability on such earnings.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our major tax jurisdictions include the U.S. and Germany. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The Internal Revenue Service completed the examination of our 2010 U.S. federal income tax return, and Finnish tax authorities completed the examination of our Finnish tax returns for the years 2007-2011.  VAC's German tax returns have been audited through 2005. We are indemnified, subject to certain limitations, for any pre-acquisition income tax liabilities of VAC. German tax authorities are currently examining VAC's income tax returns for the years 2006-2011.

Income tax payments were $18.8 million, $47.2 million and $33.9 million in 2014, 2013 and 2012, respectively.

Significant components of our deferred income taxes are as follows:

	December 31
	2014	2013
Employee benefit accruals	$58.6	$44.7
Foreign operating loss carryforwards	6.5	8.3
Foreign tax credit carryforwards	17.3	23.1
State operating loss carryforwards	7.8	7.6
Operating accruals	48.4	42.3
Investment credit carryforwards	2.6	3.3
Valuation allowance	(91.9)	(83.6)
Deferred tax assets	49.3	45.7
Depreciation	(31.2)	(37.5)
Amortization	(88.5)	(107.7)
Other	(0.2)	(1.0)
Deferred tax liabilities	(119.9)	(146.2)
Net deferred tax liabilities	$(70.6)	$(100.5)

Deferred income taxes are recorded in the Consolidated Balance Sheets in the following accounts:

	December 31
	2014	2013
Other current assets	$2.1	$2.4
Other non-current assets	5.3	6.4
Other current liabilities	(3.2)	(6.8)
Deferred income taxes — non-current liabilities	(74.8)	(102.5)
	$(70.6)	$(100.5)

We have a U.S. net deferred tax asset of $1.4 million which is expected to be recovered based on temporary differences that will reverse in 2015-2016. At December 31, 2014 and 2013, we had U.S state net operating loss carryforwards representing a potential future tax benefit of $7.8 million and $7.7 million, respectively. These carryforwards expire at various dates from 2015 through 2034. We have recorded a full valuation allowance against the U.S state net operating loss carryforwards. We have foreign net operating loss carryforwards of $30.6 million, representing a potential future tax benefit of $6.5 million in various jurisdictions, some of which expire in 2018 through 2033, and some of which have no expiration. We have established a $1.8 million valuation allowance against the foreign net operating loss carryforwards as we believe that some of these assets will more likely than not be realized. We have foreign investment tax credit and allowance carryforwards of $2.6 million, of which $1.9 million expire in 2028, while the remaining $0.7 million have no expiration. We have recorded a $1.9 million valuation allowance against the foreign investment tax credit and allowance carryforwards as we believe that a portion of these assets will not be realized.

For the year ended December 31, 2014, our valuation allowance increased primarily due to the increase in foreign carryforwards.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

Balance at January 1, 2013	$18.0
Additions for tax positions related to the current year	0.6
Reductions for tax positions of prior years	(3.4)
Foreign currency translation	0.3
Balance at December 31, 2013	15.5
Additions for tax positions related to the current year	0.4
Addition of receivable for prior year tax position	(0.7)
Reductions for tax positions of prior years	(0.6)
Reductions for lapses of statute of limitations	(0.1)
Foreign currency translation	(0.8)
Balance at December 31, 2014	$13.7

With the exception of those relating to the VAC acquisition, all uncertain tax positions would affect the effective tax rate if recognized. However, $6.1 million of the uncertain tax positions could be offset by tax credit carryforwards, which, if recognized, would be offset by an adjustment to the deferred tax assets. The decrease in uncertain tax positions in 2014 primarily results from effective settlements during 2014 in various tax jurisdictions. The decrease in uncertain tax positions in 2013 primarily results from the effective settlements during 2013 in various tax jurisdictions and the transfer of our equity interests in GTL as part of the divestiture of the Advanced Materials business. At December 31, 2014, the liability for uncertain tax positions includes $5.9 million for which it is reasonably possible that the uncertain tax position will decrease within the next twelve months. These uncertain tax positions primarily relate to acquired businesses and may decrease upon effective settlement.

We recognize interest accrued related to uncertain tax positions and penalties as a component of income tax expense. During 2014 and 2013 we recognized an immaterial benefit related to interest and penalties. At December 31, 2014 and 2013, we had $0.6 million and $0.8 million, respectively, accrued for interest and penalties.

Note 11 — Pension and Other Post-Retirement Benefit Plans
We have defined contribution plans covering substantially all eligible U.S. employees. Contributions are directed by the employee into various investment options. These defined contribution plans do not have any direct ownership of the Company’s common stock. Under these plans, we match participants’ contributions based on plan provisions. Certain plans provide for a discretionary Company contribution based on employee compensation. We maintain additional defined contribution plans in certain locations outside the United States. Aggregate defined contribution plan expenses were $3.3 million, $4.7 million and $4.9 million in 2014, 2013 and 2012, respectively.
We have defined benefit pension obligations at VAC, substantially all of which are unfunded. VAC sponsors various defined benefits plans for its employees, including pension, early retirement benefits and anniversary benefits, mainly in Germany.
The EaglePicher Technologies ("EPT") pension plans consist of four, non-contributory, defined benefit pension plans. The Technologies Salaried Plan is a defined benefit, cash balance plan that covers EaglePicher Technologies salaried employees hired prior to January 1, 2007. The Technologies Hourly Plan is a defined benefit plan that covers EaglePicher Technologies non-union hourly employees hired prior to January 1, 2007 and union hourly employees hired prior to May 3, 2008. We also hold the liabilities of two frozen defined benefit pension plans. Pension benefits are paid to plan participants directly from pension plan assets. In 2014 we offered lump-sum payments to terminated vested participants in the EPT pension plans. $29.6 million was paid out of plan assets to participants who elected the lump sum payment, and we recorded a $3.2 million pre-tax pension settlement expense.
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
The following table sets forth the changes in the benefit obligation and the plan assets during the year and reconciles the funded status of the defined benefit plans with the amounts recognized in the Consolidated Balance Sheet at December 31:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Change in benefit obligation
Projected benefit obligation at beginning of year	$(220.5)	$(245.0)	$(191.1)	$(181.4)
Service cost	(1.0)	(1.2)	(6.8)	(5.1)
Interest cost	(9.2)	(8.4)	(6.1)	(6.1)
Actuarial (loss) gain	(29.4)	20.2	(25.8)	(0.4)
Benefits paid	14.4	13.9	10.3	10.2
Settlement	29.6	—	—	—
Foreign currency exchange rate changes	—	—	25.3	(8.3)
Projected benefit obligation at end of year	(216.1)	(220.5)	(194.2)	(191.1)
Change in plan assets
Fair value of plan assets at beginning of year	177.4	180.5	4.2	4.0
Actual return on plan assets	17.2	5.7	—	—
Employer contributions	1.5	5.1	11.9	10.1
Settlement	(29.6)	—	—	—
Foreign currency exchange rate changes	—	—	(0.7)	0.3
Benefits paid	(14.4)	(13.9)	(10.3)	(10.2)
Fair value of plan assets at end of year	152.1	177.4	5.1	4.2
Funded status — plan assets less than benefit obligations	(64.0)	(43.1)	(189.1)	(186.9)
Recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	18.4	(16.9)	18.4	(0.1)
Amounts not yet recognized as a component of net postretirement benefit cost	$36.3	$17.9	$49.6	$31.2
Amounts recorded in the balance sheet:
Accrued benefit liability — current	$(0.6)	$(0.7)	$(8.1)	$(8.8)
Accrued benefit liability — long-term	(63.4)	(42.4)	(181.0)	(178.1)
Accumulated other comprehensive loss	36.3	17.9	49.6	31.2
Net amount recognized	$(27.7)	$(25.2)	$(139.5)	$(155.7)
The accumulated benefit obligation of the U.S. plans was $215.6 million and $220.1 million as of December 31, 2014 and 2013, respectively. The accumulated benefit obligation of the non-U.S. plans was $182.7 million and $189.8 million as of December 31, 2014 and 2013, respectively.
Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	U.S. Plans
	2014	2013	2012
Service cost	$1.0	$1.2	$1.1
Interest cost	9.2	8.4	9.3
Amortization of unrecognized net loss	1.4	0.3	1.5
Expected return on plan assets	(10.7)	(9.4)	(10.4)
Settlement charge	3.2	—	—
Net periodic benefit cost	4.1	0.5	1.5
Net loss (gain) arising during the year	22.1	(16.1)	1.3
Net gain recognized during the year	(3.6)	(0.8)	(3.4)
Total recognized in other comprehensive loss	18.5	(16.9)	(2.1)
Total recognized in net periodic benefit cost and other comprehensive loss	$22.6	$(16.4)	$(0.6)

Set forth below is a detail of the net periodic pension and other post-retirement benefit expense for the defined benefit plans for the years ended December 31:

	Pension Benefits
	Non-U.S. Plans
	2014	2013	2012
Service cost	$6.8	$5.1	$4.0
Interest cost	6.1	6.1	7.6
Amortization of unrecognized net loss	1.6	1.8	0.8
Net periodic benefit cost	14.5	13.0	12.4
Net loss arising during the year	25.8	0.3	29.8
Net gain recognized during the year	(1.6)	(1.8)	(0.8)
Exchange rate gain (loss) gain	(5.8)	1.4	0.8
Total recognized in other comprehensive loss	18.4	(0.1)	29.8
Total recognized in net periodic benefit cost and other comprehensive loss	$32.9	$12.9	$42.2
Future pension benefit payments expected to be paid are as follows:

	Pension
Expected benefit payments	U.S. Plans	Non-U.S. Plans
2015	$14.4	$10.7
2016	$14.1	$12.1
2017	$14.0	$12.3
2018	$13.9	$12.0
2019	$13.8	$10.4
2020-2024	$67.6	$51.4
Pension benefit payments for the U.S. pension plans are made from assets of the pension plans. We expect to contribute $0.7 million to our U.S. pension plans in 2015. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ significantly from current estimates. We expect to make annual benefit payments of approximately $10.7 million related to our non-U.S. pension plans in 2015.

The amounts in Accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Net actuarial loss	$0.9	$2.6	$3.5

The following weighted-average assumptions were used to determine the Company’s pension benefit obligations for the year ended December 31:

	2014	2013
U.S. Plans
Discount rate — EPT Active Plans	3.7%	4.6%
Discount rate — EPT Inactive Plans	3.5%	4.4%
Discount rate — Divested Business Plans	3.5%	4.3%
Expected return on pension plan assets — EPT Active Plans	6.3%	6.5%
Expected return on pension plan assets — EPT Inactive Plans	6.3%	6.5%
Expected return on pension plan assets — Divested Business Plans	6.3%	6.5%
Rate of increases in compensation — EPT Active Plans	3.5%	3.5%
Non U.S. Plans
Discount rate	2.0%	3.5%
Rate of increases in compensation	2.5% – 3.0%	2.5% – 3.0%

The following weighted-average assumptions were used to determine the Company’s net periodic pension benefit costs for the year ended December 31:

	2014	2013
U.S. Plans
Discount rate — EPT Active Plans	4.6%	3.7%
Discount rate — EPT Inactive Plans	4.4%	3.5%
Discount rate — Divested Business Plans	4.3%	3.4%
Expected return on pension plan assets — EPT Active Plans	6.5%	7.0%
Expected return on pension plan assets — EPT Inactive Plans	6.5%	4.7%
Expected return on pension plan assets — Divested Business Plans	6.5%	6.0%
Non U.S. Plans
Discount rate	3.5%	3.5%
Expected return on pension plan assets	3.5%	3.7%
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
Below are our actual and established target allocations for the EPT pension plans, representing 93% of U.S. pension plan assets:

	Actual Allocation	Target Allocation
U.S. equity securities	11%	11%
Non-U.S. equity securities	11%	11%
Fixed income	62%	62%
High yield	5%	5%
TIPS	5%	5%
Global REITS	5%	5%
Cash	1%	1%
Total assets	100%	100%

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

Our asset allocations by asset category for the Divested business and non-U.S. plans are as follows:

	December 31,
	2014	2013
U.S. equity securities	33%	38%
Corporate bonds	8%	10%
Government bonds	11%	10%
Other fixed income	15%	13%
Non-U.S. assets	31%	27%
Cash	2%	2%
Total assets	100%	100%
Equity securities are invested broadly in U.S. companies in various industries. Non-U.S. assets consist of equity securities of non-U.S. companies in various industries as well as foreign mutual funds.
The fair value measurements of defined benefit pension plan assets by category at December 31, 2014 are as follows:

	December 31,	Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
Category	2014	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity securities — US	$21.2	$3.9	$17.3	$—
Equity securities — Non US	15.4	—	15.4	—
Fixed income:
Bonds	88.6	—	88.6	—
Other fixed income	4.3	—	4.3	—
High yield	7.2	—	7.2	—
TIPS	6.7	—	6.7	—
Global REITS	7.0	—	7.0	—
Non-U.S. assets	5.1	—	5.1	—
Cash and cash equivalents	1.7	1.7	—	—
Total	$157.2	$5.6	$151.6	$—

Equity securities and fixed income, high-yield, TIPS and Global REITS investments are primarily comprised of mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date.
The defined benefit pension plans do not have any direct ownership of the Company’s common stock.

Note 12 — Accumulated Other Comprehensive Income (Loss)

(a) Changes in Accumulated Comprehensive Income (Loss) by Component

	Foreign Currency Translation Loss	Unrealized Gains and Losses on Cash Flow Hedging Derivatives	Pension and Post-Retirement Obligation	Pension and Post-Retirement Obligation Tax Impact	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2014	$(5.5)	$(0.2)	$(49.1)	$9.6	$(45.2)
Other comprehensive (loss) income before reclassifications	(81.7)	—	(42.0)	5.7	(118.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	5.2	—	5.4
Net current-period other comprehensive (loss) income	(81.7)	0.2	(36.8)	5.7	(112.6)
Ending balance at December 31, 2014	$(87.2)	$—	$(85.9)	$15.3	$(157.8)

(b) Reclassifications out of Accumulated Other Comprehensive Income (loss)

Details about Accumulated Other Comprehensive Income (loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on cash flow hedging derivatives	0.2	Cost of goods sold
Pension and post-retirement obligation	5.2	Cost of goods sold

Note 13 — Earnings Per Share
The following table sets forth the computation of basic and dilutive loss per common share from continuing operations attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2014	2013	2012
Amounts attributable to OM Group, Inc. common stockholders:
(in millions, except per share amounts)
Loss from continuing operations, net of tax	$(172.3)	$(71.7)	$(38.3)
Loss per common share - basic:
Loss from continuing operations	$(5.54)	$(2.27)	$(1.21)
Loss per common share - assuming dilution:
Loss from continuing operations	$(5.54)	$(2.27)	$(1.21)
Weighted average shares outstanding — basic	31.1	31.6	31.9
Dilutive effect of stock options and restricted stock	—	—	—
Weighted average shares outstanding — assuming dilution	31.1	31.6	31.9

The following table sets forth the computation of basic and diluted net loss per common share attributable to OM Group, Inc. common stockholders for the years ended December 31:

	2014	2013	2012
Amounts attributable to OM Group, Inc. common stockholders:
(in millions, except per share amounts)
Net loss	$(172.6)	(84.0)	$(38.7)
Loss per common share - basic:
Net loss	$(5.55)	$(2.66)	$(1.22)
Loss per common share - assuming dilution:
Net loss	$(5.55)	$(2.66)	$(1.22)
Weighted average shares outstanding — basic	31.1	31.6	31.9
Dilutive effect of stock options and restricted stock	—	—	—
Weighted average shares outstanding — assuming dilution	31.1	31.6	31.9
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
In the years ended December 31, 2014 and 2013, stock options to purchase 0.1 million shares and 0.1 million shares, respectively, of common stock were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. As we had a loss from continuing operations for the years presented above, the effect of including dilutive securities in the earnings per share calculation would have been anti-dilutive. Accordingly, all shares under share-based compensation awards were excluded from the calculation of loss from continuing operations attributable to OM Group, Inc. common stockholders assuming dilution and net loss attributable to OM Group, Inc. common stockholders assuming dilution.

Note 14 — Share-Based Compensation
On May 13, 2014, our stockholders approved the 2014 Equity and Incentive Compensation Plan (the “2014 Plan”). The 2014 Plan supersedes and replaces the 2007 Incentive Compensation Plan (the “2007 Plan”), which terminated upon the approval of the 2014 Plan. No further grants may be made under the 2007 plan.  The termination of the 2007 Plan will not impact outstanding awards issued as part of the 2007 Plan.

Under the 2014 Plan, we may provide equity-based compensation in the form of stock options, stock appreciation rights (or SARs), restricted stock, restricted stock units (or RSUs), performance shares, performance units, dividend equivalents and other stock or stock-based awards to selected employees and non-employee directors.   The 2014 Plan also provides for the issuance of common stock to non-employee directors as all or part of their annual compensation for serving as directors, as may be determined by the board of directors.

The total number of shares of common stock available for awards under the 2014 Plan (including any annual stock issuances made to non-employee directors) is 2,550,000.  Awards other than stock options and SARs will be counted against the aggregate share limit as 1.79 shares of common stock.  Under the 2014 Plan, no more than 1,424,581 shares of common stock could be issued in settlement of restricted stock unit (“RSU”) awards.  In addition, no person will be granted (i) stock options or SARs, in the aggregate, for more than 400,000 shares of common stock during any calendar year or (ii) awards of restricted stock, RSUs, performance shares or other stock-based awards intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code, in the aggregate, for more than 400,000 shares of common stock during any calendar year.

The 2014 Plan and the 2007 Plan provide that all options granted must have an exercise price of not less than the per share fair market value on the date of grant and that no option may have a term of more than ten years. We satisfy stock option exercises and restricted stock awards through the issuance of authorized but unissued shares or treasury shares.

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Statements of Consolidated Operations for the year ended December 31:

	2014	2013	2012
Stock options and restricted stock awards	$6.5	$5.4	$5.0
Restricted stock unit awards	0.6	0.3	0.2
Share-based compensation expense - employees	$7.1	$5.7	$5.2
Share-based compensation expense - non-employee directors	$0.5	$0.5	$0.5
No tax benefit for share-based compensation was realized during 2014, 2013 or 2012 as a result of the valuation allowance against U.S. deferred tax assets.
At December 31, 2014, there was $6.3 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $4.6 million in 2015, $1.6 million in 2016 and $0.1 million in 2017 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for the performance awards, and fluctuations in the fair value of restricted stock unit awards.
Our non-employee directors are paid a portion of their annual retainer in unrestricted shares of common stock which are valued as of the last trading date of the quarter. For purposes of determining the number of shares of common stock to be issued prior to May 13, 2014, the 2007 plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the New York Stock Exchange ("NYSE"). Pursuant to the 2007 plan we issued 7,084 shares in the six months ended June 30, 2014 and 18,069 shares and 23,752 shares in the 12 months ended December 31, 2013 and 2012, respectively, to non-employee directors. For purposes of determining the number of shares of common stock to be issued subsequent to May 13, 2014, the 2014 plan provides that shares are to be valued at the closing sale price of the Company’s common stock on the NYSE. Pursuant to the 2014 plan, we issued 8,795 shares in the 12 months ended December 31, 2014.
Stock Options
Options granted generally vest in equal increments over a three-year period from the grant date. Upon any change in control of the Company, as defined in the applicable plan, or upon death, disability or retirement, the stock options become 100% vested and exercisable. We account for options that vest over more than one year as one award and recognize expense related to those awards on a straight-line basis over the vesting period.

During 2014, 2013 and 2012, we granted stock options to purchase 230,300, 273,200 and 238,319 shares of common stock, respectively. Included in the 2012 grants are stock options to purchase 4,419 shares of common stock with a vesting period of one year, which were granted to our Chief Executive Officer (“CEO”) in connection with achievement of financial performance criteria in 2011 under our then high-performance incentive plan.
The fair value of options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	1.9%	1.1%	1.1%
Dividend yield	0.9%	—	—
Volatility factor of Company common stock	56%	54%	55%
Weighted-average expected option term (years)	6	6	6
Weighted-average grant-date fair value	$15.03	$13.49	$15.29
The risk-free interest rate assumption is based upon the U.S. Treasury yield curve appropriate for the term of the options being valued. The dividend yield assumption was ninety-four hundredths for the awards in 2014 due to the initiation of a dividend by the Company. The dividend assumption was previously zero based on the historical expectation of retaining earnings for use in operations at the time of the award issuances in 2013 and 2012. Expected volatilities are based on historical volatility of our common stock. The expected term of options granted is determined using the simplified method allowed by Staff Accounting Bulletin (“SAB”) No. 110 as historical data was not sufficient to provide a reasonable estimate. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term.
The following table sets forth the number of option shares and weighted-average grant-date fair value:

	Shares	Weighted-Average Fair Value at Grant Date
Non-vested at December 31, 2012	442,626	$17.20
Granted during 2013	273,200	13.49
Vested during 2013	(214,816)	17.37
Forfeited during 2013	(64,983)	16.02
Non-vested at December 31, 2013	436,027	14.78
Granted during 2014	230,300	15.03
Vested during 2014	(218,532)	15.18
Forfeited during 2014	(26,581)	14.74
Non-vested at December 31, 2014	421,214	$14.36

A summary of our stock option activity for 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,308,573	$34.81
Granted	230,300	32.06
Exercised	(18,764)	28.03
Expired unexercised	(36,201)	38.91
Forfeited	(26,581)	29.96
Outstanding at December 31, 2014	1,457,327	$32.97	5.4	$7.9
Vested or expected to vest at December 31, 2014	1,431,451	$33.04	5.4	$7.7
Exercisable at December 31, 2014	1,042,314	$34.30	4.2	$4.4
The fair value of options that vested during 2014, 2013 and 2012 was $3.3 million, $3.7 million and $3.5 million, respectively. The intrinsic value of options exercised in 2014 and 2013 was $0.1 million and $1.2 million, respectively. No stock options were exercised in 2012. The intrinsic value of an option represents the amount by which the market value of the stock exceeds the exercise price of the option.
We received cash payments of $0.5 million and $2.8 million in 2014 and 2013, respectively, in connection with the exercise of stock options previously granted. The Company does not settle stock options for cash.
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

Performance-Based Awards
During 2014, 2013 and 2012, we awarded 206,225, 245,950 and 130,500 shares, respectively, of performance-based Restricted stock to U.S. employees and 24,175, 35,150, and 33,450 performance-based International RSUs, respectively, to employees outside the U.S. (collectively "Performance-Based Awards").

The number of Performance-Based Awards that ultimately vest is based upon our achievement of specific measurable financial performance criteria. A recipient of Performance-Based Awards may earn a total award ranging from 0% to 100% of the initial grant, with the target being 50% of the initial grant. The Performance-Based Awards granted during 2013 and 2014 will vest upon the satisfaction of established performance criteria based on average return on net assets and the performance of our share price as compared to the performance of the Russell 2000 unweighted index over a three-year performance period ending December 31, 2015 and 2016, respectively.
The performance period for Performance-Based Awards granted during 2012 ended on December 31, 2014. The vesting of these awards was based on the achievement of consolidated EBITDA margin percentage measured against a predetermined peer group, and average return on net assets, in each case over three-year performance periods ending December 31, 2014. Based upon our performance against the stated performance objectives, 4% of the Performance-Based Awards granted in 2012 remain available to vest, or roughly 3,927 shares of Restricted Stock and 548 International RSUs. Vesting is conditional on approval from the Compensation Committee that the performance objectives were satisfied. The Compensation Committee makes this determination in the first quarter of 2015.
The performance period for Performance-Based Awards granted during 2011 ended on December 31, 2013. The vesting of these awards was based on the achievement of consolidated EBITDA margin percentage (as defined above) measured against a predetermined peer group, and average return on net assets, in each case over three-year performance periods ending December 31, 2013. Based upon our performance against the stated performance objectives, 20% of the Performance-Based Awards granted in 2011 vested, or roughly 18,194 shares of Restricted Stock and 850 International RSUs. The Compensation Committee approved this vesting in the first quarter of 2014.

Upon any change in control of the Company, as defined in the plan, the Performance-Based Awards under the terms of the award agreements vest at the target level. In the event of retirement, death, or disability, a pro rata number of Performance-Based Awards shall remain eligible for vesting at the end of the performance period.

A summary of our Performance-Based Awards for 2014 is as follows:

	International Restricted Stock Units	US Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	61,250	435,090	$29.56
Granted	24,175	206,225	32.20
Vested	(850)	(18,194)	36.51
Forfeited	(12,183)	(125,617)	33.63
Non-vested at December 31, 2014	72,392	497,504	$29.37
Expected to vest as of December 31, 2014	9,516	57,189

For awards granted prior to 2011, no performance-based shares vested and were issued in 2014, 2013 or 2012.

Time-Based Awards
In 2014, 2013 and 2012 we awarded 18,525, 60,000 and 69,327 time-based restricted stock units (RSUs); in 2012 we issued 20,000 shares of time-based restricted stock, respectively (collectively "US Time-Based Awards"). Included in the 2012 grant are 2,177 units of time-based awards with a vesting period of one year, which were granted to our Chief Executive Officer ("CEO") in connection with achievement of financial performance criteria under our then high performance annual incentive program. The value of the restricted stock units and restricted stock awarded in 2014, 2013 and 2012, based upon the market price of an unrestricted share of our common stock at the date of grant, was $0.6 million, $1.5 million and $2.6 million, respectively. During 2014, 2013 and 2012, we also awarded 6,050, 7,950, and 17,060 Time-Based International RSUs, respectively.

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
A summary of our Time-Based awards for 2014 is as follows:

	Time-Based International RSUs	Shares of US Time-Based Awards	Weighted Average Grant Date Fair Value - US Time-Based Awards
Non-vested at January 1, 2014	16,330	180,560	$29.26
Granted - three year vesting	6,050	18,525	32.17
Vested	(6,220)	(50,895)	35.99
Forfeitures	(1,085)	(13,020)	29.63
Non-vested at December 31, 2014	15,075	135,170	$27.08
Expected to vest as of December 31, 2014	13,967	130,174
The following US Time-Based Awards vested and were issued in the respective years ended December 31:

	2014	2013	2012
Vested - three year vesting period	50,895	54,300	22,100
Vested -one year vesting period	—	2,177	2,767
Shares surrendered to pay withholding taxes	(18,069)	(19,645)	(8,538)
Net shares issued	32,826	36,832	16,329

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

Note 16 — Lease Obligations

We rent office space, equipment, and land under long-term operating leases. Our operating lease expense was $8.0 million in 2014, $8.8 million in 2013 and $9.6 million in 2012.
Future minimum payments under noncancellable operating leases at December 31, 2014 are as follows for the years ending December 31:

2015	$6.6
2016	6.0
2017	5.1
2018	3.4
2019	2.1
Thereafter	8.2
Total minimum lease payments	$31.4

Note 17 — Reportable Segments and Geographic Information

We determine our segments based on how the chief operating decision maker makes decisions about allocating resources to segments and measuring their performance. We operate and report our results in four operating segments: Magnetic Technologies, Battery Technologies, Specialty Chemicals and Advanced Materials. Intersegment transactions are immaterial and generally recognized based on current market prices and are eliminated in consolidation. Corporate is comprised of general and administrative expenses not allocated to the operating segments.

The Magnetic Technologies segment develops, manufactures and distributes differentiated, high-performance industrial-use magnetic materials and related products and systems with exceptional magnetic and/or physical properties for a wide array of end markets, including automotive systems, electrical installation technology, energy conversion and distribution, industrial, retail and renewable energy.
The Specialty Chemicals segment develops, produces and supplies chemicals for electronic applications; industrial applications including coatings, composites and tire; and photomasks used by customers to produce semiconductors and related products.

The Battery Technologies segment provides advanced batteries, battery management systems, battery-related research and energetic devices for defense, space, medical and commercial markets.

The Advanced Materials segment manufactured inorganic products using unrefined cobalt and other metals and served the mobile energy storage, renewable energy, automotive systems, construction and mining, and industrial end markets.

The following table reflects the results of our reportable segments:

	2014	2013	2012
Net sales
Magnetic Technologies	$495.0	$522.6	$631.6
Specialty Chemicals (e)	316.1	318.6	323.6
Battery Technologies	153.8	150.3	143.0
Advanced Materials	102.6	166.3	447.0
Intersegment items	—	(0.3)	(0.8)
	$1,067.5	$1,157.5	$1,544.4
Operating profit (loss)
Magnetic Technologies (a)(b)(c)	$(177.1)	$22.4	$(22.3)
Specialty Chemicals (a)(b)(d)(e)	31.3	35.8	34.5
Battery Technologies (a)(b)	19.9	21.8	19.6
Advanced Materials	(5.6)	(0.4)	6.4
Corporate(a)(b)(f)	(33.6)	(38.5)	(42.9)
	(165.1)	41.1	(4.7)

Interest expense	$(2.6)	$(12.3)	$(49.7)
Foreign exchange gain (loss)	(6.5)	8.0	(0.8)
Gain (loss) on divestiture of Advance Materials business	1.7	(111.6)	—
Other income (expense), net	(0.3)	12.0	6.6
	(7.7)	(103.9)	(43.9)
Loss from continuing operations before income taxes	(172.8)	(62.8)	(48.6)

Expenditures for property, plant & equipment
Magnetic Technologies	$26.5	$30.8	$27.3
Specialty Chemicals (e)	3.1	7.6	4.9
Battery Technologies	4.5	5.3	5.8
Advanced Materials	—	6.3	29.6
Corporate	0.4	3.1	—
	$34.5	$53.1	$67.6
Depreciation and amortization
Magnetic Technologies	$42.2	$44.2	$40.8
Specialty Chemicals (e)	14.0	14.8	15.7
Battery Technologies	10.5	10.1	10.1
Advanced Materials	—	3.9	16.9
Corporate	0.8	0.9	0.8
	$67.5	$73.9	$84.3

Total assets
Magnetic Technologies	$675.0	$1,020.6
Specialty Chemicals (e)	396.3	416.5
Battery Technologies	265.9	237.4
Advanced Materials	10.6	17.9
Corporate	71.7	90.7
	$1,419.5	$1,783.1

(a)
The year ended December 31, 2014 includes a $195.4 million goodwill and intangible asset non-cash impairment charge in Magnetic Technologies. The results also include costs related to cost optimization and other business improvement initiatives of $1.9 million in Magnetic Technologies, $2.6 million in Battery Technologies, $2.1 million in Specialty Chemicals, and $0.2 million in Corporate, respectively. Cost reduction initiatives include headcount reductions, minor facility consolidation, supply chain optimization, corporate cost reductions, and other structural changes. There was also a $3.2 million non-cash pension settlement charge in Battery Technologies during the fourth quarter.

(b)
The year ended December 31, 2013 includes charges related to cost reduction initiatives of $5.4 million in Magnetic Technologies, $0.8 million in Battery Technologies, $1.1 million in Specialty Chemicals and $2.4 million in Corporate, respectively.

(c)	Includes $55.9 million of charges related to the VAC inventory purchase accounting step-up and LCM charges in 2012.

(d)	Includes property sale gains of $2.9 million in 2012.

(e)	All results related to the UPC business are excluded from the Specialty Chemicals segment for all periods presented.

(f)	Includes a $2.5 million non-cash pension settlement charge to certain participants in one of our U.S. defined benefit pension plans in 2012.

	Net Sales(a)(c)	Long-Lived Assets(b)(c)
Geographic Region Information
2014
Germany	544.3	217.5
United States	263.3	76.1
Finland	102.6	—
Other	157.3	14.7
	$1,067.5	$308.3
2013
Germany	$571.9	$247.9
United States	296.2	79.5
Finland	102.6	—
Japan	29.3	—
Other	157.5	18.2
	$1,157.5	$345.6
2012
Germany	$681.4
United States	324.9
Finland	229.7
Japan	161.7
Other	146.7
	$1,544.4

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

Note 18 — Quarterly Results of Operations (Unaudited)
The sum of the quarter income (loss) per common share does not agree to the full year information due to the difference in weighted average share values between quarter to date and year to date calculations.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$261.7	$297.5	$262.9	$245.4	$1,067.5
Gross profit	$61.9	$63.1	$62.6	$50.6	$238.2
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$5.3	$5.1	$6.3	$(189.0)	$(172.3)
Income (loss) from discontinued operations, net of tax	(0.1)	(0.3)	0.1	—	$(0.3)
Net income (loss)	$5.2	$4.8	$6.4	$(189.0)	$(172.6)
Net income (loss) per common share — basic
Continuing operations	$0.17	$0.16	$0.20	$(6.24)	$(5.54)
Discontinued operations	—	(0.01)	0.01	—	(0.01)
Net income (loss)	$0.17	$0.15	$0.21	$(6.24)	$(5.55)
Net income (loss) per common share — assuming dilution
Continuing operations	$0.16	$0.16	$0.20	$(6.24)	$(5.54)
Discontinued operations	—	(0.01)	—	—	(0.01)
Net income (loss)	$0.16	$0.15	$0.20	$(6.24)	$(5.55)

The second quarter 2014 includes costs related to cost reduction initiatives of $0.4 million in Specialty Chemicals.

The third quarter 2014 includes costs related to cost optimization and other business improvement initiatives of $0.3 million in Magnetic Technologies, $2.6 million in Battery Technologies, $1.0 million in Specialty Chemicals, and $0.1 million in Corporate, respectively.

The fourth quarter 2014 includes a $195.4 million goodwill and intangible asset non-cash impairment charge in Magnetic Technologies. The fourth quarter 2014 also includes costs related to cost optimization and other business improvement initiatives of $1.6 million in Magnetic Technologies, $0.7 million in Specialty Chemicals, and $0.1 million in Corporate, respectively. There was also a $3.2 million non-cash pension settlement charge in Battery Technologies during the fourth quarter.

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

2013 results related to the UPC business are excluded from the Special Chemicals segment for all periods presented.

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

Note 19 - Subsequent Events

On February 18, 2015, we announced a wide-ranging set of competitive repositioning and cost optimization opportunities throughout the enterprise that are expected to improve our ability to serve customers, better compete in global markets and deliver stronger financial performance. The opportunities include headcount reductions across the enterprise; site consolidations; relocation of certain operations to improve our cost structure and better serve customers; better alignment of various research and development, marketing and technical activities with customers’ next generation products and applications; and further corporate cost reductions.

Over the next three years, we expect to incur total cash expenses related to these opportunities of approximately $50.0 - $65.0 million. We also anticipate annualized savings of $30.0 - $40.0 million by the end of 2017, which are expected to ramp up starting in late 2015. Certain of these opportunities will take place in Europe and are subject to negotiations with employee works councils and unions, which could impact the timing and scope of the expected expenses and savings. We expect that the cost of these opportunities will not have a material impact on our financial position or liquidity and will be funded by operating cash flows and borrowing on our revolving line of credit when necessary.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are no such changes or disagreements.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting.

Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The Company's independent registered public accounting firm, Ernst & Young LLP, audited the Company's internal control over financial reporting and, based on that audit, issued an attestation report regarding the Company's internal control over financial reporting, which is included in this Annual Report.
Changes in Internal Controls
There were no changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended December 31, 2014 and materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
Information with respect to our directors will be set forth under the heading “Proposal 1. Election of Directors” in the Company’s proxy statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with the 2015 Annual Meeting of Stockholders of the Company (the “2015 Proxy Statement”) and is incorporated herein by reference. For information with respect to our executive officers, see “Executive Officers of the Registrant” in Part I of this Form 10-K.
Information with respect to the our audit committee, nominating and governance committee, compensation committee and the audit committee financial experts will be set forth in the 2015 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.
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
On June 6, 2014, we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange.

Item 11.  Executive Compensation
Information with respect to executive and director compensation and compensation committee interlocks and insider participation, together with the report of the compensation committee regarding the compensation discussion and analysis will be set forth in the 2015 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management will be set forth in the 2015 Proxy Statement under the heading “Security Ownership of Directors, Executive Officers and Certain Beneficial Owners — Beneficial Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth information concerning common stock issuable pursuant to our equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities issuable under outstanding options)
Equity Compensation Plans Approved by the Stockholders	1,368,391	$32.93	2,884,763
Equity Compensation Plans Not Approved by the Stockholders(a)	88,934	$33.67	—
Total	1,457,325	$32.97	2,884,763
__________________________________

(a)
As an inducement to join the Company, on June 13, 2005, the Chief Executive Officer was granted options to purchase 88,934 shares of common stock that are not covered by the equity compensation plans approved by our stockholders. These options have an exercise price of $33.67 per share (the market price of our stock on the grant date was $24.89) and became exercisable on May 31, 2008. The options have an expiration date of June 13, 2015.

Item 13.  Certain Relationships and Related Transactions, Director Independence
Information with respect to certain relationships and related transactions, as well as director independence, will be set forth in the 2015 Proxy Statement under the heading “Corporate Governance and Board Matters” and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services
Information with respect to principal accounting fees and services will be set forth in the 2015 Proxy Statement under the heading “Description of Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules
The following Consolidated Financial Statements of OM Group, Inc. are included in Part II, Item 8:
(1) Consolidated Balance Sheets at December 31, 2014 and 2013
Statements of Consolidated Operations for the years ended December 31, 2014, 2013 and 2012
Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Statements of Consolidated Cash Flows for the years ended December 31, 2014, 2013 and 2012
Statements of Consolidated Total Equity for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012
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

10.5
Sale and Purchase Agreement, dated December 23, 2009, by and among EaglePicher Corporation, as guarantor of the Seller, EaglePicher Technologies Holdings, LLC, as the Seller, EaglePicher Technologies, LLC, as the Company, OM Group, Inc., as limited guarantor of the Buyer, and OMG Energy Holdings, Inc., as the Buyer (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (No. 001-12515) filed on February 25, 2010).

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

*10.16
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

10.34
Asset and Stock Purchase Agreement Among OMG Harjavalta Chemicals Holding BV, OMG Americas, Inc., OM Group, Inc., Koboltti Chemicals Holdings Limited and, Freeport-McMoran Corporation Dated as of January 21, 2013 (incorporated by reference to Exhibit 10.39 to the Company's Annual report on Form 10-K filed February 28, 2013) .

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

10.37
Amendment No.1 to Credit Agreement dated as of November 12, 2013 to the Credit Agreement dated as of September 4, 2013, among OM Group, Inc., Harko C.V., and VAC Germany GmbH, as borrowers, PNC Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.37 to the Company's Annual report on Form 10-K filed February 26, 2014) .
.

10.38
Amendment No.2 to Credit Agreement dated as of February 7, 2014 to the Credit Agreement dated as of September 4, 2013, among OM Group, Inc., Harko C.V., and VAC Germany GmbH, as borrowers, PNC Bank, National Association, as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company's Annual report on Form 10-K filed February 26, 2014).
.

*10.39	OM Group, Inc. 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form S-8 (333-197835) filed August 4, 2014).

*10.40
Form of International Non-Qualified Stock Option Agreement under the 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibits 10.1 to the Company's Current Report on Form 8-K filed August 27, 2014).

*10.41
Form of International Performance Based-Restricted Stock Units Agreement under the 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibits 10.2 to the Company's Current Report on Form 8-K filed August 27, 2014).

*10.42
Form of International Time-Based Restricted Stock Units Agreement under the 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibits 10.3 to the Company's Current Report on Form 8-K filed August 27, 2014).

*10.43
Form of U.S. Non-Qualified Stock Option Agreement under the 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibits 10.4 to the Company's Current Report on Form 8-K filed August 27, 2014).

*10.44
Form of U.S. Performance-Based Restricted Stock Agreement under the 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibits 10.5 to the Company's Current Report on Form 8-K filed August 27, 2014).

*10.45
Form of U.S. Time-Based Restricted Stock Units Agreement under the 2014 Equity and Incentive Compensation Plan (incorporated by reference to Exhibits 10.6 to the Company's Current Report on Form 8-K filed August 27, 2014).

*10.46	Form of US Performance Based Restricted Stock Unit under the 2014 Equity and Incentive Compensation Plan

21	List of Subsidiaries

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.1	Instance Document

101.2	Schema Document

101.3	Calculation Linkbase Document

101.4	Labels Linkbase Document

101.5	Presentation Linkbase Document

101.6	Definition Linkbase Document

_______________________________________

*	Indicates a management contract, executive compensation plan or arrangement.

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

OM Group, Inc.

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Year	Acquisition / Divestitures		Charged (Credited) to Costs and Expenses		Charged (Credited) to Other Accounts		Deductions		Balance at End of Year
Classifications
2014
Allowance for doubtful accounts	$3.9	—		$0.3	(1)	$(1.2)	(9)	$(0.5)	(4)	$2.5
Allowance for note receivable	19.1	—		—	(1)	(16.7)	(8)	—		2.4
Environmental reserve	2.3	—		0.2	(3)	—		(0.7)	(5)	1.8
	$25.3	$—		$0.5		$(17.9)		$(1.2)		$6.7
2013
Allowance for doubtful accounts	$5.2	$(1.0)	(7)	$0.2	(1)	$(0.2)	(6)	$(0.3)	(4)	$3.9
Allowance for note receivable	3.1	—		16.0	(2)	—		—		19.1
Environmental reserve	2.4	—		0.3	(3)	—	(6)	(0.4)	(5)	2.3
	$10.7	$(1.0)		$16.5		$(0.2)		$(0.7)		$25.3
2012
Allowance for doubtful accounts	$4.8	$—		$0.7	(1)	$0.1	(6)	$(0.4)	(4)	$5.2
Allowance for note receivable	3.1	—		—	(1)	—		—		3.1
Environmental reserve	2.6	—		0.3	(3)	—	(6)	(0.5)	(5)	2.4
	$10.5	$—		$1.0		$0.1		$(0.9)		$10.7

_______________________________________

(1)	Provision for uncollectible accounts and notes receivable included in selling, general and administrative expenses.

(2)	Note receivable fully reserved at time of sale of cobalt business on March 29, 2013.

(3)	Provision for environmental costs included in selling, general and administrative expenses.

(4)	Actual accounts written-off against the allowance.

(5)	Actual cash expenditures charged against the accrual.

(6)	Foreign currency translation adjustment.

(7)	Resulting from sale of AM and UPC businesses during 2013.

(8)	Relief of note receivable obligation in accordance with compliance on the cobalt supply agreement.

(9)	Foreign currency translation adjustment and minor balance sheet reclassification.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2015.
OM GROUP, INC.

By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 2, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Joseph Scaminace Joseph Scaminace	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Carol A. Benton Carol A. Benton	Corporate Controller (Principal Accounting Officer)

/s/ Hans-Georg Betz Hans-Georg Betz	Director

/s/ Richard W. Blackburn Richard W. Blackburn	Director

/s/ Carl R. Christenson Carl R. Christenson	Director

/s/ Steven J. Demetriou Steven J. Demetriou	Director

/s/ Patrick S. Mullin Patrick S. Mullin	Director

/s/ Katharine L. Plourde Katharine L. Plourde	Director

/s/ John A. McFarland John A. McFarland	Director

/s/ Christopher M. Hix Christopher M. Hix Attorney-in-Fact