Form 10-Q
period 2015-03-31
OM GROUP INC
filed 2015-04-30
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of April 29, 2015, the registrant had 30,347,329 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
(In millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$53.1	$91.7
Accounts receivable, less allowance of $2.8 in 2015 and $2.5 in 2014	152.2	134.5
Inventories	214.2	228.4
Other current assets	25.8	21.5
Total current assets	445.3	476.1
Property, plant and equipment, net	277.3	308.3
Goodwill	244.5	252.6
Intangible assets, net	296.7	324.8
Other non-current assets	48.3	57.7
Total assets	$1,312.1	$1,419.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving credit facility	$40.1	$12.5
Accounts payable	78.3	74.7
Accrued employee costs	34.9	34.9
Purchase price of VAC payable to seller	4.1	46.2
Other current liabilities	50.9	57.4
Total current liabilities	208.3	225.7
Deferred income taxes	67.5	74.8
Pension liabilities	223.3	244.4
Other non-current liabilities	34.2	37.7
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,492,755 shares issued in 2015 and 32,408,222 shares issued in 2014	0.3	0.3
Capital in excess of par value	650.6	647.3
Retained earnings	391.8	405.3
Treasury stock (2,151,981 shares in 2015 and 2,136,116 shares in 2014, at cost)	(58.7)	(58.2)
Accumulated other comprehensive loss	(205.2)	(157.8)
Total stockholders' equity	778.8	836.9
Total liabilities and and stockholders' equity	$1,312.1	$1,419.5
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
(In millions, except per share data)
Net sales	$247.8	$261.7
Cost of goods sold	197.5	199.8
Gross profit	50.3	61.9
Selling, general and administrative expenses	54.8	53.4
Operating profit (loss)	(4.5)	8.5
Other income (expense):
Interest expense	(0.6)	(0.7)
Foreign exchange loss	(4.4)	(0.3)
Gain (loss) on divestiture of Advanced Materials business	2.0	(0.2)
Charges associated with VAC arbitration conclusion	(10.4)	—
Other income (expense), net	2.9	(0.6)
Income (loss) from continuing operations before income tax expense	(15.0)	6.7
Income tax (benefit) expense	(3.9)	1.4
Income (loss) from continuing operations, net of tax	(11.1)	5.3
Income (loss) from discontinued operations, net of tax	0.1	(0.1)
Consolidated net income (loss)	(11.0)	5.2
Earnings (loss) per common share — basic:
Income (loss) from continuing operations	$(0.37)	$0.17
Income (loss) from discontinued operations	0.01	—
Net income (loss)	$(0.36)	$0.17
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations	$(0.37)	$0.16
Income (loss) from discontinued operations	0.01	—
Net income (loss)	$(0.36)	$0.16

Weighted average shares outstanding
Basic	30.3	31.5
Assuming dilution	30.3	31.9

Dividends declared per common share	$0.0825	$0.0750

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended March 31,
	2015	2014
(In millions)
Consolidated net income (loss)	$(11.0)	$5.2
Foreign currency translation adjustments	(44.5)	(2.0)
Reclassification of foreign currency translation adjustment related to the sale of property into earnings	(3.5)	—
Reclassification of hedging activities into earnings, net of tax	—	0.1
Unrealized gain (loss) on cash flow hedges, net of tax	(0.2)	0.1
Pension adjustment, net of tax	0.8	0.1
Net change in accumulated other comprehensive loss	(47.4)	(1.7)
Comprehensive income (loss)	(58.4)	3.5

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
(In millions)
Operating activities
Consolidated net income (loss)	$(11.0)	$5.2
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
(Gain) loss from discontinued operations	(0.1)	0.1
Depreciation and amortization	14.9	18.1
Amortization of deferred financing fees	0.3	0.3
Share-based compensation expense	3.2	2.6
Foreign exchange loss	4.4	0.3
(Gain) loss on divestiture of Advanced Materials business	(2.0)	0.2
Deferred income tax benefit	(0.7)	(1.0)
Other non-cash items	(1.2)	1.0
Changes in operating assets and liabilities, excluding the effect of divestitures:
Accounts receivable	(27.5)	(0.8)
Inventories	(3.9)	(4.0)
Accounts payable	9.2	(20.8)
Other, net	(0.8)	(4.0)
Net cash used for operating activities	(15.2)	(2.8)
Investing activities
Expenditures for property, plant and equipment	(4.6)	(3.2)
Cash received from acquisition purchase price adjustments	1.5	—
Proceeds from sale of property	1.2	—
Net cash used for investing activities	(1.9)	(3.2)
Financing activities
Payments related to VAC purchase price payable	(41.8)	—
Net proceeds from revolving credit facility	27.6	—
Dividends paid	(2.5)	(2.4)
Proceeds from exercise of stock options	0.1	0.5
Debt issuance costs	(0.1)	(0.1)
Payment related to surrendered shares	(0.5)	(0.7)
Net cash used for financing activities	(17.2)	(2.7)
Effect of exchange rate changes on cash	(4.2)	(0.1)
Cash and cash equivalents
Decrease from continuing operations	(38.5)	(8.8)
Discontinued operations - net cash used by operating activities	(0.1)	—
Balance at the beginning of the period	91.7	118.4
Balance at the end of the period	$53.1	$109.6
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

On November 24, 2014, we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney"), and now operates as a part of our Battery Technologies business. Based in East Greenwich, Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the initial $24.6 million acquisition price through existing cash balances. During the first quarter ending March 31, 2015, a post-closing working capital settlement resulted in a $1.5 million purchase price reduction.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at March 31, 2015 and the results of our income (loss), comprehensive income (loss) and cash flows for the three months ended March 31, 2015 and 2014 have been included. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). The update amends the guidance for presenting deferred debt costs on the balance sheet and requires that the costs are recorded as a deduction from the carrying amount of debt. The amendments are effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact the adoption of ASU 2015-03 and believe the impact will not be material to our financial position.

Note 3 — Inventories

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Raw materials and supplies	$66.7	$73.6
Work-in-process	112.5	118.1
Finished goods	35.0	36.7
	$214.2	$228.4

Note 4 — Acquisitions and Divestitures

(a) Acquisitions

Yardney
On November 24, 2014. we completed the acquisition Yardney. Based in East Greenwich, Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the initial $24.6 million acquisition price through existing cash balances at the time of the acquisition. The balance sheet at the acquisition date was based on preliminary estimated purchase accounting. In the first quarter ending March 31, 2015, we agreed on the closing working capital with the seller which resulted in a post-closing purchase price reduction of $1.5 million. The updated purchase price of $23.1 million, after the working capital settlement and other minor purchase accounting adjustments, resulted in a preliminary allocation of $12.7 million of net assets, including $6.5 million of identifiable intangibles. The remaining $10.4 million was recorded as goodwill, which is not expected to be deductible for tax purposes.

VAC

Our Magnetic Technologies segment consists of VAC Holding GmbH ("VAC"), which we acquired in 2011. The total purchase price of $812.2 million included cash consideration of $686.2 million, withheld consideration of $86.3 million, and the issuance of Company shares valued at $39.7 million. The withheld consideration relates to potential indemnification claims made by OM Group and accepted by the seller, if any, within two years of the closing date of the acquisition with certain exceptions related to tax matters. In August 2013, we remitted a payment of $23.0 million to the seller of VAC and entered into arbitration with the seller to determine the outcome of the remaining withheld consideration. In December 2014, we withdrew one claim related to certain potential tax obligations and remitted a payment of $16.2 million to the seller of VAC and charged certain tax assessments related to pre-acquisition tax years of $1.6 million against the outstanding withholding liability. In March 2015, the arbitration decision was issued addressing the remaining declaratory actions we had undertaken in support of our indemnification claims and we remitted a payment of $52.5 million to the seller of VAC. The payment consisted of the remaining non-tax related withholding liability of $41.8 million and $10.7 million in charges associated with the arbitration conclusion, which included interest charges and legal fee reimbursement. The remainder of the purchase price of VAC payable to the seller of $4.1 million is tax related and will be resolved when all open tax examinations are completed by the tax authorities in the various jurisdictions, which we expect to occur in 2015. Due to the length of time over which these withholding liability payments are being made, these payments are classified as financing activities within the Unaudited Condensed Consolidated Statement of Cash Flows.

(b) Divestitures

Advanced Materials
On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business (including our cobalt refinery assets in Kokkola, Finland), and the transfer of our equity interests in the DRC-based joint venture, known as GTL, to the joint venture partners, subject to a security interest in our favor with respect to the joint venture's performance related to certain supply arrangements.
The sale agreement for the downstream portion of the business also provides for potential future additional cash consideration of up to $110.0 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture at December 31, 2014 or March 31, 2015.

Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) We acted as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of two years. We met the cobalt feed supply target under that agreement in October 2014. The supply agreement terminated as of March 31, 2015 and we expect all related activity under the performance of the agreement to be completed in the second quarter of 2015. (2) We also served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013.

Note 5 — Debt

On September 4, 2013, we entered into a five-year Senior Secured Revolving Credit Facility (“the Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the Facility are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018.

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

As of March 31, 2015, we had $40.1 million outstanding under the Facility and were in compliance with all Facility covenants.

Note 6 — Derivative Instruments

Commodity Price Risk

In March 2015, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2015 and 2016 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts have been designated as cash flow hedges for accounting purposes and had a fair value of $(0.3) million at March 31, 2015.

In May 2013, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2013 and 2014 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts were designated as cash flow hedges for accounting purposes and had a fair value of less than $0.1 million at March 31, 2014.

There was no hedge ineffectiveness in the three months ended March 31, 2015 or 2014 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration payable	$1.3	$—	$—	$1.3
Commodity contract derivatives	0.3	—	0.3	—
	$1.6	$—	$0.3	$1.3

Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2014 or 2015.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

Contingent Consideration
Fair Value at December 31, 2014	$1.4
Accretion expense	—
Foreign exchange	(0.1)
Fair Value at March 31, 2015	$1.3

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($21.5 million at March 31, 2015) based on achieving certain volume targets over a fifteen-year period ending on December 31, 2026. We estimated the fair value of the contingent consideration using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the contingent consideration. Contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. The Facility had a carrying value of $40.1 million and $12.5 million at March 31, 2015 and December 31, 2014, respectively, and is the approximate fair value due to the the short-term nature of the instrument. Derivative instruments are recorded at fair value and immaterial as of March 31, 2015 and 2014.

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
Income (loss) from continuing operations before income tax expense consists of the following:

	Three Months Ended March 31,
	2015	2014
United States	$(8.8)	$(2.7)
Outside the United States	(6.2)	9.4
Income (loss) from continuing operations before income tax expense	$(15.0)	$6.7

Effective Income Tax Rate	25.9%	20.7%

The effective income tax rates for the three months ended March 31, 2015 and 2014 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Malaysia and Taiwan) and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Note 9 — Defined Benefit Plans

At March 31, 2015 and December 31, 2014, we had pension liabilities of $230.9 million and $253.1 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended March 31,
	2015	2014
Service cost	$0.3	$0.3
Interest cost	1.9	2.4
Amortization of unrecognized net loss	0.4	0.4
Expected return on plan assets	(2.3)	(2.8)
Total expense	$0.3	$0.3

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended March 31,
	2015	2014
Service cost	$1.5	$1.7
Interest cost	0.8	1.5
Amortization of unrecognized net loss	0.6	0.3
Total expense	$2.9	$3.5

Note 10 — Accumulated Other Comprehensive Loss

(a) Changes in Accumulated Comprehensive Loss by Component

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedging Derivatives, net of tax	Pension and Post-Retirement Obligation, net of tax	Accumulated Other Comprehensive Loss
Beginning Balance at January 1, 2015	$(87.2)	—	(70.6)	(157.8)
Other comprehensive income (loss) before reclassifications	(44.5)	(0.2)	—	(44.7)
Amounts reclassified from accumulated other comprehensive loss	(3.5)	—	0.8	(2.7)
Net current-period other comprehensive income (loss)	(48.0)	(0.2)	0.8	(47.4)
Ending balance at March 31, 2015	$(135.2)	$(0.2)	(69.8)	$(205.2)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation	(3.5)	Other income (expense), net
Pension and post-retirement obligation	0.8	Selling, general and administrative expenses

Note 11 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended March 31,
	2015	2014
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(11.1)	$5.3

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$(0.37)	$0.17

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$(0.37)	$0.16

Weighted average shares outstanding — basic	30.3	31.5
Dilutive effect of stock options and restricted stock	—	0.4
Weighted average shares outstanding — assuming dilution	30.3	31.9

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended March 31,
	2015	2014
Amounts attributable to OM Group, Inc. common stockholders:
Net income (loss)	$(11.0)	$5.2

Earnings (loss) per common share - basic:
Net income (loss)	$(0.36)	$0.17

Earnings per common share - assuming dilution:
Net income (loss)	$(0.36)	$0.16

Weighted average shares outstanding — basic	30.3	31.5
Dilutive effect of stock options and restricted stock	—	0.4
Weighted average shares outstanding — assuming dilution	30.3	31.9

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

In the three months ended March 31, 2015 and 2014, stock options to purchase 0.2 million and 0.1 million shares, respectively, were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 12 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
Stock options and restricted stock awards	$2.9	$2.3
Restricted stock unit awards	0.2	0.2
Share-based compensation expense - employees	$3.1	$2.5

Share-based compensation expense - non-employee directors	$0.1	$0.1

No tax benefit for share-based compensation was realized during the first quarter of 2015 or 2014 as a result of a valuation allowance against the deferred tax assets.

At March 31, 2015, there was $12.9 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $6.0 million in the last nine months of 2015, $4.3 million in 2016, and $2.6 million in 2017 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued subsequent to May 13, 2014, the 2014 Plan provides that shares are to be valued at the closing sale price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the last trading date of the quarter. Pursuant to the 2014 Plan, we issued 4,403 shares in the three months ended March 31, 2015. For purposes of determining the number of shares of common stock to be issued prior to May 13, 2014, the 2007 Plan provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to the 2007 Plan, we issued 3,976 shares in the three months ended March 31, 2014 to non-employee directors.

Note 13 — Commitments and Contingencies

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

Note 14 — Reportable Segments

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

The following table reflects the results of our reportable segments:

	Three Months Ended March 31,
	2015	2014
Net sales
Magnetic Technologies	$104.3	$129.2
Battery Technologies	39.7	40.5
Specialty Chemicals	75.1	76.9
Advanced Materials	28.7	15.1
	$247.8	$261.7
Operating profit (loss)
Magnetic Technologies (a)	$(0.6)	$5.7
Battery Technologies (b) (c)	3.0	6.3
Specialty Chemicals (a)	6.3	7.4
Advanced Materials	(0.8)	(1.0)
Corporate (a)	(12.4)	(9.9)
	$(4.5)	$8.5

Interest expense	$(0.6)	$(0.7)
Foreign exchange loss	(4.4)	(0.3)
Gain (loss) on divestiture of Advanced Materials business	2.0	(0.2)
Charges associated with VAC arbitration conclusion	(10.4)	—
Other income (expense), net	2.9	(0.6)
Income (loss) from continuing operations before income taxes	$(15.0)	$6.7

Expenditures for property, plant & equipment
Magnetic Technologies	$3.6	$1.7
Battery Technologies	0.6	0.9
Specialty Chemicals	0.4	0.5
Corporate	—	0.1
	$4.6	$3.2
Depreciation and amortization
Magnetic Technologies	$8.6	$11.8
Battery Technologies	3.0	2.6
Specialty Chemicals	3.2	3.6
Corporate	0.1	0.1
	$14.9	$18.1

(a)
The first quarter of 2015 included costs related to enterprise initiatives, including fees related to a potential proxy contest and competitive repositioning and cost optimization opportunities announced on February 18, 2015 of $0.6 million in Magnetic Technologies, $0.9 million in Specialty Chemicals, and $2.0 million in Corporate. Certain of these opportunities are subject to ongoing negotiations with employee works councils and unions.

(b)	The first quarter of 2015 includes costs related to inventory purchase accounting step-up charges of $1.0 million related to the Yardney acquisition in Battery Technologies.

(c)
In the fourth quarter of 2014, Battery Technologies entered into a research and development ("R&D") contract with the U.S. Government. The contract is a “best efforts” cost-sharing agreement and calls for Battery Technologies to develop a production line for lithium-ion batteries from October 2014 through June 2017. The total expected costs to build the production line are approximately $29.0 million, a significant majority of which is expected to be reimbursed by the U.S. Government under the terms of the contract. During the first quarter of 2015, Battery Technologies incurred $1.4 million of expenses and requested reimbursement for $1.3 million of these expenses, which are recorded net within Selling, general and administrative expenses.

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

General
OM Group, Inc. (the “Company”, “we”, “our”, “us”) is a technology-driven industrial company serving attractive global markets, including automotive systems, electronic devices, aerospace and defense, industrial and medical. We use innovation and technology to address customers' complex applications and demanding requirements. Our strategy is to grow organically through product and application innovation and new market and customer development, to grow strategically through complementary acquisitions to build-out our growth platforms, and to maximize total stockholder returns through a combination of business growth, financial discipline, optimal deployment of capital and continued operational excellence. Our objective is to deliver sustainable, profitable growth and create long-term stockholder value.

On February 18, 2015, we announced a wide-ranging set of competitive repositioning and cost optimization opportunities throughout the enterprise that are expected to improve our ability to serve customers, better compete in global markets and deliver stronger financial performance. The opportunities include headcount reductions; site consolidations; relocation of certain operations to improve our cost structure and better serve customers; better alignment of various research and development, marketing and technical activities with customers’ next generation products and applications; and additional corporate cost reductions.

In connection with these opportunities, we anticipate annualized savings of $30.0 - $40.0 million by the end of 2017, which are expected to ramp up starting in late 2015. We also expect to incur total cash expenses related to these opportunities of approximately $50.0 - $65.0 million. Certain of these opportunities will take place in Europe and are subject to negotiations with employee works councils and unions, which could impact the timing and scope of the expected expenses and savings. We expect that the cost of these opportunities will not have a material impact on our financial position or liquidity and will be funded by operating cash flows and borrowing on our revolving line of credit when necessary.

On November 24, 2014, we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney") and has been included in our Battery Technologies business. Based in Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the initial $24.6 million acquisition price through existing cash balances. During the first quarter ending March 31, 2015, a post-closing working capital settlement resulted in a $1.5 million purchase price reduction, resulting in an updated preliminary purchase price of $23.1 million.

On March 29, 2013, we completed the divestiture of our cobalt-based Advanced Materials business. The sale agreement for the downstream portion of the business also provides for potential future cash consideration of up to $110.0 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration at December 31, 2014 or March 31, 2015.

We operate three strategic business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. Through March 2015, we also have limited continuing involvement in the Advanced Materials business through transition agreements with the buyer as described below. Further discussion of and financial information for these segments, including third-party net sales and operating profit, are contained in Note 14 to the accompanying consolidated financial statements of this Quarterly Report on Form 10-Q.

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

Advanced Materials (divested)
As discussed above, we exited this business in 2013. Following the sale, to assist in the transition of the downstream business, we entered into two agreements with the buyer pursuant to which: (1) We act as intermediary in a supply agreement between GTL and the buyer, in back-to-back arrangements for a period of two years. We met the cobalt feed supply target under that agreement in October 2014. The supply agreement terminated as of March 31, 2015, and we expect all related activity under the performance of the agreement to be completed in the second quarter of 2015. (2) We served as the U.S. distributor for refined cobalt products in primarily back-to-back arrangements until December 31, 2013. These agreements are reported in the Advanced Materials segment.

Executive Overview - First Quarter 2015
Net sales in the first quarter were $247.8 million, or $219.1 million excluding the divested Advanced Materials business compared to $246.7 million in the first quarter of 2014. Excluding the Advanced Materials sales, sales were $27.6 million lower in 2015 due primarily to $25.9 million as a result of unfavorable EUR/USD foreign currency translation impact. Excluding both the Advanced Materials sales and the unfavorable translation impact, net sales declined by 1%. Excluding the translation impact, Magnetic Technologies sales were 2% lower due primarily to lower selling prices and two customer projects in permanent magnets that wound down in 2014. Battery Technologies net sales were slightly lower than last year's first quarter due to the loss of a medical customer contract in the second half of 2014 and lower export sales for certain defense applications, partially offset by increased sales due to the acquisition of Yardney in the fourth quarter of 2014. Sales in Specialty Chemicals were slightly lower compared to the corresponding period last year due to the translation impact. Excluding the translation impact, sales in Specialty Chemicals were higher due to favorable mix and strength in memory disk applications in electronic chemicals.

During the quarter, the Company remained focused on enterprise initiatives, including previously-announced actions related to competitive repositioning and cost optimization initiatives, incurring charges of $3.5 million related to these initiatives. In addition, the Company incurred charges of $1.0 million related to the purchase accounting step-up of inventory in connection with the Yardney acquisition. The combined charges of $4.5 million have been excluded from the Company’s presentation of adjusted pro forma EBITDA, which is reconciled below.

Adjusted EBITDA in the 2015 first quarter was $15.7 million, a decrease of $11.9 million from a year ago. This decrease was due primarily to (1) lower profitability in Magnetic Technologies driven by the negative impact of inflation on operating expenses, the impact of lower sales volumes and lower selling prices; and (2) lower profitability in Battery Technologies due to lower sales volumes and unfavorable mix. A reconciliation of U.S. GAAP to adjusted numbers is contained on pages 17 and 18.

Consolidated Operating Results

	Three months ended
	March 31,
(in millions & percent of net sales)	2015		2014
Net sales	$247.8		$261.7
Cost of goods sold	197.5		199.8
Gross profit	50.3	20.3%	61.9	23.7%
Selling, general and administrative expenses	54.8	22.1%	53.4	20.4%
Operating profit (loss)	(4.5)	(1.8)%	8.5	3.2%
Gain (loss) on divestiture of Advanced Materials business	2.0		(0.2)
Charges associated with VAC arbitration conclusion	(10.4)		—
Other expense, net	(2.1)		(1.6)
Income tax (benefit) expense	(3.9)		1.4
Income (loss) from continuing operations, net of tax	(11.1)		5.3
Income (loss) from discontinued operations, net of tax	0.1		(0.1)
Consolidated net income (loss)	(11.0)		5.2

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations	$(0.37)		$0.16
Income (loss) from discontinued operations	0.01		—
Net income (loss)	$(0.36)		$0.16

We are providing adjusted operating profit (loss), adjusted EBITDA, and adjusted earnings from continuing operations per common share assuming dilution, which are non-GAAP financial measures. The tables below present reconciliations of these amounts to the comparable U.S. GAAP amounts. We believe that the non-GAAP financial measures presented in the tables facilitate a comparative assessment of our operating performance and enhance investors' understanding of the performance of our operations. The non-GAAP financial information set forth in the tables below are not alternatives to reported results determined in accordance with U.S. GAAP.

	For the three months ended
	March 31, 2015
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$(0.6)	$3.0	$6.3	$(12.4)	$(3.7)	$(0.8)	$(4.5)
Charges related to initiatives	0.6	—	0.9	2.0	3.5	—	3.5
Yardney inventory purchase accounting step up	—	1.0	—	—	1.0	—	1.0
Adjusted operating profit	—	4.0	7.2	(10.4)	0.8	(0.8)	—
Depreciation and amortization	8.6	3.0	3.2	0.1	14.9	—	14.9
Adjusted EBITDA	$8.6	$7.0	$10.4	$(10.3)	$15.7	$(0.8)	$14.9

	March 31, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$5.7	$6.3	$7.4	$(9.9)	$9.5	$(1.0)	$8.5
Depreciation and amortization	11.8	2.6	3.6	0.1	18.1	—	18.1
EBITDA	$17.5	$8.9	$11.0	$(9.8)	$27.6	$(1.0)	$26.6

	Three Months Ended
	March 31,
	2015		2014
	Amounts	Diluted EPS	Amounts	Diluted EPS
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$(11.1)	$(0.37)	$5.3	$0.16
Add (Less):
(Gain) loss on divestiture of Advanced Materials business	(2.0)	(0.07)	0.2	0.01
Charges related to initiatives	3.5	0.12	—	—
Yardney inventory purchase accounting step up	1.0	0.03	—	—
Charges associated with VAC arbitration conclusion	10.4	0.34	—	—
Gain on sale of property	(3.4)	(0.11)	—	—
Tax effect of special items	(3.7)	(0.12)	—	—
Adjusted income (loss) from continuing operations attributable to OM Group, Inc.	$(5.3)	$(0.18)	$5.5	$0.17
Weighted average shares outstanding - diluted		30.3		31.9

First Quarter of 2015 Compared with First Quarter of 2014
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended March 31, 2015, compared with the three months ended March 31, 2014:

	Net sales	Operating profit - as reported	Adjusted operating profit
2014	$261.7	$8.5	$8.5
Change in 2015 from:
Magnetic Technologies	(24.9)	(6.3)	(5.7)
Battery Technologies	(0.8)	(3.3)	(2.3)
Specialty Chemicals	(1.8)	(1.1)	(0.2)
Advanced Materials	13.6	0.2	0.2
Corporate	—	(2.5)	(0.5)
2015	$247.8	$(4.5)	$—

Net sales decreased $13.9 million, or 5.3%, primarily due to lower sales in Magnetic Technologies, partially offset by higher sales in Advanced Materials. Excluding Advanced Materials, sales were lower than in the first quarter of 2015 compared to the 2014 period due primarily to an unfavorable EUR/USD impact of $25.9 million. Excluding the translation impact, Magnetic Technologies sales were 2% lower due primarily to lower selling prices and two customer projects in permanent magnets that wound down in 2014. Battery Technologies net sales were slightly lower than last year's first quarter due primarily to the loss of a medical customer contract in the second half of 2014 and lower export sales for certain defense applications, partially offset by increased sales due to the acquisition of Yardney in the fourth quarter of 2014. Sales in Specialty Chemicals were slightly lower compared to the comparable period last year due to the foreign currency translation impact. Excluding the translation impact, sales in Specialty Chemicals were higher due to favorable mix and strength in memory disk applications in electronic chemicals.

Gross profit decreased $11.6 million in the three months ended March 31, 2015 compared with the three months ended March 31, 2014. As a percent of sales, gross margin decreased to 20.3% in the first quarter of 2015 from 23.7% in the year ago quarter. Both of these decreases were driven primarily by an unfavorable foreign currency translation impact and higher manufacturing expenses in Magnetic Technologies.

Selling, general and administrative expenses (“SG&A”) increased to $54.8 million in the three months ended March 31, 2015 from $53.4 million in the three months ended March 31, 2014. SG&A as a percentage of net sales was 22.1% in the first quarter of 2015 compared with 20.4% in the first quarter of 2014. The increases in 2015 are due primarily to expenses associated with our cost-reduction and other initiatives.

The following table summarizes the components of Other income (expense), net for the three months ended March 31:

	2015	2014	Change
Interest expense	$(0.6)	$(0.7)	$0.1
Foreign exchange loss	(4.4)	(0.3)	(4.1)
Gain (loss) on divestiture of Advanced Materials business	2.0	(0.2)	2.2
Charges associated with VAC arbitration conclusion	(10.4)	—	(10.4)
Other income (expense), net	2.9	(0.6)	3.5
	$(10.5)	$(1.8)	$(8.7)

The foreign exchange loss in the three months ended March 31, 2015 is primarily related to the pronounced weakening of the Euro versus the U.S. dollar during the quarter and the resulting impact on the revaluation of non-functional currency balances. Other income, net in 2015 includes a gain on the sale of a Specialty Chemicals facility of $3.4 million.

See Note 4(b) in our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for discussion on the loss on divestiture of Advanced Materials business.

Income tax benefit in the first quarter of 2015 was $3.9 million on pre-tax loss of $15.0 million, resulting in an effective income tax rate of 25.9%. This rate is lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit. For the three months ended March 31, 2014, income tax expense was $1.4 million on pre-tax income of $6.7 million, resulting in an effective income tax rate of 20.7%.

Segment Results and Corporate Expenses

Magnetic Technologies

This segment is focused on developing new products and applications, including leveraging its substantial patent portfolio, know-how and expertise to enter new markets and increase market share; and progressing its competitive repositioning and cost optimization activities, including continuing negotiations with the workers council regarding proposed changes to improve competitiveness and performance.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. Rare earth materials are currently available from a limited number of suppliers, primarily in China. We generally pass through rare earth prices to our customers in our selling prices, typically with a lag period. Rare earth prices have been fairly stable over the past several months, and therefore had a minor impact on sales and profit in the first quarter of 2015.

The following table identifies the components of changes in net sales and operating profit (loss):

	Three Months Ended
	March 31,
	Net sales	Operating profit	Adjusted operating profit
2014	$129.2	$5.7	$5.7
Increase (decrease) in 2015 from:
Volume/sales mix	(2.4)	(2.0)	(2.0)
Selling price	(1.5)	(1.5)	(1.5)
Charges related to initiatives	—	(0.6)	—
Foreign currency translation	(22.8)	(0.4)	(0.4)
Other	1.8	(1.8)	(1.8)
2015	$104.3	$(0.6)	$—

Net sales decreased in the first quarter of 2015 compared to the first quarter of 2014 due primarily to the unfavorable currency translation impact of the weaker Euro compared to the U.S. dollar. Sales were also negatively impacted by lower selling prices and two customer projects in permanent magnets that wound down in 2014, which more than offset increased volumes in the cores and components product lines driven by increased demand for industrial applications. Adjusted operating profit in the first quarter of 2015 was lower than the first quarter of 2014 due primarily to the negative impact of lower sales volumes, lower selling prices, and higher operating expenses including inflation and lower overhead absorption (included in Other in the table above).

Charges related to initiatives in the three months ended March 31, 2015 relate to the competitive repositioning and cost-optimization initiatives previously described.

Battery Technologies

The segment is focused on integrating the Yardney acquisition; developing new specialty battery chemistries, products and applications; expanding its served markets into new and emerging markets, including grid energy storage, commercial aerospace and oil and gas; and reducing medical battery production costs in response to the loss of a key customer contract.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended
	March 31,
	Net sales	Operating profit	Adjusted operating profit
2014	$40.5	$6.3	$6.3
Increase (decrease) in 2015 from:
Volume	(6.3)	(1.6)	(1.6)
Sales mix	0.4	(1.9)	(1.9)
Yardney acquisition	5.1	0.8	0.8
Yardney inventory purchase accounting step up	—	(1.0)	—
Other	—	0.4	0.4
2015	$39.7	$3.0	$4.0

Net sales in the three months ended March 31, 2015 were slightly lower than the comparable 2014 period, driven primarily by the loss of a medical customer contract in the second half of 2014 and lower export sales for certain defense applications, partially offset by increased sales due to the acquisition of Yardney in the fourth quarter of 2014. Adjusted operating profit in the first quarter of 2015 was lower than the corresponding 2014 period due primarily to lower sales volumes and unfavorable mix, partially offset by profit contribution from the Yardney acquisition.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At March 31, 2015, backlog was $149.5 million, compared to $156.5 million at December 31, 2014. Of the March 31, 2015 amount, $117.6 million is expected to be converted to sales by December 31, 2015, with the remaining $31.9 million expected to be converted to sales in years beyond 2015.

Specialty Chemicals

This segment is focused on utilizing its technology to provide solutions for electronic devices with increasing demanding performance specifications and miniaturization; progressing its competitive repositioning and cost optimization activities; and streamlining its product portfolio.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended
	March 31,
	Net sales	Operating profit	Adjusted operating profit
2014	$76.9	$7.4	$7.4
Increase (decrease) in 2015 from:
Volume	1.4	0.9	0.9
Selling price/mix	0.1	(1.8)	(1.8)
Foreign currency translation	(3.1)	(0.4)	(0.4)
Charges related to initiatives	—	(0.9)	—
Other	(0.2)	1.1	1.1
2015	$75.1	$6.3	$7.2

Net sales in the three months ended March 31, 2015 were lower when compared to the corresponding periods of 2014 due primarily to the lower EUR/USD exchange rate. Excluding the translation impact, sales in Specialty Chemicals were higher due to strength in demand for memory disk applications in electronic chemicals and higher sales volumes in photomasks. Adjusted operating profit was slightly lower in the three month period ended March 31, 2015 compared to 2014 due primarily to unfavorable mix in electronic chemicals that more than offset the benefit from higher sales volumes.

Charges related to initiatives in the three months ended March 31, 2015 relate primarily to headcount reductions across the segment as part of our competitive repositioning and cost-optimization initiatives.

Advanced Materials

Prior to its divestiture in 2013, this business manufactured inorganic products using unrefined cobalt and other metals, for a range of end markets. As discussed above, we divested this business as of March 29, 2013. Activity in this segment beginning in the second quarter of 2013 represents performance under the transition agreements described above.

For the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
Net sales	$28.7	$15.1

Operating loss	$(0.8)	$(1.0)

Corporate Expenses

Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation for the enterprise. Corporate expenses were $12.4 million in the first quarter of 2015 compared with $9.9 million in the first quarter of 2014. The amount in the 2015 period is higher due primarily to $2.0 million related to enterprise initiatives, including fees related to a potential proxy contest. Excluding this amount, corporate expenses in the 2015 period are similar to the prior-year period.
Liquidity and Capital Resources

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are presented in the following table and discussed in the related narrative:

	Three months ended
	March 31,
	2015	2014
Net cash used for:
Operating activities	$(15.2)	$(2.8)
Investing activities	(1.9)	(3.2)
Financing activities	(17.2)	(2.7)
Effect of exchange rate changes on cash	(4.2)	(0.1)
Cash used by discontinued operations	(0.1)	—
Net change in cash and cash equivalents	$(38.6)	$(8.8)

Operating Activities
In the first three months of 2015, cash outflow from operating activities was $15.2 million compared with a cash outflow of $2.9 million in the same period of the prior year. In March 2015, we made a payment to the seller of VAC that included $10.7 million for interest charges and legal fee reimbursement associated with the VAC arbitration conclusion. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows.

Investing Activities
We used $4.6 million of cash for capital expenditures in the first three months of 2015 primarily to: expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. We expect to fund 2015 capital expenditures through cash generated from operations and cash on hand at March 31, 2015. Net cash used by investing activities in the first three months of 2014 was the result of capital expenditures of $3.2 million.

Financing Activities
We used $2.5 million and $2.4 million of cash to pay dividends in the first three months of 2015 and 2014, respectively. We used $41.8 million of cash to pay the non-tax related purchase price of VAC payable to seller during the first three months of 2015, which was funded by net proceeds of $27.6 million from our revolving credit facility and cash on hand.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of March 31, 2015, most of our cash and cash equivalents were held outside the United States, primarily in Germany and Taiwan. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to meet U.S. liquidity needs through cash generated from operations in the U.S., repatriation of future foreign earnings for certain subsidiaries, and external borrowings. We expect our available cash, 2015 operating cash flows and availability under our revolving credit facility described below to be adequate to fund 2015 operating needs and capital expenditures.

Debt and Other Financing Activities
On September 4, 2013, we entered into a five-year Senior Secured Revolving Credit Facility (“the Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany Gmb (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018. As of March 31, 2015, we had $40.1 million outstanding under the Facility and were in compliance with all Facility covenants. See Note 5 in the Notes in our Unaudited Consolidated Financial Statements included in this Form 10-Q for further discussion of the Facility.
Contractual Obligations
Since December 31, 2014, there have been no significant changes in the total amount of contractual obligations, or the timing of cash flows in accordance with those obligations, as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited condensed consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates and assumptions, which may impact the comparability of our results of operations to similar businesses. There have been no changes to the critical accounting policies as stated in our Annual Report on Form 10-K for the year ended December 31, 2014.
Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that we believe may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts and generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Significant factors affecting these expectations are set forth under Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of market risk exposures is included in Part II, Item 7a. Quantitative and Qualitative Disclosure About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the quantitative and qualitative disclosure about market risk previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended March 31, 2015 and materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.  Exhibits

Exhibits are as follows:

10.1
Settlement agreement dated as of March 23, 2015 by and among OM Group, Inc., with FrontFour Capital Group LLC, and affiliates, to settle potential election contest in connection with the Company's 2015 annual meeting of stockholders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 25, 2015).

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
OM GROUP, INC.

Date: April 30, 2015	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)