Form 10-Q
period 2015-06-30
OM GROUP INC
filed 2015-08-05
CIK 899723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
As of August 4, 2015, the registrant had 30,600,771 shares of Common Stock, par value $.01 per share, outstanding.

OM Group, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
(In millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$35.8	$91.7
Accounts receivable, less allowance of $2.4 in 2015 and $2.5 in 2014	133.6	134.5
Inventories	218.8	228.4
Other current assets	38.7	21.5
Total current assets	426.9	476.1
Property, plant and equipment, net	281.7	308.3
Goodwill	248.1	252.6
Intangible assets, net	299.7	324.8
Other non-current assets	43.5	57.7
Total assets	$1,299.9	$1,419.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolving credit facility	$2.4	$12.5
Accounts payable	55.0	74.7
Accrued employee costs	39.9	34.9
Purchase price of VAC payable to seller	4.1	46.2
Other current liabilities	55.0	57.4
Total current liabilities	156.4	225.7
Deferred income taxes	67.5	74.8
Pension liabilities	229.4	244.4
Other non-current liabilities	30.0	37.7
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized 2,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized 90,000,000 shares; 32,742,185 shares issued in 2015 and 32,408,222 shares issued in 2014	0.3	0.3
Capital in excess of par value	660.3	647.3
Retained earnings	400.1	405.3
Treasury stock (2,151,866 shares in 2015 and 2,136,116 shares in 2014, at cost)	(58.7)	(58.2)
Accumulated other comprehensive loss	(185.4)	(157.8)
Total stockholders' equity	816.6	836.9
Total liabilities and and stockholders' equity	$1,299.9	$1,419.5
See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions, except per share data)
Net sales	$228.4	$297.5	$476.2	$559.2
Cost of goods sold	174.6	234.4	372.1	434.2
Gross profit	53.8	63.1	104.1	125.0
Selling, general and administrative expenses	54.5	53.2	109.4	106.6
Operating profit (loss)	(0.7)	9.9	(5.3)	18.4
Other income (expense):
Interest expense	(0.6)	(0.6)	(1.2)	(1.3)
Foreign exchange gain (loss)	0.3	(0.9)	(4.1)	(1.2)
Gain (loss) on divestiture of Advanced Materials business	—	(0.8)	2.0	(1.0)
Charges associated with VAC arbitration conclusion	—	—	(10.4)	—
Other income (expense), net	(5.8)	(0.7)	(2.9)	(1.4)
Income (loss) from continuing operations before income tax	(6.8)	6.9	(21.9)	13.5
Income tax (benefit) expense	(15.2)	1.8	(19.1)	3.1
Income (loss) from continuing operations, net of tax	8.4	5.1	(2.8)	10.4
Loss from discontinued operations, net of tax	(0.1)	(0.3)	—	(0.3)
Consolidated net income (loss)	$8.3	$4.8	$(2.8)	$10.1
Earnings (loss) per common share — basic:
Income (loss) from continuing operations	$0.28	$0.16	$(0.09)	$0.33
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	$0.28	$0.15	$(0.09)	$0.32
Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations	$0.27	$0.16	$(0.09)	$0.33
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Net income (loss)	$0.27	$0.15	$(0.09)	$0.31

Weighted average shares outstanding
Basic	30.4	31.5	30.4	31.5
Assuming dilution	30.7	31.8	30.4	31.9

Dividends declared per common share	$—	$0.0750	$0.0825	$0.1500

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Statements of Consolidated Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions)
Consolidated net income (loss)	$8.3	$4.8	$(2.8)	$10.1
Foreign currency translation adjustments	19.2	(1.3)	(25.3)	(3.2)
Reclassification of foreign currency translation adjustment related to the sale of property into earnings	—	—	(3.5)	—
Reclassification of hedging activities into earnings, net of tax	—	0.1	—	0.2
Unrealized loss on cash flow hedging derivatives, net of tax	(0.2)	—	(0.4)	—
Pension adjustment, net of tax	0.8	0.1	1.6	0.2
Net change in accumulated other comprehensive loss	19.8	(1.1)	(27.6)	(2.8)
Comprehensive income (loss)	$28.1	$3.7	$(30.4)	$7.3

See accompanying notes to unaudited condensed consolidated financial statements.

OM Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
(In millions)
Operating activities
Consolidated net income (loss)	$(2.8)	$10.1
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Loss from discontinued operations	—	0.3
Depreciation and amortization	29.7	36.4
Amortization of deferred financing fees	0.6	0.5
Share-based compensation expense	5.9	4.4
Foreign exchange loss	4.1	1.2
(Gain) loss on divestiture of Advanced Materials business	(2.0)	1.0
Deferred income tax benefit	(3.0)	(1.8)
Other non-cash items	(6.1)	3.0
Changes in operating assets and liabilities:
Accounts receivable	(5.4)	(20.3)
Inventories	(3.0)	(4.5)
Accounts payable	(16.5)	(6.1)
Other, net	(0.8)	(2.4)
Net cash provided by operating activities	0.7	21.8
Investing activities
Expenditures for property, plant and equipment	(10.6)	(10.8)
Cash received from acquisition purchase price adjustments	2.2	—
Proceeds from sale of property	1.2	1.0
Net cash used for investing activities	(7.2)	(9.8)
Financing activities
Payments related to VAC purchase price payable	(41.8)	—
Net payments on revolving credit facility	(10.1)	—
Dividends paid	(2.5)	(4.8)
Proceeds from exercise of stock options	7.8	0.5
Debt issuance costs	(0.1)	(0.1)
Payment related to surrendered shares	(0.5)	(0.7)
Share repurchases	—	(10.0)
Net cash used for financing activities	(47.2)	(15.1)
Effect of exchange rate changes on cash	(2.1)	(0.2)
Cash and cash equivalents
Decrease from continuing operations	(55.8)	(3.3)
Discontinued operations - net cash used by operating activities	(0.1)	(0.8)
Balance at the beginning of the period	91.7	118.4
Balance at the end of the period	$35.8	$114.3
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

On November 24, 2014, we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney"), and now operates as a part of our Battery Technologies business. Based in East Greenwich, Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the initial $24.6 million acquisition price through existing cash balances. During the six months ended June 30, 2015, a post-closing working capital adjustment and an arbitration settlement with a former real property lessor resulted in a $2.2 million purchase price reduction, resulting in a purchase price of $22.4 million.

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position at June 30, 2015 and the results of our income (loss), comprehensive income (loss) and cash flows for the six months ended June 30, 2015 and 2014 have been included. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information or notes required by U.S. generally accepted accounting principles for complete financial statements. Past operating results are not necessarily indicative of the results which may occur in future periods, and the interim period results are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Pending Transaction

On May 31, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with funds managed by Apollo Global Management, LLC (“Apollo Funds”) and Platform Specialty Products Corporation (“Platform”). Under the Merger Agreement, the Company will merge with an affiliate of Apollo Funds (the “Merger”). Immediately following the Merger, Apollo Funds will sell the Company’s electronic chemicals and photomasks businesses to Platform (the “Carve-out Transaction”). As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the time of the Merger will be converted into the right to receive $34.00 per share in cash without interest (the “Merger Consideration”). The transactions are expected to be completed by the end of 2015.
At the time of the Merger, each outstanding option to purchase shares of the Company’s common stock and each restricted share award will be deemed vested (at target level in the case of performance awards) and converted into the right to receive the Merger Consideration (less the exercise price in the case of options).
The Merger Agreement contains certain termination rights by the Company, Apollo Funds and Platform. These rights include the Company's acceptance of a superior proposal from an "excluded party," which is defined as any entity from whom the Company has received a takeover proposal prior to or within 35 days after the signing of the Merger Agreement, at which time the Company would be required to pay a termination fee of $18.3 million. In the event the Merger Agreement is terminated for other reasons by the Company, including acceptance of a takeover proposal submitted by a non-excluded party, it may be required to pay a termination fee of $36.6 million. If the Merger Agreement is terminated due to the failure of Apollo Funds or Platform to obtain debt financing, Apollo Funds and/or Platform, as applicable, will be required to pay the Company a reverse termination fee equal to $62.7 million. If the Merger Agreement is terminated due to the failure to obtain certain regulatory approvals related to the Carve-out Transaction, Platform may be required to reimburse the Company and Apollo Funds for their respective fees and expenses in an aggregate amount up to $11.3 million.
Consummation of the Merger is conditional upon customary closing conditions, including, among others, (1) adoption of the Merger Agreement by the stockholders of the Company at a meeting currently scheduled for August 10, 2015, and (2) expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") and other consents and approvals required under non-US applicable antitrust laws. On June 19, 2015 and on June 26, 2015, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger and the Carve-out Transaction, respectively. Several approvals from non-US regulatory parties are still outstanding. The Company has agreed to various covenants in the Merger Agreement, including, among other things, forgoing payment of its regular dividend during the period between execution of the Merger Agreement and the closing of the Merger.
During the three and six months ended June 30, 2015, we incurred $6.4 million and $7.8 million, respectively, of expenses related to the Merger, which are included within Selling, general and administrative expenses in the Statement of Consolidated Operations.
For additional information about the Merger, please see our current reports on Form 8-K, filed with the SEC on June 1, 2015, and the Merger Agreement itself, which is attached as Exhibit 2.1 thereto, as well as the definitive proxy statement filed with the SEC on July 10, 2015 and our other current reports on Form 8-K filed with the SEC related to the Merger.

Note 2 — Recently Issued Accounting Guidance

In April 2015, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). The update amends the guidance for presenting deferred debt costs on the balance sheet and requires that the costs are recorded as a deduction from the carrying amount of debt. The amendments are effective for reporting periods beginning after December 15, 2015, and early adoption is permitted. We are currently assessing the impact the adoption of ASU 2015-03 and believe the impact will not be material to our financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The update amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. On July 9, 2015 the FASB formally deferred the effective date one year, to reporting periods beginning after December 15, 2017. Early adoption is now allowed, but only after the original effective date of reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 may have on our results of operations or financial position.

Note 3 — Inventories

Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Raw materials and supplies	$69.0	$73.6
Work-in-process	115.3	118.1
Finished goods	34.5	36.7
	$218.8	$228.4

Note 4 — Acquisitions and Divestitures

(a) Acquisitions

Yardney
On November 24, 2014. we completed the acquisition of Yardney. Based in East Greenwich, Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the initial $24.6 million acquisition price through existing cash balances at the time of the acquisition. The balance sheet at the acquisition date was based on preliminary estimated purchase accounting. In the second quarter ended June 30, 2015, we finalized this accounting. During the six months ended June 30, 2015 we agreed the closing working capital with the seller and finalized an arbitration settlement with a former real property lessor which resulted in post-closing purchase price reductions of $2.2 million. The purchase price of $22.4 million, resulted in an allocation of $12.0 million of net assets, including $6.5 million of identifiable intangibles. The remaining $10.4 million was recorded as goodwill, which is not deductible for tax purposes.

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

(b) Divestitures

Advanced Materials
On March 29, 2013, we completed the divestiture of our cobalt-based business. The transaction comprised the sale of the downstream portion of the business (including our cobalt refinery assets in Kokkola, Finland), and the transfer of our equity interests in the DRC-based joint venture, known as GTL. The sale agreement for the downstream portion of the business provides for potential future additional cash consideration of up to $110.0 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration while calculating the loss on the divestiture at December 31, 2014 and June 30, 2015.

Following the sale, to assist in the transition of the downstream business, we entered into an agreement with the buyer to act as intermediary in a cobalt feed supply agreement between GTL and the buyer, in back-to-back arrangements for a period of two years. The supply agreement terminated as of March 31, 2015 and all related activity under the agreement was completed in the second quarter of 2015, including the payment of a $1.0 million performance bonus to us.

Note 5 — Debt

On September 4, 2013, we entered into a five-year Senior Secured Revolving Credit Facility (the "Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the Facility are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018.

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

The Facility contains customary representations and warranties and certain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness; (ii) redeem, repurchase or pay distributions on capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to the Company; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates. In addition, the Facility contains financial covenants that limit capital expenditures in any fiscal year and that measure (i) the ratio of the Company’s total funded indebtedness net of certain cash to the amount of the Company’s consolidated EBITDA and (ii) the ratio of the amount of the Company’s consolidated EBITDA to the Company’s cash interest expense, as defined in the agreement governing the Facility.

As of June 30, 2015, we had $2.4 million outstanding under the Facility and were in compliance with all Facility covenants.

Note 6 — Derivative Instruments

Commodity Price Risk

In March 2015, we entered into nickel forward derivative contracts to establish a fixed margin and mitigate the risk of price volatility related to certain sales expected in 2015 and 2016 of nickel-containing finished products that were priced on a formula that included a fixed nickel price component. These forward derivative contracts have been designated as cash flow hedges for accounting purposes and the liability had a fair value of $0.5 million at June 30, 2015.

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

There was no hedge ineffectiveness in the six months ended June 30, 2015 or 2014 for these hedges.

Note 7 — Fair Value Disclosures

The following table shows our assets and liabilities accounted for at fair value on a recurring basis:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Contingent consideration payable	$1.4	$—	$—	$1.4
Commodity contract derivatives	0.5	—	0.5	—
	$1.9	$—	$0.5	$1.4

Our valuation techniques and Level 3 inputs used to estimate the fair value of the contingent consideration payable in connection with our acquisition of Rahu Catalytics Limited ("Rahu") are described below. There were no transfers into or out of Levels 1, 2 or 3 in 2014 or 2015.

The following table summarizes changes in Level 3 liabilities measured at fair value on a recurring basis:

Contingent Consideration
Fair Value at December 31, 2014	$1.4
Accretion expense	0.1
Foreign exchange	(0.1)
Fair Value at June 30, 2015	$1.4

We acquired Rahu on December 22, 2011. The purchase price included contingent consideration of up to an additional €20.0 million ($22.4 million at June 30, 2015) based on achieving certain volume targets over a fifteen-year period ending on December 31, 2026. We estimated the fair value of the contingent consideration using probability-weighted expected future cash flows and applied a discount rate that appropriately captures a market participant's view of the risk associated with the contingent consideration. Contingent consideration is included in Other non-current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The valuation of the contingent consideration is classified utilizing Level 3 inputs consistent with assumptions which would be made by other market participants. There are many factors that could impact the likelihood that we will pay the contingent consideration and therefore its value, including overall economic conditions and our ability to drive sales volumes as planned. A change in a market participant view of risks could also impact the value of the contingent consideration.

We also hold financial instruments consisting of cash, accounts receivable, and accounts payable. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these instruments. The Facility had a carrying value of $2.4 million and $12.5 million at June 30, 2015 and December 31, 2014, respectively, and is the approximate fair value due to the the short-term nature of the instrument. Derivative instruments are recorded at fair value and immaterial as of June 30, 2015.

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

As required under ASC 740, our interim income tax provision is based on the application of an estimated annual effective income tax rate applied to year-to-date ordinary income from continuing operations before income tax expense. In determining the estimated annual effective income tax rate, we analyze various factors, including forecasts of projected annual earnings (including specific subsidiaries projected to have pretax income and pretax losses), taxing jurisdictions in which the earnings will be generated, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. We evaluate the estimated annual effective income tax rate on a quarterly basis based on current and forecasted earnings by tax jurisdiction, including changes in the Company's structure. The estimated annual effective income tax rate may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax effects of adjustments to the estimated annual effective income tax rate are recorded in the period such estimates are revised. The tax effects of discrete items, including the effect of changes in tax laws, tax rates, certain circumstances with respect to valuation allowances or other unusual or non-recurring items, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual effective income tax rate. The Company recorded a decrease in uncertain tax positions for the three and six months ended June 30, 2015 of $5.0 million as a result of an effective settlement at VAC, which is included as an income tax benefit for the period. A corresponding write-off of a $5.0 million long-term indemnification receivable was recorded in Other income (expense), net for the three and six months ended June 30, 2015, resulting in no impact on net income or earnings per share.
Income (loss) from continuing operations before income tax consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$(7.0)	$0.6	$(15.9)	$(2.3)
Outside the United States	0.2	6.3	(6.0)	15.8
Income (loss) from continuing operations before income tax	$(6.8)	$6.9	$(21.9)	$13.5

Effective Income Tax Rate	(a)	25.8%	(a)	23.3%
(a) not meaningful

The effective income tax rates for the three months and six months ended June 30, 2015 were impacted by special charges that have no tax benefits, including expenses related to the Merger described in Note 1 and the write-off of the tax indemnification receivable at VAC discussed above, as well as certain tax discrete items, including the decrease of uncertain tax positions discussed above. Prior year income tax rate for the three and six months ended June 30, 2014 are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. (primarily Germany, Malaysia and Taiwan) and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Note 9 — Defined Benefit Plans

At June 30, 2015 and December 31, 2014, we had pension liabilities of $237.2 million and $253.1 million, respectively, the majority of which were assumed in the 2011 VAC acquisition and the 2010 EaglePicher Technologies acquisition.

Set forth below is a detail of the net periodic pension expense for the U.S. defined benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	1.9	2.3	3.7	4.7
Amortization of unrecognized net loss	(0.2)	0.1	0.2	0.2
Expected return on plan assets	(2.3)	(2.6)	(4.5)	(5.1)
Total expense	$(0.3)	$0.1	$—	$0.4

Set forth below is a detail of the net periodic pension expense for the VAC defined benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$1.4	$1.7	$2.9	$3.4
Interest cost	0.8	1.5	1.6	3.1
Amortization of unrecognized net loss	0.6	0.3	1.2	0.5
Total expense	$2.8	$3.5	$5.7	$7.0

Note 10 — Accumulated Other Comprehensive Loss

(a) Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Currency Translation	Unrealized Loss on Cash Flow Hedging Derivatives, net of tax	Pension and Post-Retirement Obligation, net of tax	Accumulated Other Comprehensive Loss
Beginning Balance at January 1, 2015	$(87.2)	—	(70.6)	(157.8)
Other comprehensive loss before reclassifications	(25.3)	(0.4)	—	(25.7)
Amounts reclassified from accumulated other comprehensive loss	(3.5)	—	1.6	(1.9)
Net current-period other comprehensive income (loss)	(28.8)	(0.4)	1.6	(27.6)
Ending balance at June 30, 2015	$(116.0)	$(0.4)	(69.0)	$(185.4)

(b) Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Statement Where Net Income is Presented
Foreign currency translation	$(3.5)	Other income (expense), net
Pension and post-retirement obligation	$1.6	Selling, general and administrative expenses

Note 11 — Earnings (Loss) Per Share

The following table sets forth the computation of basic and dilutive income (loss) per common share from continuing operations attributable to OM Group, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts attributable to OM Group, Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$8.4	$5.1	$(2.8)	$10.4

Earnings (loss) per common share - basic:
Income (loss) from continuing operations	$0.28	$0.16	$(0.09)	$0.33

Earnings (loss) per common share - assuming dilution:
Income (loss) from continuing operations	$0.27	$0.16	$(0.09)	$0.33

Weighted average shares outstanding — basic	30.4	31.5	30.4	31.5
Dilutive effect of stock options and restricted stock	0.3	0.3	—	0.4
Weighted average shares outstanding — assuming dilution	30.7	31.8	30.4	31.9

The following table sets forth the computation of basic and diluted net income (loss) per common share attributable to OM Group, Inc. common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts attributable to OM Group, Inc. common stockholders:
Net income (loss)	$8.3	$4.8	$(2.8)	$10.1

Earnings (loss) per common share - basic:
Net income (loss)	$0.28	$0.15	$(0.09)	$0.32

Earnings per common share - assuming dilution:
Net income (loss)	$0.27	$0.15	$(0.09)	$0.31

Weighted average shares outstanding — basic	30.4	31.5	30.4	31.5
Dilutive effect of stock options and restricted stock	0.3	0.3	—	0.4
Weighted average shares outstanding — assuming dilution	30.7	31.8	30.4	31.9

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

In each of the three and six months ended June 30, 2015 and 2014, stock options to purchase 0.1 million shares were excluded from the calculation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

Note 12 — Share-Based Compensation

Set forth below is a summary of share-based compensation expense for option grants, restricted stock awards and restricted stock unit awards included as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and restricted stock awards	$2.3	$1.7	$5.3	$3.9
Restricted stock unit awards	0.2	—	0.3	0.2
Share-based compensation expense - employees	$2.5	$1.7	$5.6	$4.1

Share-based compensation expense - non-employee directors	$0.1	$0.1	$0.3	$0.3

No tax benefit for share-based compensation was realized during the first three and six months ended June 30, 2015 and 2014 as a result of a valuation allowance against the deferred tax assets.

At June 30, 2015, there was $10.4 million of unrecognized compensation expense related to unvested share-based awards. That cost is expected to be recognized as follows: $3.5 million in the remaining six months of 2015, $4.3 million in 2016, and $2.6 million in 2017 as a component of Selling, general and administrative expenses. Unearned compensation expense is recognized over the vesting period for the particular grant. Total unrecognized compensation cost will be adjusted for future changes in actual and estimated forfeitures, updated vesting assumptions for performance awards, and fluctuations in the fair value of restricted stock unit awards.

Non-employee directors of the Company are paid a portion of their annual retainer in unrestricted shares of common stock. For purposes of determining the number of shares of common stock to be issued subsequent to May 13, 2014, the 2014 Equity and Incentive Compensation Plan (the "2014 Plan") provides that shares are to be valued at the closing sale price of the Company’s common stock on the New York Stock Exchange ("NYSE") on the last trading date of the quarter. Pursuant to the 2014 Plan, we issued 3,744 and 8,147 shares in the three and six months ended June 30, 2015. For purposes of determining the number of shares of common stock to be issued prior to May 13, 2014, the 2007 Incentive Compensation Plan (the "2007 Plan") provides that shares are to be valued at the average of the high and low sale price of the Company’s common stock on the NYSE on the last trading date of the quarter. Pursuant to the 2007 Plan, we issued 3,976 and 7,084 shares in the three and six months ended June 30, 2014 to non-employee directors.

Note 13 — Commitments and Contingencies

Following the announcement of the Merger and Carve-Out Transaction described in Note 1, six putative class action lawsuits were filed in the Court of Chancery of the State of Delaware.  The actions subsequently were consolidated, and the case is proceeding as In re OM Group, Inc. Stockholders Litigation, C.A. No. 11216-VCN.  The operative complaint, originally filed in one of the constituent actions (City of Sarasota Firefighters’ Pension Fund v. Apollo Global Management, LLC, et al., C.A. No. 11249) generally alleges, among other things, that the directors of the Company breached their fiduciary duties to OM Group stockholders by engaging in a flawed sales process, agreeing to a price that does not adequately compensate OM Group stockholders, agreeing to certain unfair deal protection terms and failing to disclose certain information to investors.  Following expedited discovery, plaintiffs determined not to move for a preliminary injunction.  We believe that the allegations lack merit and we intend to defend the lawsuit vigorously.

In July 2015, we substantially completed negotiations with the employee works council and union in Germany with respect to competitive repositioning and cost optimization in our Magnetic Technologies business. At this time, implementation plans have not been completed, and as such, potential costs cannot be determined.

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

The following table reflects the results of our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales
Magnetic Technologies	$109.9	$130.9	$214.2	$260.1
Battery Technologies	42.7	41.0	82.4	81.5
Specialty Chemicals	74.2	81.9	149.3	158.8
Advanced Materials	1.6	43.7	30.3	58.8
	$228.4	$297.5	$476.2	$559.2
Operating profit (loss)
Magnetic Technologies (a)	$0.5	$3.2	$(0.1)	$8.9
Battery Technologies (b) (c)	5.2	8.1	8.2	14.5
Specialty Chemicals (a) (d)	7.8	8.5	14.1	15.9
Advanced Materials	0.5	(2.5)	(0.3)	(3.5)
Corporate (a) (e)	(14.7)	(7.4)	(27.2)	(17.4)
	$(0.7)	$9.9	$(5.3)	$18.4

Interest expense	$(0.6)	$(0.6)	$(1.2)	$(1.3)
Foreign exchange gain (loss)	0.3	(0.9)	(4.1)	(1.2)
Gain (loss) on divestiture of Advanced Materials business	—	(0.8)	2.0	(1.0)
Charges associated with VAC arbitration conclusion	—	—	(10.4)	—
Other income (expense), net	(5.8)	(0.7)	(2.9)	(1.4)
Income (loss) from continuing operations before income taxes	$(6.8)	$6.9	$(21.9)	$13.5

Expenditures for property, plant & equipment
Magnetic Technologies	$3.8	$6.0	$7.5	$7.7
Battery Technologies	0.8	0.5	1.4	1.4
Specialty Chemicals	1.3	1.0	1.7	1.5
Corporate	—	0.1	—	0.2
	$5.9	$7.6	$10.6	$10.8
Depreciation and amortization
Magnetic Technologies	$8.4	$11.9	$17.0	$23.7
Battery Technologies	2.9	2.6	5.9	5.1
Specialty Chemicals	3.3	3.5	6.5	7.1
Corporate	0.2	0.3	0.3	0.5
	$14.8	$18.3	$29.7	$36.4

(a)
The three and six months ended June 30, 2015 included costs related to enterprise initiatives, including fees related to a proxy contest and competitive repositioning and cost optimization opportunities announced on February 18, 2015 of $0.8 million and $1.4 million in Magnetic Technologies, $1.2 million and $2.1 million in Specialty Chemicals, and $0.3 million and $0.8 million in Corporate, respectively. Certain of these opportunities are subject to ongoing negotiations with employee works councils and unions.

(b)	The six months ended June 30, 2015 includes costs related to inventory purchase accounting step-up charges of $1.0 million related to the Yardney acquisition in Battery Technologies.

(c)
In the fourth quarter of 2014, Battery Technologies entered into a research and development ("R&D") contract with the U.S. Government. The contract is a “best efforts” cost-sharing agreement and calls for Battery Technologies to develop a production line for lithium-ion batteries from October 2014 through June 2017. The total expected costs to build the production line are approximately $29.0 million, a significant majority of which is expected to be reimbursed by the U.S. Government under the terms of the contract. During the three and six months ended June 30, 2015, Battery Technologies incurred $1.2 million and $2.6 million of expenses and requested reimbursement for $1.1 million and $2.4 million of these expenses, which are recorded net within Selling, general and administrative expenses.

(d)	The three and six months ended June 30, 2014 included costs related to cost reduction initiatives of $0.4 million in Specialty Chemicals.

(e)	The three and six months ended June 30, 2015 included fees related to the Merger of $6.4 million and $7.8 million in Corporate.

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

On May 31, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with funds managed by Apollo Global Management, LLC (“Apollo Funds”) and Platform Specialty Products Corporation (“Platform”). Under the Merger Agreement, the Company will merge with an affiliate of Apollo Funds (the “Merger”). Immediately following the Merger, Apollo Funds will sell the Company’s electronic chemicals and photomasks businesses to Platform (the “Carve-out Transaction”). As a result of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the time of the Merger will be converted into the right to receive $34.00 per share in cash without interest (the “Merger Consideration”). The transactions are expected to be completed by the end of 2015.

The Merger Agreement contains certain termination rights by the Company including the Company's acceptance of a superior proposal from an "excluded party," which is defined as any entity from whom the Company has received a takeover proposal prior to or within 35 days after the signing of the Merger Agreement, at which time the Company would be required to pay a termination fee of $18.3 million. In the event the Merger Agreement is terminated for other reasons by the Company, including acceptance of a takeover proposal submitted by a non-excluded party, it may be required to pay a termination fee of $36.6 million.

Consummation of the Merger is conditional upon customary closing conditions, including the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act") and other consents and approvals required under non-US applicable antitrust laws. On June 19, 2015 and on June 26, 2015, the FTC granted early termination of the waiting period under the HSR Act with respect to the Merger and the Carve-out Transaction, respectively. Several approvals from non-US regulatory parties are still outstanding.

On February 18, 2015, we announced a wide-ranging set of competitive repositioning and cost optimization opportunities throughout the enterprise that are expected to improve our ability to serve customers, better compete in global markets and deliver stronger financial performance. The opportunities include: headcount reductions; site consolidations; relocation of certain operations to improve our cost structure and better serve customers; better alignment of various research and development, marketing and technical activities with customers’ next generation products and applications; and additional corporate cost reductions.

During the six months ended June 30, 2015, we incurred charges of $3.5 million related to the competitive repositioning and cost optimization opportunities commenced to date across the enterprise. We expect these initial actions to deliver annualized savings of $4.0 million to $5.0 million when fully implemented. We also expect to implement additional initiatives in 2015 and beyond, and anticipate the costs of implementing these opportunities will not have a material impact on our financial position or liquidity and will be funded by operating cash flows and borrowings on our revolving credit facility if necessary. In July 2015, we substantially completed negotiations with the employee works council and union in Germany with respect to competitive repositioning and cost optimization in our Magnetic Technologies business. At this time, implementation plans have not been completed, and as such, potential costs cannot be determined.

On November 24, 2014, we completed the acquisition of Ener-Tek International, Inc., which operates under the brand name Yardney Technical Products ("Yardney") and has been included in our Battery Technologies business. Based in Rhode Island, Yardney is a designer, developer and manufacturer of high-performance lithium-ion and silver-zinc cells and batteries for niche applications in the defense and aerospace markets. We funded the initial $24.6 million acquisition price through existing cash balances. During the six months ended June 30, 2015, a post-closing working capital adjustment and an arbitration settlement with a former real property lessor resulted in a $2.2 million purchase price reduction, resulting in a purchase price of $22.4 million.

On March 29, 2013, we completed the divestiture of our cobalt-based Advanced Materials business. The sale agreement for the downstream portion of the business also provides for potential future cash consideration of up to $110.0 million based on the business achieving certain revenue targets over a period of three years. Using our projected trends of cobalt prices and volumes, it is not probable that the business will meet the revenue targets, and no value was assigned to the potential future cash consideration at December 31, 2014 and June 30, 2015.

We operate three strategic business platforms: Magnetic Technologies, Battery Technologies, and Specialty Chemicals. In 2015, we also have limited continuing involvement in the Advanced Materials business through transition agreements with the buyer as described below. Further discussion of and financial information for these segments, including third-party net sales and operating profit, are contained in Note 14 to the accompanying Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Advanced Materials (divested)
As discussed above, we exited this business in 2013. Following the sale, to assist in the transition of the downstream business, we entered into an agreement with the buyer to act as intermediary in a cobalt feed supply agreement between GTL and the buyer, in back-to-back arrangements for a period of two years. The supply agreement terminated as of March 31, 2015 and all related activity under the agreement was completed in the second quarter of 2015, including the payment of a $1.0 million performance bonus to us. This agreement is reported in the Advanced Materials segment.

Executive Overview - Second Quarter 2015
Net sales in the second quarter were $228.4 million, or, excluding the divested Advanced Materials business, $226.8 million compared to $253.8 million in the second quarter of 2014. This decline was due primarily to a $29.8 million unfavorable EUR/USD foreign currency translation impact. Excluding both the Advanced Materials sales and the unfavorable translation impact, net sales increased by 1%. Excluding the translation impact, Magnetic Technologies sales were 5% higher due primarily to higher sales volumes in automotive systems and renewable energy applications. Battery Technologies net sales were 4% higher than last year's second quarter due to sales from the Yardney business acquired in the fourth quarter of 2014, partially offset by lower sales volumes for medical applications due primarily to the loss of a medical customer contract in the second half of 2014. Excluding the translation impact, sales in Specialty Chemicals were 5% lower compared to the corresponding period last year due to lower sales volumes in printed circuit board as a result of weaker customer demand.

During the quarter, the Company incurred charges of $2.3 million related to its enterprise initiatives, including competitive repositioning and cost optimization opportunities. In addition, the Company incurred charges of $6.4 million related to the Merger. The combined charges of $8.7 million have been excluded from the Company’s presentation of adjusted pro forma EBITDA, which is reconciled below.

Excluding the $8.7 million of charges discussed above and the results of the divested Advanced Materials business, adjusted EBITDA in the 2015 second quarter was $22.3 million compared to $31.1 million in the comparable quarter of 2014. This decrease was due primarily to (1) lower profitability in Magnetic Technologies driven by the negative impact of EUR/USD foreign currency translation; the negative impact of inflation on operating expenses; the impact of production inefficiencies in the first half of 2015 due to our repositioning initiatives; and lower selling prices; and (2) lower profitability in Battery Technologies due to lower sales volumes and unfavorable mix. These negative factors more than offset profit from higher sales volumes in Magnetic Technologies and the positive contribution of the Yardney acquisition in Battery Technologies. Profitability in Specialty Chemicals was relatively flat year over year, as higher sales volumes in photomasks and benefits from cost reduction actions offset weakness in printed circuit board sales. A reconciliation of U.S. GAAP to adjusted numbers is contained on pages 19 and 20.

Consolidated Operating Results

	Three months ended				Six months ended
	June 30,				June 30,
(In millions, except per share data & percent of net sales)	2015		2014		2015		2014
Net sales	$228.4		$297.5		$476.2		$559.2
Cost of goods sold	174.6		234.4		372.1		434.2
Gross profit	53.8	23.6%	63.1	21.2%	104.1	21.9%	125.0	22.4%
Selling, general and administrative expenses	54.5	23.9%	53.2	17.9%	109.4	23.0%	106.6	19.1%
Operating profit (loss)	(0.7)	(0.3)%	9.9	3.3%	(5.3)	(1.1)%	18.4	3.3%
Gain (loss) on divestiture of Advanced Materials business	—		(0.8)		2.0		(1.0)
Charges associated with VAC arbitration conclusion	—		—		(10.4)		—
Other expense, net	(6.1)		(2.2)		(8.2)		(3.9)
Income tax (benefit) expense	(15.2)		1.8		(19.1)		3.1
Income (loss) from continuing operations, net of tax	8.4		5.1		(2.8)		10.4
Loss from discontinued operations, net of tax	(0.1)		(0.3)		—		(0.3)
Consolidated net income (loss)	8.3		4.8		(2.8)		10.1

Earnings (loss) per common share — assuming dilution:
Income (loss) from continuing operations	$0.27		$0.16		$(0.09)		$0.33
Income (loss) from discontinued operations	—		(0.01)		—		(0.02)
Net income (loss)	$0.27		$0.15		$(0.09)		$0.31

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

	For the three months ended
	June 30, 2015
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$0.5	$5.2	$7.8	$(14.7)	$(1.2)	$0.5	$(0.7)
Fees related to the Merger	—	—	—	6.4	6.4	—	6.4
Charges related to initiatives	0.8	—	1.2	0.3	2.3	—	2.3
Adjusted operating profit	1.3	5.2	9.0	(8.0)	7.5	0.5	8.0
Depreciation and amortization	8.4	2.9	3.3	0.2	14.8	—	14.8
Adjusted EBITDA	$9.7	$8.1	$12.3	$(7.8)	$22.3	$0.5	$22.8

	June 30, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$3.2	$8.1	$8.5	$(7.4)	$12.4	$(2.5)	$9.9
Charges related to initiatives	—	—	0.4	—	0.4	—	0.4
Adjusted operating profit	3.2	8.1	8.9	(7.4)	12.8	(2.5)	10.3
Depreciation and amortization	11.9	2.6	3.5	0.3	18.3	—	18.3
Adjusted EBITDA	$15.1	$10.7	$12.4	$(7.1)	$31.1	$(2.5)	$28.6

	For the six months ended
	June 30, 2015
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$(0.1)	$8.2	$14.1	$(27.2)	$(5.0)	$(0.3)	$(5.3)
Fees related to the Merger	—	—	—	7.8	7.8	—	7.8
Charges related to initiatives	1.4	—	2.1	0.8	4.3	—	4.3
Yardney inventory purchase accounting step up	—	1.0	—	—	1.0	—	1.0
Adjusted operating profit	1.3	9.2	16.2	(18.6)	8.1	(0.3)	7.8
Depreciation and amortization	17.0	5.9	6.5	0.3	29.7	—	29.7
Adjusted EBITDA	$18.3	$15.1	$22.7	$(18.3)	$37.8	$(0.3)	$37.5

	June 30, 2014
	Magnetic Technologies	Battery Technologies	Specialty Chemicals	Corporate	Subtotal	Advanced Materials	Consolidated
Operating profit (loss) - as reported	$8.9	$14.5	$15.9	$(17.4)	$21.9	$(3.5)	$18.4
Charges related to initiatives	—	—	0.4	—	0.4	—	0.4
Adjusted operating profit	8.9	14.5	16.3	(17.4)	22.3	(3.5)	18.8
Depreciation and amortization	23.7	5.1	7.1	0.5	36.4	—	36.4
Adjusted EBITDA	$32.6	$19.6	$23.4	$(16.9)	$58.7	$(3.5)	$55.2

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	Amounts	Diluted EPS	Amounts	Diluted EPS	Amounts	Diluted EPS	Amounts	Diluted EPS
Income (loss) from continuing operations attributable to OM Group, Inc. common stockholders - as reported	$8.4	$0.27	$5.1	$0.16	$(2.8)	$(0.09)	$10.4	$0.33
Add (Less):
(Gain) loss on divestiture of Advanced Materials business	—	—	0.8	0.03	(2.0)	(0.07)	1.0	0.03
Fees related to the Merger	6.4	0.21	—	—	7.8	0.26	—	—
Charges related to initiatives	2.3	0.07	0.4	0.01	4.3	0.14	0.4	0.01
Yardney inventory purchase accounting step up	—	—	—	—	1.0	0.03	—	—
Charges associated with VAC arbitration conclusion	—	—	—	—	10.4	0.34	—	—
Gain on sale of property	—	—	—	—	(3.4)	(0.11)	—	—
Write-off of long-long term VAC indemnification receivable	(5.0)	(0.16)	—	—	(5.0)	(0.16)	—	—
Reversal of VAC uncertain tax position	5.0	0.16	—	—	5.0	0.16	—	—
Tax effect of special items	(12.1)	(0.39)	—	—	(15.7)	(0.51)	—	—
Adjusted income (loss) from continuing operations attributable to OM Group, Inc.	5.0	0.16	6.3	0.20	(0.4)	(0.01)	11.8	0.37
Exclude operating results from divested Advanced Materials business, net of tax	0.9	0.03	(2.5)	(0.08)	(0.6)	(0.02)	(3.6)	(0.11)
Adjusted income from continuing operations attributable to OM Group, Inc. excluding divested Advanced Materials	$4.1	$0.13	$8.8	$0.28	$0.2	$0.01	$15.4	$0.48
Weighted average shares outstanding - diluted (a)		30.7		31.8		30.6		31.9

(a)	For the six months ended June 30, 2015 because the reported loss from continuing operations is income on an adjusted basis, we used diluted shares to calculate EPS.

Second Quarter of 2015 Compared with Second Quarter of 2014
The following table identifies, by segment, the components of change in net sales and operating profit for the three months ended June 30, 2015, compared with the three months ended June 30, 2014:

	Net sales	Operating profit (loss) - as reported	Adjusted operating profit
2014	$297.5	$9.9	$10.3
Change in 2015 from:
Magnetic Technologies	(21.0)	(2.7)	(1.9)
Battery Technologies	1.7	(2.9)	(2.9)
Specialty Chemicals	(7.6)	(0.7)	0.1
Advanced Materials	(42.2)	3.0	3.0
Corporate	—	(7.3)	(0.6)
2015	$228.4	$(0.7)	$8.0

Net sales in the second quarter were $228.4 million, or $226.8 million excluding the divested Advanced Materials business, compared to $253.8 million in the second quarter of 2014. Excluding the Advanced Materials sales, sales were $27.0 million lower in 2015 due primarily to a $29.8 million unfavorable EUR/USD foreign currency translation impact. Excluding both the Advanced Materials sales and the unfavorable translation impact, net sales increased by 1%. Excluding the translation impact, Magnetic Technologies sales were 5% higher due primarily to higher sales volumes in automotive systems and renewable energy applications. Battery Technologies net sales were 4% higher than last year's second quarter due to sales from the Yardney business acquired in the fourth quarter of 2014, partially offset by lower sales volumes for medical applications due primarily to the loss of a medical customer contract in the second half of 2014. Excluding the translation impact, sales in Specialty Chemicals were 5% lower compared to the corresponding period last year due to lower sales volumes in printed circuit board and advanced organic applications as a result of weaker customer demand.

Gross profit decreased $9.3 million in the three months ended June 30, 2015 compared with the three months ended June 30, 2014. As a percent of sales, excluding the divested Advanced Materials business, gross margin decreased to 23.4% in the second quarter of 2015 from 24.9% in the year ago quarter. Both of these decreases were driven primarily by an unfavorable foreign currency translation impact, higher manufacturing expenses, production inefficiencies and lower selling prices in Magnetic Technologies, and lower sales volumes and unfavorable mix in Battery Technologies.

Selling, general and administrative expenses (“SG&A”) increased to $54.5 million in the three months ended June 30, 2015 from $53.2 million in the three months ended June 30, 2014. SG&A as a percentage of net sales was 23.9% in the second quarter of 2015 compared with 21.0% in the second quarter of 2014 excluding the sales of Advanced Materials. The increases in 2015 are primarily due to fees and expenses related to the Merger, which more than offset lower SG&A as a result of the lower EUR/USD rate and our cost reduction actions.

The following table summarizes the components of Other income (expense), net for the three months ended June 30:

	2015	2014	Change
Interest expense	$(0.6)	$(0.6)	$—
Foreign exchange gain (loss)	0.3	(0.9)	1.2
Loss on divestiture of Advanced Materials business	—	(0.8)	0.8
Other expense, net	(5.8)	(0.7)	(5.1)
	$(6.1)	$(3.0)	$(3.1)

Other income (expense), net in the second quarter of 2015 includes a $5.0 million write-off of a long-term indemnification receivable in our Magnetic Technologies business during the quarter. The offsetting reversal of a corresponding $5.0 million uncertain tax position is recorded as an income tax benefit in the quarter, resulting in no impact on net income or earnings per share.

See Note 4(b) in the Unaudited Condensed Consolidated Financial Statements for discussion on the loss on divestiture of Advanced Materials business.

Income tax benefit for the three months ended June 30, 2015 was $15.2 million on pre-tax loss of $6.8 million. Excluding the effect of special charges, which include expenses related to the Merger described earlier and the write-off of the long-term indemnification receivable at VAC Holding GmbH ("VAC") in our Magnetic Technologies segment, and tax discrete items, which include the decrease of an uncertain tax position discussed in Note 8 in the Unaudited Condensed Consolidated Financial Statements, the effective income tax rate was 27.3%. For the three months ended June 30, 2014, income tax expense was $1.8 million on pre-tax income of $6.9 million, resulting in an effective income tax rate of 25.8%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
The following table identifies, by segment, the components of change in net sales and operating profit for the six months ended June 30, 2015, compared with the six months ended June 30, 2014:

	Net sales	Operating profit - as reported	Adjusted operating profit
2014	$559.2	$18.4	$18.8
Change in 2015 from:
Magnetic Technologies	(45.9)	(9.0)	(7.6)
Battery Technologies	0.9	(6.3)	(5.3)
Specialty Chemicals	(9.5)	(1.8)	(0.1)
Advanced Materials	(28.5)	3.2	3.2
Corporate	—	(9.8)	(1.2)
Intersegment items	—	—	—
2015	$476.2	$(5.3)	$7.8
Net sales in the six months ended June 30, 2015 were $476.2 million, or $445.9 million excluding the divested Advanced Materials business, compared to $500.4 million in the 2014 period. Excluding the Advanced Materials business, sales were $54.5 million lower in 2015 due primarily due to a $55.7 million unfavorable EUR/USD foreign currency translation impact. Excluding both the Advanced Materials business and the unfavorable translation impact, net sales in 2015 were comparable to 2014.
Gross profit decreased $20.9 million in the six months ended June 30, 2015 compared with the six months ended June 30, 2014, primarily due to the unfavorable EUR/USD foreign currency translation impact, higher operating expenses and production inefficiencies in Magnetic Technologies and the divestiture of Advanced Materials. As a percent of sales, excluding the Advanced Materials business, gross margin decreased to 23.1% in 2015 from 24.9% in the 2014 period. Both of these decreases were driven primarily by an unfavorable foreign currency translation impact, higher manufacturing expenses, production inefficiencies, and lower selling prices in Magnetic Technologies, and lower sales volumes and unfavorable mix in Battery Technologies.
Selling, general and administrative expenses (“SG&A”) increased to $109.4 million in the six months ended June 30, 2015 from $106.6 million in the six months ended June 30, 2014, primarily due to fees and expenses related to the Merger, which more than offset lower SG&A as a result of the lower EUR/USD rate and our cost reduction actions.
The following table summarizes the components of Other Income (expense), net for the six months ended June 30:

	2015	2014	Change
Interest expense	$(1.2)	$(1.3)	$0.1
Foreign exchange loss	(4.1)	(1.2)	(2.9)
Gain (loss) on divestiture of Advanced Materials business	2.0	(1.0)	3.0
Charges associated with VAC arbitration conclusion	(10.4)	—	(10.4)
Other expense, net	(2.9)	(1.4)	(1.5)
	$(16.6)	$(4.9)	$(11.7)

The foreign exchange losses are primarily related to movements in EUR/USD exchange rates and the resulting impact on the revaluation of non-functional currency balances. The charges associated with the VAC arbitration conclusion relate to settlement of this issue in the first quarter of 2015, which included payment of interest and legal fees. Other income (expense), net in 2015 includes the $5.0 million write-off of a long-term indemnification receivable discussed earlier, partially offset by the gain on the sale of a Specialty Chemicals facility of $3.4 million during the first quarter. The write-off of the indemnification receivable was offset by the reversal of an equal uncertain tax position that was recorded as an income tax benefit.

Income tax benefit for the six months ended June 30, 2015 was $19.1 million on pre-tax loss of $21.9 million. Excluding the effect of special charges, which include expenses related to the Merger described earlier and the write-off of the long-term indemnification receivable at VAC Holding GmbH ("VAC") in our Magnetic Technologies segment, tax discrete items, which include the decrease of an uncertain tax position discussed in Note 8 in the Unaudited Condensed Consolidated Financial Statements, and loss entities with no tax benefits, our effective income tax rate was 29.4%. For the six months ended June 30, 2014, income tax expense was $3.1 million on pre-tax income of $13.5 million, resulting in an effective income tax rate of 23.3%. These rates are lower than the U.S. statutory tax rate primarily due to income earned in tax jurisdictions with lower statutory rates than the U.S. and our financing structure, partially offset by losses in certain jurisdictions (including the U.S.) with no corresponding tax benefit.

Segment Results and Corporate Expenses

Magnetic Technologies

This segment is focused on developing new products and applications, including leveraging its substantial patent portfolio, know-how and expertise to enter new markets and increase market share; and progressing its competitive repositioning and cost optimization activities.

The primary raw materials used by Magnetic Technologies are nickel, cobalt and certain rare earth materials, primarily dysprosium and neodymium. Rare earth materials are currently available from a limited number of suppliers, primarily in China. We generally pass through rare earth prices to our customers in our selling prices, typically with a lag period. Rare earth prices have been fairly stable in 2015, and therefore had a minor impact on sales and profit during the year.

The following table identifies the components of changes in net sales and operating profit (loss):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Net sales	Operating profit - as reported	Adjusted operating profit	Net sales	Operating profit - as reported	Adjusted operating profit
2014	$130.9	$3.2	$3.2	$260.1	$8.9	$8.9
Increase (decrease) in 2015 from:
Volume/sales mix	3.8	0.7	0.7	1.4	(1.3)	(1.3)
Selling price	(1.8)	(1.8)	(1.8)	(3.3)	(3.3)	(3.3)
Charges related to initiatives	—	(0.8)	—	—	(1.4)	—
Foreign currency translation	(26.5)	(0.4)	(0.4)	(49.3)	(0.8)	(0.8)
Other	3.5	(0.4)	(0.4)	5.3	(2.2)	(2.2)
2015	$109.9	$0.5	$1.3	$214.2	$(0.1)	$1.3

Net sales were lower in the 2015 periods compared to 2014 due primarily to the unfavorable currency translation impact of the weaker Euro compared to the U.S. dollar. Sales were also negatively impacted by lower selling prices and positively impacted by higher sales volumes in certain automotive and renewable energy applications. Adjusted operating profit was lower in the 2015 periods compared to 2014 due primarily to higher operating expenses, including inflation, and production inefficiencies (included in Other in the table above), the impact of lower selling prices and unfavorable sales mix that offset profit from the higher volumes in the six-month period.

Charges related to initiatives in the three and six months ended June 30, 2015 relate to the competitive repositioning and cost-optimization initiatives previously described.

Battery Technologies

The segment is focused on integrating the Yardney acquisition; developing new specialty battery chemistries, products and applications; expanding its served markets into new and emerging markets, including grid energy storage, commercial aerospace and oil and gas; and reducing medical battery production costs in response to the loss of a key customer contract in the second half of 2014.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Net sales	Operating profit - as reported	Adjusted operating profit	Net sales	Operating profit - as reported	Adjusted operating profit
2014	$41.0	$8.1	$8.1	$81.5	$14.5	$14.5
Increase (decrease) in 2015 from:
Volume	(4.7)	(1.9)	(1.9)	(11.0)	(3.5)	(3.5)
Sales mix	—	(1.8)	(1.8)	0.4	(3.7)	(3.7)
Yardney acquisition	6.4	0.5	0.5	11.5	1.3	1.3
Yardney inventory purchase accounting step up	—	—	—	—	(1.0)	—
Other	—	0.3	0.3	—	0.6	0.6
2015	$42.7	$5.2	$5.2	$82.4	$8.2	$9.2

Net sales in the 2015 periods were higher than the corresponding 2014 periods, driven primarily by increased sales due to the acquisition of Yardney in the fourth quarter of 2014. These sales were partially offset by lower sales volumes in defense due to lower export sales, in aerospace due to an anticipated technology shift and in medical due to loss of a key customer contract last year.

Adjusted operating profit in the 2015 periods was lower than the corresponding 2014 periods due primarily to lower sales volumes and unfavorable mix, partially offset by profit contribution from Yardney sales.

The Battery Technologies segment tracks backlog, which is equal to the value of unfulfilled orders for which funding is contractually obligated by the customer and for which revenue has not been recognized. At June 30, 2015, backlog was $167.6 million, compared to $156.5 million at December 31, 2014. Of the June 30, 2015 amount, $80.1 million is expected to be converted to sales by December 31, 2015, with the remaining $87.5 million expected to be converted to sales in years beyond 2015.

Specialty Chemicals

This segment is focused on utilizing its technology to provide solutions for electronic devices with increasing demanding performance specifications and miniaturization; progressing its competitive repositioning and cost optimization activities; and streamlining its product portfolio.

The following table identifies the components of changes in net sales and operating profit:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Net sales	Operating profit - as reported	Adjusted operating profit	Net sales	Operating profit - as reported	Adjusted operating profit
2014	$81.9	$8.5	$8.9	$158.8	$15.9	$16.3
Increase (decrease) in 2015 from:
Volume	(3.6)	(1.9)	(1.9)	(2.2)	(1.0)	(1.0)
Selling price/mix	—	1.3	1.3	0.1	(0.5)	(0.5)
Foreign currency translation	(3.3)	(0.1)	(0.1)	(6.4)	(0.5)	(0.5)
Charges related to initiatives	—	(0.8)	—	—	(1.7)	—
Other	(0.8)	0.8	0.8	(1.0)	1.9	1.9
2015	$74.2	$7.8	$9.0	$149.3	$14.1	$16.2

Net sales in 2015 periods were lower compared to the corresponding periods of 2014 due primarily to the lower EUR/USD exchange rate and lower sales volumes due to weaker demand for printed circuit board and advanced organic applications. Adjusted operating profit was relatively flat in the 2015 periods compared to a year ago, as the negative impact of lower sales and unfavorable mix was offset by benefits from cost reduction actions.

Charges related to initiatives in the three and six months ended June 30, 2015 relate primarily to headcount reductions across the segment as part of our competitive repositioning and cost-optimization initiatives.

Advanced Materials

Prior to its divestiture in 2013, this business manufactured inorganic products using unrefined cobalt and other metals, for a range of end markets. As discussed earlier, we divested this business as of March 29, 2013. Activity in this segment beginning in the second quarter of 2013 represents performance under the transition agreements described earlier.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1.6	$43.7	$30.3	$58.8

Operating loss	$0.5	$(2.5)	$(0.3)	$(3.5)

Corporate Expenses

Corporate expenses consist of corporate overhead supporting the operating segments but not specifically allocated to an operating segment, including certain legal, finance, human resources and strategic development activities, as well as all share-based compensation for the enterprise.

Corporate expenses were $14.7 million in the second quarter of 2015 compared with $7.4 million in the second quarter of 2014. The amount in the 2015 period is higher due primarily to $6.4 million of fees related to the Merger as described earlier. Excluding this amount, corporate expenses in the 2015 period are comparable to the prior-year period.

Corporate expenses were $27.2 million in the first six months of 2015 compared to $17.4 million in the 2014 period, due primarily to $7.8 million of expenses in 2015 related to the Merger and fees related to a proxy contest. Excluding the special amount, corporate expenses in 2015 were higher than the 2014 period largely due to higher share-based compensation expense resulting from accelerated vesting of certain equity awards.
Liquidity and Capital Resources

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the Unaudited Condensed Consolidated Statements of Cash Flows, are presented in the following table and discussed in the related narrative:

	Six months ended
	June 30,
	2015	2014
Net cash provided by (used for):
Operating activities	$0.7	$21.8
Investing activities	(7.2)	(9.8)
Financing activities	(47.2)	(15.1)
Effect of exchange rate changes on cash	(2.1)	(0.2)
Cash used by discontinued operations	(0.1)	(0.8)
Net change in cash and cash equivalents	$(55.9)	$(4.1)

Operating Activities
In the first six months of 2015, cash inflow from operating activities was $0.7 million compared with a cash inflow of $21.8 million in the same period of the prior year. In March 2015, we made a payment to the seller of VAC that included $10.7 million for interest charges and legal fee reimbursement associated with the VAC arbitration conclusion. The cash flows from operating activities can fluctuate significantly from period-to-period due to profitability, working capital changes and the timing of payments for items such as income taxes, pensions and other items which impact reported cash flows.

Investing Activities
We used $10.6 million of cash for capital expenditures in the first six months of 2015 primarily to: expand capacity; to maintain and improve throughput; for compliance with environmental, health and safety regulations; and for other fixed asset additions at existing facilities. We expect to fund 2015 capital expenditures through cash generated from operations and cash on hand at June 30, 2015. Cash inflow of $2.2 million in the first six months of 2015 was provided by purchase price reimbursements on the Yardney acquisition. Net cash used by investing activities in the first six months of 2014 was primarily for capital expenditures of $10.8 million.

Financing Activities
In the first six months of 2015, net payments of $10.1 million were made on the revolving credit facility. We used $41.8 million of cash to pay the non-tax related purchase price of VAC payable to seller in March 2015, which was funded with borrowings from our revolving credit facility and cash on hand. We used $2.5 million and $4.8 million of cash to pay dividends in the first six months of 2015 and 2014, respectively.

Financial Condition
Cash balances are held in numerous locations throughout the world. As of June 30, 2015, most of our cash and cash equivalents were held outside the United States, primarily in Germany and Taiwan. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. income taxes, less applicable foreign tax credits. Our intent is to meet U.S. liquidity needs through cash generated from operations in the U.S., repatriation of future foreign earnings for certain subsidiaries, and external borrowings. We expect our available cash, 2015 operating cash flows and availability under our revolving credit facility described below to be adequate to fund 2015 operating needs and capital expenditures.

Debt and Other Financing Activities
On September 4, 2013, we entered into a five-year Senior Secured Revolving Credit Facility (the "Facility”), and terminated our previous credit facility dated August 2, 2011 that was scheduled to expire in August 2016. The Facility provides for $350 million of revolving borrowing capacity and includes an expansion option of up to an additional $150 million, subject to certain conditions. The borrowers under the agreement are the Company, Harko C.V. (“Harko”), a limited partnership organized under the laws of the Netherlands, and VAC Germany GmbH (“VAC”), a limited liability company under the laws of Germany. Harko and VAC are wholly-owned subsidiaries of the Company. The Facility matures on September 4, 2018. As of June 30, 2015, we had $2.4 million outstanding under the Facility and were in compliance with all Facility covenants. See Note 5 in the Unaudited Consolidated Financial Statements included in this Form 10-Q for further discussion of the Facility.
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the three months ended June 30, 2015 and materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Following the announcement of the Merger and Carve-Out Transaction described in Note 1, six putative class action lawsuits were filed in the Court of Chancery of the State of Delaware.  The actions subsequently were consolidated, and the case is proceeding as In re OM Group, Inc. Stockholders Litigation, C.A. No. 11216-VCN.  The operative complaint, originally filed in one of the constituent actions (City of Sarasota Firefighters’ Pension Fund v. Apollo Global Management, LLC, et al., C.A. No. 11249) generally alleges, among other things, that the directors of the Company breached their fiduciary duties to OM Group stockholders by engaging in a flawed sales process, agreeing to a price that does not adequately compensate OM Group stockholders, agreeing to certain unfair deal protection terms and failing to disclose certain information to investors.  Following expedited discovery, plaintiffs determined not to move for a preliminary injunction.  We believe that the allegations lack merit and we intend to defend the lawsuit vigorously.

Item 1A. Risk Factors

The following risk factor has arisen since the beginning of the current year. For a complete discussion of events that could materially adversely affect our business, financial condition and results of operations, if they occur, see Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Failure to complete the Merger could adversely impact our stock price, future business and financial results
On May 31, 2015, the Company entered into the Merger Agreement with Apollo Funds and Platform. Under the Merger Agreement, an affiliate of Apollo Funds will acquire all of its outstanding shares for $34.00 per share in cash, and immediately following the Merger, Apollo Funds will sell the Company’s electronic chemicals and photomasks businesses to Platform. The Merger Agreement contains certain termination rights by the Company, Apollo Funds and Platform.
If the Merger is not completed, the Company will be subject to certain risks, including the following: (1) a decline in the price of its common stock, as the current price may reflect the market assumption that the Merger Agreement will be completed, and (2) payment of a termination fee under certain circumstances if the Merger Agreement is terminated.
Further, the Merger and related matters may divert management's attention from day-to-day business and require substantial commitments of time and resources.

Item 6.  Exhibits
Exhibits are as follows:

2.1
Agreement and Plan of Merger, by and among Duke Acquisition Holdings, LLC, Duke Acquisition, Inc., MacDermid Americas Acquisitions Inc., and OM Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed June 1, 2015)

3.1	Second Amended and Restated Bylaws of OM Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed June 1, 2015)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

101.1	Instance Document

101.2	Schema Document

101.3	Calculation Linkbase Document

101.4	Definition Linkbase Document

101.5	Labels Linkbase Document

101.6	Presentation Linkbase Document

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OM GROUP, INC.

Date: August 5, 2015	By:	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)